Form 10-Q
period 1996-05-31
REHABCARE GROUP INC
filed 1996-07-10
CIK 812191

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended May 31, 1996

                      Commission File Number 0-19294


                           REHABCARE GROUP, INC.
          (Exact name of Registrant as specified in its charter)

          Delaware                                     51-0265872
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


          7733 Forsyth Boulevard, Suite 1700, St. Louis, MO 63105
          (Address of principal executive offices and Zip Code)

                                314-863-7422
           (Registrant's telephone number, including area code)


Indicate by check mark the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X                 No


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                    Outstanding at July 9, 1996
Common Stock, par value $.01 per share          4,663,134

                             REHABCARE GROUP, INC.

                                   Index



Part I. - Financial Information

  Item 1. - Condensed Consolidated Financial Statements

    Condensed consolidated balance sheets,
      May 31, 1996 (unaudited) and February 29, 1996                      3

    Condensed consolidated statements of earnings for the three
      months ended May 31, 1996 and 1995 (unaudited)                      4

    Condensed consolidated statements of cash flows for the
      three months ended May 31, 1996 and 1995 (unaudited)                5

    Notes to condensed consolidated financial statements (unaudited)      6

  Item 2. - Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                   8

Part II. - Other Information

  Item 1. - Legal Proceedings                                             9

  Item 4. - Submission of Matters to Security Holders                    10

  Item 6. - Exhibits and Reports on Form 8-K                             10

  Signatures                                                             12

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements

                           REHABCARE GROUP, INC.
                   Condensed Consolidated Balance Sheets
                       (Dollar amounts in thousands)

                                                 May 31,  February 29,
                                                   1996      1996
                                               (Unaudited)
Assets:
Current assets:
  Cash and cash equivalents                      $ 2,447    $ 6,174
  Marketable securities                            2,995      4,495
  Accounts receivable, net of allowance for
    doubtful accounts of $1,614 and $822          19,673     10,847
  Deferred tax assets                              1,889      1,596
  Prepaid expenses and other current assets          561        473
    Total current assets                          27,565     23,585

Marketable securities, non-current                   682        497
Equipment and leasehold improvements, net          3,144      1,601
Other assets:
  Excess of cost over net assets acquire          45,723     27,085
  Deferred contract costs, net                     1,475      1,661
  Pre-opening costs, net                           1,701      1,765
  Deferred tax assets                                899        577
  Other                                              651        295
    Total other assets                            50,449     31,383
                                                 $81,840    $57,066
Liabilities and Stockholders' Equity:
Current liabilities:
  Revolving credit facility                      $ 3,500         --
  Current portion of long-term debt                3,093    $ 2,093
  Accounts payable                                 4,111      1,788
  Accrued salaries and wages                       8,691      5,326
  Accrued expenses                                 1,759      1,123
  Income taxes payable                             2,168      1,437
    Total current liabilities                     23,322     11,767

Deferred compensation                              1,655      1,370
Long-term debt, less current portion              14,017      5,032
Stockholders' equity:
  Common stock, $.01 par value; authorized 20,000,000
    shares, issued 4,661,384 shares and 4,517,816
    shares, respectively                              47         45
  Additional paid-in capital                      22,428     20,043
  Retained earnings                               20,371     18,809
    Total stockholders' equity                    42,846     38,897
                                                 $81,840    $57,066






         See notes to condensed consolidated financial statements.

                           REHABCARE GROUP, INC.

               Condensed Consolidated Statements of Earnings
               (Amounts in thousands, except per share data)
                                (Unaudited)
                                        Three Months Ended May 31,
                                             1996       1995
Operating revenues                        $31,000    $21,983

Costs and expenses:
  Operating expenses                       22,135     15,961
  General and administrative                5,120      2,969
  Depreciation and amortization               809        599
   Total costs and expenses                28,064     19,529

Operating earnings                          2,936      2,454

Interest income                                62         52
Interest expense                             (387)      (206)
Other income                                   12          7

Earnings before income taxes                2,623      2,307

Income taxes                                1,061        948

Net earnings                              $ 1,562   $  1,359

Net earnings per common and common equivalent share:
   Primary                               $    .32   $    .30
   Assuming full dilution                $    .31   $    .30

Weighted average number of common and common
  equivalent shares outstanding:
   Primary                                  4,856      4,523
   Assuming full dilution                   5,138      4,563









           See notes to condensed consolidated financial statements.

                           REHABCARE GROUP, INC.

              Condensed Consolidated Statements of Cash Flows
                          (Amounts in thousands)
                                (Unaudited)
                                                   Three Months Ended May 31,
                                                        1996       1995
Cash flows from operating activities:
  Net earnings                                        $1,562     $1,359
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                        809        599
    Provision for losses on accounts receivable          229         99
    Deferred compensation                                285        242
    Decrease (increase) in accounts receivable        (1,548)     2,429
    Decrease (increase) in prepaid expenses and
      other current assets                               223        (17)
    Decrease in other assets                              32         33
    Decrease in accounts payable and accrued expenses    (25)      (229)
    Increase in accrued salaries and wages               537        139
    Increase (decrease) in income taxes payable          (37)       314
                                                         505      3,609
      Net cash provided by operating activities        2,067      4,968

Cash flows from investing activities:
  Additions to equipment and leasehold improvements, net(449)       (20)
  Deferred contract costs                                 24       (115)
  Purchase of investments                               (500)      (172)
  Proceeds from sale/maturities of investments         1,815          9
  Pre-opening costs                                      (79)      (216)
  Acquisition of business, net of cash received       (5,300)        --
  Repayment of advance to affiliate                      265         --
      Net cash used in investing activities           (4,224)      (514)

Cash flows from financing activities:
  Payment on revolving credit facility                (1,000)        --
  Payments on long-term debt                            (765)    (1,511)
  Other                                                  195         45
      Net cash used in financing activities           (1,570)    (1,466)

      Net increase (decrease) in cash and
       cash equivalents                               (3,727)     2,988

Cash and cash equivalents at beginning of period       6,174      3,226

Cash and cash equivalents at end of period            $2,447     $6,214






         See notes to condensed consolidated financial statements.

                           REHABCARE GROUP, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1. - Basis of Presentation

 The condensed consolidated balance sheets and related condensed consolidated statements of earnings and statements of cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries, RehabCare Outpatient Services, Inc.(formerly Physical Therapy Resources, Inc.) and Healthcare Staffing Solutions, Inc. d/b/a Health Tour ("Health Tour"). All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items.
The results of operations for the three months ended May 31, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

 The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference is made to the Company's audited consolidated financial statements and the related notes as of February 29, 1996 and February 28, 1995 and for each of the years in the three-year period ended February 29, 1996, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of accounting policies.

Note 2. - Contingencies

 The Company, together with Comprehensive Care Corporation ("CompCare"), its former parent, is undergoing a Federal payroll tax audit for the years 1989 through 1993. The Internal Revenue Service ("IRS") has asserted that certain medical professionals and others engaged as independent contractors by CompCare and the Company should have been treated as employees for payroll tax purposes. The IRS has issued a proposed assessment of $1,935,455 for years
1989 through 1993. While the Company believes it has arguments in support of its position and will continue to defend that position, there can be no assurance that the Company will prevail in whole or in part. Pursuant to terms of a settlement reached with CompCare in February 1996, in satisfaction of a lawsuit previously filed by the Company with regard to a tax sharing agreement between the Company and CompCare, entered into in conjunction with the Company's initial public offering in 1991, CompCare has agreed to pay the Company 72.5% of any loss and costs incurred after December 31, 1995 related to the employment tax issue for fiscal years 1989 through 1991.

 On October 30, 1992, CompCare filed an action against the Company with the Federal District Court for the Eastern District of Missouri alleging fraud by the Company under the common law and the Federal securities laws in the negotiation of the Stock Redemption Agreement dated September 1, 1992, by and between CompCare and the Company. The action sought both actual and punitive monetary damages from the Company. On March 8, 1995, a Federal court jury returned a verdict against the Company on three of the six counts of the lawsuit in the amount of $2,681,250. No punitive damages were awarded. The

Company believes each of the verdicts against it is erroneous and, that it has meritorious legal defenses. Appellate arguments were heard on June 10, 1996 before a three judge panel of the Eighth Circuit Court of Appeals. No decision has yet been rendered in connection with such appeal. Therefore, the Company and its counsel have determined that it is not possible to estimate the amount of damages, if any, that may ultimately be incurred. As a result, no provision has been made in the consolidated financial statements with respect to this matter. The Company has purchased a $3,000,000 supersedeas bond to obtain a stay of execution on any proceedings by CompCare to enforce the judgement. The bond is backed by a bank letter of credit.


Note 3. - Acquisition

 On March 1, 1996, the Company purchased 100% of the capital stock of Health Tour. The aggregate purchase price of $21,450,000 paid at closing included $13,250,000 in cash, a $6,000,000 ten-year convertible subordinated promissory note, and 123,530 shares of the Company's common stock. Additional consideration will be paid to the former Health Tour stockholders contingent upon the attainment of certain target cumulative earnings before interest and income taxes up to a maximum of $8,650,000 in additional consideration over six years. The acquisition has been accounted for by the purchase method of accounting, whereby the operating results of Health Tour are included in the Company's results of operations commencing on the date of acquisition. Goodwill related to the acquisition totaling $19.1 million is being amortized over 40 years.

 The following unaudited pro forma financial information assumes the acquisition of Health Tour occurred at the beginning of the three month period ended May 31, 1995. This information is not necessarily indicative of results of operations that would have occurred had the purchase been made at the beginning of the periods presented.

                                          Three Months Ended
                                      May 31, 1996   May 31, 1995
      Operating revenues              $ 31,000,000   $ 28,186,000
      Net earnings                       1,562,000      1,507,000
      Net earnings per common and
        common equivalent share:
          Primary                     $        .32   $        .32
          Assuming full dilution      $        .31   $        .31

 On March 1, 1996 as part of the acquisition of Health Tour, the Company's bank term loan and revolving credit facility were restructured. Under the terms of the restructured loan agreement, the Company entered into a five-year, $10,000,000 bank term loan which bears interest, at the Company's option, at the bank s CBR, or LIBOR plus from 1.375% to 1.875%, or a combination of the two, such rates being dependent on the ratio of the Company s available credit to cash flow. The amount that may be borrowed under the revolving credit facility was increased to the lesser of $14,000,000 or 85% of eligible accounts receivable, reduced by amounts outstanding under the Company's bank letter of credit. Advances under the revised revolving credit facility will bear interest at the Company's option of either LIBOR plus 1.125% to 1.625%, or the bank s CBR as of the date of the advance, with such rates being dependent on the ratio of the Company's available credit to cash flow. As of May 31, 1996 the Company's borrowings under the revolving credit facility totaled $3,500,000 and a letter of credit was outstanding in the amount of $3,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 The Company provides physical medicine, rehabilitation and chronic care services in a variety of settings under multi-year contracts with acute-care hospitals. These settings include distinct-part acute rehabilitation units that may or may not be exempt from the Medicare Prospective Payment System
(PPS), depending on their stage of development; subacute units that are operated within licensed skilled nursing units; and outpatient clinics, both on and off campus of the host hospital. The Company also is a contract provider of therapists on a temporary basis to hospitals and long-term care and rehabilitation facilities.

                                             Three Months Ended
     Operating Statistics                          May 31,
                                                1996        1995
     Inpatient Units (Acute and Subacute)
     Average bed capacity                      1,796       1,616
     Average billable length of stay (days)     16.2        17.7
     Billable patient days served            104,423     101,150
     Admissions                                6,465       5,716
     Average daily billable census             1,135       1,100
     Average occupied beds per unit             13.0        13.9
     Total units in operation at end of period    89          82

     Outpatient Clinics
     Patient visits                            63,047     69,781
     Units of service                         185,981    180,020
     Total clinics in operation at end of period   19         21

Three Months Ended May 31, 1996 Compared to Three Months Ended May 31, 1995

    Operating revenues during the first quarter of fiscal 1997 increased by $9,017,000, or 41.0%, to $31,000,000. The acquisition of Health Tour accounted for $8,544,000 or 95% of the increase. A 10.5% increase in the average number of inpatient units from 80.9 to 89.4 units, offset by a decrease in the average daily billable census per inpatient unit of 6.6% from 13.6 to 12.7, generated a 3.2% increase in billable patient days at those units to 104,423. The decrease in billable census per unit for inpatient units is primarily attributable to an 8.5% decline in average length of stay on a 2.4% increase in admissions per unit. The decline in average length of stay reflects the increase in subacute units operational in fiscal 1997, which carry a shorter length of stay.

    Operating expenses for the three-month periods compared increased by
$6,174,000  or 38.7%  to $22,135,000.   The acquisition of Health Tour
accounted for $5,808,000 or 94.1% of the increase. The remaining increase was attributable to the increase in patient days.

    The excess of operating expenses over operating revenues associated with non-exempt units increased from $98,000 to $262,000, attributable to the increase in the average number of non-exempt units from 2.3 to 5.0. Average start-up losses for a unit during the non-exempt year typically range from $150,000 to $200,000.

    General and administrative expenses increased $2,151,000, or 72.4%, to $5,120,000, reflecting increases in business development, operations and subacute operations compared to the previous year, plus the addition of Health Tour's corporate staff.

    Earnings before income taxes increased by $316,000, or 13.7%, to $2,623,000. The provision for income taxes for the first quarter of fiscal
1997 was $1,061,000, compared to $948,000 for 1996, reflecting effective income tax rates of 40.4% and 41.1% for the respective quarters. Net earnings increased by $203,000, or 14.9% to $1,562,000. Earnings per share increased 6.7% to 32 cents from 30 cents on a 7.4% increase in the weighted average shares outstanding. The increase in shares outstanding is attributable primarily to the shares issued in the acquisition of Health Tour and an increase in common stock equivalents resulting from an increase in the market price of the Company's stock relative to the underlying exercise prices of outstanding stock options. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

    As of May 31, 1996, the Company had $5,442,000 in cash and current marketable securities and a current ratio of 1.2:1. Working capital decreased by $7,575,000 as of May 31, 1996, compared to February 29, 1996 due to the cash tendered and debt issued in the acquisition of Health Tour.

    Net accounts receivable were $19,673,000 at May 31, 1996, compared to $10,847,000 at February 29, 1996. The number of days average net revenue in net receivables was 58.4 at May 31, 1996 compared to 43.9 at February 29, 1996, reflecting the addition of Health Tour's receivables, which averaged 96 days due to credit terms that typically allow payments in installments over the term of the therapists assignment, typically 13 weeks in duration.

    The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital and capital expansion requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $14,000,000 revolving line of credit and a balance outstanding as of May 31, 1996 of $3,500,000.

    The Company has purchased a $3,000,000 supersedeas bond to obtain a stay of execution on any proceedings by CompCare to enforce the judgment rendered in the March 8, 1995, Federal Court jury verdict. This bond is backed by a bank letter of credit that reduces the amount the Company may borrow under the revolving line of credit by the amount of the bond.


Part II. - OTHER INFORMATION

Item 1. - Legal Proceedings

    The Company together with CompCare is undergoing a Federal Payroll tax audit for the years 1989 through 1993. The Company is also a party to a Federal Court proceeding with CompCare. See Part I, "Notes to Condensed Consolidated Financial Statements," Note 2, for further disclosure.

Item 4. - Submission of Matters to Security Holders

    The Annual Meeting of Stockholders of the Company was held on Wednesday, June 26, 1996, at which time the stockholders voted to elect the seven incumbent directors to hold office until the next annual meeting of stockholders of the Company or until their successors have been duly elected and qualified. Also, the stockholders voted on a proposal to adopt the RehabCare Group, Inc. 1996 Long-Term Performance Plan. The names of each of the directors of the Company who were reelected at the Annual Meeting and the votes cast "FOR" or for which authority to vote was "WITHHELD" is as follows:

Name                        For          Withheld Authority
William G. Anderson      4,052,334         6,800
Richard E. Ragsdale      4,051,774         7,360
H. Edwin Trusheim        4,051,434         7,700
Theodore M. Wight        4,052,034         7,100
John H. Short            4,051,934         7,200
James M. Usdan           4,049,149         9,985
Richard C. Stoddard      4,052,334         6,800

    Regarding the proposal to adopt the Long-Term Performance Plan, the votes cast were 2,691,790 "FOR" , 298,014 "AGAINST" and 16,405 "ABSTAIN".

Item 6. - Exhibits and Reports on Form 8-K

    (a) Exhibits

        10.1 RehabCare Group, Inc. 1996 Long-Term Performance Plan (filed as Appendix A to the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders and incorporated herein by reference)

        27     Financial Data Schedule

    (b) Reports on Form 8-K

    A report on Form 8-K dated March 6, 1996 was filed by the Company to include, pursuant to Item 7 of Form 8-K, the historical and pro forma financial statements required to be filed upon the acquisition of Healthcare Staffing Solutions, Inc. d/b/a Health Tour and HCH, Inc. on March 1, 1996. The consummation of such acquisition had been previously reported by the Company in its Annual Report on Form 10-K for the year ended February 29, 1996.


   The following historical and pro forma financial statements were included in Form 8-K:

    (a) Historical Combined Financial Statements:

        Healthcare Staffing Solutions, Inc. d/b/a Health Tour and HCH, Inc. Independent auditors report
        Combined balance sheets, as of December 31, 1995 and 1994
        Combined statements of income and retained earnings, years ended
           December 31, 1995, 1994 and 1993
        Combined statements of cash flows, years ended December 31, 1995,
           1994 and 1993
        Notes to combined financial statements

    (b) Pro Forma Condensed Combined Financial Information (Unaudited):

        RehabCare Group, Inc. and Subsidiaries
        Pro forma condensed combined balance sheet, as of November 30, 1995 Pro forma condensed combined statement of operations, year ended
           February 28, 1995
        Pro forma condensed combined statement of operations, nine months ended November 30, 1995
        Notes to pro forma condensed combined financial information

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       REHABCARE GROUP, INC.

July 9, 1996
                              By /S/ John R. Finkenkeller
                                 -------------------------
                                 John R. Finkenkeller
                                 Senior Vice President
                                    and Treasurer
                                 (Chief Accounting Officer)

                               EXHIBIT INDEX


10.1 RehabCare Group, Inc. 1996 Long-Term Performance Plan
     (filed as  Appendix A to the Registrants Proxy
     Statement For the 1996 Annual Meeting of Stockholders and incorporated herein by reference)



27  Financial Data Schedule