Form 10-Q
period 1996-08-31
REHABCARE GROUP INC
filed 1996-10-15
CIK 812191

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549


                            FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 31, 1996

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

               Yes    X                 No


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                     Outstanding at October 9, 1996
Common Stock, par value $.01 per share              4,678,598

                      REHABCARE GROUP, INC.

                              Index



Part I. - Financial Information

  Item 1. - Condensed Consolidated Financial Statements

    Condensed consolidated balance sheets,
      August 31, 1996 (unaudited) and February 29, 1996                    3

    Condensed consolidated statements of earnings for the three months and six months ended August 31, 1996 and 1995
      (unaudited)                                                          4

    Condensed consolidated statements of cash flows for the
      six months ended August 31, 1996 and 1995 (unaudited)                5

    Notes to condensed consolidated financial statements (unaudited)       6

  Item 2. - Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                    8

Part II. - Other Information

  Item 1. - Legal Proceedings                                             10

  Item 6. - Exhibits and Reports on Form 8-K                              11

  Signatures                                                              12

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements

                      REHABCARE GROUP, INC.
              Condensed Consolidated Balance Sheets
                  (Dollar amounts in thousands)
                                                     August 31,   February 29,
                                                       1996           1996
                                                    (unaudited)
Assets:
Current assets:
  Cash and cash equivalents                            $    --       $  6,174
  Marketable securities                                  2,995          4,495
  Accounts receivable, net of allowance for
    doubtful accounts of $1,765 and $822                22,222         10,847
  Deferred tax assets                                    1,932          1,596
  Prepaid expenses and other current assets                527            473
    Total current assets                                27,676         23,585

Marketable securities, non-current                       1,202            497

Equipment and leasehold improvements, net                3,118          1,601
Other assets:
  Excess of cost over net assets acquired, net          45,419         27,085
  Deferred contract costs, net                           1,566          1,661
  Pre-opening costs, net                                 1,859          1,765
  Deferred tax assets                                      771            577
  Other                                                    629            295
    Total other assets                                  50,244         31,383
                                                      $ 82,240       $ 57,066
Liabilities and Stockholders' Equity:
Current liabilities:
  Revolving credit facility                           $   700        $     --
  Current portion of long-term debt                     3,093           2,093
  Accounts payable                                      3,548           1,788
  Accrued salaries and wages                            9,110           5,326
  Accrued expenses                                      1,848           1,123
  Income taxes payable                                  1,402           1,437
    Total current liabilities                          19,701          11,767

Deferred compensation                                   1,781           1,370
Long-term debt, less current portion                   16,245           5,032

Stockholders' equity:
  Common stock, $.01 par value; authorized 20,000,000
    shares, issued 4,663,134 shares and 4,517,816
    shares, respectively                                   47              45
  Additional paid-in capital                           22,442          20,043
  Retained earnings                                    22,024          18,809
    Total stockholders' equity                         44,513          38,897
                                                     $ 82,240        $ 57,066




    See notes to condensed consolidated financial statements.

                      REHABCARE GROUP, INC.

           Condensed Consolidated Statements of Earnings
          (Amounts in thousands, except per share data)
                           (Unaudited)

                                      Three Months Ended    Six Months Ended
                                           August 31,           August 31,
                                         1996      1995      1996       1995
Operating revenues                    $30,888   $22,470   $61,888    $44,453

Costs and expenses:
  Operating expenses                   22,111    16,489    44,246     32,450
  General and administrative            4,864     2,913     9,984      5,882
  Depreciation and amortization           817       612     1,626      1,211
    Total costs and expenses           27,792    20,014    55,856     39,543

Operating earnings                      3,096     2,456     6,032      4,910

Interest income                            39        62       101        114
Interest expense                         (363)     (203)     (750)      (409)
Other income(expense)                      (2)        7        10         14

Earnings before income taxes            2,770     2,322     5,393      4,629

Income taxes                            1,117       948     2,178      1,896

Net earnings                          $ 1,653   $ 1,374   $ 3,215    $ 2,733
Net earnings per common and
  common equivalent share:
   Primary                            $   .34   $   .30   $   .66    $   .60
   Assuming full dilution             $   .33   $   .30   $   .64    $   .59

Weighted average number of common and
  common equivalent shares outstanding:
   Primary                               4,892     4,631     4,874     4,572
   Assuming full dilution                5,186     4,652     5,181     4,650









       See notes to condensed consolidated financial statements.

                       REHABCARE GROUP, INC.

          Condensed Consolidated Statements of Cash Flows
                       (Amounts in thousands)
                            (Unaudited)
                                                  Six Months Ended August 31,
                                                         1996       1995
Cash flows from operating activities:
  Net earnings                                       $  3,215   $  2,733
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation and amortization                      1,626      1,211
     Provision for losses on accounts receivable          392        205
     Deferred compensation                                411        346
     Decrease (increase) in accounts receivable        (4,260)       731
     Decrease (increase) in prepaid expenses and
       other current assets                               257        (93)
     Decrease in other assets                              54        133
     Decrease in accounts payable and accrued expenses   (499)       (10)
     Increase in accrued salaries and wages               956        462
     Decrease in income taxes payable                    (718)      (255)
                                                       (1,781)     2,730
    Net cash provided by operating activities           1,434      5,463

Cash flows from investing activities:
  Additions to equipment and leasehold improvements, net (630)      (155)
  Deferred contract costs                                (228)      (165)
  Purchase of investments                              (1,020)    (2,597)
  Proceeds from sale/maturities of investments          1,815         10
  Pre-opening costs                                      (382)      (461)
  Acquisition of business, net of cash received        (5,300)        --
  Repayment of advance to affiliate                       265         --
    Net cash used in investing activities              (5,480)    (3,368)

Cash flows from financing activities:
  Payments on revolving credit facility, net           (1,300)        --
  Payments on long-term debt                           (1,037)    (2,027)
  Other                                                   209         59
    Net cash used in financing activities              (2,128)    (1,968)

    Net increase (decrease) in cash and
      cash equivalents                                 (6,174)       127

Cash and cash equivalents at beginning of period        6,174      3,226

Cash and cash equivalents at end of period           $      0   $  3,353







     See notes to condensed consolidated financial statements.

                       REHABCARE GROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

Note 1. - Basis of Presentation

  The condensed consolidated balance sheets and related condensed consolidated statements of earnings and statements of cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries, RehabCare Outpatient Services, Inc.(formerly Physical Therapy Resources, Inc.) and Healthcare Staffing Solutions, Inc. d/b/a Health Tour ("Health Tour"). All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items. The results of operations for the six months ended August 31, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Note 2. - Contingencies

  The Company, together with Comprehensive Care Corporation ("CompCare"), its former parent, is undergoing a Federal payroll tax audit for the years 1989 through 1993. The Internal Revenue Service ("IRS") has asserted that certain medical professionals and others engaged as independent contractors by CompCare and the Company should have been treated as employees for payroll tax purposes. The IRS, in May 1996, issued a proposed assessment against the Company of $1,935,455 for years 1989 through 1993. The Company subsequently received from the IRS separate proposed Closing Agreements for these same independent contractors under the IRS's new "Classification Settlement Program" with an alternate aggregate assessment of $253,426 covering the 1989 through 1993 audit, including any additional potential liability through September 30, 1991. The Company is currently evaluating whether to accept any of the settlement offers and as a result, change its classification policy as required by the Closing Agreement, or to continue to defend its current practice. While the Company believes it has arguments to support its current position, there can be no assurance that the Company will prevail in whole or in part. Pursuant to terms of a settlement reached with CompCare in February 1996, in satisfaction of a lawsuit previously filed by the Company with regard to a tax sharing agreement between the Company and CompCare, entered into in conjunction with the Company's initial public offering in 1991, CompCare has agreed to pay the Company 72.5% of any loss and costs incurred after December 31, 1995 related to the employment tax issue for years 1989 through February 1991.

  On October 30, 1992, CompCare filed an action against the Company with the Federal District Court for the Eastern District of Missouri alleging fraud by the Company under the common law and the Federal securities laws in the negotiation of the Stock Redemption Agreement dated September 1, 1992, by and between CompCare and the Company. The action sought both actual and punitive monetary damages from the Company. On March 8, 1995, a Federal court jury returned a verdict against the Company on three of the six counts of the lawsuit in the amount of $2,681,250. No punitive damages were awarded. The Company believes each of the verdicts against it is erroneous and, that it has meritorious legal defenses. Appellate arguments were heard on June 10, 1996, before a three-judge panel of the Eighth Circuit Court of Appeals. No decision has yet been rendered in connection with such appeal; therefore, the Company and its counsel have determined that it is not possible to estimate the amount of damages, if any, that may ultimately be incurred. As a result, no provision has been made in the consolidated financial statements with respect to this matter. The Company has purchased a $3,000,000 supersedeas bond to obtain a stay of execution on any proceedings by CompCare to enforce the judgement. The bond is backed by a bank letter of credit.


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

  The following unaudited pro forma financial information assumes the acquisition of Health Tour occurred at the beginning of the six-month period ended August 31, 1995. This information is not necessarily indicative of results of operations that would have occurred had the purchase been made at the beginning of such periods presented.

                                             Six Months Ended
                                    August 31, 1996   August 31, 1995
      Operating revenues               $ 61,888,000      $ 57,488,000
      Net earnings                        3,215,000         3,020,000
      Net earnings per common and
        common equivalent share:
          Primary                      $        .66      $        .64
          Assuming full dilution       $        .64      $        .62

   On March 1, 1996 as part of the acquisition of Health Tour, the Company's bank term loan and revolving credit facility were restructured. Under the terms of the restructured loan agreement, the Company entered into a five-year, $10,000,000 bank term loan which bears interest, at the Company's option, at the bank's CBR, or LIBOR plus from 1.375% to 1.875%, or a combination of the two, such rates being dependent on the ratio of the Company's available credit to cash flow. The amount that may be borrowed under the revolving credit facility was increased to the lesser of $14,000,000 or 85% of eligible accounts receivable, reduced by amounts outstanding under the Company's bank letter of credit. The revolving credit facility will terminate with the balance payable on April 30, 1998. Advances under the revised revolving credit facility will bear interest at the Company's option of either LIBOR plus 1.125% to 1.625%, or the bank's CBR as of the date of the advance, with such rates being dependent on the ratio of the Company's available credit to cash flow. As of August 31, 1996 the Company's borrowings under the revolving credit facility totaled $3,200,000 of which $2,500,000 is classified as long-term debt and a letter of credit was outstanding in the amount of $3,000,000.


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

                                          Three Months Ended  Six Months Ended
Operating Statistics                           August 31,        August 31,
                                              1996     1995     1996     1995
Inpatient Units (Acute and Subacute)
Average bed capacity                         1,814    1,674    1,805    1,645
Average billable length of stay (days)        15.8     17.4     16.0     17.6
Billable patient days served               105,149  102,764  209,572  203,914
Admissions                                   6,645    5,897   13,110   11,613
Average daily billable census                1,143    1,117    1,139    1,108
Average occupied beds per unit                12.8     13.4     12.9     13.7
Total units in operation at end of period       91       85       91       85

Outpatient Clinics
Patient visits                              48,788   69,001  111,835  138,782
Units of service                           152,222  185,222  338,203  365,242
Total clinics in operation at end of period     19       22       19       22

Three Months Ended August 31, 1996 Compared to Three Months Ended
August 31, 1995

  Operating revenues during the second quarter of fiscal 1997 increased by $8,418,000, or 37.5%, to $30,888,000. The acquisition of Health Tour accounted for substantially all of the net increase. A 7.6% increase in the average number of inpatient units from 84.4 to 90.8 units, offset by a decrease in the average daily billable census per inpatient unit of 4.5% from 13.2 to 12.6, generated a 2.3% increase in billable patient days at those units to 105,149 and a 2.0% increase in inpatient unit revenue. The decrease in billable census per unit for inpatient units is primarily attributable to a 9.2% decline in average length of stay on a 4.7% increase in admissions per unit. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational in fiscal 1997, which carry a shorter length of stay. The increase in inpatient unit revenue was offset by a comparable decrease in outpatient revenue.

  Operating expenses for the three-month periods compared increased by
$5,622,000  or 34.1%  to $22,111,000.   The acquisition of Health Tour accounted
for substantially all of the net increase.

  The excess of operating expenses over operating revenues associated with non-exempt units increased from $25,000 to $192,000, attributable to the increase in the average number of non-exempt units from 1.0 to 5.0. Average start-up losses for a unit during the non-exempt year typically range from $150,000 to $200,000.

  General and administrative expenses increased $1,951,000, or 67.0%, to $4,864,000, reflecting increases in professional services, operations and legal compared to the previous year, plus the addition of Health Tour's corporate staff.

  Interest expense increased $160,000 reflecting an increase in interest rates and interest on net new debt issued in the acquisition of Health Tour.

  Earnings before income taxes increased by $448,000, or 19.3%, to $2,770,000. The provision for income taxes for the second quarter of fiscal 1997 was $1,117,000, compared to $948,000 for 1996, reflecting effective income tax rates of 40.3% and 40.8% for the respective quarters. Net earnings increased by $279,000, or 20.3% to $1,653,000. Earnings per share increased 13.3% to 34 cents from 30 cents on a 5.6% increase in the weighted average shares outstanding. The increase in shares outstanding is attributable primarily to the shares issued in the acquisition of Health Tour and an increase in common stock equivalents resulting from an increase in the market price of the Company's stock relative to the underlying exercise prices of outstanding stock options. See "Liquidity and Capital Resources."


Six Months Ended August 31, 1996 Compared to Six Months Ended August 31, 1995

  Operating revenues during the first six months of fiscal 1997 increased by $17,435,000, or 39.2%, to $61,888,000. The acquisition of Health Tour accounted for substantially all of the increase. An 8.9% increase in the average number of inpatient units from 82.7 to 90.1 units, offset by a decrease in the average daily billable census per inpatient unit of 6.0% from 13.4 to 12.6, generated a 2.8% increase in billable patient days at those units to 209,572 and a 1.9% increase in inpatient unit revenue. The decrease in billable census per unit for inpatient units is primarily attributable to a 9.0% decline in average length of stay on a 3.6% increase in admissions per unit. The increase in inpatient unit revenue was offset by the decrease in outpatient revenue in the second quarter of fiscal 1997. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational in fiscal 1997, which carry a shorter length of stay.

  Operating expenses for the six-month periods compared increased by $11,796,000 or 36.4% to $44,246,000. The acquisition of Health Tour accounted for $11,660,000 or 98.8% of the increase. The remaining increase was attributable to the increase in patient days.

  The excess of operating expenses over operating revenues associated with non-exempt units increased from $123,000 to $455,000, attributable to the increase in the average number of non-exempt units from 1.7 to 5.0. Average start-up losses for a unit during the non-exempt year typically range from $150,000 to $200,000.

  General and administrative expenses increased $4,102,000, or 69.7%, to

$9,984,000, reflecting increases in business development, operations and professional services compared to the previous year, plus the addition of Health Tour's corporate staff.

  Interest expense increased $341,000 reflecting the increase in interest rates and interest on net new debt issued in the acquisition of Health Tour.

  Earnings before income taxes increased by $764,000, or 16.5%, to $5,393,000. The provision for income taxes for the first six months of fiscal 1997 was $2,178,000, compared to $1,896,000 for 1996, reflecting effective income tax rates of 40.4% and 41.0% for the respective quarters. Net earnings increased by $482,000, or 17.6% to $3,215,000. Earnings per share increased 10.0% to 66 cents from 60 cents on a 6.6% increase in the weighted average shares outstanding. The increase in shares outstanding is attributable primarily to the shares issued in the acquisition of Health Tour and an increase in common stock equivalents resulting from an increase in the market price of the Company's stock relative to the underlying exercise prices of outstanding stock options. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

  As of August 31, 1996, the Company had $2,995,000 in cash and current marketable securities and a current ratio of 1.4:1. Working capital decreased by $3,843,000 as of August 31, 1996, compared to February 29, 1996 due to the cash tendered and debt issued in the acquisition of Health Tour.

  Net accounts receivable were $22,222,000 at August 31, 1996, compared to $10,847,000 at February 29, 1996. The number of days average net revenue in net receivables was 66.2 at August 31, 1996 compared to 43.9 at February 29, 1996, reflecting the addition of Health Tour's receivables, which averaged 113 days due to credit terms that typically allow payments in installments over the term of the therapists' assignments, typically 13 weeks in duration.

  The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital and capital expansion requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $14,000,000 revolving line of credit and a balance outstanding as of August 31, 1996 of $3,200,000.

  The Company has purchased a $3,000,000 supersedeas bond to obtain a stay of execution on any proceedings by CompCare to enforce the judgment rendered in the March 1995 Federal Court jury verdict. This bond is backed by a bank letter of credit that reduces the amount the Company may borrow under the revolving line of credit by the amount of the bond.


Part II. - OTHER INFORMATION

Item 1. - Legal Proceedings

  The Company together with CompCare is undergoing a Federal Payroll tax audit for the years 1989 through 1993. The Company is also a party to a Federal Court proceeding with CompCare. See Part I, "Notes to Condensed Consolidated Financial Statements," Note 2, for further disclosure.

Item 6 - Exhibits and Reports on Form 8-k

    (a) Exhibits

        27  Financial Data Schedule

    (b) Report on Form 8-k

        None

                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 REHABCARE GROUP, INC.

October 9, 1996                          By  /S/  John R. Finkenkeller
                                                  John R. Finkenkeller
                                                 Senior Vice President
                                                         and Treasurer
                                            (Chief Accounting Officer)

                              EXHIBIT INDEX
                                                                  Page Number

27 Financial Data Schedule