Form 10-Q
period 1996-11-30
REHABCARE GROUP INC
filed 1997-01-15
CIK 812191

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 1996

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

                                314-863-7422
           (Registrant s telephone number, including area code)


Indicate by check mark the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X                 No


Indicate the number of shares outstanding of the Registrant s common stock, as of the latest practicable date.


                Class                    Outstanding at January 14, 1997
Common Stock, par value $.01 per share           4,698,487

                              REHABCARE GROUP, INC.

                                   Index



Part I. - Financial Information

  Item 1. - Condensed Consolidated Financial Statements

    Condensed consolidated balance sheets,
      November 30, 1996 (unaudited) and February 29, 1996                 3

    Condensed consolidated statements of earnings for the three months and nine months ended November 30, 1996 and 1995
      (unaudited)                                                         4

    Condensed consolidated statements of cash flows for the
      nine months ended November 30, 1996 and 1995 (unaudited)            5

    Notes to condensed consolidated financial statements (unaudited)      6

  Item 2. - Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                   8

Part II. - Other Information

  Item 1. - Legal Proceedings                                            11

  Item 5. - Other Information                                            11

  Item 6. - Exhibits and Reports on Form 8-K                             11

  Signatures                                                             12

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements

                           REHABCARE GROUP, INC.
                   Condensed Consolidated Balance Sheets
                       (Dollar amounts in thousands)
                                                 November 30, February 29,
                                                     1996        1996
                                                  (unaudited)
Assets:
Current assets:
  Cash and cash equivalents                         $ 1,076   $  6,174
  Marketable securities                               5,279      4,495
  Accounts receivable, net of allowance for
    doubtful accounts of $1,674 and $822             21,884     10,847
  Deferred tax assets                                 1,513      1,596
  Prepaid expenses and other current assets             532        473
    Total current assets                             30,284     23,585

Marketable securities, non-current                    1,285        497

Equipment and leasehold improvements, net             3,057      1,601
Other assets:
  Excess of cost over net assets acquired, net       45,114     27,085
  Deferred contract costs, net                        1,404      1,661
  Pre-opening costs, net                              2,151      1,765
  Deferred tax assets                                   557        577
  Other                                               1,006        295
    Total other assets                               50,232     31,383
                                                   $ 84,858   $ 57,066
Liabilities and Stockholders' Equity:
Current liabilities:
  Revolving credit facility                        $  1,000   $     --
  Current portion of long-term debt                   3,061      2,093
  Accounts payable                                    3,030      1,788
  Accrued salaries and wages                          9,498      5,326
  Accrued expenses                                    2,158      1,123
  Income taxes payable                                1,739      1,437
    Total current liabilities                        20,486     11,767

Deferred compensation                                 1,914      1,370
Long-term debt, less current portion                 14,500      5,032

Stockholders' equity:
  Common stock, $.01 par value; authorized 20,000,000
    shares, issued 4,682,973 shares and 4,517,816
    shares, respectively                                 47         45
  Additional paid-in capital                         22,653     20,043
  Retained earnings                                  23,888     18,809
  Unrealized gain on marketable securities,
    net of tax                                        1,370         --
    Total stockholders' equity                       47,958     38,897
                                                  $  84,858   $ 57,066


         See notes to condensed consolidated financial statements.

                           REHABCARE GROUP, INC.

               Condensed Consolidated Statements of Earnings
               (Amounts in thousands, except per share data)
                                (Unaudited)

                                    Three Months Ended  Nine Months Ended
                                         November 30,      November 30,
                                    1996      1995       1996   1995
Operating revenues               $31,519   $22,430   $93,407 $66,883

Costs and expenses:
  Operating expenses              22,137    16,626    66,383  49,076
  General and administrative       5,126     2,730    15,110   8,612
  Depreciation and amortization      834       594     2,460   1,805
    Total costs and expenses      28,097    19,950    83,953  59,493

Operating earnings                 3,422     2,480     9,454   7,390

Interest income                       36        78       137     192
Interest expense                    (351)     (182)   (1,101)   (591)
Other income(expense)                  1        (1)       11      13

Earnings before income taxes       3,108     2,375     8,501   7,004

Income taxes                       1,244       961     3,422   2,857

Net earnings                     $ 1,864   $ 1,414   $ 5,079 $ 4,147

Net earnings per common and
  common equivalent share:
   Primary                       $   .37   $   .31   $  1.03 $   .90
   Assuming full dilution        $   .36   $   .30   $  1.00 $   .87

Weighted average number of common and
  common equivalent shares outstanding:
   Primary                         4,993     4,618     4,913   4,588
   Assuming full dilution          5,276     4,759     5,243   4,758









          See notes to condensed consolidated financial statements.

                           REHABCARE GROUP, INC.

              Condensed Consolidated Statements of Cash Flows
                          (Amounts in thousands)
                                (Unaudited)
                                        Nine Months Ended November 30,
                                                 1996       1995
Cash flows from operating activities:
  Net earnings                                $ 5,079    $ 4,147
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation and amortization              2,460      1,805
     Provision for losses on accounts receivable  454        299
     Deferred compensation                        544        456
     Decrease (increase) in accounts receivable(3,984)       600
     Decrease (increase) in prepaid expenses and
     other current assets                         252        (94)
     Decrease in other assets                     103        118
     Increase (decrease) in accounts payable and
        accrued expenses                         (707)         2
     Increase in accrued salaries and wages     1,344        477
     Decrease in income taxes payable            (588)      (116)
                                                 (122)     3,547
    Net cash provided by operating activities   4,957      7,694

Cash flows from investing activities:
  Additions to equipment and leasehold
        improvements, net                        (781)      (224)
  Deferred contract costs                        (214)      (165)
  Purchase of investments                      (1,103)    (4,726)
  Proceeds from sale/maturities of investments  1,815        510
  Pre-opening costs                              (843)      (570)
  Investment in affiliate                        (500)        --
  Acquisition of business, net of cash received(5,300)        --
  Repayment of advance to affiliate               265         --
    Net cash used in investing activities      (6,661)    (5,175)

Cash flows from financing activities:
  Payments on revolving credit facility, net   (2,300)        --
  Payments on long-term debt                   (1,514)    (2,548)
  Other                                           420        134
    Net cash used in financing activities      (3,394)    (2,414)

    Net increase (decrease) in cash and
      cash equivalents                         (5,098)       105

Cash and cash equivalents at beginning
   of period                                    6,174      3,226

Cash and cash equivalents at end of period    $ 1,076   $  3,331




         See notes to condensed consolidated financial statements.


                           REHABCARE GROUP, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1. - Basis of Presentation

  The condensed consolidated balance sheets and related condensed consolidated statements of earnings and statements of cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries, RehabCare Outpatient Services, Inc.(formerly Physical Therapy Resources, Inc.) and Healthcare Staffing Solutions, Inc. d/b/a Health Tour ("HSSI"). All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items. The results of operations for the nine months ended November 30, 1996, are not necessarily indicative of the results to be expected for the fiscal year.

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

Note 2. - Contingencies

  The Company, together with Comprehensive Care Corporation ("CompCare"), its former parent, has undergone a Federal payroll tax audit for the years 1989 through 1993. The Internal Revenue Service ("IRS") has asserted that certain medical professionals and others engaged as independent contractors by CompCare and the Company should have been treated as employees for payroll tax purposes. The IRS,in May 1996, issued a proposed assessment against the Company of $1,935,455 for years 1989 through 1993. The Company subsequently received from the IRS separate proposed Closing Agreements for these same independent contractors under the IRS's new Classification Settlement Program with an alternate aggregate assessment of $253,426 covering the 1989 through 1993 audit, including any additional potential liability through December 31, 1996. In October 1996, the Company accepted a settlement offer for one of the classes of medical professionals, paying $11,613 as settlement. The Company is currently continuing to defend its classification of the remaining classes which represent a total proposed assessment of $1,364,000. The Company will continue to evaluate whether to accept any of the additional settlement offers and, as a result, change its classification policy as required by the Closing Agreements. While the Company believes it has arguments to support its current position, there can be no assurance that the Company will prevail in whole or in part. In December 1996, the Company and CompCare entered into an agreement and release whereby CompCare paid the Company $154,000 resulting in discharge of CompCare's obligations for employment taxes and costs under section 4 of the Tax Sharing Agreement entered into in conjunction with the Company's initial public offering in 1991.

  On October 30, 1992, CompCare filed an action against the Company with the Federal District Court for the Eastern District of Missouri alleging fraud by the Company under the common law and the Federal securities laws in the negotiation of the Stock Redemption Agreement dated September 1, 1992, by and between CompCare and the Company. The action sought both actual and punitive monetary damages from the Company. On March 8, 1995, a Federal court jury returned a verdict against the Company on three of the six counts of the lawsuit. The Company appealed the adverse jury verdicts and appellate arguments were heard in June 1996 before a three-judge panel of the Federal Court of Appeals for the Eighth Circuit. On October 22, 1996 the appellate court reversed all adverse verdicts against the Company and on November 21, 1996, CompCare's motion for rehearing was denied. The Company has terminated the $3,000,000 supersedeas bond purchased to obtain a stay of execution pending the conclusion of its appeal, and has cancelled the $3,000,000 bank letter of credit that had been issued to secure the bond. The Company is seeking to recover $120,083 in court related costs from CompCare pursuant to the favorable appeal.


Note 3. - Acquisition

  On March 1, 1996, the Company purchased 100% of the capital stock of HSSI. The aggregate purchase price of $21,450,000 paid at closing included $13,250,000 in cash, a $6,000,000 ten-year convertible subordinated promissory note, and 123,530 shares of the Company's common stock. Additional consideration will be paid to the former HSSI stockholders contingent upon the attainment of certain target cumulative earnings before interest and income taxes up to a maximum of $8,650,000 in additional consideration over six years. The acquisition has been accounted for by the purchase method of accounting, whereby the operating results of HSSI are included in the Company's results of operations commencing on the date of acquisition. Goodwill related to the acquisition totaling $19.1 million is being amortized over 40 years.

  The following unaudited pro forma financial information assumes the acquisition of HSSI occurred at the beginning of the nine-month period ended November 30, 1995. This information is not necessarily indicative of results of operations that would have occurred had the purchase been made at the beginning of such periods presented.

                                      Nine Months Ended
                              November 30, 1996  November 30, 1995
      Operating revenues           $ 93,407,000    $ 86,436,000
      Net earnings                    5,079,000       4,593,000
      Net earnings per common and
        common equivalent share:
          Primary                     $    1.03    $        .97
          Assuming full dilution      $    1.00    $        .92

 On March 1, 1996 as part of the acquisition of HSSI, the Company's bank term loan and revolving credit facility were restructured. Under the terms of the restructured loan agreement, the Company entered into a five-year, $10,000,000 bank term loan which bears interest, at the Company's option, at the bank's CBR, or LIBOR plus from 1.375% to 1.875%, or a combination of the two, the actual rate charged being dependent on the ratio of the Company's available credit to cash flow. The amount that may be borrowed under the revolving credit facility was increased to the lesser of $14,000,000 or 85% of eligible accounts receivable, reduced by amounts outstanding under any bank letter of credit(see
Note 2). The revolving credit facility will terminate with the balance payable on April 30, 1998. Advances under the revised revolving credit facility will bear interest at the Company's option of either LIBOR plus 1.125% to 1.625%, or the bank's CBR as of the date of the advance, with the actual rate charged being dependent on the ratio of the Company's available credit to cash flow. As of November 30, 1996 the Company's borrowings under the revolving credit facility totaled $2,500,000 of which $1,500,000 is classified as long-term debt and a letter of credit (which has since been cancelled) was outstanding in the amount of $3,000,000.

Note 4. - Marketable Securities

 The Company owns 326,287 shares of common stock of Intensiva HealthCare Corporation, which completed an initial public offering (IPO) of stock in September 1996. Effective with the date of the IPO, the Company classified the investment as available - for - sale, and as such has recorded the investment at market value with a corresponding credit net of taxes to stockholders' equity. The market value of this investment at November 30, 1996 of $2,284,000 exceeded the cost basis by $2,210,000. Gain (or loss) is not recognized in the Statement of Earnings until the securities are sold. On January 10, 1997, 165,000 of these shares were sold for net proceeds of $1,485,000.

Note 5. - Change in Fiscal Year

 The Company has changed its fiscal year end from the last day of February to December 31, effective as of December 31, 1996. The Company will file a Form 10-K containing financial statements for the fiscal year beginning March 1, 1996 and ended December 31, 1996 on or before March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 The Company provides physical medicine, rehabilitation and chronic care services in a variety of settings under multi-year contracts. These settings include distinct-part acute rehabilitation units that may or may not be exempt from the Medicare Prospective Payment System (PPS), depending on their stage of development; subacute units that are operated within licensed skilled nursing units; and outpatient clinics, both on and off campus of the host hospital. The Company also is a contract provider of therapists on a temporary basis to hospitals and long-term care and rehabilitation facilities.

                                    Three Months Ended     Nine Months Ended
Operating Statistics                     November 30,           November 30,
                                         1996     1995          1996    1995
Inpatient Units (Acute and Subacute)
  Average bed capacity                  1,857    1,691         1,822   1,660
  Average billable length of stay (days) 15.6     17.3          15.8    17.5
  Billable patient days served        110,390  102,324       319,962 306,238
  Admissions                            7,082    5,903        20,192  17,516
  Average daily billable census         1,213    1,124         1,163   1,114
  Average occupied beds per unit         13.0     13.2          12.8    13.3
  Total units in operation
      at end of period                     94       84            94      84


                                       Three Months Ended  Nine Months Ended
Operating Statistics (contd.)              November 30,         November 30,
                                          1996     1995         1996   1995
Outpatient Clinics
  Patient visits                        48,069   71,937      159,904  210,719
  Units of service                     155,802  187,885      493,777  553,127
  Total clinics in operation
     at end of period                       19       22           19       22

Therapist Placement
  Weeks booked                           6,315      N/A          N/A      N/A


Three Months Ended November 30, 1996 Compared to Three Months Ended
 November 30, 1995

  Operating revenues during the third quarter of fiscal 1997 increased by $9,089,000, or 40.5%, to $31,519,000. The acquisition of HSSI accounted for 87.7% of the net increase. A 9.1% increase in the average number of inpatient units from 85.3 to 93.1 units, offset by a decrease in the average daily billable census per inpatient unit of 1.5% from 13.2 to 13.0, generated a 7.9% increase in billable patient days to 110,390 and a 7.5% increase in revenue from inpatient units. The decrease in billable census per unit for inpatient units is primarily attributable to a 10.1% decline in average length of stay on a 9.9% increase in admissions per unit. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational in fiscal 1997, which carry a shorter length of stay. The increase in inpatient unit revenue was offset by a 12.4% decrease in outpatient revenue to $2,481,000, reflecting the loss of one unit in the fourth quarter of fiscal 1996 and two in the first quarter of fiscal 1997.

  Operating expenses for the three-month periods compared increased by
$5,511,000  or 33.1%  to $22,137,000.   The acquisition of HSSI accounted for
substantially all of the net increase.

  The excess of operating expenses over operating revenues associated with non-exempt units increased from $57,000 to $230,000, attributable to the increase in the average number of non-exempt units from 1.0 to 6.0. Average start-up losses for a unit during the non-exempt year typically range from $150,000 to $200,000.

  General and administrative expenses increased $2,396,000, or 87.8%, to $5,126,000, reflecting increases in professional services, business development, general office, outpatient services, and legal compared to the previous year, plus the addition of HSSI's corporate staff.

  Interest expense increased $169,000 reflecting an increase in interest rates and interest on net new debt issued in the acquisition of HSSI.

  Earnings before income taxes increased by $733,000, or 30.9%, to $3,108,000. The provision for income taxes for the third quarter of fiscal 1997 was $1,244,000, compared to $961,000 for 1996, reflecting effective income tax rates of 40.0% and 40.5% for the respective quarters. Net earnings increased by $450,000, or 31.8% to $1,864,000. Earnings per share increased 19.4% to 37 cents from 31 cents on an 8.1% increase in the weighted average shares outstanding. The increase in shares outstanding is attributable primarily to the shares issued in the acquisition of HSSI and an increase in common stock equivalents resulting from an increase in the market price of the Company's stock relative to the underlying exercise prices of outstanding stock options. See "Liquidity and Capital Resources."

Nine Months Ended November 30, 1996 Compared to Nine Months Ended
 November 30, 1995

  Operating revenues during the first nine months of fiscal 1997 increased by $26,524,000, or 39.7%, to $93,407,000. The acquisition of HSSI accounted for 94.2% of the increase. A 9.1% increase in the average number of inpatient units from 83.5 to 91.1 units, offset by a decrease in the average daily billable census per inpatient unit of 3.8% from 13.3 to 12.8, generated a 4.5% increase in billable patient days to 319,962 and a 3.8% increase in revenue from inpatient units. The decrease in billable census per unit for inpatient units is primarily attributable to a 9.7% decline in average length of stay on a 5.7%
increase in admissions per unit.   The decline in average length of stay
reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational in fiscal 1997, which carry a shorter length of stay. The increase in inpatient unit revenue was offset by an 8.1% decrease in outpatient revenue to $7,670,000, reflecting the loss of one unit in the fourth quarter of fiscal 1996 and two in the first quarter of fiscal 1997.


  Operating expenses for the nine-month periods compared increased by $17,307,000 or 35.3% to $66,383,000. The acquisition of HSSI accounted for substantially all of the increase.

  The excess of operating expenses over operating revenues associated with non-exempt units increased from $180,000 to $685,000, attributable to the increase in the average number of non-exempt units from 1.4 to 5.3. Average start-up losses for a unit during the non-exempt year typically range from $150,000 to $200,000.

  General and administrative expenses increased $6,498,000, or 75.5%, to $15,110,000, reflecting increases in business development, operations, general office and professional services compared to the previous year, plus the addition of HSSI;s corporate staff.

  Interest expense increased $510,000 reflecting the increase in interest rates and interest on net new debt issued in the acquisition of HSSI.

  Earnings before income taxes increased by $1,497,000, or 21.4%, to $8,501,000. The provision for income taxes for the first nine months of fiscal 1997 was $3,422,000, compared to $2,857,000 for 1996, reflecting effective income tax rates of 40.3% and 40.8% for the respective quarters.
Net earnings increased by $932,000, or 22.5% to $5,079,000. Earnings per share increased 14.4% to $1.03 from 90 cents on a 7.1% increase in the weighted average shares outstanding. The increase in shares outstanding is attributable primarily to the shares issued in the acquisition of HSSI and an increase in common stock equivalents resulting from an increase in the market price of the Company's stock relative to the underlying exercise prices of outstanding stock options. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

  As of November 30, 1996, the Company had $6,355,000 in cash and current marketable securities and a current ratio of 1.5:1. Working capital decreased by $2,020,000 as of November 30, 1996, compared to February 29, 1996, due to the cash tendered and debt issued in the acquisition of HSSI.

  Net accounts receivable were $21,884,000 at November 30, 1996, compared to $10,847,000 at February 29, 1996. The number of days average net revenue in net receivables was 63.2 at November 30, 1996 compared to 43.9 at February 29, 1996, reflecting the addition of HSSI's receivables, which averaged 112 days due to credit terms that typically allow payments in installments over the term of the therapists assignments, typically 13 weeks in duration.

  The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital and capital expansion requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $14,000,000 revolving line of credit and a balance outstanding as of November 30, 1996, of $2,500,000.

  As discussed in Note 2, the Federal Court of Appeals for the Eighth Circuit reversed the jury verdicts rendered in the March 1995 Federal District Court. The$3,000,000 supersedeas bond and supporting bank letter of credit have been cancelled, which increased the amount the Company may borrow under the revolving line of credit by the amount of the bond.

Part II. - OTHER INFORMATION

Item 1. - Legal Proceedings

  The Company together with CompCare has undergone a Federal Payroll tax audit for the years 1989 through 1993. The Company was also a party to a Federal Court proceeding with CompCare. See Part I, "Notes to Condensed Consolidated Financial Statements," Note 2, and "Liquidity and Capital Resources" for further disclosure.


Item 5. - Other Information

  The Company has changed its fiscal year end from the last day of February to December 31, effective as of December 31, 1996. The Company will file a
Form 10-K containing financial statements for the fiscal year beginning
March 1, 1996 and ended December 31, 1996 on or before March 31, 1997.

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        10.1 Settlement Agreement and Release dated December 1996 and Settlement Agreement and Mutual Release dated September 17, 1996 with CompCare regarding the Tax Sharing Agreement with CompCare, dated May 8, 1991

        27  Financial Data Schedule

    (b) Report on Form 8-K

        None

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              REHABCARE GROUP, INC.

January 14, 1997

                                        By   /s/ John R. Finkenkeller

                                               John R. Finkenkeller
                                              Senior Vice President
                                                      and Treasurer
                                         (Chief Accounting Officer)

                                EXHIBIT INDEX
                                                                 Page Number



     10.1 Settlement Agreement and Release dated December 1996
          and Settlement Agreement and Mutual Release dated
          September 17, 1996 with CompCare regarding the Tax
          Sharing Agreement with CompCare, dated May 8, 1991.       14

     27   Financial Data Schedule                           Not Included in
                                                            Paper Filing

                                                              Exhibit 10.1



                     SETTLEMENT AGREEMENT AND RELEASE

      THIS SETTLEMENT AGREEMENT AND RELEASE entered into and executed this ____ day of December, 1996, by RehabCare Group, formerly known as RehabCare Corporation, a corporation (hereinafter referred to as "RehabCare"), and Comprehensive Care Corporation, a corporation (hereinafter referred to as "CompCare") (RehabCare and CompCare shall be referred to collectively as the
 Parties ).
                                Recitals
      WHEREAS, the Parties entered into a Tax Sharing Agreement, dated May 8, 1991 ("TSA"). Section 4 of the TSA provides, among other things, that CompCare shall indemnify RehabCare, on an after-tax basis (as defined in the TSA), for
(a) all employment taxes (as defined in the TSA) that accrued before March 1, 1991( Employment Taxes ); and (b) all fees, costs and expenses, including reasonable attorney s fees, arising out of any proceedings before any taxing or judicial authority with respect to any amount indemnifiable for Employment Taxes under the TSA; and
      WHEREAS, RehabCare instituted litigation against CompCare in the Circuit Court of St. Louis County, State of Missouri, seeking damages for breach of the TSA and indemnification with respect to Employment Taxes, interest, penalties and related costs, including reasonable attorneys fees, paid by RehabCare with respect to section 4 of the TSA for the tax years 1987 and 1988(the "Litigation"); and
      WHEREAS, RehabCare and CompCare resolved, settled and compromised all matters and controversies relating to the Litigation; and

      WHEREAS, the Parties acknowledge CompCare's continuing obligations under the TSA for Employment Taxes that accrued during certain tax periods not addressed in the Litigation, specifically 1989, 1990 and the period beginning January 1, 1991 and ending February 28, 1991 (the Taxable Period ); and
      WHEREAS, the Parties desire to fully and finally resolve all obligations and liabilities between them relating to or arising under section 4 of the TSA with respect to Employment Taxes and to enter into this Settlement Agreement and Release to effectuate that purpose.
      NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, the Parties do hereby agree as follows:
1. On the date hereof, CompCare shall pay $150,000 to RehabCare in complete discharge and satisfaction of all of CompCare s obligations under section 4 of the TSA to indemnify RehabCare for Employment Taxes, interest and penalties, whether assessed or unassessed, incurred or to be incurred, known or unknown and whether or not ascertainable on the date hereof. It is the intent of the Parties that this payment completely and fully discharge CompCare for all obligations and indemnification to RehabCare for the Employment Taxes, interest and penalties covered by section 4 of the TSA. Payment of the sum of $150,000 shall be in addition to sums already paid by CompCare to RehabCare pursuant to the settlement of the Litigation or otherwise under the TSA. This payment shall be made by wire transfer pursuant to instructions provided by RehabCare.

2. On the date hereof, CompCare shall pay $3,969.57 to RehabCare in complete discharge and satisfaction of all of CompCare's obligations under section 4 of the TSA to indemnify RehabCare for fees, costs and expenses, including reasonable attorney s fees, relating or arising with respect to Employment Taxes, incurred or to be incurred, known or unknown and whether or not ascertainable on the date hereof. It is the intent of the Parties that this payment completely and fully discharge CompCare for all obligations and indemnification to RehabCare for fees, costs and expenses, including attorney's fees, related to or arising with respect to Employment Taxes under section 4 of the TSA. This payment shall be made by wire transfer pursuant to instructions provided by RehabCare.
3. RehabCare, its officers, directors, employees, trustees, shareholders, agents, attorneys, representatives, successors, assigns, and anyone claiming through or under them, do hereby release, acquit and forever discharge CompCare, its officers, directors, employees, trustees, shareholders, agents, attorneys, representatives, successors, assigns, and anyone claiming through or under them, of and from any and all claims, demands, damages, actions or causes of action of every kind and nature whatsoever, whether now known or unknown, suspected or unsuspected, which RehabCare now has, may have in the future, has had, holds or has at any time heretofore owned or held against CompCare regarding or relating to Employment Taxes under section 4 of the TSA, including, but not limited to, all federal and state employment taxes, penalties and interest for all periods covered by the TSA, and all fees, costs and expenses, including reasonable attorney's fees, incurred by RehabCare in any proceeding relating to Employment Taxes under the TSA.

4. CompCare, its officers, directors, employees, trustees, shareholders, agents, attorneys, representatives, successors, assigns, and anyone claiming through or under them, do hereby release, acquit and forever discharge RehabCare, its officers, directors, employees, trustees, shareholders, agents, attorneys, representatives, successors, assigns, and anyone claiming through or under them, of and from any and all claims, demands, damages, actions or causes of action of every kind and nature whatsoever, whether now known or unknown, suspected or unsuspected, which CompCare now has, may have in the future, has had, holds or has at any time heretofore owned or held against RehabCare regarding or relating to Employment Taxes under section 4 of the TSA, including, but not limited to, all federal and state employment taxes, penalties and interest for all periods covered by the TSA, and all fees, costs and expenses, including reasonable attorney's fees, incurred by CompCare in any proceeding relating to Employment Taxes under the TSA.
5. RehabCare shall indemnify and hold CompCare harmless with respect to any liability imposed against CompCare by the Internal Revenue Service or any other taxing authority for Employment Taxes,interest and/or penalties of RehabCare and shall indemnify and hold CompCare harmless with respect to all liability for fees, costs and expenses (including reasonable attorney's fees) arising out of or incident to any proceeding, regardless of forum, with respect to any liability imposed against CompCare by the Internal Revenue Service or any other taxing authority for Employment Taxes, interest and/or penalties of RehabCare.

6. CompCare understands and expressly acknowledges that RehabCare is currently in a dispute with the Internal Revenue Service with respect to its employment tax liabilities for the tax years 1989, 1990, 1991, 1992 and 1993,and that in connection with that dispute, RehabCare may need access to documents and information maintained by CompCare. CompCare hereby agrees to undertake reasonable efforts to locate and to provide RehabCare with reasonable access to documents, books and records that CompCare maintains that are pertinent or helpful in any way to RehabCare in its defense of such dispute, which shall include, but are not limited to, internal memoranda with respect to corporate practice of medicine, and documents received and/or authored by its internal counsel or outside counsel with respect to the retention of physicians and/or psychologists, industry practices, surveys or other documents relating to the engagement of physicians and/or psychologists, copies of contracts and correspondence with retained physicians or psychologists or any document requested by the Internal Revenue Service and its agents or counsel in connection with the current audit of RehabCare by the Internal Revenue Service, and/or administrative or judicial proceedings relating to RehabCare s employment tax liabilities. RehabCare shall be permitted to examine such documents, books and records at CompCare's offices at mutually agreeable times, and shall be permitted to make copies at its own expense. Notwithstanding the foregoing, the parties expressly acknowledge and agree that if the reasonable efforts by CompCare to locate such documents as requested by RehabCare exceeds, in the aggregate, five (5) hours, then CompCare shall not be required to continue with its efforts to locate such documents unless the parties can agree on a method to provide reasonable compensation to CompCare to continue with its efforts to locate such documents.

CompCare shall also allow RehabCare reasonable access to Kerri Ruppert or her successor,at times and places mutually agreeable to Ms. Ruppert or her successor and RehabCare. CompCare shall not interfere with RehabCare's reasonable efforts to interview former employees of CompCare who have personal knowledge of a factual nature regarding 1) the issues raised in RehabCare's employment tax disputes for the Taxable Period or 2) the classification of medical directors and/or psychologists as independent contractors. CompCare shall have the right to inform its former employees that issues with respect to any responsibility of CompCare for Employment Taxes relating to the Taxable Period have been resolved.
7 Except as expressly provided herein, the TSA shall remain in force and effect.
8. This Settlement Agreement and Release may be executed in counterpart originals, and any party hereto may sign any counterpart original; this Agreement shall be effective when each party hereto shall have signed a counterpart original. A set of counterpart originals bearing the signature of each party hereto shall constitute this agreement as fully as if all the Parties shall have signed a single original document.
9. The Parties hereto further state and warrant by their signatures below that they have read and reviewed the foregoing, with the assistance of counsel, understand its contents, and do freely and voluntarily enter into this Settlement Agreement and Release.

     IN WITNESS WHEREOF, the parties hereto have caused this Settlement Agreement and Release to be executed on the date first written above.

REHABCARE GROUP                       WITNESS:
f/k/a RehabCare Corporation


By /s/ Alan C. Henderson                            /s/ Betty D. Cammarata
Alan C. Henderson                                       Betty D. Cammarata
Executive Vice President & CFO



COMPREHENSIVE CARE CORPORATION     WITNESS:



By /s/ Kerri Ruppert                                /s/Cheryl A. Arnold
Kerri Ruppert                                          Cheryl A. Arnold
Senior Vice President & CFO

                  SETTLEMENT AGREEMENT AND MUTUAL RELEASE

       THIS SETTLEMENT AGREEMENT AND MUTUAL RELEASE entered into and executed this 17th day of September, 1996, by RehabCare Group, formerly known as RehabCare Corporation, a corporation (hereinafter referred to as "RehabCare") and Comprehensive Care Corporation, a corporation (hereinafter referred to as "CompCare").
                                 Recitals
       WHEREAS, RehabCare filed a Petition in the Circuit Court of St. Louis County, State of Missouri entitled RehabCare Corporation vs. Comprehensive Care Corporation, Cause number 663957, Division 7, seeking damages for breach of a Tax Sharing Agreement (hereinafter "TSA") entered into between RehabCare and CompCare, dated May 8, 1991 (the "Litigation"); and
       WHEREAS, said TSA, a copy of which is attached hereto and made a part hereof as Exhibit A, provides, inter alia, that CompCare shall indemnify RehabCare, on an after-tax basis, for
(a) all federal and/or state employment taxes for the tax periods before March 1, 1991; and (b) for all fees, costs and expenses, including reasonable attorney's fees, arising out of any proceedings before any taxing or judicial authority with respect to any amount indemnifiable under the TSA.
       WHEREAS, RehabCare alleged that its breach of contract damages as of the date of trial, February 14, 1996, consisted of the following:
      (a) $343,107.77 - for federal employment taxes, penalties and interest paid by RehabCare to the Internal Revenue Service for the years 1987 and 1988;

      (b) $4,795.29 - for the State of California employment taxes, penalties and interest paid by RehabCare to the State of California for the years
      1989, 1990, and 1991;
      (c) $304,125.71 - for all reasonable attorney's fees and expenses paid by RehabCare to the law firm of McDermott, Will and Emery (for all expenses incurred and services rendered through November 30, 1995, reimbursable under the TSA);
      (d) interest on all of the foregoing as provided in the TSA; and
      (e) all other reasonable attorney's fees and expenses reimbursable under the TSA, including, but not limited to, all reasonable attorney's fees and expenses paid by RehabCare to the law firm of Kramer
      & Frank, P.C., for the litigation described above, for expenses incurred and services rendered through February 16, 1996; and

      WHEREAS, in the Litigation, CompCare has denied any and all liability to RehabCare under the TSA, and alleged as defenses to CompCare's liability to RehabCare under the TSA that; (a) RehabCare failed to fulfill its obligations under the TSA or otherwise breached the TSA; (b) that the TSA was void due to an alleged breach of fiduciary duty owned by a former officer of both RehabCare and CompCare, now an officer of RehabCare, regarding the negotiation and drafting of the TSA; and (c) that the TSA was void due to fraudulent representations and/or omissions in the execution of the TSA. CompCare has further claimed that the term "after-tax amount" as used in the TSA was intended to effectively mean that CompCare shall indemnify RehabCare for 60% of the total actual employment taxes and related reasonable attorney's fees and expenses paid by RehabCare and indemnifiable under the TSA;

    WHEREAS, RehabCare has denied the above-described defenses to CompCare's liability under the TSA; and
      WHEREAS, RehabCare and CompCare have resolved, settled and compromised all matters and controversies between them regarding the above-referenced litigation, per the copy of the Settlement Memorandum attached hereto and made a part hereof as Exhibit B.
      NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein and in the Settlement Memorandum, Exhibit B attached hereto, the parties do hereby agree as follows:
      1. This Agreement does not nullify, replace, constitute a novation, or otherwise impair the effect of the Settlement Memorandum attached hereto. To the contrary, this Agreement is a supplement thereto, and the two documents are to be construed together as one agreement.
      2. RehabCare hereby acknowledges the receipt of the $550,000 payment from CompCare which is referred to in Paragraph 3 of the Settlement Memorandum.
      3. RehabCare, its officers, directors, employees, trustees, shareholders, agents, attorneys, representatives, successors, assigns, and anyone claiming through or under them, do hereby release, acquit and forever discharge CompCare, its officers, directors, employees, trustees, shareholders, agents, attorneys, representatives, successors, assigns, and anyone claiming through or under them, of and from any and all claims, demands, damages, actions or causes of actions of every kind and nature whatsoever, whether no known or unknown, suspected or unsuspected, which RehabCare now has, may have, have had, holds or has at any time heretofore owned or held against CompCare relating to any of the following items:
      (a) All federal employment taxes, penalties and interest paid by RehabCare to the Internal Revenue
      Service for the years 1987 and 1988;
      (b) All State of California employment taxes, penalties and interest paid by RehabCare to the State of California for the years 1989, 1990 and 1991;
      (c) All attorney's fees and expenses paid by RehabCare to the law firm of McDermott, Will and Emery for expenses incurred and services rendered through November 30, 1995;
      (d) Interest on all of the foregoing; and
      (e) All other attorney's fees and expenses reimbursable under the TSA, including, but not limited to, all attorney's fees and expenses paid by RehabCare to the law firm of Kramer & Frank, P.C.
      for this litigation, for expenses incurred and services rendered through February 16, 1996.

      It is expressly understood and agreed that this Release, the Settlement Memorandum attached hereto as Exhibit B, and RehabCare's Dismissal with Prejudice of the above-described
Litigation, shall not in any manner whatsoever operate to release or otherwise acquit or discharge CompCare from any future liability under the TSA for: (a) any federal employment tax, penalties and interest for 1989, 1990 and through February 28, 1991; and (b) any other state employment tax, penalties and interest which occurred before March 1, 1991, other than the State of California taxes referred to in Paragraph 3(b) above;
and (c) all fees, costs and expenses, including reasonable attorney's fees, paid by Plaintiff to McDermott, Will and Emery for expenses incurred and services rendered on or after December
1, 1995, which are otherwise reimbursable under the TSA; or (d) any other fees, costs and expenses, including reasonable attorney's fees, for expenses incurred and services rendered after February 16, 1996, which are otherwise reimbursable under the TSA. It is further agreed and understood that this Release shall not in any manner impair or affect any remaining claims which RehabCare may have against CompCare under the TSA as described herein.
      4. CompCare, its officers, directors, employees, trustees, shareholders, agents, attorneys, representatives, successors, assigns, and anyone claiming through or under them,do hereby release, acquit and forever discharge RehabCare, itsofficers, directors, employees, trustees, shareholders, agents, attorneys, successors, assigns, and anyone claiming through or under them, of and from any and all claims, demands, damages, actions or causes of actions of every kind and nature whatsoever, whether now known or unknown, suspected or unsuspected, which CompCare now has, may have, have had, holds or has at any time heretofore owned or held against RehabCare regarding or arising out of: (a) the negotiation, drafting, and/or execution of the TSA; and (b) for any breach of the TSA by RehabCare on or before February 16, 1996. It is further agreed and understood that this Release, the Settlement Memorandum attached hereto as Exhibit B, and RehabCare's dismissal of the Litigation with prejudice, shall in no way release, impair, or affect any defense CompCare may have to any claim brought in the future by RehabCare, except those defenses expressly released herein. It is further agreed and understood that nothing in this Release, the Settlement
Memorandum attached hereto as Exhibit B, and RehabCare's dismissal of the Litigation with prejudice, shall in any way affect, impair or release any of the claims brought, or the judgment obtained, by CompCare against RehabCare,or the counterclaim brought by RehabCare against CompCare, in the lawsuit styled Comprehensive Care Corporation vs. RehabCare
Corporation, brought in the United States District Court for the Eastern District of Missouri and assigned cause number
4:92CV2194CAS, and now pending in the United States Court of Appeals for the Eighth Circuit and assigned cause number
95-3328EMSL.
      5. This settlement agreement and release may be executed in counterpart originals, and any party hereto may sign any counterpart original; this Agreement shall be effective when each party hereto shall have signed a counterpart original. A set of counterpart originals bearing the signature of each party hereto shall constitute this agreement as fully as if all the parties shall have signed a single original document.
      6. The parties hereto further state and warrant by their signatures below that they have read and reviewed the foregoing, with the assistance of counsel, understand its contents, and do freely and voluntarily enter into this Settlement Agreement and Release.

      IN WITNESS WHEREOF, the parties hereto have caused this
Settlement Agreement and Release to be executed on the date first written above.
REHABCARE GROUP,
f/k/a REHABCARE CORPORATION         WITNESS:


by: /s/Alan C. Henderson            /s/Betty D. Cammarata
Alan C. Henderson
Executive Vice President & CFO


COMPREHENSIVE CARE CORPORATION      WITNESS:


by: /s/Kerri Ruppert                 /s/Maggie Rivas
Senior Vice President & CFO