Form 10-K
period 1996-12-31
REHABCARE GROUP INC
filed 1997-03-26
CIK 812191

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       the SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 1, 1996 to December 31, 1996

Commission file number 0-19294

                              RehabCare Group, Inc.
             (Exact name of Registrant as specified in its charter)

          Delaware                                   51-0265872
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

          7733 Forsyth Boulevard, 17th Floor, St. Louis, Missouri 63105
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code (314) 863-7422

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share          Preferred Stock Purchase Rights

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes x No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

         The aggregate market value of voting stock held by non-affiliates of Registrant at March 12, 1997, was $88,880,985. At March 12, 1997, the Registrant had 3,768,172 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information contained in the Registrant's Proxy Statement for its annual meeting of stockholders to be held April 30, 1997.

                                     PART I

ITEM 1.      BUSINESS

      RehabCare Group, Inc. (the "Company" or the "Registrant") was incorporated under the laws of Delaware in 1982. The Company develops, markets and manages comprehensive medical rehabilitation programs, subacute (skilled nursing) programs and therapy services in acute-care hospitals, skilled nursing units and outpatient facilities. The Company also is a contract provider of therapists to hospitals and long-term care and rehabilitation facilities. Since opening its first contract unit in 1984, the Company has expanded its business to become a national provider with programs in 26 states and, as of December 31, 1996, managed 1,979 beds on a contract basis in 86 dedicated acute rehabilitation units and 16 dedicated subacute units within acute-care hospitals, and operated 19 dedicated outpatient programs within facilities owned by acute-care hospitals.

      On March 1, 1996, the Company acquired Healthcare Staffing Solutions, Inc., and HCH, Inc., d/b/a Health Tour ("HSSI"), a contract provider of therapists on a temporary basis to hospitals, long-term care and rehabilitation facilities. On January 28, 1997, the Company acquired TeamRehab, Inc. and Moore Rehabilitation Services, Inc. ("Team and Moore"), providers of contract therapy services to long-term care facilities and outpatient clinics.

      Program Management Contracts. The Company's physical medicine and rehabilitation programs are directed toward individuals who have severe physical impairments that prevent them from engaging in normal daily activities, but who have the potential for functional improvement. Patients treated in the Company's acute rehabilitation programs have diagnoses that include stroke, orthopedic conditions, arthritis, amputation, spinal cord and traumatic brain injuries, and/or disease disorders such as cerebral palsy, multiple sclerosis, muscular dystrophy and Parkinson's disease. The Company's subacute units offer skilled nursing care and moderate rehabilitation therapies and have diagnoses that include stroke, orthopedic conditions, post-surgical conditions, pulmonary disease, congestive heart failure, cancer, and patients requiring intravenous antibiotic therapy or nutritional support. Patients treated in the Company's outpatient programs include patients continuing rehabilitation after discharge from the hospital, plus rehabilitation services for patients with sports or workrelated injuries that do not require hospitalization.

      The Company administers all of its acute and subacute programs on the premises of host facilities under management contracts. Outpatient programs are operated primarily on the hospital's premises or at separate sites leased or owned by the hospital. Under the inpatient management contracts, the host facilities typically furnish all services necessary for the patients' generalized medical care, including nursing, dietary and housekeeping services, while the Company typically markets and administers the program services and provides the clinical teams. The Company operates inpatient units on a fee basis that is computed in most cases on patient days at the unit. Since fixed costs of unoccupied beds in a unit are the responsibility of the client hospital, occupancy rates are not necessarily indicative of the Company's results of operations. The most relevant statistics to gauge the expansion of the Company's inpatient and subacute contract management business are number of units and average occupied beds per unit. The relevant statistics to gauge the Company's outpatient business are number of locations and patient visits.

      At its inpatient units, the Company furnishes personnel generally consisting of a program director and a physician (who serves as the medical director for the program), plus additional staff tailored to meet the needs of the program and hospital, which may include: a psychologist, physical and occupational therapists, a speech pathologist, a social worker, a nurse manager, a case manager and other appropriate supporting personnel. At its outpatient locations, the Company furnishes primarily therapy, program development and administrative personnel. In addition, the Company provides program implementation and management, treatment team training, staff recruiting, continuing education, insurance, community education, referral development, therapy equipment, public relations, ongoing quality assurance, consultation and case management.

      Upon approval by the medical director or other physician, patients are admitted to the Company's inpatient units under the host facility's standard admission policies and procedures and in adherence to Medicare guidelines. Following treatment, the host facility is responsible for submitting a bill for services and obtaining payment from the patient, commercial payors, Medicare or Medicaid. Generally, the host facility pays the Company a negotiated fee for each patient day of service provided in an inpatient unit without reference to the hospital's source of payment. Fees paid to the Company are subject to annual adjustment to reflect increases in various indices of inflation. The Company and the host facility share the risk of nonpayment by patients and other payors based on collection experience at the facility. The Company participates in this risk by allowing a predetermined contractual discount to the facility, which generally ranges from two percent to five percent. The Company is typically compensated at its outpatient locations based upon a fee for service, or a percentage of charges or net contribution. The Company may also participate with a host facility in charity care.

      Generally, the Company's management contracts provide for initial terms of three to five years and are renewable for successive terms of one to three years. Typically, these contracts are automatically renewed unless notice of termination is given at least 90 days prior to the end of the initial or renewal term. Contracts are also terminable for material defaults or, in some cases, upon the occurrence of certain other designated events, including shortfalls in census, changes in reimbursement practices or union organization activities. Many of the current contracts limit the opening of a competing unit by the Company within a defined geographic area.

      Therapy Staffing Contracts. HSSI provides physical, occupational and speech therapy professionals to hospitals and long-term care and rehabilitation facilities nationally on assignments lasting initially 13 weeks as well as daily assignments in several major metropolitan areas and fee based permanent placement services. HSSI charges a fee for each placement plus charges the contracting facility with the cost of housing, licensure and travel for the placed therapist. The therapist is compensated by either the contracting facility or by HSSI. In the latter case, the compensation cost is also charged to the contracting facility. For daily assignments, HSSI charges fees based on hours worked or units of service delivered. Historically, HSSI has placed therapists in all 50 states. Team and Moore provide outpatient physical, occupational and speech therapy services on a continuing contract basis at approximately 30 facilities in the St. Louis, Missouri metropolitan area. Team and Moore receive reimbursement from their client facilities based on hours worked or units of service delivered, as well as directly from Medicare based on actual costs.

Business Expansion Strategy

      The Company's expertise is in delivering quality acute, subacute and outpatient rehabilitation and therapy programs, services and professional personnel. Drawing on this expertise, the thrust of its expansion strategy will be to develop and expand contract relationships with host facilities to establish and manage acute, subacute and outpatient physical medicine and rehabilitation programs as well as provide therapy staffing services. The following is a more detailed description of these and other expansion strategies of the Company:

      Acute-Care Hospital Contracts. The Company believes that there will continue to be a strong demand for the development and management of acute rehabilitation, subacute and outpatient services in hospitals in the United States. Acute-care hospitals have traditionally been the focus of health care delivery in the community, and as such, have controlled a substantial amount of the expenditures for health care services. As health care reform evolves, the Company believes that hospitals will continue to play a central role in the delivery of health care services providing that they can achieve cost efficiencies and provide a complete range of services required within their communities. To this end, the Company has positioned itself to assist hospitals in providing the full continuum of physical medicine and rehabilitation services within acute, subacute and outpatient settings controlled by the hospital. The economies of scale offered by the hospital's existing plant and equipment, coupled with the Company's expertise in delivering these services, offers the opportunity for a community hospital to be a full service provider in the area of physical medicine and rehabilitation on a cost-effective basis in the following settings:

             Acute Rehabilitation Units. Patients treated in acute rehabilitation units typically have diagnoses within one or more of ten diagnostic categories. Further, these patients must be strong enough to endure and be reasonably expected to benefit from a minimum of three hours of therapy per day. Historically, approximately 75% of the patients treated in acute units managed by the Company have been admitted with a diagnosis of either stroke or orthopedic impairment.

             Subacute Units. Patients treated in subacute units typically are at the low end of need for medical or rehabilitative care, with greater need for nursing care. Patients in subacute units have a much wider range of diagnostic conditions than those in acute rehabilitation units, with a lesser concentration of stroke and orthopedic and greater concentration of pulmonary, cardiac, post-surgical, cancer, and patients requiring intravenous antibiotic therapy or nutritional support.

             Outpatient Programs. Pressure from payors to move inpatients to the lower cost settings has helped fuel the growth in outpatient services. The outpatient therapy market is dominated by sports and workrelated injuries. The Company's diversification into this product line allows it access to patients who, in general, have not been admitted to a hospital. In addition, it allows diversification away from the Medicare dominant payor mix of the inpatient setting.

      The Company believes that a substantial number of its relationships with acute-care hospitals present opportunities to manage more than one of the above services, and has pursued development of these opportunities as a primary part of its growth strategy. As of December 31, 1996, the Company managed two or more of the above services at 21 of its client hospitals.

      Therapy Staffing. Critical shortages of licensed therapists in many communities across the country have made it difficult for facility-based therapy providers to maintain continuity of therapy services due to a high rate of turnover and periodic extended absences related to vacations and maternity leave. Further, since 1989, when the implementation of the Omnibus Budget Reconciliation Act of 1987 mandated the delivery of therapy services in extended care facilities, these facilities have found it increasingly difficult to recruit and retain an appropriate complement of qualified therapists to deliver these services. HSSI specializes in recruiting and placing therapists on a temporary basis in such facilities, and, with approximately 650 therapists on assignment at any time, is believed to be the leading provider of such services. Projected growth in demand for therapists is expected to continue to outpace projected growth in supply for at least the next ten years, creating additional opportunities for HSSI. Team and Moore specialize in providing therapists on a continuing contract basis primarily to nursing facilities. The Company believes the fragmentation of providers provides opportunity for growth through consolidation.

      Acquisitions. The Company believes that the acquisition of therapy based contract management companies, established outpatient operations and other therapy providers within the rehabilitation industry is an appropriate strategy for growth. In fiscal 1994, the Company acquired Advanced Rehabilitation Resources, Inc., thereby increasing the number of managed acute units by nearly 50% and the number of managed outpatient programs by 10%. In fiscal 1995, the Company acquired Physical Therapy Resources, Inc., changing the name to RehabCare Outpatient Services, Inc. ("ROSI"), thereby increasing the number of outpatient programs initially by 39%. In March 1996, the Company acquired HSSI, thereby expanding the scope of its business geographically to all 50 states and adding a new line of business for the Company. In January 1997, the Company acquired Team and Moore. Additional acquisition opportunities are regularly reviewed by the Company.

Patient Referral Strategy

      Historically, the physician maintained total control over patient referral decisions. At present, however, insurance, health maintenance, preferred provider and case management organizations and employers participate in making such referral decisions. These organizations are sensitive to both cost and quality of care issues. Accordingly, health care providers must continually develop and offer cost-effective alternatives to traditional care. In response, the Company is directing its marketing to managed care case managers and industry as well as to physicians. The Company continues to approach national and regional payors to develop contractual relationships that may be advantageous for the Company, the host facility and the payor.

      The Company's presence in the host facilities encourages patient referrals into its programs. Additionally, the Company encourages the referral of patients from outside the host facilities.

Competition

      The Company competes with other contract management and therapy companies for agreements with acute- care hospitals and extended care facilities. The Company's programs in acute care hospitals also compete for patients with the programs of other acute-care hospitals and freestanding rehabilitation and outpatient facilities. The continued success of the Company is dependent on its ability to establish and maintain relationships with hospitals and extended care facilities and with sources of patient referrals. The Company believes that the principal competitive factors in each case are reputation for quality, cost effectiveness, program support services, innovation and price. Although many of the Company's competitors have greater financial and personnel resources than the Company, the Company believes that it competes, and can continue to compete, successfully based on its ability to develop new programs for existing and potential host facilities and cost-effective programs for commercial payors.

      The Company also competes with hospitals, nursing homes, clinics, physicians' offices and contract therapy companies for the services of physical, occupational and speech therapists. These specialists are in short supply and there can be no assurance that the Company will be able to attract a sufficient number of therapists for its growing needs. The Company has an active therapist recruitment operation based at its corporate headquarters and at HSSI's offices and is developing other means of recruiting and retaining these specialists.

Regulation

      The health care industry is regulated by Federal, state and local governmental agencies. These regulations attempt to control the growth of health care facilities through certificate of need laws, licensure or certification of health care facilities and the reimbursement for health care services.

      In many states, acute-care hospitals contracting with the Company generally are not required to obtain a certificate of need prior to opening an inpatient unit. If a certificate of need is required, it may take up to 18 months to obtain, and in some instances longer, depending upon the state involved and whether the application is contested by a competitor or the state agency. Certificates of need are usually issued for a specified maximum expenditure and require implementation of the proposed improvement within a specified period of time.

      Licensure is a state or local requirement, while Medicare certification is a Federal requirement. Generally, licensure and Medicare certification follow specific standards and requirements. Compliance is monitored by annual on-site inspections by representatives of relevant government agencies. Loss of licensure or Medicare certification by a hospital with which the Company has a management contract would likely result in the termination of that contract.

      Prior to 1983, Medicare provided for reimbursement of reasonable direct and indirect costs of the services furnished by hospitals to patients. As a result of the Social Security Amendments Act of 1983, Congress adopted the Prospective Payment System ("PPS") as a means to control costs of most Medicare inpatient hospital services. Under this system, the Secretary of the Department of Health and Human Services established fixed payment amounts per discharge based on Diagnosis-Related Groups ("DRG"). In general, a hospital's payment for Medicare inpatients is limited to the DRG rate, regardless of the amount of services provided to the patient or the length of the patient's hospital stay. Under PPS, a hospital may keep any difference between its DRG payment and its operating costs incurred in furnishing inpatient services, but is at risk for any operating costs that exceed its payment rate. As a result, hospitals have an incentive to discharge Medicare patients as soon as is clinically appropriate.

      Freestanding inpatient rehabilitation facilities, skilled nursing facilities and units and outpatient rehabilitation services are exempt from PPS. Acute rehabilitation units within acute-care hospitals are eligible to obtain an exemption from PPS, generally after the first year of operation, upon satisfaction of specified Federal criteria. Such criteria include the operation for a full 12 months under PPS and the completion of an initial exemption survey. The exemption survey measures compliance with certain criteria applicable to exempt units generally, including approval to participate as a Medicare provider, admission standards, record keeping, compliance with state licensure laws, segregation of beds, accounting standards and certain specific standards applicable to rehabilitation units, including staffing, medical care and patient mix. Skilled nursing units may be surveyed shortly after admitting their first patient. Upon successful completion of the survey, Medicare payments for rehabilitation and skilled nursing services provided in inpatient units are made under a cost-based reimbursement system. As of December 31, 1996, 91 of the Company's hospital-based units were exempt from PPS. The remaining 11 units will apply for exemption as soon as they are eligible.

      Various Federal and state laws regulate the relationship between providers of health care services and physicians. These laws include the "fraud and abuse" provisions of the Social Security Act, under which civil and criminal penalties can be imposed upon persons who pay or receive remuneration in return for referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. The Company does not believe its business arrangements with physicians who admit patients to the Company's units are out of compliance with these provisions. The provisions are broadly written and the full extent of their application is not currently known. The Inspector General of the Department of Health and Human Services has issued "safe harbor" regulations specifying certain forms of relationships that will not be deemed violations of these provisions. The Company believes that its business arrangements with its medical directors are in compliance with any definitive regulations.

      In 1987, Congress enacted nursing home reform provisions in response to widespread concern that nursing homes were not providing patients with adequate care. These provisions were implemented in 1990 and included the requirement that the status of every resident be evaluated and appropriate services be provided, including rehabilitative services. As a result, the demand for physical, occupational and speech therapy services and professionals in nursing homes has risen sharply since 1990.

      Any legislative or regulatory changes in the future will almost certainly favor low-cost, efficient providers. The Company believes that its strategy of administering programs on the premises of host facilities positions it well to adapt to any changes in the health care industry.

Employees

      As of December 31, 1996, the Company had approximately 1,770 employees. The physicians who are the medical directors of the contract units and the psychologists serving on program treatment teams are independent contractors and not employees of the Company. None of the Company's employees are subject to a collective bargaining agreement. Management considers the relationship with its employees to be good.


ITEM 2.      PROPERTIES

      The Company leases 15,000 square feet of executive office space in Clayton, Missouri, under a lease that expires in the year 2003, assuming all options to renew are exercised. In addition to the monthly rental cost, the Company is also responsible for specified increases in operating costs. HSSI leases 31,000 square feet of executive office space in Lowell, Massachusetts, under a lease that expires in the year 2005, assuming all options to renew are exercised, plus leases various properties throughout the country used as temporary housing for therapists. Team and Moore leases 3,000 square feet of executive office space in Clayton, Missouri under a lease that expires in March 1997.

ITEM 3.      LEGAL PROCEEDINGS

      The Company has undergone a Federal payroll tax audit for the years 1989 through 1993. The Internal Revenue Service ("IRS") has asserted that certain medical professionals and others engaged as independent contractors should have been treated as employees for payroll tax purposes. The IRS, in May 1996, issued a proposed assessment against the Company of $1,935,455 for years 1989 through 1993. The Company subsequently received from the IRS separate proposed Closing Agreements for these same independent contractors under the IRS's new "Classification Settlement Program" with an alternate aggregate assessment of $253,426 covering the 1989 through 1993 audit, including any additional potential liability through December 31, 1996. In October 1996, the Company accepted a settlement offer for one of the classes of medical professionals, paying $11,613 as settlement, and agreed to prospectively treat this class of professionals as employees. The Company is currently continuing to defend its classification of the remaining classes which represent a total proposed assessment of $1,364,000. The Company will continue to evaluate whether to accept any of the additional settlement offers and, as a result, change its classification policy as required by the Closing Agreements. While the Company believes it has arguments to support its current position, there can be no assurance that the Company will prevail in whole or in part. In December 1996, the Company and Comprehensive Care Corporation ("CompCare"), the Company's former parent, entered into an agreement and release whereby CompCare paid the Company $154,000 resulting in discharge of CompCare's obligations for employment taxes and costs under Section 4 of the Tax Sharing Agreement entered into in conjunction with the Company's initial public offering in 1991.

      On October 30, 1992, CompCare filed an action against the Company with the Federal District Court for the Eastern District of Missouri alleging fraud by the Company under the common law and the Federal securities laws in the negotiation of the Stock Redemption Agreement dated September 1, 1992, by and between CompCare and the Company. The action sought both actual and punitive monetary damages from the Company. On March 8, 1995, a Federal court jury returned a verdict against the Company on three of the six counts of the lawsuit. The Company appealed the adverse judgment and on October 22, 1996 a three judge panel on the Federal Court of Appeals for the Eighth Circuit reversed all such judgments against the Company. On November 21, 1996, CompCare's motion for rehearing was denied. The Company has terminated the $3,000,000 supersedeas bond purchased to obtain a stay of execution pending the conclusion of its appeal, and has cancelled the $3,000,000 bank letter of credit that had been issued to secure the bond. The Company is seeking to recover $120,083 in court related costs from CompCare pursuant to the favorable appeal.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.


                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             SHAREHOLDER MATTERS

      Information concerning the Common Stock of the Registrant is included on page 44 in this Annual Report of the Registrant.


ITEM 6.      SELECTED FINANCIAL DATA

      Six-Year Financial Summary is included on page 44 in this Annual Report of the Registrant for the ten months ended December 31, 1996.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

      OVERVIEW

      The Company changed its fiscal year end from the last day of February to December 31, effective as of December 31, 1996. The change resulted in a short period of ten months that began March 1, 1996, and ended December 31, 1996. Information for calendar 1996 refers to the ten months ended December 31, 1996, and fiscal 1996 and fiscal 1995 refers to the twelve months ended the last day of February for the respective years.

      The growth in the Company's operating revenues and net earnings during calendar 1996 was the result of an increase in the number of subacute units and results from HSSI. Calendar 1996 reflects an increase in the average number of subacute units managed by the Company from 4.1 to 11.5. Outpatient revenue decreased 8.1% in calendar 1996, reflecting the closure of three locations. The growth for fiscal 1996 was primarily attributable to the increase in the number of subacute units, increased outpatient locations and an increase in the percentage of acute rehabilitation units exempt from PPS. Outpatient revenue increased 56.2% in fiscal 1996, reflecting the acquisition on October 12, 1994 of ROSI, which initially added seven outpatient locations.

      In the normal course of business, new units are opened and some existing units are closed each year. During the first year of operation, a new acute rehabilitation unit will typically be subject to limitations in reimbursement from Medicare considerably below the hospital's operating cost. As a consequence, during this period the Company agrees with the client hospital to bear certain start-up costs on the hospital's behalf and to waive a portion of its fees until the unit qualifies for an exemption from Medicare limitations. The Company assists the hospital in qualifying the unit for the exemption and in minimizing the unreimbursed costs during this non-exempt period. The Company's average operating losses during the qualifying period can range to as high as $150,000 to $200,000 per unit. If the Company does not obtain an exemption for the unit, the contract may be terminated and, in the event of termination, start-up losses would generally not be recoverable. Upon completion of the qualifying year and obtaining the exemption, the hospital is eligible to recover all of its costs related to the operation of the unit, including the Company's fees under the management contract. Once a unit becomes exempt, the unit experiences accelerated growth in operating revenues and profitability as the patient population is expanded in response to the more favorable reimbursement terms.

      In addition to growing its acute rehabilitation units, the Company expects significant future growth to take place through opening subacute units and outpatient programs under contracts with acute-care hospitals. These units and programs are not subject to the same limitations in reimbursement from Medicare as acute rehabilitation units and, therefore, should result in significantly reduced start-up losses per unit.

      In the third quarter of fiscal 1995, the Company issued a $3,200,000 three-year subordinated promissory note and $3,000,000 in cash to acquire ROSI. On March 1, 1996 the Company acquired HSSI. The aggregate purchase price of $21,450,000 paid at closing included $13,258,000 in cash, a $6,000,000 ten-year convertible subordinated promissory note and 123,530 shares of the Company's common stock. Additional consideration will be paid to the HSSI stockholders contingent upon the attainment of certain target cumulative earnings before interest and income taxes up to a maximum of $8,650,000 in additional consideration over six years. The transactions were accounted for as purchases and, as such, the Company's consolidated financial statements reflect the results of operations of ROSI and HSSI commencing with the consummation date of each acquisition.

      On January 28, 1997, the Company acquired Team and Moore. The transaction was accounted for as a purchase and, as such, the Company's consolidated financial statements as of and for the ten months ended December 31, 1996, do not reflect the financial condition and results of operations of Team and Moore. The Company's future consolidated financial statements will reflect their financial condition as of such reporting dates, and the results of operations commencing on the consummation date of the acquisition.

      On January 31, 1997, the Company made a tender offer to purchase up to 925,000 shares of its common stock at a single purchase price, not less than $20.00 nor in excess of $22.50 per share, the purchase price to be selected by the Company based on prices specified by tendering stockholders at the lowest single purchase price sufficient to purchase 925,000 shares. As of February 28, 1997, the closing date, shares totaling greater than 925,000 were tendered, resulting in the Company's repurchase on March 12, 1997 of a total of 1,000,000 shares at single per share price of $22.50 per share. To finance the repurchase and restructure its current debt, the Company obtained financing from a syndicate of financial institutions totaling $45 million in senior secured debt, comprising a $25 million term loan and $20 million revolving credit facility.

      As of December 31, 1996, a change in method of recording accounts receivable and accrued expenses at HSSI was implemented which resulted in a decrease in the related balance sheet accounts. Operating results were not materially affected.

RESULTS OF OPERATIONS

      The following table sets forth for calendar 1996, fiscal 1996 and fiscal 1995, the percentage that certain items in the consolidated statements of earnings bear to operating revenues:

                                               Ten Months Ended                              Year Ended
                                                   December 31,                   February 29,          February 28,
                                                        1996                        1996                   1995
--------------------------------------- ------------------------ -----------------------------------------------
Operating revenues                                        100.0%                   100.0%                  100.0%
Cost and expenses:
    Operating expenses                                     71.1                     73.3                    75.6
    General and administrative                             16.1                     12.5                    11.6
    Depreciation and amortization                           2.6                      2.7                     2.6
Operating earnings                                         10.2                     11.5                    10.2
Other expense, net                                         (1.0)                    (0.4)                   (0.7)
Earnings before income taxes                                9.2                     11.1                     9.5
Income taxes                                                3.7                      4.5                     3.8
Net earnings                                                5.5%                     6.6%                    5.7%
======================================= ======================== ======================== =======================

     Management believes that a comparison of the ten months ended December 31, 1996 to the twelve months ended February 29, 1996 is not meaningful because of the difference in length of reporting periods. Therefore, this discussion and analysis of results of operations compares the audited ten-month period ended December 31, 1996, to the unaudited ten-month period ended December 31, 1995.

Ten Months Ended December 31, 1996 Compared to Ten Months Ended December
31, 1995

      Operating revenues during the ten months ended December 31, 1996 increased by $30,476,000, or 41.1%, to $104,611,000 as compared to the same period in 1995. The acquisition of HSSI accounted for 94.7% of the net increase. A 9.6% increase in the average number of inpatient units from 83.7 to 91.7 units, offset by a decrease in the average daily billable census per inpatient unit of 3.8% from 13.3 to 12.8, generated a 5.5% increase in billable patient days to 357,780. The decrease in billable census per unit for inpatient units is primarily attributable to a 9.7% decline in average billable length of stay on a 6.6% increase in admissions per unit. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational for the ten months ended December 31, 1996, which carry a shorter length of stay than acute rehabilitation units. The increase in billable patient days was offset by a .9% decrease in average per diem billing rates, reflecting a greater mix of subacute units which carry lower average per diem rates than acute units. The $2,960,000 increase in inpatient unit revenue was offset by a 8.1% decrease in outpatient revenue to $8,495,000, reflecting the loss of one unit each in February, March and April 1996.

      Operating expenses for the ten-month periods compared increased by $19,933,000, or 36.6%, to $74,326,000. The acquisition of HSSI accounted for substantially all of this increase.

      The excess of operating expenses over operating revenues associated with non-exempt units increased from $193,000 to $749,000, attributable to the increase in the average number of non-exempt units from 1.5 to 5.5. Average start-up losses for units during their non-exempt year can range to as high as $150,000 to $200,000.

      General and administrative expenses increased $7,369,000, or 77.8%, to $16,844,000, reflecting increases in professional services, business development, general office, outpatient services, and legal compared to the previous year, plus the addition of HSSI's corporate staff.

      Depreciation   and   amortization   increased   $737,000   reflecting  the
amortization of goodwill from the purchase of HSSI and depreciation of HSSI fixed assets.

      Interest income decreased $71,000 as a result of reductions in investment balances, as cash was used to acquire HSSI and make payments on the Company's debt. Interest expense increased $560,000 reflecting new debt issued in the acquisition of HSSI.

      Earnings before income taxes increased by $1,802,000, or 23.0%, to $9,654,000. The provision for income taxes for the ten month periods compared was $3,886,000 compared to $3,197,000, reflecting effective income tax rates of 40.3% and 40.7% for the respective periods. Net earnings increased by $1,113,000, or 23.9%, to $5,768,000. Earnings per share increased 15.8% to $1.17 from $1.01 on a 6.9% increase in the weighted average shares outstanding. The increase in shares outstanding is attributable primarily to the shares issued in the acquisition of HSSI and an increase in common stock equivalents resulting from an increase in the market price of the Company's stock relative to the underlying exercise prices of outstanding stock options.

Fiscal Year Ended February 29, 1996 Compared to Fiscal Year Ended
   February 28, 1995

      Operating revenues increased by $6,167,000, or 7.4%, in fiscal 1996 to $89,377,000. An increase in operating revenue per billable patient day of 1.7%, an increase in billable patient days of 1.1%, and an increase of $4,030,000, or 56.2%, in outpatient revenue to $11,197,000, accounted for substantially all of the increase in operating revenues. The acquisition of ROSI accounted for all of the increase in outpatient revenue. A 6.7% increase in admissions per unit, offset by a 6.0% decrease in average billable length of stay, generated a 1.1% increase in billable patient days to 408,385 on approximately the same average number of inpatient units in both years. The increase in billable patient days coupled with a 1.7% increase in revenue per billable day generated a 2.8% increase in revenue from inpatient units. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and an increase in subacute units, which carry a shorter length of stay than acute rehabilitation units.

      Operating expenses increased by $2,575,000, or 4.1%, to $65,487,000, with the acquisition of ROSI accounting for substantially all of this increase.

      The excess of operating expenses over operating revenues associated with non-exempt units decreased from $1,662,000 to $356,000, attributable to the decrease in the average number of non-exempt units from 9.6 to 2.0. Average start-up losses for units during their non-exempt year can range to as high as $150,000 to $200,000.

      General and administrative expenses increased $1,601,000, or 16.7%, to $11,202,000, with the acquisition of ROSI accounting for $977,000, or 61.0%, of the increase. The remainder was attributable to increases in business development, subacute operations, and recruiting compared to the previous year.

      Interest income increased $232,000 as a result of higher investment balances during fiscal 1996. During fiscal 1995 cash was used to acquire ROSI and make payments on the Company's debt. Interest expense increased $60,000 reflecting a full year of interest expense on the debt issued in the acquisition of ROSI.

      Earnings  before  income  taxes  increased  by  $1,968,000,  or 24.9%,  to
$9,887,000. The provision for income taxes was $4,009,000 compared to $3,184,000, reflecting effective income tax rates of 40.5% and 40.2% for the respective years. The increase in the effective tax rate was attributable primarily to the nondeductibility for income tax purposes of amortization of goodwill from the purchase of ROSI. Net earnings increased by $1,143,000, or 24.1%, to $5,878,000. Earnings per share increased 20.0% to $1.26 from $1.05 on a 4.2% increase in the weighted average shares outstanding. The increase in shares outstanding is attributable primary to an increase in common stock equivalents resulting from an increase in the market price of the Company's stock relative to the underlying exercise prices of outstanding stock options.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1996, the Company had $7,438,000 in cash and current marketable securities and a current ratio of 1.6:1. Working capital as of December 31, 1996, decreased from February 29, 1996, by $2,564,000 as a result of cash paid and the current portion of debt incurred in the acquisition of HSSI.

      Net accounts receivable were $15,546,000 at December 31, 1996 compared to $10,847,000 at February 29, 1996. The number of days average net revenues in net receivable was 45.5 days and 43.9 days as of December 31, 1996 and February 29, 1996, respectively. As of December 31, 1996, a change in method of recording accounts receivable and accrued expenses at HSSI was implemented that resulted in a downward adjustment in net accounts receivable and days average net revenue in net receivable.

      During the ten months ended December 31, 1996, the Company incurred capital expenditures of $732,000 as compared to $476,000 for the fiscal year ended February 29, 1996, for additions to equipment in connection with the opening of new contract units. At December 31, 1996, the Company had no material commitments for capital expenditures.

      In connection with the development and implementation of additional units, the Company may incur capital expenditures for equipment and deferred costs arising from payments made to hospitals for a portion of capital improvements needed to begin a unit's operation. For the ten months ended December 31, 1996, the Company made deferred cost payments to four client hospitals totaling $300,000 for capital improvements, while in fiscal 1996 payments were made to six client hospitals totaling $265,000. At December 31, 1996, the Company had one commitment totaling $125,000 to make additional capital improvement payments to client hospitals.

      The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a combination of internal sources and outside financing. As of December 31, 1996, the Company had $12,000,000 of unused available bank line of credit.

      On January 10, 1997, the Company sold 165,000 shares of its investment in Intensiva HealthCare Corporation in a market transaction for $1,485,000.

      On January 31, 1997, the Company made a tender offer to purchase up to 925,000 shares of its common stock. To finance the repurchase and restructure its current debt, the Company issued $45 million in senior secured debt.

INFLATION

      Although inflation has abated during the last several years, the rate of inflation in health care related services continues to exceed the rate experienced by the economy as a whole. The Company's management contracts typically provide for an annual increase in the fees paid to the Company by its client hospitals based upon increases in various inflation indices. These increases generally offset increases in costs incurred by the Company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA











                          Independent Auditors' Report

To the Board of Directors
RehabCare Group, Inc.:

We have audited the accompanying consolidated balance sheets of RehabCare Group, Inc. and subsidiaries (the Company) as of December 31, 1996 and February 29, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the ten months ended December 31, 1996 and for each of the years in the two-year period ended February 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RehabCare Group, Inc. and subsidiaries as of December 31, 1996 and February 29, 1996, and the results of their operations and their cash flows for the ten months ended
December 31, 1996 and for each of the years in the two-year period ended February 29, 1996, in conformity with generally accepted accounting principles.







St. Louis, Missouri
February 5, 1997





                                                   REHABCARE GROUP, INC.

                                                Consolidated Balance Sheets
                                                   (dollars in thousands)

                                                                                         December 31,      February 29,
                                                Assets                                        1996             1996
Current assets:
     Cash and cash equivalents                                                             $        772           6,174
     Marketable securities                                                                        6,666           4,495
     Accounts receivable, net of allowance for doubtful accounts
         of $1,386 and $822, respectively                                                        15,546          10,847
     Deferred tax assets                                                                            921           1,596
     Prepaid expenses and other current assets                                                      525             473
                            Total current assets                                                 24,430          23,585
Marketable securities, noncurrent                                                                 1,310             497
Equipment and leasehold improvements, net                                                         2,935           1,601
Other assets:
     Excess of cost over net assets acquired, net                                                47,119          27,085
     Deferred contract costs, net                                                                 1,302           1,661
     Pre-opening costs, net                                                                       2,295           1,765
     Deferred tax assets                                                                            424             577
     Other                                                                                          987             295
                            Total other assets                                                   52,127          31,383
                                                                                           $     80,802          57,066
                                 Liabilities and Stockholders' Equity
Current liabilities:
     Revolving credit facility                                                             $        500            --
     Current portion of long-term debt                                                            2,967           2,093
     Accounts payable                                                                             1,083           1,788
     Accrued salaries and wages                                                                   6,969           5,326
     Accrued expenses                                                                             2,026           1,123
     Income taxes payable                                                                         1,631           1,437
                            Total current liabilities                                            15,176          11,767
Deferred compensation                                                                             1,956           1,370
Long-term debt, less current portion                                                              8,000           5,032
Notes payable, related parties                                                                    6,000           --
Stockholders' equity:
     Preferred stock, $.10 par value; authorized 10,000,000 shares, none
         issued and outstanding                                                                   --              --
     Common stock, $.01 par value; authorized 20,000,000 shares, issued
         4,693,362 shares as of December 31, 1996 (4,517,816 shares as of
         February 29, 1996)                                                                          47              45
     Additional paid-in capital                                                                  22,816          20,043
     Retained earnings                                                                           24,577          18,809
     Unrealized gain on marketable securities, net of tax                                         2,230           --
                            Total stockholders' equity                                           49,670          38,897
                                                                                          $      80,802          57,066

See accompanying notes to consolidated financial statements.

                                       13





                                                   REHABCARE GROUP, INC.

                                              Consolidated Statements of Earnings

                                         (dollars in thousands, except per share data)

                                                                                Ten Months Ended          Year Ended
                                                                                   December 31,   February 29,     February 28,
                                                                                      1996            1996             1995
Operating revenue                                                                    $  104,611          89,377          83,210
Cost and expenses:
    Operating expenses                                                                   74,326          65,487          62,912
    General and administrative                                                           16,844          11,202           9,601
    Depreciation and amortization                                                         2,743           2,412           2,166
               Total costs and expenses                                                  93,913          79,101          74,679
               Operating earnings                                                        10,698          10,276           8,531
Interest income                                                                             152             344             112
Interest expense                                                                         (1,211)           (759)           (699)
Other income (expense), net                                                                  15              26             (25)
               Earnings before income taxes                                               9,654           9,887           7,919
Income taxes                                                                              3,886           4,009           3,184
               Net earnings                                                               5,768           5,878           4,735

Net earnings per common and common equivalent share:
    Primary                                                                         $      1.17            1.26            1.05
    Assuming full dilution                                                          $      1.11            1.23            1.05

See accompanying notes to consolidated financial statements.


















                                       14





                                                   REHABCARE GROUP, INC.

                                        Consolidated Statements of Stockholders' Equity

                                                      (amounts in thousands)

                                                                            Additional                             Total
                                                      Common Stock            paid-in    Retained  Unrealized    stockholders'
                                                     Shares    Amount         capital    earnings      gain        equity
Balance, February 28, 1994                            4,037      $   40          15,843        8,249          --       24,132

Net earnings                                            --          --              --         4,735          --        4,735
Dividends on redeemable preferred stock                 --          --              --           (42)         --          (42)
Redeemable preferred stock accretion                    --          --              --           (11)         --          (11)
Conversion of preferred stock                           425           4           3,576          --           --        3,580
Exercise of stock options                                 8           1              36          --           --           37
Balance, February 28, 1995                            4,470          45          19,455       12,931          --       32,431

Net earnings                                            --          --              --         5,878          --        5,878
Exercise of stock options (including
          tax benefit)                                   48         --              588          --           --          588
Balance, February 29, 1996                            4,518          45          20,043       18,809          --       38,897

Net earnings                                            --          --              --         5,768          --        5,768
Issuance of common stock
          in connection with acquisition                124           1           2,191          --           --        2,192
Exercise of stock options (including
          tax benefit)                                   51           1             582          --           --          583
Unrealized gain on marketable securities,
          net of tax                                    --          --              --           --         2,230       2,230
Balance, December 31, 1996                            4,693     $    47          22,816       24,577        2,230      49,670




See accompanying notes to consolidated financial statements.










                                       15





                                                   REHABCARE GROUP, INC.

                                              Consolidated Statements of Cash Flows

                                                     (dollars in thousands)


                                                                              Ten Months Ended          Year ended
                                                                               December 31,      February 29,  February 28,
                                                                                    1996              1996           1995
Cash flows from operating activities:
     Net earnings                                                               $    5,768           5,878          4,735
     Adjustments to reconcile net earnings to net cash provided by operating activities:
              Depreciation and amortization                                          2,743           2,412          2,166
              Provision for losses on accounts receivable                              549             348            384
              Equity in losses of affiliates                                           --              --              56
              Deferred compensation                                                    586             560            544
              Decrease (increase) in accounts receivable, net                       (4,586)          1,721         (2,699)
              Decrease in prepaid expenses and other current assets                    259              31            276
              Decrease (increase) in other assets                                      122             236            (92)
              Increase (decrease) in accounts payable and accrued expenses          (1,915)            111            282
              Increase (decrease) in accrued salaries and wages                      1,390             485           (353)
              Increase (decrease) in income taxes payable and deferred                (498)            (99)           836
                                                                                    (1,350)          5,805          1,400
                      Net cash provided by operating activities                      4,418          11,683          6,135
Cash flows from investing activities:
     Additions to equipment and leasehold improvements, net                           (732)           (402)          (494)
     Purchase of investments                                                        (1,128)         (5,245)          (258)
     Proceeds from sale/maturities of investments                                    1,815             510          2,925
     Acquisition of businesses, net of cash received                               (19,258)           (195)        (2,969)
     Deferred contract costs, net                                                     (160)           (265)           (35)
     Pre-opening costs, net                                                         (1,047)           (651)          (598)
     Other, net                                                                       (235)           --             (395)
                      Net cash used in investing activities                        (20,745)         (6,248)        (1,824)
Cash flows from financing activities:
     Proceeds from (payments on) revolving credit facility                           2,000          (1,000)         1,000
     Payments on long-term debt                                                     (2,408)         (2,075)        (3,595)
     Proceeds on issuance long-term debt                                             4,750            --              --
     Proceeds on issuance of notes payable                                           6,000            --              --
     Dividends paid on redeemable preferred stock                                     --              --              (93)
     Exercise of stock options (including tax benefit)                                 583             588             37
                      Net cash provided by (used in) financing activities           10,925         ( 2,487)        (2,651)
                      Net increase (decrease) in cash and cash
                               equivalents                                          (5,402)          2,948          1,660
Cash and cash equivalents at beginning of year                                       6,174           3,226          1,566
Cash and cash equivalents at end of year                                        $      772           6,174          3,226

See accompanying notes to consolidated financial statements.


                                       16

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements

(1)Summary of Significant Accounting Policies

      (a)    Business and Principles of Consolidation
             RehabCare Group,  Inc. and  subsidiaries  (the "Company")  develop, market, and manage programs for the delivery of comprehensive medical rehabilitation and therapy services in acute-care hospitals, skilled nursing units, and outpatient facilities. The Company also is a contract provider of therapists to hospitals and long-term care and rehabilitation facilities. The consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. On March 1, 1996, the Company acquired Healthcare Staffing Solutions, Inc. ("HSSI"). See note 2.

      (b)    Change in Fiscal Year
             The Company changed  its  fiscal  year  end  from  the  last day of
                February to December 31, effective as of December 31, 1996. The change resulted in a short period of ten months that began March 1, 1996, and ended December 31, 1996. Information included in the footnotes to the financial statements for calendar 1996 refers to the ten months ended December 31, 1996, and fiscal 1996 and fiscal 1995 refers to the twelve months ended the last day of February for the respective year. For the ten months ended December 31, 1995, operating revenues, earnings before income taxes, income taxes and net earnings were $74,135,000, $7,852,000, $3,197,000 and $4,655,000, respectively.

      (c)    Cash Equivalents and Marketable Securities
             Cash in excess of daily  requirements  is  invested  in  short-term investments with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

                The Company classifies its debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Investments at December 31, 1996 consist of marketable equity securities, variable rate municipal bonds, and money market securities. All marketable securities are classified as available-for-sale and as such the difference between cost and market , net of estimated taxes, at December 31, 1996 is recorded as an adjustment to stockholders' equity. Gain (or loss) is not recognized in the Statement of Earnings until the securities are sold. The difference between cost and market at February 29, 1996 was not material.

      (d)    Credit Risk
             The Company primarily provides services to a geographically diverse clientele of health care providers throughout the United States. The Company performs ongoing credit evaluations of its clientele and does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses. The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


      (e)    Equipment and Leasehold Improvements
             Depreciation   and   amortization   of  equipment   and   leasehold
                improvements are computed on the straight-line method over the estimated useful lives of the related assets, principally: equipment - five to seven years; leasehold improvements - life of lease or life of asset, whichever is less.

      (f)    Intangible Assets
             Substantially  all the  excess  of cost  over net  assets  acquired
                (goodwill) relates to acquisitions and is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill was $4,284,000 and $3,264,000 as of December 31, 1996
                and February 29, 1996, respectively. The Company evaluates the realizability of goodwill based upon expectations of nondiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1996.

      (g)    Deferred Contract Costs and Pre-Opening Costs
             Deferred costs  represent  payments made to hospitals for a portion of capital improvements needed to begin a unit's operation and certain pre-opening costs. In substantially all contracts, the Company is entitled to a pro rata refund of deferred capital improvement costs in the event that the hospital terminates the contract before its scheduled termination date. Pre-opening costs include payments made primarily for architectural, legal, and consulting services expended to begin a unit's operations. These costs are capitalized until the unit begins operations. Deferred contract costs and pre-opening costs are charged to expense over the initial term of the contracts. Accumulated amortization of deferred contract costs was $1,336,000 and $1,300,000 as of December 31, 1996 and February 29, 1996,
                respectively. Accumulated amortization of pre-opening costs was $1,183,000 and $996,000 as of December 31, 1996 and February 29,
                1996, respectively.

      (h) Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of
             The Company  adopted  the  provisions  of  Statement  of  Financial
                Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on March 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

      (i)    Disclosure About Fair Value of Financial Instruments
             The estimated fair-market  value of the revolving  credit  facility and long-term debt (including current portions thereof), approximates carrying value due to the variable rate features of the instruments. The Company believes it is not practical to estimate a fair value different from the carrying value of the note payable to related parties as the instrument has numerous features unique to the security including but not limited to, the convertible feature discussed in note 7.

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


      (j)    Revenues and Costs
             The Company recognizes revenue as services are provided or when the revenue is earned. The Company has adopted the accounting and reporting methods approved by the American Institute of Certified Public Accountants in its healthcare industry audit guide. Accordingly, the Company's provision for doubtful accounts is recorded as an expense of operations for all periods presented. Costs related to marketing and development of new contracts at the corporate level are expensed as incurred.

      (k)    Income Taxes
             Deferred tax assets and  liabilities  are  recognized for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those differences are expected to be recovered or settled.

      (l)    Earnings Per Share
             Net earnings per  common  and  common  equivalent  share  have been computed based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options and shares related to convertible debt. Net earnings used in the computation of primary earnings per share are reduced by preferred stock dividends ($42,000 in fiscal 1995) and accretion of preferred stock ($11,000 in fiscal
                1995). The primary weighted average number of common and common equivalent shares outstanding totaled 4,926,000, 4,650,000 and 4,464,000 in calender 1996, fiscal 1996 and fiscal 1995, respectively. The fully diluted weighted average number of common and common equivalent shares outstanding totaled 5,343,000, 4,775,000 and 4,521,000 in calendar 1996, fiscal 1996 and fiscal 1995, respectively. Net earnings used in the computation of fully diluted earnings per share is increased by the after tax interest charge of $184,000 in calendar 1996 related to subordinated convertible debt.

      (m)    Stock Option Plan
             Prior to March 1996,  the Company  accounted  for its stock  option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On March 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No 25 and provide the pro forma disclosure provisions of SFAS No. 123. See note 9.

      (n)    Use of Estimates
             The preparation  of  financial   statements  in   conformity   with
                generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates.

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


(2)   Acquisitions
      On March 1, 1996, the Company purchased 100% of the capital stock of HSSI.
         The aggregate purchase price of $21,450,000 paid at closing included $13,258,000 in cash, a $6,000,000 ten-year convertible subordinated promissory note, and 123,530 shares of the Company's common stock. Of the $13,258,000 of cash paid, $8,750,000 was borrowed under the Company's term loan and revolving credit facility. Additional consideration will be paid to the former HSSI stockholders contingent upon the attainment of certain target cumulative earnings before interest and income taxes up to a maximum of $8,650,000 in additional consideration over six years. The purchase cost was allocated to the net assets acquired as follows:

                           Accounts receivable, net                               $ 3,003,000
                           Prepaid expenses and other current assets                  576,000
                           Equipment and leasehold improvements                     1,295,000
                           Other assets                                               388,000
                           Excess of cost over net assets acquired                 21,250,000
                                                                                   26,512,000

                           Accounts payable                                         1,992,000
                           Accrued salaries and wages                               1,423,000
                           Accrued expenses                                         1,647,000
                                                                                    5,062,000
                           Net purchase cost                                      $21,450,000


       The following  unaudited  pro forma  financial  information  assumes  the acquisition of HSSI occurred at the beginning of the fiscal year ended February 29, 1996. This information is not necessarily indicative of results of operations that would have occurred had the purchase been made at the beginning of the fiscal year.

                                                                                Year Ended
                                                                                February 29,
                                                                                  1996
                           Operating revenues                                 $   115,401,000
                           Net earnings                                             6,443,000
                           Net earnings per common  and
                                common equivalent share:
                                 Primary                                      $          1.35
                                 Assuming full dilution                       $          1.27


       On October 12, 1994, the Company purchased 100% of the capital stock of RehabCare Outpatient Services, Inc. ("ROSI"), formerly known as
           Physical Therapy Resources, Inc. The aggregate purchase price of $6,200,000 included $3,000,000 in cash and a $3,200,000 three-year subordinated promissory note.

       The above acquisitions have been accounted for by the purchase method of accounting, whereby the operating results of HSSI and ROSI are included in the Company's results of operations commencing on the respective dates of acquisition.

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


(3)    Marketable Securities
       Current marketable securities at December 31, 1996 consist of $2,995,000 in variable rate municipal bonds and an equity investment of $3,671,000 representing 326,297 shares of common stock of Intensiva
           HealthCare Corporation, which completed an initial public offering ("IPO") of stock in September 1996. Effective with the date of the IPO, the Company classified the investment as "available-for-sale," and as such has recorded the investment at market value with a corresponding credit net of taxes to stockholders' equity. The market value of this investment at December 31, 1996 of $3,671,000 exceeded the cost basis by $3,597,000. On January 10, 1997, 165,000 of these shares were sold. See note 15. Noncurrent marketable securities consist of marketable equity securities ($1,121,000 and $422,000 at December 31, 1996 and February 29, 1996, respectively) and money market securities ($189,000 and $75,000 at December 31, 1996 and February 29, 1996, respectively) held in trust under the Company's deferred compensation plan.

(4)    Allowance for Doubtful Accounts
       Activity in the allowance for doubtful accounts is as follows:

                                                                        Ten Months Ended               Year Ended
                                                                           December 31,     February 29,      February 28,
                                                                              1996             1996            1995

               Balance at beginning of period                           $         822,000          1,043,000         727,000
               Provisions for doubtful accounts                                   549,000            348,000         384,000
               Allowance related to HSSI acquisition                              387,000               --              --
               Accounts written off                                              (375,000)          (569,000)        (68,000)
               Recoveries                                                           3,000               --              --
               Balance at end of period                                 $       1,386,000            822,000       1,043,000


(5)    Equipment and Leasehold Improvements
       Equipment and leasehold improvements, at cost, consist of the following:

                                                                          December 31,     February 29,
                                                                              1996            1996
           Equipment                                                  $    4,615,000         3,276,000
           Leasehold improvements                                            126,000            27,000
                                                                           4,741,000         3,303,000
           Less accumulated depreciation and amortization                  1,806,000         1,702,000
           Equipment and leasehold improvements, net                  $    2,935,000         1,601,000

(6)    Revolving Credit Facility
       The Company maintains a revolving line of credit agreement which expires in April 1998 and allows the Company to borrow up to the lesser of $14,000,000 or 85% of eligible accounts receivable as defined by the agreement, reduced by amounts outstanding under any bank letter of credit. On April 15, 1995, the Company obtained a bank letter of credit totaling $3,000,000 which reduced the amount the Company could borrow under the revolving credit facility. In December 1996, the bank letter of credit was canceled. See note 13. Advances under the agreement bear interest at the Company's option of either the London Interbank Offered

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements



           Rates ("LIBOR") plus 1.125% to 1.625%, or the bank's Corporate Base Rate ("CBR") as of the date of advance, with such rates being dependent on the ratio of the Company's available credit to cash flow. The Company pays a fee on the unused portion of the commitment from .25% to .45% per annum, with such rate being dependent on the ratio of the Company's available credit to cash flow. As of December 31, 1996, the Company's short-term borrowings under the revolving line of credit facility totaled $2,000,000 of which $1,500,000 is classified as long term. Interest rates under the revolving line of credit ranged from 7% to 8% per annum at December 31, 1996. The average outstanding borrowings for calendar 1996 and fiscal 1996 were $3,000,000 and $301,000, at a weighted average interest rate of 7.5% and 7.2% per annum, respectively. There were no monies advanced or repaid on the revolving line of credit agreement in fiscal 1996 except for the repayment of the February 28, 1995 advance in March 1995.

       On March 5, 1997, the Company restructured its revolving credit facility.
           See note 15.

(7)    Long-Term Debt
       On September 30, 1992, the Company entered into a $12,000,000 bank term loan which was restructured and refinanced in fiscal 1995 and calendar 1996. Under the terms of the restated loan agreement as amended, the Company entered into a five-year, $10,000,000 bank term loan which bears interest, at the Company's option, at the LIBOR plus from 1.375% to 1.875%, or at the bank's CBR , or a combination of the two, such rates being dependent on the ratio of the Company's available credit to cash flow. The balance outstanding was $8,500,000 and $5,250,000 at December 31, 1996 and February 29, 1996, respectively. The effective rates of interest on the bank term loan were approximately 7.1% in calendar 1996 and 8.2% in fiscal 1996. The principal is payable at the rate of $500,000 per quarter with the balance due April 30, 2001. Borrowings under the agreement including the revolving credit facility are secured primarily by the Company's accounts receivable, equipment and leasehold improvements, and future income and profits. The loan agreement requires the Company to meet certain financial covenants including maintaining minimum net worth and fixed charges coverage ratios. The loan agreement also restricts the Company's ability to pay dividends to its stockholders.

        In March 1996, the Company signed $6,000,000 in ten-year convertible subordinated promissory notes payable to the former owners of HSSI which bear interest at 6.25% and are payable at maturity on March 1, 2006. At any time after March 1, 2000, the Company may redeem some or all of the notes at from 100% to 104% of the principal balance. The notes are convertible into the Company's common stock prior to March 1, 2006, subject to earlier redemption by the Company, at the option of the former shareholders, at a conversion price of $21.25 per share. Of the $6,000,000 balance outstanding on the convertible subordinated promissory notes, $4,500,000 is payable to a director of the Company who is president of HSSI, and $1,500,000 is payable to an officer of HSSI.

       In October 1994, the Company signed a $3,200,000 three-year subordinated promissory note payable to the former owner of ROSI which is payable in monthly installments of principal and interest of approximately $100,000 through October 1997 and bears interest at 8.0% per annum. The balances outstanding at December 31, 1996 and February 29, 1996 were $967,000 and $1,875,000, respectively.

       Annual  maturities  of  long-term  debt  for  the  next  five  years  and
          thereafter  are  as  follows:  $2,967,000,   $2,000,000,   $2,000,000,
          $2,000,000,  $500,000 and $6,000,000 in years 1997,  1998, 1999, 2000,
          2001, and thereafter, respectively. Interest paid for calendar 1996, fiscal 1996 and fiscal 1995 was $1,053,000, $763,000, and $693,000, respectively.

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


       On March 5, 1997, the Company  restructured  its long-term debt. See note
           15.

(8)    Redeemable Preferred Stock
       In fiscal 1993, the Company issued 425,000 shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B preferred stock") at $9 per share. The Series B preferred stock carried an 8% annual dividend and was convertible at any time at the option of the holder thereof into the Company's common stock at a rate of one-for-one. In March 1994, the Company exercised its right to call for redemption all of the Series B preferred stock at a price of $9 plus accrued dividends. Holders of 425,000 shares exercised their right to convert into 425,000 shares of the Company's common stock in April 1994.

(9)    Stockholders' Equity
       On April 23, 1996 the Company adopted the 1996 Long-Term Performance Plan pursuant to which stock appreciation rights, restricted stock, performance awards, incentive stock options or nonqualified stock options, may be granted to employees. Under the plan, 700,000 shares may be granted within 10 years of the date of adoption of the plan. The Company also has a 1987 Incentive Stock Option Plan, a 1987 Nonstatutory Stock Option Plan, and a Directors' Stock Option Plan (together with the 1996 Long-Term Performance Plan, the "Plans") pursuant to which incentive stock options may be granted to employees and nonstatutory stock options may be granted to employees or directors. Under the Incentive Stock Option and Nonstatutory Stock Option Plans, options to purchase 1,000,000 shares may be granted, of which 550,000 shares may be incentive stock options. Under the Directors' Stock Option Plan (the "Directors' Plan"), options to purchase 350,000 shares of stock may be granted. Stock options may be granted for a term not to exceed 10 years (five years with respect to a person receiving an incentive stock option who owns more than 10% of the capital stock of the Company) and must be granted within 10 years from the date of adoption of the Plans. The exercise price of all stock options must be at least equal to the fair market value (110% of fair market value for a person receiving an incentive stock option who owns more than 10% of the capital stock of the Company) of the shares on the date granted. Under the Directors' Plan, each director who is not otherwise an officer or employee of the Company, shall receive an option to acquire 10,000 shares of stock, or such lesser amount as provided in the Directors' Plan, at the fair market value on the respective option grant date. All stock options become fully exercisable after four years from date of grant, except for options granted under the Directors Plan which become fully exercisable after six months.

       The per share weighted-average fair value of stock options granted during calendar 1996 and fiscal 1996 was $6.78 and $6.83 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: calendar 1996 - expected dividend yield 0%, volatility of 30%, risk-free interest rate of 6.25%, and an expected life of 4 to 7 years; fiscal 1996 - expected dividend yield 0%, volatility of 30%, risk-free interest rate of 6.25%, and an expected life of 5 to 7 years.

       The Company applies APB Opinion No. 25 and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for its long-term performance and stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


                                                                  Ten Months Ended          Year Ended
                                                                  December 31, 1996     February 29, 1996
          Net Income                            As reported        $ 5,768,000          $ 5,878,000
                                                Pro forma            5,350,000            5,747,000

          Primary earnings per share            As reported               1.17                 1.26
                                                Pro forma                 1.09                 1.24

          Fully diluted earnings per share      As reported               1.11                 1.23
                                                Pro forma                 1.04                 1.20


       In accordance with SFAS No. 123, the pro forma net income reflects only options granted in calendar 1996 and fiscal 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost does not reflect options granted prior to March 1995, that vested in calendar 1996 and fiscal 1996.

       A summary of the status of the Company's stock option plans as of December 31, 1996 , February 29, 1996, and February 28, 1995, and changes during the periods ending on those dates is presented below:


                                        Ten Months Ended                    Year Ended                   Year Ended
                                        December 31, 1996             February 29, 1996                February 28, 1995
                                                 Weighted-Average             Weighted-Average                Weighted-Average
                                      Shares    Exercise Price       Shares     Exercise Price       Shares     Exercise Price
          Outstanding at
               beginning of year    1,083,825      $  12.96           994,500      $  12.47            774,400      $  12.32
            Granted                   304,266         16.17           170,000         14.98            356,050         13.12
            Exercised                 (52,019)         9.97           (47,500)        10.29             (8,460)         4.61
            Forfeited                 (93,625)        15.64           (33,175)        12.46           (127,490)        13.87
            Outstanding at
               end of year          1,242,447         13.67         1,083,825         12.96            994,500         12.47

          Options exercisable
                at year-end           773,306                         698,340                          522,400



                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


       The  following   table   summarizes   information   about  stock  options
outstanding at December 31, 1996:

                                       Options Outstanding                                   Options Exercisable

                          Number       Weighted-Average                                Number
       Range of         Outstanding         Remaining      Weighted-Average           Exercisable     Weighted-Average
     Exercise Prices  at Dec. 31, 1996  Contractual Life       Exercise Price      at Dec. 31, 1996      Exercise Price
   $  7.250-10.375           63,181            5.2              $   8.69                  62,556         $   8.67
     11.562-13.750          843,700            6.2                 13.02                 660,750            13.03
     16.000-18.875          335,566            9.4                 16.23                  50,000            16.63
   $  7.250-18.875        1,242,447            7.0                 13.67                 773,306            12.91


       On September 21, 1992, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (the Rights) for each share of the Company's common stock owned as of October 1, 1992, and for each share of the Company's common stock issued until the Rights become exercisable. Each Right, when exercisable, will entitle the registered holder to purchase from the Company one one-hundredth of a share of the Company's Series A junior participating preferred stock, $.10 par value (the Series A preferred stock), at a price of $35 per one one-hundredth of a share. The Rights are not exercisable and are transferable only with the Company's common stock until the earlier of 10 days following a public announcement that a person has acquired ownership of 15% or more of the Company's outstanding common stock, or the commencement or announcement of a tender offer or exchange offer, the consummation of which would result in the ownership by a person of 15% or more of the Company's outstanding common stock. The Series A preferred stock will be nonredeemable and junior to any other series of preferred stock that the Company may issue in the future. Each share of Series A preferred stock, upon issuance, will have a preferential dividend in an amount equal to the greater of $1.00 per share or 100 times the dividend declared per share of the Company's common stock. In the event of the liquidation of the Company, the Series A preferred stock will receive a preferred liquidation payment equal to the greater of $100 or 100 times the payment made on each share of the Company's common stock. Each one one-hundredth of a share of Series A preferred stock outstanding will have one vote on all matters submitted to the stockholders of the Company and will vote together as one class with the holders of the Company's common stock.

       In the event that a person acquires beneficial ownership of 15% or more of the Company's common stock, holders of Rights (other than the acquiring person or group) may purchase, at the Rights' then current purchase price, shares of the Company's common stock having a value at that time equal to twice such exercise price. In the event that the Company merges into or otherwise transfers 50% or more of its assets or earnings power to any person after the Rights become exercisable, holders of Rights (other than the acquiring person or group) may purchase, at the then current exercise price, common stock of the acquiring entity having a value at that time equal to twice such exercise price.

(10)  Employee Benefits
      The Company has an Employee Savings Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. Employees who attain the age of 21 and complete twelve consecutive months of employment with a minimum of 1,000 hours worked are eligible to participate in the plan. Each participant may contribute from 2% to 15% of his or her compensation to the plan subject to limitations on the highly compensated employees to ensure the

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements

           plan is nondiscriminatory. Contributions made by the Company to the Employee Savings Plan were at rates of up to 50% of the first 4% of employee contributions. Expense in connection with the Employee Savings Plan for calendar 1996, fiscal 1996 and fiscal 1995 totaled $329,000, $313,000 and $228,000, respectively.

      In October 1992, the Company entered into a supplemental bonus plan which, as of December 31, 1996 included six key members of management. Participants began vesting in the supplemental bonus on a pro rata basis beginning March 1, 1993 and became fully vested on February 1, 1997. The total cost of the supplemental bonus plan is being charged to earnings as deferred compensation over the service period of the participants. Compensation expense related to the supplemental bonus plan for calendar 1996, fiscal 1996 and fiscal 1995 totaled $309,000, $321,000 and $282,000, respectively. In
           November 1996, the supplemented bonus plan was amended allowing participants to invest up to 50% of their vested balances in the Company's common stock as part of the Company's nonqualified deferred compensation plan. As of December 31, 1996, 32,173 shares of the Company's stock are held in trust under the plan.

       Effective May 1, 1994, the Company established a nonqualified deferred compensation plan for certain employees. Under the plan, participants may defer up to 100% of their yearly compensation. The amounts deferred are held in trust but remain the property of the Company. At December 31, 1996 and February 29, 1996, $778,000 and $501,000,
          respectively, was payable under the plan and approximated the value of the trust assets owned by the Company. See note 3.

(11)   Lease Commitments
       The Company leases office space and certain office equipment under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases, as of December 31, 1996, that have initial or remaining lease terms in excess of one year total approximately $666,000 for 1997, $577,000 for 1998, $326,000 for 1999,
          $291,000 for 2000 and $31,000 for 2001. Rent expense for calendar 1996, fiscal 1996 and fiscal 1995 was approximately $605,000, $393,000 and $335,000, respectively.

(12)   Income Taxes
       Income taxes consist of the following:

                                                           Ten Months Ended               Year Ended
                                                              December 31,       February 29,   February 28,
                                                                    1996            1996             1995
                Federal - current                            $ 3,787,000          3,156,000           2,661,000
                Federal - deferred                              (539,000)           213,000              20,000
                State                                            638,000            640,000             503,000
                Income taxes                                 $ 3,886,000          4,009,000           3,184,000

                Deferred tax liability recorded
                       in stockholders' equity                $1,367,000           --                  --



                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


       A reconciliation between expected income taxes, computed by applying the statutory Federal income tax rates of 34% to earnings before income taxes, and actual income tax is as follows:

                                                          Ten Months Ended                Year Ended
                                                              December 31,     February 29,         February 28,
                                                                 1996               1996                1995
                Expected income taxes                       $ 3,282,000           3,362,000           2,692,000
                Tax effect of interest income from
                    municipal bond obligations exempt
                    from Federal taxation                       (43,000)            (74,000)            (34,000)
                State income taxes, net of Federal
                    income tax benefit                          386,000             422,000             332,000
                Tax effect of amortization expense
                    not deductible for tax purposes             211,000             254,000             213,000
                Other, net                                       50,000              45,000             (19,000)
                Income taxes                                $ 3,886,000           4,009,000           3,184,000

       The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

                                                                         December 31,          February 29,
                                                                             1996                  1996
                   Deferred tax assets:
                        Net operating loss carryforwards               $      889,000            1,227,000
                        Provision for doubtful accounts                       397,000              312,000
                        Accrued insurance, bonus and
                           vacation expense                                 2,036,000            1,303,000
                        Other                                                 289,000              167,000
                                                                            3,611,000            3,009,000
                   Deferred tax liabilities:
                        Prepaid expenses                                       96,000               70,000
                        Unrealized gain                                     1,367,000                 --
                        Goodwill amortization                                 253,000                 --
                        Depreciation                                          157,000              130,000
                        Pre-opening costs                                     393,000              636,000
                                                                            2,266,000              836,000
                        Net deferred tax asset                          $   1,345,000            2,173,000

       The Company is required to  establish a valuation  allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income of the periods which the deferred tax assets are deductible, management believes that a valuation allowance is not required as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


       As a result of the acquisition of Advanced Rehabilitation Resources, Inc.
          in 1993, the Company, as of December 31, 1996, has approximately $2,615,000 of net operating loss carryforwards for income tax purposes, which will expire in years 2005 through 2008. The Tax Reform Act of 1986 imposes an annual limitation on the amount of any preacquisition loss carryforwards that can be used to offset Company Federal taxable income generated after the acquisition date. Generally, this annual limitation will approximate $1,200,000.

       Income taxes paid by the Company for calendar 1996, fiscal 1996 and fiscal 1995 were $4,234,000, $4,010,000 and $2,356,000, respectively.

 (13)  Contingencies  The Company has undergone a Federal  payroll tax audit for the years 1989 through 1993. The Internal Revenue Service ("IRS") has asserted that certain medical professionals and others engaged as independent contractors should have been treated as employees for payroll tax purposes. The IRS, in May 1996, issued a proposed assessment against the Company of $1,935,455 for years 1989 through 1993. The Company subsequently received from the IRS separate proposed Closing Agreements for these same independent contractors under the IRS's new "Classification Settlement Program" with an alternate aggregate assessment of $253,426 covering the 1989 through 1993 audit, including any additional potential liability through December 31, 1996. In October 1996, the Company accepted a settlement offer for one of the classes of medical professionals, paid $11,613 as settlement and agreed to prospectively treat this class of professionals as employees. The Company is currently continuing to defend its classification of the remaining classes which represent a total proposed assessment of $1,364,000 ($242,000 under the classification settlement program.) The Company will continue to evaluate whether to accept any of the additional settlement offers and, as a result, change its classification policy as required by the Closing Agreements. While the Company believes it has arguments to support its current position, there can be no assurance that the Company will prevail in whole or in part. In December 1996, the Company and Comprehensive Care Corporation ("CompCare"), the Company's former parent, entered into an agreement and release whereby CompCare paid the Company $154,000 resulting in discharge of CompCare's obligations for employment taxes and costs under section 4 of the Tax Sharing Agreement entered into in conjunction with the Company's initial public offering in 1991. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

       On October 30, 1992, CompCare filed an action against the Company with the Federal District Court for the Eastern District of Missouri alleging fraud by the Company under the common law and the Federal securities laws in the negotiation of the Stock Redemption Agreement dated September 1, 1992, by and between CompCare and the Company. The action sought both actual and punitive monetary damages from the Company. On March 8, 1995, a Federal court jury returned a verdict against the Company on three of the six counts of the lawsuit. The Company appealed the judgements and on October 22, 1996 a three-judge panel of the Federal Court of Appeals for the Eighth Circuit reversed all such judgements against the Company. On November 21, 1996, CompCare's motion for rehearing was denied. The Company has terminated the $3,000,000 supersedeas bond purchased to obtain a stay of execution pending the conclusion of its appeal, and has cancelled the $3,000,000 bank letter of credit that had been issued to secure the bond. The Company is seeking to recover $120,083 in court related costs from CompCare pursuant to the favorable appeal.

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


(14)     Quarterly Financial Information (Unaudited)
                   (In thousands, except per share data)


                                                     One Month Ended               Quarter Ended
                   Calendar 1996                           Dec. 31        Nov. 30      Aug. 31     May 31
               Operating revenues                          $ 11,204       31,519        30,888      31,000
               Operating earnings                             1,244        3,422         3,096       2,936
               Earnings before income taxes                   1,153        3,108         2,770       2,623
               Net earnings                                     689        1,864         1,653       1,562
               Net earnings per common and
                   common equivalent share:
                        Primary                            $    .14          .37           .34         .32
                        Assuming full dilution             $    .13          .36           .33         .31


                                                                                   Quarter Ended
                   Fiscal 1996                              Feb. 29       Nov. 30      Aug. 31     May 31
               Operating revenues                          $ 22,494       22,430        22,470      21,983
               Operating earnings                             2,886        2,480         2,456       2,454
               Earnings before income taxes                   2,883        2,375         2,322       2,307
               Net earnings                                   1,731        1,414         1,374       1,359
               Net earnings per common and
                   common equivalent share:
                        Primary                            $    .36          .31           .30         .30
                        Assuming full dilution             $    .36          .30           .30         .30


                  The sum of the quarterly earnings per common and common equivalent share may not equal the full year earnings per common and common equivalent share due to rounding and computational differences.

(15)   Events Subsequent to Balance Sheet Date
       On January 10, 1997, the Company sold 165,000 shares of its investment in
          Intensiva   HealthCare   Corporation  in  a  market   transaction  for
          $1,485,000.

       On January 28, 1997, the Company purchased 100% of the capital stock of TeamRehab, Inc. and Moore Rehabilitation Services, Inc. ("Team and Moore"). The aggregate purchase price of $5,600,000 paid at closing included $3,600,000 in cash, a $1,500,000 subordinated promissory note, and 25,365 shares of the Company's common stock. Additional consideration will be paid to the former Team and Moore stockholders contingent upon the attainment of certain target cumulative earnings before interest and income taxes up to a maximum of $2,400,000 in additional consideration over four years. The acquisition has been accounted for by the purchase method of accounting, whereby the operating results of Team and Moore will be included in the Company's results of operations commencing on the date of acquisition. Goodwill related to the acquisition totaling $5,600,000 is being amortized over 40 years.

       The following unaudited pro forma financial information assumes the acquisition of Team and Moore occurred at the beginning of the ten-month period ended December 31, 1996. This information is not necessarily indicative of results of operations that would have occurred had the purchase been made at the beginning of such periods presented.

                                                              Ten Months Ended
                                                              December 31, 1996
          Operating revenues                              $         109,291,000
          Net earnings                                                5,986,000
          Net earnings per common and
              common equivalent share:
                  Primary                                 $                1.21
                  Assuming full dilution                  $                1.15


       On January  31, 1997 the  Company  made a tender  offer to purchase up to
          925,000 shares of its common stock at a single purchase price, not less than $20.00 nor in excess of $22.50 per share, the purchase price to be selected by the Company based on prices specified by tendering stockholders at the lowest single purchase price sufficient to purchase 925,000 shares. As of February 28, 1997, the closing date, shares totaling greater than 925,000 were tendered, resulting in the Company's repurchase on March 12, 1997 of a total of 1,000,000 shares at the single purchase price of $22.50 per share. To finance the repurchase, on March 5, 1997 the Company's bank term loan and revolving credit facility were restructured. Under the terms of the restructured loan agreement, the Company entered into a five-year, $25,000,000 bank term loan and a $20,000,000 revolving credit facility. The amount that may be borrowed under the revolving credit facility was increased to the lesser of $20,000,000 or 85% of eligible accounts receivable. Amounts borrowed under the revised term loan and revolving credit facility will bear interest at the Company's option, at the banks CBR, or LIBOR plus from 1.25% to 2.00%, or a combination of the two, such rates being dependent on the ratio of the Company's indebtedness, net of cash and marketable securities, to cash flow. As of the date of the stock repurchase, the Company's borrowings under the revolving credit facility totaled $10,500,000



ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.




                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Certain information regarding directors and executive offices of the Company is contained under the caption "Election of Directors" and "Section 16(a) Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in the Proxy Statement for the 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

      The following is a list as of March 12, 1997, of the names and ages of the executive officers of the Company and positions with the Company. The employment history of each of the executive officers for the past five years follows the list. There is no family relationship between any of the named persons.

     Name                Age                Position
   James M. Usdan         47   President and Chief Executive Officer
   Keith L. Goding        46   Executive Vice President and Chief Development
                               Officer
   Alan C. Henderson      51   Executive Vice President, Chief Financial Officer
                               and Secretary
   Hickley M. Waguespack  53   Executive Vice President and Chief Operating
                               Officer

      JAMES M. USDAN has been President of the Company since April 1990 and Chief Executive Officer since June 1991.

      KEITH L. GODING has been Executive Vice President and Chief Development Officer of the Company since February 1995. Prior to joining the Company, Mr. Goding was Vice President for Corporate Alliances and Vice President of Sales, Marketing and Product Development for Spectrum Healthcare Services, a division of ARAMARK, where he was employed since 1974.

      ALAN C. HENDERSON has been Executive Vice President and Chief Financial Officer of the Company since March 1991 and was Treasurer of the Company from March 1990 through June 1991. In June 1991, Mr. Henderson was elected Secretary of the Company.

      HICKLEY M. WAGUESPACK has been Executive Vice President and Chief Operating Officer of the Company since March 1995, was a Senior Vice President - Operations from June 1991 until February 1995 and held other positions with the Company since 1985.

ITEM 11.        EXECUTIVE COMPENSATION

      Information regarding executive compensation is contained under the caption "Compensation of Executive Officers," included in the Proxy Statement for the 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management is contained under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership by Management," included in the Proxy Statement for the 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable.


                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

      (a)   The following documents are filed as part of this report:

            (1) Financial Statements
                    Independent Auditors' Report
                    Consolidated   Balance  Sheets  as  of  December  31,  1996,
                         February  29,  1996  and  February  28,  1995
                    Consolidated Statements of Earnings for the ten months ended
                         December 31, 1996 and for each of the years in the two-year period ended February 29, 1996
                    Consolidated Statements of Stockholders'  Equity for the ten
                          months ended December 31, 1996 and for each of the years in the two-year period ended February 29, 1996
                    Consolidated  Statements  of Cash  Flows for the ten  months ended December 31, 1996 and for each of the years in the two-year period ended February 29, 1996
                    Notes to Consolidated Financial Statements

            (2)  Financial Statement Schedules:
                      None

            (3)  Exhibits:

                  3.1   Restated Certificate of Incorporation (filed as Exhibit
                        3.1 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference)

                  3.2 Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Report on Form 10-Q for the quarter ended May 31, 1995 and incorporated herein by reference)

                  3.3 Bylaws (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference)

                  4.1 Rights Agreement, dated September 21, 1992, by and between the Company and Boatmen's Trust Company (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A filed September 24, 1992 and incorporated herein by reference)

                 10.1 1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference)

                 10.2 Form of Stock Option Agreement (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference)

                 10.3 Employment Agreement with James M. Usdan, dated May 1, 1991 (filed as Exhibit 10.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, dated June 19, 1991 [Registration No. 33-40467] and incorporated herein by reference)

                 10.4   Employment Agreement with Alan C. Henderson, dated
                        May 1, 1991 (filed as Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, dated June 19, 1991 [Registration No. 33-40467] and incorporated herein by reference)

                 10.5 Employment Agreement with Richard C. Stoddard, dated March 1, 1996 by and between Registrant, Healthcare Staffing Solutions, Inc. d/b/a Health Tour, and Richard C.Stoddard (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated March 1, 1996 and incorporated herein by reference)

                 10.6 Form of Termination Compensation Agreement for James M. Usdan and Alan C.Henderson (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1,dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

                 10.7 Form of Termination Compensation Agreement for other executive officers (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

                 10.8 Supplemental Bonus Plan (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

                 10.9 Settlement Memorandum with CompCare, dated February 16, 1996 regarding the Tax Sharing Agreement with CompCare, dated May 8, 1991(filed as Exhibit 10.9 to the Registrant's Report on Form 10-K, dated May 3, 1996 and incorporated herein by reference)

                 10.10 Settlement Agreement and Release dated December 1996 and Settlement Agreement and Mutual Release dated September 17, 1996 with CompCare regarding the Tax Sharing
                        Agreement  with  CompCare  dated  May 8,  1991(filed  as
                        Exhibit 10.1 to the Registrant's Report on Form 10-Q dated January 14, 1997 and incorporated herein by reference)

                 10.11 Deferred Profit Sharing Plan (filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

                 10.12  RehabCare Executive Deferred Compensation Plan (filed as
                        Exhibit 10.12 to the Registrant's Report on Form 10-K, dated May 27, 1994 and incorporated herein by reference)

                 10.13 RehabCare Directors' Stock Option Plan (filed as Appendix A to Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders and incorporated herein by reference)

                 10.14 RehabCare Group, Inc. 1996 Long-Term Performance Plan (filed as Appendix A to the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders and incorporated herein by reference)

                 10.15 Stock Purchase Agreement, dated February 8, 1996, by and between Registrant and the Stockholders of Healthcare Staffing Solutions, Inc. d/b/a Health Tour and joined in by Healthcare Staffing Solutions, Inc. d/b/a Health Tour (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated March 1, 1996 and incorporated herein by reference)

                 10.16 Agreement and Plan of Merger dated February 8, 1996, by and between Registrant, Healthcare Staffing Solutions, Inc. d/b/a Health Tour, HCH, Inc. and the stockholders of HCH, Inc. (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated March 1, 1996 and incorporated herein by reference)

                 10.17 Registration Rights Agreement, dated March 1, 1996, by and between the Registrant and the stockholders of Healthcare Staffing Solutions, Inc. (filed as Exhibit
                        2.3 to the Registrant's Current Report on Form 8-K, dated March 1, 1996 and incorporated herein by reference)

                 10.18 Form of Subordinated Convertible Promissory Note of Registrant issued to stockholders of Healthcare Staffing Solutions, Inc. d/b/a Health Tour (filed as Exhibit 2.4 to the Registrant's Current Report on Form 8-K, dated March 1, 1996 and incorporated herein by reference)

                 10.19 Stock Purchase Agreement, dated January 27, 1997 by and among Registrant and the stockholders of TeamRehab, Inc., Moore Rehabilitation Services, Incorporated and Moore Rehabilitation Services, PC.

                 10.20 Form of Subordinated Promissory Note of Registrant issued to the stockholders of TeamRehab, Inc., Moore Rehabilitation Services, Incorporated and Moore Rehabilitation Services, PC.

                 11.1   Computation of Per Share Earnings

                 13.1 Those portions of the Annual Report for the ten months ended December 31, 1996 of the Registrant included in response to Items 5 and 6 of Form 10-K

                 21.1   Subsidiaries of the Registrant

                 24.1   Consent of KPMG Peat Marwick LLP

                 27     Financial Data Schedule

      (b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the fiscal month ended December 31, 1996.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 1997
                                                   REHABCARE GROUP, INC.
                                                         (Registrant)


                                           By: /s/ JAMES M. USDAN
                                                  (James M. Usdan)
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                        Title                               Dated


/s/  JAMES M. USDAN           President, Chief Executive          March 12, 1997
(James M. Usdan)              Officer and Director
Principal Executive Officer

/s/  ALAN C. HENDERSON        Executive Vice President            March 12, 1997
(Alan C. Henderson)            and Chief Financial Officer
Principal Financial Officer

/s/  JOHN R. FINKENKELLER     Senior Vice President               March 12, 1997
(John R. Finkenkeller)         and Treasurer
Principal Accounting Officer

/s/  WILLIAM G. ANDERSON      Director                            March 12, 1997
(William G. Anderson)

/s/  RICHARD E. RAGSDALE      Director                            March 12, 1997
(Richard E. Ragsdale)

/s/ JOHN H. SHORT             Director                            March 12, 1997
(John H. Short)

/s/ RICHARD C. STODDARD       Director                            March 12, 1997
(Richard C. Stoddard)

/s/  H. EDWIN TRUSHEIM        Director                            March 12, 1997
(H. Edwin Trusheim)

/s/ THEODORE M. WIGHT         Director                            March 12, 1997
(Theodore M. Wight)

                                         EXHIBIT INDEX

       Exhibit                                                              Page
       Number                               Description                   Number

      3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference)

      3.2 Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Report on Form 10-Q for the quarter ended May 31, 1995 and incorporated herein by reference)

      3.3 Bylaws (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference)

      4.1 Rights Agreement, dated September 21, 1992, by and between the Company and Boatmen's Trust Company (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A filed September 24, 1992 and incorporated herein by reference)

      10.1 1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991[Registration No. 33-40467] and incorporated herein by reference)

      10.2 Form of Stock Option Agreement (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference)

      10.3 Employment Agreement with James M. Usdan, dated May 1, 1991 (filed as Exhibit 10.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, dated June 19, 1991 [Registration No. 33-40467] and incorporated herein by reference)

      10.4 Employment Agreement with Alan C. Henderson, dated May 1, 1991 (filed as Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, dated June 19, 1991 [Registration No. 33-40467] and incorporated herein by reference)

      10.5 Employment Agreement with Richard C. Stoddard, dated March 1, 1996 by and between Registrant, Healthcare Staffing Solutions, Inc. d/b/a Health Tour, and Richard C. Stoddard (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated March 1,1996 and incorporated herein by reference)

      10.6 Form of Termination Compensation Agreement for James M. Usdan and Alan C. Henderson (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

      10.7 Form of Termination Compensation Agreement for other executive officers (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

      10.8 Supplemental Bonus Plan (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

      10.9 Settlement Memorandum with CompCare, dated February 16, 1996 regarding the Tax Sharing Agreement with CompCare, dated May 8, 1991(filed as Exhibit 10.9 to the Registrant's Report on Form 10-K, dated May 3, 1996 and incorporated herein by reference)

      10.10 Settlement Agreement and Release dated December 1996 and Settlement Agreement and Mutual Release dated September 17, 1996 with CompCare regarding the Tax Sharing Agreement with CompCare dated May 8, 1991(filed as Exhibit 10.1 to the Registrant's Report on Form 10-Q dated January 14, 1997 and incorporated herein by reference)

      10.11 Deferred Profit Sharing Plan (filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

      10.12   RehabCare  Executive Deferred  Compensation Plan (filed as Exhibit
              10.12 to the Registrant's Report on Form 10-K, dated May 27, 1994 and incorporated herein by reference)

      10.13 RehabCare Directors' Stock Option Plan (filed as Appendix A to Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders and incorporated herein by reference)

      10.14 RehabCare Group, Inc. 1996 Long-Term Performance Plan (filed as Appendix A to the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders and incorporated herein by reference)

      10.15 Stock Purchase Agreement, dated February 8, 1996, by and between Registrant and the Stockholders of Healthcare Staffing Solutions, Inc. d/b/a Health Tour and joined in by Healthcare Staffing Solutions, Inc. d/b/a Health Tour (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated March 1, 1996 and incorporated herein by reference)

      10.16 Agreement and Plan of Merger dated February 8, 1996, by and between Registrant, Healthcare Staffing Solutions, Inc. d/b/a Health Tour, HCH, Inc. and the stockholders of HCH, Inc. (filed as
              Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated March 1, 1996 and incorporated herein by reference)

      10.17 Registration Rights Agreement, dated March 1, 1996, by and between the Registrant and the stockholders of Healthcare Staffing Solutions, Inc. (filed as Exhibit 2.3 to the Registrant's Current Report on Form 8-K, dated March 1, 1996 and incorporated herein by reference)

      10.18 Form of Subordinated Convertible Promissory Note of Registrant issued to stockholders of Healthcare Staffing Solutions, Inc. d/b/a Health Tour (filed as Exhibit 2.4 to the Registrant's
              Current Report on Form 8-K, dated March 1, 1996 and incorporated herein by reference)

      10.19 Stock Purchase Agreement, dated January 27, 1997 by and among Registrant and the stockholders of TeamRehab, Inc., Moore Rehabilitation Services, Incorporated and Moore Rehabilitation
              Services, PC.                                              Page 39

      10.20 Form of Subordinated Promissory Note of Registrant issued to the stockholders of Team Rehab, Inc., Moore Rehabilitation Services,
              Incorporated and Moore Rehabilitation Services, PC.       Page 87

      11.1    Computation of Per Share Earnings                         Page 92

      13.1 Those portions of the Annual Report for the ten months ended December 31, 1996 of the Registrant included in response to Items
              5 and 6 of Form 10-K                                      Page 93


      21.1    Subsidiaries of the Registrant                             Page 97

      24.1    Consent of KPMG Peat Marwick LLP                          Page 98

      27      Financial Data Schedule

                                                                  Exhibit 10.19

                            STOCK PURCHASE AGREEMENT


              THIS STOCK PURCHASE AGREEMENT (this "Agreement") is entered into this 27th day of January, 1997, by and among REHABCARE GROUP, INC., a Delaware corporation (the "Acquiror"), TEAMREHAB, INC., a Missouri corporation ("Team"), MOORE REHABILITATION SERVICES, INCORPORATED, a Missouri corporation ("Moore Co."), MOORE REHABILITATION SERVICES, P.C., an Illinois professional corporation ("Moore P.C."), and the holders of all of the outstanding capital stock of the Companies, as identified in Exhibit A to this Agreement (the "Selling
Shareholders"). Team and Moore Co. are collectively referred to herein as the "Companies."

                                    RECITALS

              WHEREAS, the Selling Shareholders are the owners of one hundred percent (100%) of the issued and outstanding shares of common stock, $1.00 par value, of Team (the "Team Shares"), one hundred percent (100%) of the issued and outstanding shares of common stock, $1.00 par value, of Moore Co. (the "Moore Co. Shares") (the Team Shares and the Moore Co. Shares are collectively referred to herein as the "Shares"), such Shares being the only shares of the capital stock of the Companies that are issued and outstanding; and

              WHEREAS,   the   Companies  and  Moore  P.C.   provide   physical,
occupational and speech therapy staffing and management services to nursing home, long-term care and outpatient facilities; and

              WHEREAS, prior to the Closing Date (as defined herein), Moore P.C. intends to assign all of its assets to Moore Co. (the "Moore P.C. Asset Assignment"); and

              WHEREAS, the Selling Shareholders desire to sell, assign, convey and transfer to the Acquiror, and the Acquiror desires to acquire from the Selling Shareholders, all of the Shares; and

              WHEREAS, each of the parties hereto desires to set forth certain representations, warranties, covenants and indemnity obligations, and to establish certain closing conditions, made to induce the others to execute and deliver this Agreement and to consummate the transactions contemplated hereby;

              NOW, THEREFORE, in consideration of the premises, the covenants and agreements herein contained, and other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the parties hereto agree as follows:

                                    ARTICLE 1

                           SALE AND PURCHASE OF SHARES

              1.1 Method of Effecting the Purchase and Sale of Shares; Closing. The purchase and sale of the Shares shall be effected as follows:

              (a) At the Closing (as defined in Section 1.1(b) hereof), the Selling Shareholders shall sell to the Acquiror, and the Acquiror shall purchase from the Selling Shareholders, the Shares, as described above, such Shares being all of the shares of capital stock of the Companies that are issued and outstanding, in consideration of the Purchase Price (as defined in Section 1.2 hereof).

           (b) The closing (the "Closing") of the transactions contemplated hereby shall take place at the offices of the Acquiror, 7733 Forsyth Boulevard, Suite 1700, St. Louis, Missouri 63101, commencing at 3:30 p.m. on a date (the "Closing Date") agreed upon by the Acquiror and the Selling Shareholders which is not earlier than January 28, 1997, or such other date or time as may be mutually agreed upon by the parties.

              1.2 Purchase Price for the Shares. The aggregate consideration to be paid by the Acquiror to the Selling Shareholders in connection with the sale of the Shares (the "Purchase Price") shall be the amount of Five Million Six Hundred Thousand Dollars ($5,600,000.00) (the "Base Price"), as adjusted pursuant to Section 1.4 of this Agreement, plus any additional Contingent Consideration and Tail Contingent Consideration (as defined in Section 1.5 herein).

              1.3 Payment of Base Price. At the Closing, the Acquiror shall pay to each of the Selling Shareholders a pro rata portion of the Base Price, determined in accordance with each such Selling Shareholder's percentage ownership of the Shares as set forth beside each such Selling Shareholder's name on Exhibit A to this Agreement, as follows:

              (a) The Acquiror shall deliver to the Selling Shareholders an amount in cash (the "Closing Cash Payment") equal to Three Million Six Hundred Thousand Dollars ($3,600,000.00), such Closing Cash Payment being subject to adjustment as set forth in Section 1.4 hereof and to be paid as follows: (i) at least three business days prior to the Closing Date, the Selling Shareholders shall designate an account or accounts (each, a "Designated Account") to which the Closing Cash Payment shall be delivered; and (ii) on the Closing Date, the Acquiror shall deliver by wire transfer the Closing Cash Payment to the Designated Account(s);

              (b) The Acquiror shall deliver to the Selling Shareholders a subordinated promissory note of the Acquiror substantially in the form attached hereto as Exhibit B (the "Note"), in the original principal amount (the "Closing Principal Amount") of One Million Five Hundred Thousand Dollars ($1,500,000.00), such Closing Principal Amount being subject to adjustment as set forth in
Section 1.4 hereof and being subject to offset as set forth in Section 10.4 hereof; and

          (c) The Acquiror shall deliver to the Selling Shareholders 25,365 shares of the Acquiror's common stock, $.01 par value (the "Acquiror Common Stock") (the "Closing Stock Payment").

              1.4                   Purchase Price Adjustment.

          (a) At the Closing Date, the Companies shall have Combined Earnings (as defined in this Section 1.4(a)) for the fiscal year ended December 31, 1996 of $1,270,000.00 (the "Agreed 1996 Combined Earnings"). If the Companies are unable to convert any or all of the contracts set forth in
Schedule 1.4(P) within 45 days after the Closing Date, the Combined Earnings shall be recalculated within ten business days after the end of such 45-day period to deduct from the calculation of Combined Earnings the dollar amount of the adjustment set forth in Schedule 1.4(P) for each such contract not so converted. The Combined Earnings, as recalculated pursuant to the immediately preceding sentence, shall be referred to herein as the "Recalculated 1996 Combined Earnings." For purposes of this Section 1.4(a), "Combined Earnings" shall mean the net income of the Companies for the fiscal year ended December 31, 1996 determined on a combined basis in accordance with GAAP, subject to certain adjustments as more fully set forth on Schedule 1.4 to this Agreement.

             (b) In the event that the Agreed 1996 Combined Earnings exceed the Recalculated 1996 Combined Earnings by a factor of more than 10%, the Base Price shall be decreased by an amount equal to the product of 4.41 and the difference between the Agreed 1996 Combined Earnings and the Actual 1996 Combined Earnings (the "Base Price Decrease"). The Selling Shareholders shall pay any such Base Price Decrease to the Acquiror as follows: Within five business days after receipt of the Recalculated 1996 Combined Earnings, each of the Selling Shareholders shall (A) deliver to the Acquiror a check in an amount equal to such Selling Shareholder's pro rata portion of an amount equal to fifty percent (50%) of the Base Price Decrease, determined in accordance with each such Selling Shareholder's percentage ownership in the Shares as set forth beside such Selling Shareholder's name on Exhibit A to this Agreement, and (B) surrender to the Acquiror the Note received by the Selling Shareholders at Closing in exchange for the delivery by the Acquiror to the Selling Shareholders of a Note in the original principal amount the Closing Principal Amount less an amount equal to fifty percent (50%) of the Base Price Decrease. Such Note shall be payable ratably commencing May 1, 1997 in sixteen (16) consecutive quarterly installments.

            1.5 Payment and Form of Contingent Consideration and Tail Contingent Consideration.

           (a) In addition to the payment of the Base Price at Closing, the Acquiror has agreed to pay the Selling Shareholders on a contingent, "as-earned" basis, additional amounts of consideration as set forth in Schedule 1.5 to this Agreement (collectively, such additional amounts are hereinafter referred to as the "Contingent Consideration") upon the attainment of certain "Target Minimum Cumulative EBIT" (as defined in Schedule 1.5) during certain designated periods. The Contingent Consideration, as and if earned, will be payable within the time periods and in accordance with the procedures set forth in Section 1.5(b).
Schedule 1.5 to this Agreement sets forth the definitions of "Base EBIT," "Cumulative EBIT," "Excess EBIT Multiplier," "Maximum Cumulative Contingent Consideration" and "Target Minimum Cumulative EBIT," which defined terms shall be utilized in determining whether a payment of Contingent Consideration for a given fiscal year is required to be made, and, if such payment is required, the amount of the required payment for such fiscal year.

           (b) If the Cumulative EBIT for any of the fiscal years ending on December 31, 1997, 1998, 1999 or 2000 is greater than the Target Minimum Cumulative EBIT shown for such fiscal year in Schedule 1.5, the Acquiror shall deliver to each of the Selling Shareholders a check in the amount of such Selling Shareholder's pro rata portion, determined in accordance with each such Selling Shareholder's percentage ownership interest in each of Team's and Moore Co.'s Shares as set forth beside each such Selling Shareholder's name as set forth in Exhibit A to this Agreement, of the Contingent Consideration applicable to such fiscal year, determined in the manner set forth in Schedule 1.5, as soon as practicable after the completion of such fiscal year (but not later than 30 days after the receipt of audited financial statements of the Acquiror or, in the event of a dispute as described in Section 1.5(g) of this Agreement, within five business days after the resolution of such dispute). Notwithstanding the immediately preceding sentence, at the Acquiror's sole election, the Acquiror may pay any portion of the Contingent Consideration payable to the Selling Shareholders with respect to any fiscal year in shares of Acquiror Common Stock, the number of shares of such Acquiror Common Stock to be determined by dividing the value of such Contingent Consideration by the average of the last transaction prices as reported by the Nasdaq National Market and published in The Wall Street Journal (the "Average Market Price") of Acquiror Common Stock for the twenty consecutive trading days ending on the fourth business day prior to the date of such payment. Shares of Acquiror Common Stock issued pursuant to this Section 1.5 shall be subject to registration rights as set forth in the Registration Rights Agreement described in Section 9.2(f) of this Agreement.

          (c) The Contingent Consideration for any given fiscal year shall be an amount equal to the Cumulative EBIT for such fiscal year less the Target Minimum Cumulative EBIT for such fiscal year, multiplied by the Excess EBIT Multiplier for such fiscal year; provided, however, that in no event shall the Contingent Consideration payable for any fiscal year exceed an amount equal to
(i) the Maximum  Cumulative  Contingent  Consideration for such fiscal year less
(ii) the sum of all Contingent Consideration payments for all prior fiscal years (all as shown on Schedule 1.5 to this Agreement).

          (d) Notwithstanding anything contained in this Agreement to the contrary, in no event will the Selling Shareholders be obligated to refund to the Acquiror in a subsequent fiscal year any of the Contingent Consideration paid or distributed to the Selling Shareholders for a prior fiscal year. In addition, the failure by the Companies to achieve the Target Minimum Cumulative EBIT for a given fiscal year shall not constitute a breach of any representation, warranty or covenant of the Selling Shareholders or the Companies under this Agreement or entitle the Acquiror to any rights of indemnification or offset pursuant to this Agreement.

          (e) In addition to the payment of the Base Price at Closing and the Contingent Consideration described in this Section 1.5, the Acquiror has agreed to pay the Selling Shareholders upon the attainment of certain goals an additional amount of consideration (the "Tail Contingent Consideration")
following the fiscal year ended December 31, 2000. The Tail Contingent Consideration shall be equal to twice an amount equal to (A) the Cumulative EBIT for the fiscal year ended December 31, 2000 less (B) the sum of the Target Minimum Cumulative EBIT for the fiscal year ended December 31, 2000 and the quotient obtained by dividing the Maximum Cumulative Contingent Consideration for the fiscal year ended December 31, 2000 by the Excess EBIT Multiplier for such fiscal year (the "Excess Cumulative Contingent Consideration"). The Tail Contingent Consideration, if any, shall be payable by the Acquiror by delivery to each of the Selling Shareholders of a check in the amount of such Selling Shareholder's pro rata portion of the Tail Contingent Consideration, determined in accordance with each such Selling Shareholder's percentage ownership interest in each of Team's and Moore Co.'s Shares as set forth beside each such Selling Shareholder's name as set forth in Exhibit A to this Agreement, as soon as practicable after the completion of the fiscal year ended December 31, 2000 (but not later than 30 days after the receipt of audited financial statements of the Acquiror for the fiscal year ended December 31, 2000, or, in the event of a dispute described in Section 1.5(g) of this Agreement, within five business days after the resolution of such dispute). Notwithstanding the immediately preceding sentence, at the Acquiror's sole election, the Acquiror may pay any portion of the Tail Contingent Consideration payable to the Selling Shareholders in shares of Acquiror Common Stock, the number of shares of such Acquiror Common Stock to be determined in the same manner and such shares to be subject to the same registration rights as the payment of Contingent Consideration in Acquiror Common Stock described in Section 1.5(b).

         (f) The right to receive the Contingent Consideration and the Tail Contingent Consideration shall be a personal right of each of the Selling Shareholders and shall not be extinguished upon the death of one or more of the Selling Shareholders. Such right shall not be transferable by the Selling Shareholders other than pursuant to the laws of descent and distribution. Such right shall terminate for all future fiscal years upon the failure of the Companies to attain at least 80% of the Target Cumulative EBIT as of the end of the fiscal year ending December 31, 1998 and thereafter through the fiscal year ending December 31, 2000.

             (g) The Acquiror shall provide to the Selling Shareholders the Companies' financial statements within five business days after such financial statements are finalized, accompanied by the Acquiror's determination of the Contingent Consideration or the Tail Contingent Consideration, as the case may be, including the calculations utilized by the Acquiror in reaching such determination. The Selling Shareholders and their auditors, accountants and other authorized representatives shall, upon prior agreement of the Acquiror, which agreement shall not be unreasonably withheld, be given free and full access during the Companies' normal business hours to the financial records of the Companies in order for the Selling Shareholders to have a full opportunity to make such investigation as the Selling Shareholders may require to independently calculate the Cumulative EBIT, the Contingent Consideration, if any, payable for a given year or the Tail Contingent Consideration, as the case may be. If there is a discrepancy between the parties as to the calculation of the Cumulative EBIT, the Contingent Consideration or the Tail Contingent Consideration payable by the Acquiror, the parties shall, in good faith, attempt to resolve such discrepancies. Should the parties be unable to agree within 60 days after receipt by the Selling Shareholders of the audited financial statements of the Acquiror, then such dispute shall be submitted for resolution to the St. Louis office of a nationally recognized public accounting firm mutually acceptable to the parties, and the determination of such firm shall be binding upon the parties. The Acquiror and the Selling Shareholders shall each pay one-half of such firm's fees and expenses in connection with such services.

              1.6 Fractional Shares. Notwithstanding any other provision of this Agreement, neither certificates nor scrip for fractional shares of the Acquiror Common Stock shall be issued either in the Closing Stock Payment or in the payment of the Contingent Consideration or Tail Contingent Consideration with shares of Acquiror Common Stock. If the Selling Shareholders are otherwise entitled to a fraction of a share of Acquiror Common Stock, the Selling Shareholders shall receive in lieu thereof cash (without interest) in an amount determined by multiplying the fractional interest to which such holder would otherwise have been entitled by the Average Market Price of Acquiror Common Stock for the 20 consecutive trading days ending on the fourth business day prior to the Closing Date or the date of the payment of the Contingent Consideration or Tail Contingent Consideration, as the case may be, to which the fractional share relates. The Selling Shareholders shall not be entitled to dividends, voting rights or any other rights in respect of any fractional shares.

              1.7 Closing of Stock Transfer Books. The stock transfer books of each of Team and Moore Co. shall be closed at the end of business on the business day immediately preceding the Closing Date. In the event of a transfer of ownership of the Shares which is not registered in the transfer records prior to the closing of such record books, the payment of the Base Price and the Contingent Consideration and Tail Contingent Consideration, if any, may be delivered to the transferee of the Shares if the certificate or certificates evidencing such Shares is presented to the Acquiror at the Closing accompanied by all documents required to evidence and effect such transfer and all applicable stock transfer taxes have been paid.

              1.8 Anti-Dilution Adjustments. If, during any period used to determine the Average Market Price of Acquiror Common Stock, the Acquiror shall declare a stock dividend, or make a distribution in stock upon, or subdivide, split up, reclassify or combine the Acquiror Common Stock or declare a dividend or make a distribution on the Acquiror Common Stock in any security convertible into Acquiror Common Stock (each, an "Extraordinary Corporate Transaction"), appropriate and proportional adjustment or adjustments will be made to the Average Market Price for the trading days prior to the effective date of the Extraordinary Corporate Transaction to equitably reflect such dividend or distribution. If the Extraordinary Corporate Transaction is effected after the period used to determine the Average Market Price of Acquiror Common Stock but prior to the Closing Date or the payment date of the Contingent

Consideration or Tail Contingent Consideration, as the case may be, appropriate and proportional adjustment or adjustments will be made to the Closing Stock Payment, Contingent Consideration payment or Tail Contingent Consideration payment, as the case may be, such that such payment shall result in the issuance of that number of shares of Acquiror Common Stock as if the Extraordinary Corporate Transaction had a record or payment date therefor immediately after the Closing Date or the payment date of the Contingent Consideration or Tail Contingent Consideration, as the case may be. Except as provided above, no adjustment shall be made to the Closing Cash Payment or the Closing Principal Amount or to any future Contingent Consideration payments as a result of any such Extraordinary Corporate Transaction.

                                    ARTICLE 2

                      REPRESENTATIONS AND WARRANTIES OF THE
               COMPANIES, MOORE P.C. AND THE SELLING SHAREHOLDERS

              Each of Team, Moore Co., Moore P.C. and the Selling Shareholders hereby represent and warrant to the Acquiror on the date of this Agreement, and again on and as of the Closing Date, as follows:

              2.1                   Status of the Companies.

            (a) Corporate Existence and Status. Each of Team and Moore Co. is duly incorporated, organized, entitled to conduct business and validly existing in good standing under the laws of the State of Missouri. Moore P.C. is duly incorporated, organized, entitled to conduct business and validly existing in good standing under the laws of the State of Illinois.

            (b) Charter and By-laws. Attached to this Agreement as Exhibit C and Exhibit D, respectively, are copies of: (i) the original articles of incorporation of each of Team, Moore Co. and Moore P.C. and all amendments, restatements, articles of merger, articles of designation respecting preferred stock, or other filings with respect thereto, and (ii) the currently effective By-laws of each of Team, Moore Co. and Moore P.C. All amendments to, and articles of merger, certificates of designation and other filings with respect to, the articles of incorporation of each of Team, Moore Co. and Moore P.C. were made in accordance with the articles of incorporation (as in effect before the amendment of the articles or filings with respect thereto), and the By-laws and applicable law (including the giving of proper notice of dissenter's and/or appraisal rights in connection with any such amendment or other actions requiring such notice) of each of Team, Moore Co. and Moore P.C., respectively, without violation of any preemptive rights, and each of Team, Moore Co. and Moore P.C. has otherwise complied with its articles of incorporation and By-laws as in effect at the applicable time.

            (c) Corporate Power. Each of Team, Moore Co. and Moore P.C. has the corporate power to own and lease its properties and otherwise to conduct its business.

            (d) Capitalization; Shareholders. The authorized and issued Shares of the Companies are as set forth in Schedule 2.1(d). All of the issued and outstanding Shares of the Companies are owned of record by the Selling Shareholders. Except as set forth in Schedule 2.1(d): (i) none of the Shares of Team or Moore are held in treasury; (ii) all of the Shares were legally and validly issued, fully paid and nonassessable, without violation of any preemptive or dissenters' or similar rights (and no preemptive or other subscriptive rights have ever existed with respect to the Shares) and in full compliance with all applicable securities laws; (iii) the Selling Shareholders are the only record owners of the Shares or other securities of any kind or class of Team or Moore Co.; (iv) no option, warrant, subscription, put, call or other right, commitment, undertaking or understanding to acquire, or restrict the transfer (other than those imposed by applicable securities regulation laws) of, any of the Shares or other securities of any kind or class of Team or Moore Co. rights, obligations or undertakings convertible into securities of any kind or class of Team or Moore Co. are authorized or outstanding; and (v) since December 31, 1996, no dividends or other distributions of any kind have been declared or paid on or in respect of the Shares of Team or Moore Co., except as set forth in
Schedule 2.1(d).

       (e) Qualification. Schedule 2.1(e) lists the jurisdictions in which each of Team, Moore Co. and Moore P.C. is qualified to do business as a foreign corporation, and nothing (including the nature of or the manner in which each of Team, Moore Co. and Moore P.C.conducts its respective business, the character or location of the respective properties which each of Team, Moore Co. and Moore P.C. own, lease or use or the actions or location of Team's Moore Co.'s or Moore P.C.'s respective employees or agents) either requires Team, Moore Co.or Moore P.C. to be qualified in any other jurisdiction or subjects Team, Moore Co. or Moore P.C.to any cost, restriction or penalty for failing to qualify (including assessment of taxes, fees or penalties for prior periods).

       (f) Combinations. All mergers, consolidations, liquidations, purchases or other transactions by which each of Team, Moore Co. and Moore P.C. acquired its business and property were conducted in accordance with each of Team's and Moore's respective articles of incorporation, By-laws, any other applicable agreements, instruments or documents (in each case as amended) to which Team, Moore Co. or Moore P.C. is a party and applicable law (including the giving of proper notice of dissenter's and/or appraisal rights) without violation of any preemptive rights.

     (g) Ownership Interests. Except as reflected in Schedule 2.1(g), none of Team, Moore Co. or Moore P.C. has any subsidiaries or any equity securities of, investment in or loans or advances to any business enterprise or person or any agreements or commitments for such (other than trade terms extended to customers in the ordinary course of business), and none of Team, Moore
Co. or Moore P.C. is subject to any arrangement that could be treated as a partnership for federal income tax purposes.

      (h) Corporate Records. The corporate record books (including the stock records) of each of Team and Moore Co. are complete, accurate and up to date in all material respects with all necessary signatures and set forth all meetings and actions taken by the respective shareholders and directors of each of Team and Moore Co. as required by law or the respective By-laws of each of Team and Moore Co. and all transactions involving the Shares of each of Team and Moore Co.

            (i)     Authorization.

                     (i) Each of Team, Moore Co. and Moore P.C. and the Selling Shareholders have the right, power and authority to enter into this Agreement and the related agreements referred to herein to which they are a party, including, without limitation, the Registration Rights Agreement (as described in
                  Section 9.2 of this Agreement) and the Employment Agreement (as described in Section 7.6 of this Agreement), and to consummate the transactions contemplated by, and otherwise to comply with and perform their respective obligations under, this Agreement and the related agreements referred to herein, including, without limitation, the Registration Rights Agreement and the Employment Agreement;

                    (ii) The execution and delivery by each of Team, Moore Co. and Moore P.C. of this Agreement and the related agreements referred to herein to which Team,  Moore Co. and Moore P.C. are parties, and the consummation by each of Team, Moore Co. and Moore P.C. of the transactions contemplated by, and other compliance with and performance of its obligations under, this Agreement and the related agreements referred to herein, including, without limitation, the Registration Rights Agreement and the Employment Agreement, have been duly authorized by all necessary corporate action (subject only to shareholder approval) on the part of each of Team, Moore Co. and Moore P.C. in compliance with governing or applicable agreements, instruments or other documents (including its articles of incorporation and By-laws (as amended)) and applicable law;

                    (iii) This Agreement and the related agreements  referred to herein to which each of Team, Moore Co. and Moore P.C. and the Selling Shareholders are parties, including, without limitation, the Registration Rights Agreement and the Employment Agreement, constitute the valid and binding agreement of each of Team, Moore and the Selling Shareholders, as the case may be, that is enforceable against each of Team, Moore Co. and Moore P.C. and the Selling Shareholders, as the case may be, in accordance with its terms; and

                    (iv) The Selling Shareholders have good and marketable title to the Shares, free and clear of all liens, encumbrances, charges or other restrictions on title, either contractual or otherwise, except those restrictions imposed by applicable securities laws.

          (j)     Absence of Violations or Conflicts.  Except as disclosed in
Schedule 2.1(j), the execution and delivery of this Agreement by each of Team, Moore Co. and Moore P.C. and the Selling Shareholders and the consummation of the transactions contemplated by, or other compliance with or performance under, this Agreement and the related agreements referred to herein, including, without limitation, the Registration Rights Agreement and the Employment Agreement, do not and will not with the passage of time or giving of notice or both:

                    (i) constitute a violation of, be in conflict with, constitute a default or require any payment under, permit a termination of, require any consent under, or result in the creation or imposition of any lien, encumbrance or other adverse claim or interest upon any of the respective properties of any of Team, Moore Co. or Moore P.C. under (A) any contract, agreement, commitment, undertaking or understanding to which any of Team, Moore Co. or Moore P.C. is a party or to which any of Team, Moore Co. or Moore P.C. or any of their respective assets or properties are subject or bound, (B) any judgment, decree or order of any governmental authority to which any of Team, Moore Co. or Moore P.C. or any of their respective properties are subject or bound,
               (c) any applicable law, or (D) any governing or applicable agreements, instruments or other documents to which any of Team, Moore Co. or Moore P.C. is a party (including articles of incorporation and By-laws (as amended)); or

                    (ii) create,  or cause the  acceleration of the maturity of, any debt, obligation or liability of any of Team, Moore Co. or Moore P.C.

          (k)     No Governmental Consents Required.  Except as set forth in
Schedule 2.1(k) and in reliance upon Section 3.4 with respect to the filing requirements of the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), no consent, approval, order or authorization of, or registration, declaration or filing with, any governmental authority on the part of any of Team, Moore Co. or Moore P.C. or the Selling

Shareholders is required in connection with the execution or delivery of this Agreement or the consummation of the transactions contemplated by, or other compliance with or performance under, this Agreement by Team, Moore Co., Moore P.C. or the Selling Shareholders.

             2.2      Financial Matters.

     (a) Team, Moore Co. and Moore P.C. Financial Statements. Copies of (i) the unaudited financial statements of each of Team and Moore Co. and Moore P.C. as of and for the fiscal year ended December 31, 1995 and the audited financial statements of Team and Moore Co. as of and for the fiscal year ended December 31, 1996, audited by Baird, Kurtz & Dobson (all of which, including the notes thereto, the Schedule 1.4 adjustments and a standard audit opinion of Baird, Kurtz & Dobson, are collectively referred to in this Agreement as the "Team, Moore Co. and Moore P.C. Financial Statements," with the balance sheets of each of Team, Moore Co. and Moore P.C. relating to December 31, 1996 referred to separately as the "Team, Moore Co. and Moore P.C. Balance Sheets"), are attached hereto in draft form and shall be delivered to the Acquiror in final form on or prior to the Closing Date. The Team, Moore Co. and Moore P.C. Financial Statements are prepared in accordance with the books and records of Team, Moore Co. and Moore P.C. and, except for the matters set forth on Schedule 2.2(a) to be delivered by Team, Moore Co. and Moore P.C. with the Team, Moore Co. and Moore P.C. Financial Statements, are complete and accurate in all material respects, fairly present the financial condition of Team, Moore Co. and Moore P.C. as of their respective dates and the results of operations of Team, Moore Co. and Moore P.C. for the respective periods then ended and have been prepared in accordance with GAAP applied on a consistent basis throughout the periods covered by such statements; provided, however, that in no event will the representations and warranties contained in this Section 2.2(a) be deemed to relate to the Recalculated 1996 Combined Earnings.

          (b) Absence of Undisclosed Liabilities. Except (i) as and to the extent expressly reflected or specifically reserved against in the Team, Moore Co. and Moore P.C. Balance Sheets (which reserves are adequate, appropriate and reasonable and are disclosed in Schedule 2.2(b)), (ii) as disclosed in Schedule 2.2(b) and (iii) for trade payables and similar ordinary and necessary liabilities (it being agreed without limitation that the phrase "similar liabilities" does not include liabilities or obligations arising from the borrowing of money or secured indebtedness, litigation or similar claims, breach of contract or negligent or unlawful actions of any of Team, Moore Co. or Moore P.C. or their respective officers, directors, agents or employees) arising in the ordinary course of business since December 31, 1996, none of Team, Moore Co. or Moore P.C. has any other liabilities of any nature, whether accrued, absolute, contingent, changing, known, unknown, determinable, indeterminable, liquidated, unliquidated or otherwise and whether due or to become due, relating to any existing or prior act, omission, condition or state of facts.

     (c) Capital Leases. Schedule 2.2(c) lists (and designates) all lease agreements regarding the leasing of assets to each of Team, Moore Co. and Moore P.C. which are (or should be) recorded on the Team, Moore Co. and Moore P.C. Financial Statements as capital leases.

     (d)     Absence of Certain Changes.  Except as set forth in
Schedule 2.2(d) except for the Moore P.C. Asset Assignment, since December 31, 1996, there has not been any activity with respect to any of Team, Moore Co. or Moore P.C. other than in the ordinary course of business and, without limiting the foregoing, there has not been:

                    (i) any change in the assets, operations, liabilities, earnings, relationships with existing clients, business or condition (financial or otherwise) of any of Team, Moore Co. or Moore P.C. which has been or will be, individually or in the aggregate with other changes, materially adverse;

                    (ii) any damage,  destruction or casualty loss to the assets of any of Team, Moore Co. or Moore P.C. or other equipment used by any of Team, Moore Co. or Moore P.C. in performing their respective obligations under their respective major contracts (whether or not owned by Team, Moore Co. or Moore P.C. or covered by insurance) which has been or will be materially adverse
               (individually or in the aggregate) to the respective assets, operations, liabilities, earnings, business or condition (financial or otherwise) of any of Team, Moore Co. or Moore P.C.;

                    (iii) any  increase  in the  compensation  payable by any of
               Team, Moore Co. or Moore P.C. to any director, officer, employee or agent of Team, Moore Co. or Moore P.C. (other than routine increases made in the ordinary course of business consistent with past practice and as permitted under Section 4.1(e) of this Agreement) or any bonus, incentive compensation, service award or other like benefit, granted, made or accrued, contingently or otherwise, to or to the credit of any of such director, officer, employee or agent or any employee welfare, pension, retirement or similar payment or arrangement made or agreed to by any of Team, Moore Co. or Moore P.C. with respect to any such director, officer, employee or agent;

                    (iv) any sale,  assignment  or transfer  (including  without limitation any collateral assignment or the granting or permitting of any lien, encumbrance or other claim) of any asset, property or right of any of Team, Moore Co. or Moore P.C. other than in the ordinary course of business;

                    (v) any amendment,  modification,  waiver or cancellation of any debt owed to, or claim of, either Team, Moore Co. and Moore P.C., or settlement by any of Team, Moore Co. or Moore P.C. of any dispute involving any payment or other obligation due to or owed by any of Team, Moore Co. or Moore P.C., in an amount greater than $5,000, to be made or performed after the Closing Date;

                    (vi) any  borrowing  of money by any of Team,  Moore  Co. or
               Moore P.C., or the incurrence of any obligation or liability (whether absolute or contingent), other than current liabilities incurred in the ordinary course of each of Team, Moore Co. and Moore P.C.'s respective businesses;

                    (vii) any payment of any  obligation  or liability  (whether absolute or contingent), other than current liabilities incurred in the ordinary course of business;

                    (viii) any capital expenditure or commitment to make a capital expenditure (exclusive of expenditures for repair or maintenance of equipment in the ordinary course of business;

                    (ix) any  incurrence  of any  extraordinary  loss or knowing waiver of any rights of substantial value by any of Team, Moore Co. or Moore P.C. in connection with an aspect of its respective business, whether or not in the ordinary course of business;

                    (x) any  cancellation,  termination  or  amendment by any of
               Team, Moore Co. or Moore P.C. of any contract, agreement, license or other instrument to which any of Team, Moore Co. or Moore P.C. is a party or by which any of Team, Moore Co. or Moore P.C. is bound;

                    (xi) any merger or  consolidation  of any of Team, Moore Co.
               or Moore P.C. into or with any other corporation or enterprise, or any corporate action by any of Team, Moore Co. or Moore P.C. toward or effecting such a merger or consolidation or a complete or partial liquidation or dissolution of any of Team, Moore Co. or Moore P.C. or any material portion of their respective assets (other than as contemplated by this Agreement);

                    (xii) any  failure on the part of any of Team,  Moore Co. or
               Moore P.C. to operate their respective businesses in the ordinary course so as to preserve their respective business organizations intact, including the services of their respective present officers and professional staff and the goodwill of their respective suppliers, customers and others having business relations with any of Team, Moore Co. or Moore P.C.; or

                    (xiii) any agreement by or commitment of any of Team,  Moore
               Co. or Moore P.C. to do or permit any of the foregoing.

                    2.3      Taxes.

                           (a)    Definitions.   For purposes of this Agreement:

                    (i) the term "Code" shall mean the Internal  Revenue Code of
               1986, as amended. All citations to the Code or to the regulations promulgated thereunder shall include any amendments or any substitute or successor provisions thereto;

                    (ii) the term  "Acquired  Assets"  shall  mean the assets of each of Team, Moore Co. and Moore P.C. and the stock of each of Team, Moore Co. and Moore P.C.;

                    (iii) the term "Returns" shall mean,  collectively,  (A) all reports, declarations, estimates, returns, information statements, and similar documents relating to, or required to be filed in respect of, any Taxes; and (B) any statements, returns, reports, or similar documents required to be filed pursuant to
               Part III of Subchapter A of Chapter 61 of the Code or pursuant to any similar income, excise, or other tax provision of federal, territorial, state, local, or foreign law; and the term "Return" means any one of the foregoing Returns;

                    (iv) the term "Tax Asset" shall mean any net operating loss, net capital loss, investment Tax credit, foreign Tax credit, charitable deduction or any other credit or Tax attribute (determined without regard to the Tax period in which such loss, credit or other attribute arose) which could reduce

               Taxes; and

                    (v) the term  "Taxes"  shall mean (A) all net income,  gross income, gross receipts, sales, use, ad valorem, franchise, profits, license, lease, service, service use, withholding, employment, payroll, excise, severance, transfer, documentary, mortgage, registration, stamp, occupation, environmental, premium, property, windfall, profits, customs, duties, and other taxes, fees, assessments or charges of any kind whatever, together with any interest, penalties and other additions with respect thereto, imposed by any federal, territorial, state, local or foreign government; and (B) any penalties, interest, or other additions to tax for the failure to collect, withhold, or pay over any of the foregoing, or to accurately file any Return; and the term "Tax" shall mean any one of the foregoing Taxes. When used with reference to specified persons (for example and without limitation, "Taxes of the Selling Shareholders"), the terms "Taxes" and "Tax" shall include only amounts of, or in respect of, Taxes for which such person is, or could become, liable in whole or part (including, without limitation, any obligation in connection with a duty to collect, withhold, or pay over any Tax, any obligation to contribute to the payment of any Taxes determined on a consolidated, combined, or unitary basis, any liability as a transferee, or any liability as a result of any express or implied obligation to indemnify or pay the Tax obligations of another person).

          (b) Returns Filed and Taxes Paid. Except as set forth in Schedule 2.3(b), (i) each of Team, Moore Co. and Moore P.C. have duly filed or caused to be filed, on or before the due date thereof (as appropriately extended) with the appropriate taxing authorities, all Returns that they are required to file; (ii) each such Return (including any amendment thereto) is true, correct, and complete in all material respects; (iii) all Taxes of each of Team, Moore Co. and Moore P.C. due with respect to, or shown to be due on, each such Return (or amendment) or subsequent assessment with regard thereto, have been timely paid;
(iv) there is no valid basis for the assessment of any deficiency with regard to any such Return; and (v) there are no extensions of time to file which are pending. No other Taxes of any of Team, Moore Co. or Moore P.C. are due with respect to any taxable periods or portions of periods ending on or before the Closing Date. There are no liens, attachments, or similar encumbrances on any of the Acquired Assets, or any of the respective assets of any of Team, Moore Co. or Moore P.C., with respect to any Taxes, other than liens for Taxes that are not yet due and payable.

           (c)    Miscellaneous.     An election under Code section 1362(a)
has been in effect with respect to each of Team and Moore P.C. since their respective inceptions and, with respect to Moore Co., an election under Code section 1362(a) was filed on or prior to December 31, 1988 and has been in effect since January 1, 1989, and such elections will remain in effect with regard to the portion of the 1997 taxable year deemed to end on the Closing Date. For purposes of Subchapter S of the Code, the Selling Shareholders constitute the only shareholders of each of Team, Moore Co. and Moore P.C. The Selling Shareholders and each of Team, Moore Co. and Moore P.C. have collected or withheld all Taxes that they are required to collect or withhold. None of Team, Moore Co. or Moore P.C. is a party to or bound by any tax indemnity, tax sharing or tax allocation agreement, or any other contractual obligation to pay the Tax obligations of another person or to pay Tax obligations relating to transactions of another person, except as otherwise set forth in Schedule 2.3(c). None of the Acquired Assets (i) is property which is required to be treated as being owned by any other person pursuant to the so-called "safe harbor lease" provisions of former section 168(f)(8) of the Code; (ii) directly or indirectly secures any debt the interest on which is tax exempt under section 103(a) of the Code; (iii) is "tax-exempt use property" within the meaning of section 168(h) of the Code, or (iv) is stock of a domestic or foreign corporation (including any entity that properly may be treated as a corporation for Federal income tax purposes) meeting the requirements of Code section 1504(a)(2). The transactions contemplated by this Agreement are not subject to the tax withholding provisions of Code section 3406, or of subchapter A of Chapter 3 of the Code, or of any other comparable provision of law.

           (d) Audit History and Other Proceedings. Except as otherwise set forth in Schedule 2.3(d), (i) there are no pending or, to the best knowledge of each of Team, Moore Co. and Moore P.C. and the Selling Shareholders, threatened (either in writing or verbally, formally or informally) audits, investigations, claims, suits or other proceedings for or relating to any material liability in respect of Taxes of any of Team, Moore Co. or Moore P.C. or the Selling Shareholders; (ii) no material deficiencies for Taxes of any of Team, Moore Co. or Moore P.C. or the Selling Shareholders have been claimed, proposed or assessed by any taxing or other governmental authority; (iii) there are no matters under discussion with any governmental authorities with respect to Taxes that could result in any additional amount of Taxes of any of Team, Moore Co. or Moore P.C. or the Selling Shareholders; (iv) no extension of a statute of limitations (whether arising by reason of a waiver, claim for refund, or otherwise) relating to Taxes of Team, Moore Co. and Moore P.C. or the Selling Shareholders in respect of such Taxes is in effect; and (v) there are no requests for rulings or determinations in respect of Taxes of Team, Moore Co., Moore P.C. or the Selling Shareholders pending with any governmental authority. There have been no audits of any of Team, Moore Co. or Moore P.C.'s Federal, state or local Returns.

             2.4      Real and Personal Property.

           (a) Real and Personal Property. For purposes of this Agreement, "Property" or "Properties" means those real and personal properties owned or used by any of Team, Moore Co. or Moore P.C. or any partnership, joint venture or similar entity in which any of Team, Moore Co. or Moore P.C. has an ownership interest. Schedule 2.4(a) lists all of the real and personal properties to which any of Team, Moore Co. or Moore P.C. holds legal or equitable title (whether or not of record), as to which it is taking depreciation, or as to which any of Team, Moore Co. or Moore P.C. has rights as a conditional sales vendor under a conditional sales contract or other title retention agreement, other than inventory and other property properly expensed for income tax purposes or properly disclosed pursuant to Sections 2.5 and 2.6 of this Agreement. Except as set forth on Schedule 2.4(a): (i) each of Team, Moore Co. and Moore P.C. has good and marketable title to all of the Properties owned by it as indicated on
Schedule 2.4(a); and (ii) none of the Properties is subject to any lien, claim or other encumbrance whatsoever, except (A) liens for taxes not yet due and payable, (B) liens shown and described in the Team, Moore Co. and Moore P.C. Balance Sheets, and (c) liens imposed by law and incurred in the ordinary course of business for obligations not yet due and payable to landlords, carriers, warehousemen, laborers, materialmen and the like. No part of the Properties is "tax-exempt use property" under Section 168(h) of the Code.

            (b) Leases; Subleases. For purposes of this Agreement, "Lease" means any written or oral lease, sublease or rental agreement (and any related contract, agreement, commitment, arrangement, undertaking or understanding) and all amendments, modifications and supplements thereof and waivers and consents thereunder pursuant to which any of Team, Moore Co. or Moore P.C. leases, subleases or rents any real or personal property, either as lessor, lessee, landlord or tenant. Schedule 2.4(b) lists all Leases, except those which (i) can be cancelled by any of Team, Moore Co. or Moore P.C. upon 30 or fewer days' notice without penalty or the acceleration of rentals, (ii) do not grant an option to purchase the leased property, and (iii) involve an annual rental of $10,000 or less. Schedule 2.4(b) describes all oral Leases required to be disclosed in
Schedule 2.4(b), and true and complete copies of all written Leases required to be disclosed have been heretofore delivered to the Acquiror. With respect to each of the Leases: (A) none of Team, Moore Co. or Moore P.C. nor, to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, any other party is in default in connection with such Lease; (B) no act or event has occurred which, with notice or lapse of time or both, would constitute a default under such Lease with respect to Team, Moore Co. or Moore P.C. or, to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, any other party; (c) there is no basis for any claim of default under such Lease with respect to Team, Moore Co. or Moore P.C. or, to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, any other party; (D) none of Team, Moore Co. or Moore P.C. has given or received any notice of cancellation or termination in connection with such Lease; (E) such Lease is the valid and binding agreement of Team, Moore Co. or Moore P.C., and, to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, the other party thereto which is in full force and effect and is enforceable in accordance with its terms, except, with respect to such other party, to the extent that such enforceability may be limited by, or subject to:
(i)  the  effect  of  any  applicable  bankruptcy,  insolvency,  reorganization, fraudulent conveyance, moratorium or other similar laws affecting the enforcement of creditors' rights generally; (ii) the availability of the remedies of specific performance or injunctive relief, which may be subject to the discretion of the court before which any proceeding for such remedies may be brought; and (iii) the exercise by any court of equitable judicial discretion before which any proceeding may be brought; (F) such Lease will not be affected by, or require the consent of or payment to any other party to avoid an event of default, an event of termination or other adverse effect with respect to such by reason of the transactions contemplated by this Agreement; and (G) such Lease is a "true" lease for federal income tax purposes.

            (c)    Adequacy; Condition.  Except as set forth in Schedule 2.4(c):
(i) to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, the Properties and the properties subject to a Lease are fit for use in the respective businesses of each of Team, Moore Co. and Moore P.C. as presently conducted; (ii) to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, the Properties and all of the properties subject to a Lease are each in good repair and operating condition, normal wear and tear excepted, and structurally and mechanically sound, as applicable; (iii) to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, each of Team, Moore Co. and Moore P.C. is in compliance with all applicable building, zoning, land use or other similar statutes, laws, ordinances, regulations, permits, health and safety codes or other requirements in respect of any of the Properties or any of the properties subject to a Lease (and any of Team, Moore Co. or Moore P.C.'s current use of such properties does not constitute a nonconforming use) and none of Team, Moore Co. or Moore P.C. has received any notice alleging such a violation; (iv) to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, none of the properties subject to a Lease has ever been used as a landfill or otherwise been used for the disposal, storage or treatment of any waste, trash, garbage, industrial byproduct, chemical or hazardous substance of any nature; (v) none of Team, Moore Co. or Moore P.C. has not caused the installation of any of such property with asbestos insulation or any electrical equipment containing polychlorinated biphenyls and, to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, none of the properties subject to a Lease contains asbestos insulation or electrical equipment containing polychlorinated biphenyls; and (vi) to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, there are no outstanding requirements or recommendations by fire underwriters or rating boards, any insurance companies or holders of mortgages or other security interests requiring or recommending any repairs or work to be done with reference to any of the properties subject to a Lease.

     (d) All Necessary Properties. The Properties and the Leases (together with the intangible properties disclosed, or not required to be disclosed, pursuant to Sections 2.5 and 2.6 of this Agreement) constitute all of the properties which any of Team, Moore Co. or Moore P.C. use in connection with the operation of their respective businesses as presently conducted and the consummation of the transactions contemplated by this Agreement (provided that all consents relating to the Properties and the Leases have been obtained) will not alter the rights or impair the ability of Team, Moore Co. or Moore P.C. to use such properties in the conduct of the respective businesses of Team, Moore Co. and Moore P.C. as they are now being conducted.

     (e) Accounts Receivable. The accounts receivable of each of Team, Moore Co. and Moore P.C. as reflected and on the Team, Moore Co. and Moore P.C. Balance Sheets and the accounts receivable reflected on the books of each of Team, Moore Co. and Moore P.C.: (i) are valid, existing and, to the extent uncollected, fully collectible without resort to legal proceedings or the use of collection agencies, except to the extent of the allowance for doubtful accounts contained in the Team, Moore Co. and Moore P.C. Balance Sheets; (ii) represent monies due for goods sold and delivered or services rendered; and (iii) to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, are subject to no refunds or other adjustments or to any defenses, rights of set-off, assignments, restrictions, security interests, encumbrances or conditions enforceable by third parties on or affecting any thereof.

     (f) Inventories. Substantially all of the inventories reflected on the Team, Moore Co. and Moore P.C. Balance Sheets, and those reflected on the books of each of Team, Moore Co. and Moore P.C., have been determined and valued in accordance with generally accepted accounting principles applied on a consistent basis as reflected in the Team, Moore Co. and Moore P.C. Financial Statements. The inventories of each of Team, Moore Co. and Moore P.C. consist of items which are good and merchantable, are of a quality and quantity presently usable or saleable in the ordinary course of business, and are of a quantity sufficient for the conduct of the respective businesses of each of Team, Moore Co. and Moore P.C. in the ordinary course.

     2.5 Intellectual Property; Patents; Trademarks, Trade Names. All patents, trademarks, service marks, trade names or copyrights owned by or used or proposed  to be  used  by each  of  Team,  Moore  Co.  and  Moore  P.C.  and all applications or registrations therefor ("Intellectual Property") and all contracts, agreements, commitments and understandings relating to the use or license of technology, know-how or processes by each of Team, Moore Co. and Moore P.C. (the "Intellectual Property Licenses") are listed in Schedule 2.5. Except as disclosed in Schedule 2.5; (a) each of Team, Moore Co. and Moore P.C. owns, or has the sole and exclusive right to use, all Intellectual Property, whether under Intellectual Property Licenses or otherwise, used in or necessary for the ordinary conduct of its respective business; (b) the consummation of the transactions contemplated by this Agreement will not alter or impair any such rights; and (C) no Intellectual Property owned, licensed or used by any of Team, Moore Co. or Moore P.C., or Intellectual Property License of Team, Moore Co. or Moore P.C. is the subject of a lawsuit or any other proceeding, nor has any party challenged or, to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, threatened to challenge Team's or Moore's respective right to use such Intellectual Property or Intellectual Property License or application for any of the foregoing; and, to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, there is no basis for any such challenge.

        2.6      Loans and Contracts.

            (a) Indebtedness. Schedule 2.6(a) sets forth (i) a complete and accurate list or description of all instruments or other documents ("Debt Instruments") relating to any direct or indirect indebtedness for borrowed money of each of Team, Moore Co. and Moore P.C., as well as indebtedness by way of capital leases, lease-purchase arrangements, guarantees, undertakings on which others rely in extending credit and all conditional sales contracts, chattel mortgages and other security arrangements with respect to personal property used or owned by each of Team, Moore Co. and Moore P.C. and (ii) a list of all loans of money to the respective officers, employees or shareholders of each of Team, Moore Co. and Moore P.C. (specifically excluding travel and similar advances in the ordinary course of business). THE SELLING SHAREHOLDERS SHALL ELIMINATE ALL INDEBTEDNESS FOR BORROWED MONEY ON OR PRIOR TO THE CLOSING DATE.

                (b) Other Contracts. Schedule 2.6(b) lists each contract, agreement, commitment, arrangement, undertaking or understanding of the type listed below (except where the same does not call for the payment or receipt by any of Team, Moore Co. or Moore P.C. of cash or other property or services having a value in excess of $10,000) to which any of Team, Moore Co. or Moore P.C. is a party or bound or to which any of Team, Moore Co. or Moore P.C. or their respective properties are subject, whether written or oral ("Contract," but such list and the term "Contract" shall not include Leases, Intellectual Property Licenses, Debt Instruments, Insurance Policies and employee-related matters disclosed elsewhere in this Agreement):

                    (i) for the purchase or rental of  materials,  inventory and supplies by any of Team, Moore Co. or Moore P.C. entered into in the ordinary course of business which individually exceed $10,000 and which are not reasonably expected to be fully performed within 45 days of their respective dates;

                    (ii) for the purchase of services by any of Team,  Moore Co.
               or Moore P.C. entered into in the ordinary course of business which are not reasonably expected to be fully performed within 45 days of their respective dates;

                    (iii) that were entered into in the ordinary course of business and involve, or are reasonably expected to involve, an amount in excess of $10,000 and which are not reasonably expected to be fully performed within 45 days of their respective dates;

                    (iv) for matters not in the ordinary course of Team's,

               Moore Co.'s or Moore P.C.'s respective businesses;

                    (v) making Team, Moore Co. or Moore P.C. liable, by guaranty, suretyship agreement, indemnification agreement, contribution agreement or otherwise, upon or with respect to, or obligating Team, Moore Co. or Moore P.C. in any way to provide funds in respect of, or obligating Team, Moore Co. or Moore P.C. to guarantee, serve as surety for or assume, any debt, dividend or other liability or obligation of any person, corporation, association, partnership or other entity (except endorsements made in the ordinary course of business in connection with the deposit of items for collection and except for immaterial obligations or liabilities incurred in the ordinary course of business);

                    (vi) granting a power of attorney;

                    (vii)   relating   to   participation   in  a   cooperative,
               partnership or joint venture;

                    (viii) imposing confidentiality requirements (other than agreements relating to confidentiality requirements between the Acquiror and the Selling Shareholders and/or Team, Moore Co. or Moore P.C. and other than any confidentiality agreement between Team, Moore Co. and Moore P.C. and Richard Kelly, the Selling Shareholders' financial advisor; and

                    (ix) restricting or limiting the freedom of Team, Moore Co. or Moore P.C. to compete in any line of business.

Except for the contracts Set forth on Schedule 2.6(b) (which contracts will be transferred to Moore Co. pursuant to the Moore P.C. Asset Assignment), Moore P.C. does not have any other contracts or other assets of any nature whatsoever.
Schedule  2.6(b)  describes  all oral  Contracts  required  to be  disclosed  in
Schedule 2.6(b), and true and complete copies of all written Contracts (as amended) required to be disclosed in Schedule 2.6(b) will be delivered to the Acquiror not less than 10 business days after the execution hereof. Schedule 2.(b) shall also disclose any and all contracts for physical, occupational and speech therapy staffing and management services to which Team, Moore Co. or Moore P.C. was part of and which were cancelled or otherwise terminated during the period of January 1, 1997 through the date hereof.

            (c)    Insurance.  All insurance policies of each of Team, Moore Co.
and Moore P.C. now in force (including comprehensive general liability, personal and professional liability, comprehensive general casualty and extended coverage, automobile, boiler and machinery, fire and lightning, marine, endowment, life, and worker's compensation) ("Insurance Policies") are listed in
Schedule 2.6(c), together with a listing of the type of policy, the policy number, the limits of coverage, the carrier, the annual premium and the expiration date), and true and complete copies of such policies have been provided or made available to the Acquiror.

            (d) Status. Except as disclosed on Schedule 2.6(d): (i) none of Team, Moore Co. or Moore P.C. has assigned any of its respective rights or obligations under (and, to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, is not otherwise restricted for any reason from enjoying the full benefits under) any Intellectual Property License, Debt Instrument, Contract or Insurance Policy; (ii) none of Team, Moore Co. or Moore P.C. nor, to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, any other party is in default in connection with any Intellectual Property License, Debt

Instrument, Contract or Insurance Policy; (iii) to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, no act or event has occurred which, with notice or lapse of time or both, would constitute a default under any Intellectual Property License, Debt Instrument, Contract or Insurance Policy; (iv) to the best of Team, Moore Co. and Moore P.C.'s and the Selling Shareholders' knowledge, there is no basis for any claim of default under any Intellectual Property License, Debt Instrument, Contract or Insurance Policy;
(v) there is no outstanding notice of cancellation or termination received by Team, Moore Co. or Moore P.C. in connection with any Intellectual Property License, Debt Instrument, Contract or Insurance Policy; (vi) each Intellectual Property License, Debt Instrument, Contract and Insurance Policy is the valid and binding agreement of the parties thereto which is in full force and effect and is enforceable in accordance with its terms, except, with respect to such other party, to the extent that such enforceability may be limited by, or subject to: (A) the effect of any applicable bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium or other similar laws affecting the enforceability of creditors' rights generally, (B) the availability of specific performance or injunctive relief, which may be subject to the discretion of the court before which any proceeding for such remedies may be brought, and (C) the exercise by any court of equitable judicial discretion before which any proceeding may be brought; (vii) no Intellectual Property License, Debt Instrument, Contract or Insurance Policy will require the consent of or payment to any other party to avoid an event of default, an event of termination or other adverse effect with respect to such Intellectual Property License, Debt Instrument, Contract or Insurance Policy (assuming that any required notice of default or termination has been given and any periods for cure have expired) by reason of the transactions contemplated by this Agreement; and (viii) none of Team, Moore Co. or Moore P.C. has received any communication proposing any termination, amendment or change to any Intellectual Property License, Debt Instrument, Contract or Insurance Policy.

      2.7 Officers and Directors; Employment Relationships. Each of Team, Moore Co. and Moore P.C. has delivered to the Acquiror a true and complete list of all of the officers, senior managers and directors of each of Team, Moore Co. and Moore P.C., specifying their office and annual rate of compensation, and a true and complete list of the respective employees of Team, Moore Co. and Moore P.C. as of December 31, 1996, setting forth each such employee's compensation and date of hire. Except as disclosed in Schedule 2.7, none of Team, Moore Co. or Moore P.C. has any obligations, contingent or otherwise: (i) under any employment contract, agreement, commitment, undertaking, understanding, plan, program, policy or arrangement; (ii) under any bonus, incentive or deferred compensation contract, agreement, commitment, undertaking, understanding, plan, program, policy or arrangement (including one for severance or other payments conditioned upon a change of control of any of Team, Moore Co. or Moore P.C.);
(iii) under any pension, profit-sharing, stock purchase or any other such plan, program or arrangement; or (iv) under any arrangement that has resulted or could result in the payment of any "excess parachute payment" as defined in Section 280G of the Code (without regard to subsection (b)(4) thereof.

    2.8 Employee and Fringe Benefit Plans. Except as set forth in Schedule 2.8, each of Team, Moore Co. and Moore P.C. does not maintain, is not required to contribute to and does not otherwise participate in (and has not since its inception maintained, contributed to or otherwise participated in) either: (i) any employee pension benefit plan ("Pension/Profit Sharing Plan"), any employee welfare benefit plan ("Welfare Plan") or any multi-employer plan ("Multi-Employer Plan") (as such terms are defined in the Employee Retirement Income Security Act of 1974, as amended ("ERISA")), including any pension, profit sharing, retirement, thrift, stock purchase or stock option plan: or (ii) any other compensation, welfare, fringe benefit or retirement plan, program, policy, understanding or arrangement of any kind whatsoever, whether formal or informal, providing for benefits for or the welfare of any or all of the current or former respective employees or agents of Team, Moore Co. or Moore P.C. or their beneficiaries or dependents.

    2.9 Labor Relations. Except as described in Schedule 2.9: (a) each of Team, Moore Co. and Moore P.C. is (and, since December 31, 1996, has been) in material compliance with all federal, state, local and other applicable law respecting employment and employment practices, terms and conditions of employment and wages and hours; (b) there is (and, since December 31, 1996, has been) no unfair labor practice, complaint, charge or other matter against or involving Team, Moore Co. or Moore P.C. pending or threatened before any Governmental Authority; (c) there is no (and, since December 31, 1996 has not been) labor strike, dispute, organizing effort, slow down, stoppage or other labor difficulty pending, involving or, to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, threatened, against or affecting any of Team, Moore Co. or Moore P.C.; (d) no representation question exists, or has existed since December 31, 1996, with respect to the respective employees of any of Team, Moore Co. or Moore P.C.; (e) no grievance which might have an adverse effect on any of Team, Moore Co. or Moore P.C. or on the conduct of their respective businesses nor any arbitration proceeding arising out of or under collective bargaining agreements is pending, and no claim therefor exists; and (f) there is (and, since December 31, 1996, has been) no collective bargaining agreement which is binding on any of Team, Moore Co. or Moore P.C.

     2.10 Litigation. Except as disclosed in Schedule 2.10, none of Team, Moore Co. or Moore P.C. is, (and, since December 31, 1996, has been), (i) engaged in, a party to, subject to or threatened with any claim, legal or equitable action, or other proceeding (whether as plaintiff, defendant or otherwise and regardless of the forum or the nature of the opposing party) which seeks damages, an injunction or other relief against any of Team, Moore Co. or Moore P.C., which action, individually or collectively with such other actions, would have a material adverse effect on Team, Moore Co. and Moore P.C. taken together in the aggregate; (ii) subject to any unasserted claim, the assertion of which is likely and which, if asserted, will seek damages, an injunction or other relief against any of Team, Moore Co. or Moore P.C. which claim individually or collectively with such other unasserted claims if made would have a material adverse effect on Team, Moore Co. and Moore P.C., taken together in the aggregate; or (iii) a party to or subject to any judgment, order or decree against it or its assets. There has been no reservation of rights by any insurance carrier, and, to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, no such reservation is threatened, concerning the coverage of any of Team, Moore Co. or Moore P.C. with respect to any matter required to be disclosed pursuant to this Section 2.10.

         2.11     Compliance with Laws.  Except as set forth in Schedule 2.11:

     (a) Generally. Each of Team, Moore Co. and Moore P.C. is (and during the preceding five years has been) in compliance with all applicable law (including those involving antitrust, unfair competition, trade regulation, antipollution, environmental, employment, safety, health and food and drug matters). Without limiting the foregoing, none of Team, Moore Co. or Moore P.C. has at any time made any illegal payments for political contributions, any bribes or illegal kickback payments, or any practice or procedure which results or will result in the illegal payment by or on behalf of any of Team, Moore Co. or Moore P.C. to a person in connection with a referral to any of Team, Moore Co. or Moore P.C. by such person.

      (b)    Charges or Violations.  None of Team, Moore Co. or Moore P.C.
is (and during the preceding five years has not been) either charged with, in receipt of any notice or warning of, or under investigation with respect to, any failure or alleged failure to materially comply with any provision of any applicable law.

     (c) Permits. Without limiting the foregoing: (i) each of Team, Moore Co. and Moore P.C. has all material occupancy certificates and other licenses, permits and certificates ("Permits") required in connection with its ownership, possession, use, occupancy or operation of any of the Properties owned, leased or used by it; (ii) all of the Permits are in full force and effect; (iii) each of Team, Moore Co. and Moore P.C. is (and has been) in material compliance with the Permits; and (iv) none of the Permits will be affected by, or require the consent of any party by reason of, the transactions contemplated by this Agreement where such effect or failure to obtain such consent would materially restrict or hamper the operation of any operating facility owned, leased or used by Team, Moore Co. or Moore P.C. or would otherwise have a materially adverse effect on Team, Moore Co. and Moore P.C., taken together in the aggregate.

      (d)    Environmental.

              (i)         No person or party (including, but not limited to, any
                  Governmental Authority) has asserted any claim or, to the best of Team's, Moore Co.'s, Moore P.C.'s and the Selling Shareholders' knowledge, has any basis for any action or proceeding against Team, Moore Co. or Moore P.C. relating to any Environmental Matter (as defined below), relating to any existing or prior act, omission, condition or state of facts. None of Team, Moore Co. or Moore P.C. has received oral or written notice of, nor do Team, Moore Co. or Moore P.C. have reason to believe there is, any existing or pending violation, citation, claim or complaint relating to the business of any of Team, Moore Co. or Moore P.C. or any facility now or previously owned or operated by Team, Moore Co. or Moore P.C. arising under the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation and Liability Act, the Superfund Amendments and Reauthorization Act, the Toxic Substances Control Act, the Safe Drinking Water Act, the federal Water Pollution Control Act (Clean Water
                  Act), the Clean Air Act, the Powerplant and Industrial Fuel Use Act of 1978, the National Environmental Policy Act (Environmental Impact Statement) and antipollution, waste control and disposal and environmental "cleanup" provisions of similar statutes of any Governmental Authority, and all regulations and standards enacted pursuant thereto and all permits and authorizations issued in connection therewith (collectively, "Environmental Matters"). Schedule 2.11(d)(i) sets forth all Environmental Matters and all such violations, citations, claims and complaints.

                (ii)        No underground tanks are now or have been located
                  at any facility now or previously owned or operated by Team, Moore Co. or Moore P.C., and no toxic or hazardous substances have been generated, transported, treated, stored, disposed of on or from or otherwise deposited in or on or allowed to emanate from any such facility (irrespective of whether such substances remain at the facility or were transferred to or otherwise disposed of off-site), including the surface waters and subsurface waters thereof, which may support a claim or cause of action under any federal, state or local environmental statutes, ordinances, regulations or guidelines. To the best of Team's, Moore Co.'s, Moore

                  P.C.'s and the Selling Shareholders' knowledge, there are no underground tanks at any facility now or previously owned or operated by any of Team, Moore Co. or Moore P.C.

    2.12 Bank Accounts. Schedule 2.12 lists all bank, money market, savings and similar accounts and safe deposit boxes of each of Team, Moore Co. and Moore P.C., specifying the account numbers and the authorized signatories or persons having access to them.

     2.13 Transactions with Affiliates. Except as disclosed in Schedule 2.13, no shareholder of any of Team, Moore Co. or Moore P.C. nor any person controlled by some combination of them, no officer or director of any of Team, Moore Co. or Moore P.C., nor any "affiliate" or "associate" (as such terms are defined in the rules and regulations of the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "1933 Act")) of any of the foregoing:

     (a) has been a party to any lease, sublease, contract, agreement, commitment, understanding or other arrangement of any kind whatsoever, involving any such person and any of Team, Moore Co. or Moore P.C. which is not disclosed in Schedule 2.13;

     (b) owns directly or indirectly, in whole or in part, any property that any of Team, Moore Co. or Moore P.C. uses or otherwise has rights in respect of; or

     (c) has any cause of action or other claim whatsoever against, or owes any amount to, any of Team, Moore Co. or Moore P.C. other than (i) for compensation (including fringe benefits) to officers and employees disclosed pursuant to
Section 2.7 and for reimbursement of ordinary and necessary expenses incurred in connection with employment by any of Team, Moore Co. or Moore P.C. and (ii) as otherwise disclosed pursuant to this Agreement.

 2.14 Commissions. Except for fees to be paid to Richard Kelly, the Selling Shareholders' financial advisor, no person, firm or corporation is entitled to any commission or broker's or finder's fee in connection with the transactions contemplated by this Agreement by reason of any act or omission of Team, Moore Co. or Moore P.C. or the Selling Shareholders.

  2.15     Generally.  No representation or warranty by Team, Moore Co. or
Moore P.C. or the Selling Shareholders in this Agreement or in any Exhibit, Schedule or closing certificate furnished or to be furnished to the Acquiror pursuant to this Agreement or in connection with the transactions contemplated by this Agreement contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact, necessary to make the statements herein or therein not misleading.

  2.16 Salary Equivalency Conversion. The salary equivalency revenue conversion information provided by Moore Co. and attached as Schedule 2.16 accurately represents the effect on the 1996 revenues of Moore Co. of a conversion in reimbursement for occupational therapy and speech therapy to salary equivalency consistent with current methodology for physical therapy and restating the average hourly rate at $45.00. All the assumptions and other data used in connection with such information reflects in all material respects the actual operations of Moore Co. for the periods set forth therein. The Acquiror acknowledges that such conversion is not a projection for future revenue.

                                    ARTICLE 3

                 REPRESENTATIONS AND WARRANTIES OF THE ACQUIROR

     The Acquiror hereby represents and warrants to the Selling Shareholders on the date of this Agreement and again on and as of the Closing Date as follows:

        3.1 Existence. The Acquiror is a corporation duly incorporated, organized, entitled to conduct business and validly existing in good standing under the laws of the State of Delaware.

        3.2      Authorization.

           (a) The Acquiror has the right, power and authority to enter into this Agreement and the related agreements referred to herein, including, but not limited to, the Note, the Registration Rights Agreement and the Employment Agreement, and to consummate the transactions contemplated by, and otherwise to comply with and to perform under, this Agreement and the related agreements referred to herein, including, but not limited to, the Note, the Registration Rights Agreement and the Employment Agreement;

           (b) The execution and delivery by the Acquiror of this Agreement and the related agreements referred to herein, including, but not limited to, the Note, the Registration Rights Agreement and the Employment Agreement, and the consummation by the Acquiror of the transactions contemplated by, and other compliance with or performance under, them, have been duly authorized by all necessary corporate action on the part of the Acquiror in compliance with governing or applicable agreements, instruments or other documents to which the Acquiror is a party (including the certificate of incorporation and By-laws (as amended)) and applicable law; and

           (c) This Agreement and the related agreements referred to herein, including, but not limited to, the Note, the Registration Rights Agreement and the Employment Agreement, constitute the valid and binding agreements of the Acquiror that are enforceable against the Acquiror in accordance with their terms.

    3.3 Absence of Violations or Conflicts. The execution and delivery by the Acquiror of this Agreement and the related agreements referred to herein, including, but not limited to, the Note, the Registration Rights Agreement and the Employment Agreement, and the consummation by the Acquiror of the transactions contemplated by, and other compliance with or performance under, them, do not (and will not with the passage of time or the giving of notice or both) constitute a violation of, be in conflict with, or constitute a default under (a) any term or provision of the certificate of incorporation or By-laws (as amended) of the Acquiror, (b) any contract, agreement, commitment, undertaking or understanding to which the Acquiror is a party or by which it or any of its properties are subject or bound, (c) any judgment, decree or order of any governmental authority to which the Acquiror or any of its properties are subject or bound, or (d) any applicable law.

     3.4      No Governmental Consents Required.  No consent, approval, order
or  authorization   of,  or  registration,   declaration  or  filing  with,  any
governmental authority on the part of the Acquiror is required in connection with its execution or delivery of, or its performance under, this Agreement or its consummation of the transactions contemplated by this Agreement.

No notification or other filing is required pursuant to the HSR Act in connection with the transactions contemplated by this Agreement.

   3.5 Commissions. No person, firm or corporation is entitled to any commission or broker's or finder's fee in connection with the transactions contemplated by this Agreement by reason of any act or omission of the Acquiror.

   3.6 Financial Statements of the Acquiror. Attached as Schedule 3.6 are copies of: (i) the consolidated financial statements of the Acquiror as of the last day of February of 1996 and 1995 and for the fiscal years ended the last day of February, 1996, 1995 and 1994, all of which have been audited by KPMG Peat Marwick LLP; and (ii) the unaudited consolidated financial statements of the Acquiror as of August 31, 1996 and 1995 and for the six months then ended (all of which, including in each case the notes thereto, are collectively referred to in this Agreement as the "the Acquiror Financial Statements"). The Acquiror Financial Statements are prepared in accordance with the books and records of the Acquiror, are complete and accurate in all material respects, fairly present the financial condition of the Acquiror as of their respective dates and the results of operations of the Acquiror for the respective periods then ended, and have been prepared in accordance with GAAP applied on a consistent basis throughout the periods covered by such statements.

   3.7 SEC Filings Complete. The Acquiror's most recent Form 10-K, all intervening Form 8-Ks and Form 10-Qs, the Acquiror's most recent annual meeting proxy statement and most recent registration statement filed under the 1933 Act, all as filed with the Securities and Exchange Commission ("SEC"), do not contain a misstatement of a material fact or an omission of a material fact required to be stated therein or necessary to make the statements therein not misleading as of the time such document was filed or (if filed under the 1933 Act) became effective. Since the filing of the most recent Form 10-K, no other document has been required to be filed by the Acquiror with the SEC which has not been filed.

   3.8 Litigation. Except as disclosed in Schedule 3.8 or in the Acquiror Financial Statements, there is no litigation pending or, to the knowledge of the Acquiror, threatened against the Acquiror which would have a material adverse affect on its properties, assets or business or which would prevent or hinder the consummation of the transactions contemplated by this Agreement or its obligations thereunder.

  3.9 Shares Validly Issued. All of the Shares to be issued to the Selling Shareholders pursuant to the terms of this Agreement, when issued pursuant to the terms of this Agreement, shall be duly and validly issued, fully paid and non-assessable, without violation of any preemptive or dissenters' or similar rights and in full compliance with all applicable securities laws.

 3.10 Certain Indebtedness. No action or event has occurred which, with notice or lapse of time, or both, would constitute a material default under the Acquiror's senior bank indebtedness or any other material obligations of the Acquiror for borrowed money.

                                      ARTICLE 4

       COVENANTS OF THE COMPANIES, MOORE P.C. AND THE SELLING SHAREHOLDERS

  4.1      Conduct of Business by the Companies and Moore P.C.  From
December 31, 1996 to the Closing Date, except for the Moore P.C. Asset Assignment and transactions which are expressly approved in writing by the Acquiror, which the Acquiror agrees will not be unreasonably withheld or delayed more than five days after the Acquiror's receipt of notice thereof, each of Team, Moore Co. and Moore P.C. shall refrain from and the Selling Shareholders shall use their respective best efforts to ensure that each of Team, Moore Co. and Moore P.C. refrain from:

     (a)    subjecting any of Team's, Moore Co.'s or Moore P.C.'s
respective assets and properties, tangible or intangible, to any lien, encumbrance or other claim of any kind, exclusive of liens arising as a matter of law in the ordinary course of business as to which there is no known default;

     (b) except for sales of inventory in the ordinary course of business, selling, assigning, transferring or otherwise disposing of any of Team's, Moore Co.'s or Moore P.C.'s respective assets or properties;

     (c)    modifying, amending, altering or terminating (whether by
written or oral agreement,  or any manner of action or inaction) any of the Debt
Instruments,   Leases,  Intellectual  Property  Licenses,  Contracts  (including employment contracts) or Insurance Policies;

     (d) declaring, setting aside or paying any dividends or other distributions, directly or indirectly, to the Selling Shareholders;

     (e) increasing in any amount the benefits or compensation of the Selling Shareholders or paying or agreeing to pay any bonus or commission to the Selling Shareholders; provided, however, that the annual salary payable by Team to Marilyn A. Moore may be increased to $120,000 from $80,000; and

    (f) taking or permitting any other action that, if taken or permitted immediately prior to the execution of this Agreement, would constitute a breach of or an exception to the representations and warranties in Section 2.2(d) hereof.

     4.2 Affirmative Covenants Relating to the Companies, Moore, P.C. and the Selling Shareholders. From December 31,1996 to the Closing Date, except as required to complete the Moore P.C. Asset Assignment each of Team, Moore Co. and Moore P.C. and the Selling Shareholders shall use its or their respective best efforts to assure that each of Team, Moore Co. and Moore P.C. shall:

     (a) maintain each of Team's, Moore Co.'s and Moore P.C.'s respective property and professional insurance in amounts and with coverage at least as great as the amounts and coverage in effect on the date of this Agreement;

      (b) maintain, consistent with past practice, each of Team's, Moore Co.'s and Moore P.C.'s respective properties in good repair, order and condition, reasonable wear and tear excepted, and use their respective best efforts to preserve the Team's, Moore Co.'s or Moore P.C.'s possession and control of all of its assets and properties;

     (c) use their respective best efforts to keep in each of Team's, Moore Co.'s and Moore P.C.'s employ the present officers and key employees, including the professional staff, of each of Team, Moore Co. and Moore P.C. to preserve the goodwill of those having business relations with Team, Moore Co. or Moore P.C.;

     (d) maintain the books, accounts and records of each of Team, Moore Co. and Moore P.C. in a manner consistent with past practice;

     (e) allow, upon prior notice to Team, Moore Co. or Moore P.C., as the case may be, the Acquiror's employees, attorneys, auditors, accountants and other authorized representatives, free and full access during Team's, Moore Co.'s or Moore P.C.'s normal business hours to the facilities, plants, properties, books, records, documents and correspondence of each of Team, Moore Co. and Moore P.C., including, but not limited to, historical financial information with respect to each of Team's, Moore Co.'s and Moore P.C.'s major contracts, in order that the Acquiror may have full opportunity to make such investigation as the Acquiror may desire of the respective businesses of each of Team, Moore Co. and Moore P.C.; provided, however, that such access shall not unreasonably interfere with the operations of Team, Moore Co. or Moore P.C., and any contractual confidentiality requirements between the Acquiror and Team, Moore Co., Moore P.C. or the Selling Shareholders existing prior to this Agreement shall remain in full force and effect, as supplemented hereby, except as otherwise required by law (including any required disclosure of the execution of this Agreement);

     (f) materially comply with all applicable law relating to Team, Moore Co. or Moore P.C., as the case may be, or to the conduct of their respective businesses, and conduct such respective businesses in such a manner so that on the Closing Date the representations and warranties contained in this Agreement shall be materially true as though such representations and warranties were made on and as of such date, except for changes permitted or contemplated by the terms of this Agreement;

     (g) provide the Acquiror with prompt  written  notice of any adverse change
in  the  assets,  operations,   liabilities,  earnings,  business  or  condition
(financial or otherwise) of any of Team, Moore Co. or Moore P.C.;

     (h) maintain in inventory quantities of goods, supplies and materials sufficient to allow each of Team, Moore Co. and Moore P.C. to continue to operate after the Closing Date free of any shortage of such items; and

     (i) operate their respective businesses only in the ordinary course with the objective of preserving each of Team's, Moore Co.'s and Moore P.C.'s business organizations intact, including using their respective best efforts to retain the services of each of Team's, Moore Co.'s and Moore P.C.'s present officers and the goodwill of its suppliers, customers and others having business relations with each of Team, Moore Co. and Moore P.C.

     4.3 Consents and Closing Conditions. Each of Team, Moore Co. and Moore P.C. and the Selling Shareholders shall use their respective best efforts (a) to obtain such consents from third parties and to take other actions as may be appropriate in order to fulfill the closing conditions contained in Section 7.4 hereof, and (b) to cause the representations and warranties of the Companies in
Article 2 to be true and correct on and as of the Closing Date.

     4.4 Cooperation. Each of Team, Moore Co. and Moore P.C. and the Selling Shareholders shall furnish to the Acquiror such information regarding the Companies and the Selling Shareholders as the Acquiror may reasonably request.

     4.5 Waiver of "Parachute" Payments. Each of Team, Moore Co. and Moore P.C. and the Selling Shareholders shall deliver to the Acquiror written waivers of each bonus, incentive or deferred compensation contract, agreement, commitment, undertaking, understanding, plan, program, policy or arrangement regarding senior management of each of Team, Moore Co. and Moore P.C. for severance or other payments conditioned upon a change of control of Team, Moore Co. or Moore P.C., as the case may be.

     4.6 Repayment of Indebtedness. On or prior to the Closing Date, each of Team, Moore Co. and Moore P.C. shall repay to the Selling Shareholders or to persons or entities owned or controlled by the Selling Shareholders or convert to equity securities all amounts of indebtedness owed to the Selling
Shareholders or to persons or entities owned or controlled by the Selling Shareholders.

     4.7 Moore P.C. Asset Assignment. Prior to the Closing Date, Moore P.C. and Moore Co. shall have completed the assignment of all of the assets of Moore P.C. to Moore Co.

                                    ARTICLE 5

                         COVENANTS REGARDING TAX MATTERS

     5.1 Returns and Payment of Taxes. Each of Team, Moore Co. and Moore P.C. shall prepare and timely file all Returns and amendments thereto required to be filed (except for such Returns for which extensions shall be timely filed) by Team, Moore Co. or Moore P.C., as the case may be, on or before the Closing Date; such Returns and amendments shall be true, correct and complete in all material respects. Each of Team, Moore Co. and Moore P.C. timely pay and discharge on or before the Closing Date and before the same shall become delinquent and before penalties accrue thereon, (i) all Taxes shown to be due from Team, Moore Co. or Moore P.C., as the case may be, on such Returns and amendments thereto, and (ii) any other Taxes payable by Team, Moore Co. or Moore P.C., as the case may be, that become due before the Closing Date.

     5.2 Elections and Settlements. Without the prior written consent of the Acquiror, none of Team, Moore Co. or Moore P.C. shall make or change any election, change an annual tax accounting period, adopt or change any tax accounting method, file any amended Return, enter into any closing agreement, settle any Tax claim or assessment, surrender any right to claim a refund of Taxes, consent to any extension or waiver of the limitation period applicable to any Tax claim or assessment, or take any other action or omit to take any action, if any such election, adoption, change, amendment, agreement, settlement, surrender, consent or other action or omission may have the effect of increasing the Tax liability or decreasing any Tax Asset of Team, Moore Co., Moore P.C., the Acquiror, or any affiliate of the Acquiror.

     5.3 Cooperation and Records Retention. The Selling Shareholders shall provide, and shall cause their accountants and other representatives to provide, to the Acquiror on a timely basis, the information (including but not limited to all work papers and records relating to Team, Moore Co. and Moore P.C.) that they or their accountants or other representatives have within their control and that may be reasonably necessary in connection with the preparation of any and all Returns required to be filed by the Acquiror, Team, Moore Co. or Moore P.C. or any other examination by any taxing authority or administrative proceeding relating to Taxes. The Selling Shareholders agree that they will cooperate with the Acquiror, Team, Moore Co. and Moore P.C. and their respective representatives, in a prompt and timely manner, in connection with the preparation and filing of any and all Returns required to be filed by the Acquiror, Team, Moore Co. or Moore P.C. or any other examination by any taxing authority or administrative proceeding relating to Taxes.

     5.4 Post-Closing Audits and Other Proceedings. Each of Team, Moore Co. and Moore P.C., the Selling Shareholders and the Acquiror shall give prompt notice to one another of any audits of Taxes of Team, Moore Co., Moore P.C. or the Selling Shareholders in respect of such Taxes of Team, Moore Co. and Moore P.C. for periods that end prior to the Closing Date or that include the Closing Date. The Selling Shareholders shall cooperate with the Acquiror in the conduct of any audit or other proceeding which relates to any actual or potential liability of Acquiror, Team, Moore Co. or Moore P.C., and may participate at their own expense, provided that the Selling Shareholders shall have the right to control the conduct of any such audit or proceeding for which the Selling Shareholders
(a) agree that any resulting Tax is covered by the indemnity in Section 10.1 of this Agreement, and (b) demonstrate to the Acquiror their ability to make such indemnity payment. Notwithstanding the foregoing, the Selling Shareholders shall not settle or otherwise resolve any such claim, suit or proceeding without the consent of the Acquiror, which shall not be unreasonably withheld.

     5.5 Clearance Certificates. On or prior to the Closing Date, the Selling Shareholders shall, at their sole cost and expense, deliver to the Acquiror clearance certificates or similar document(s) that may be required by any state taxing authority in order to relieve the Acquiror of any duty to withhold any portion of the consideration payable pursuant to this Agreement.

     5.6 Section 338(h)(10) Elections; Purchase Price Allocations. The Acquiror and the Selling Shareholders shall in a timely manner take any and all actions necessary to make an election with respect to each of Team, Moore Co. and Moore P.C. under Code section 338(h)(10) (and the Treasury Regulations promulgated thereunder) and any comparable provisions of state, local or foreign Tax law (the "338(h)(10) Election"). The allocation of the "modified adjusted deemed sale price" (within the meaning of Income Tax Regulation ss.1.338(h)(10)-1(f)) among the assets of Team, Moore Co. or Moore P.C., as the case may be, shall be made in accordance with the fair market values of such assets as shall be agreed to by the Acquiror and the Selling Shareholders no later than thirty days following the Closing Date in a manner consistent with section 338 of the Code. The Acquiror and the Selling Shareholders acknowledge that such allocation has been arrived at by arm's length negotiation. None of the Selling Shareholders, Team, Moore Co., Moore P.C. or the Acquiror shall take a position in any Return or examination or other administrative or judicial proceeding (including any ruling request) relating to any Tax that is inconsistent with such allocation. The Acquiror shall be responsible for and control the preparation and filing of the 338(h)(10) Election. The Selling Shareholders shall prepare, execute and deliver to the Acquiror such documents or forms (including
Section 338 Forms, as defined below) as the Acquiror shall request or as are required by applicable law for an effective 338(h)(10) Election. "Section 338 Forms" shall mean all returns, documents, statements, schedules and other forms that are required to be submitted in connection with a 338(h)(10) Election, including, without limitation, U. S. Treasury Department Form 8023-A (together with any schedules or attachments thereto). Any Taxes imposed on Team, Moore Co. or Moore P.C. or the Selling Shareholders as a result of the deemed transfer of the assets of the Companies pursuant to the 338(h)(10) Election shall be borne solely by the Selling Shareholders. It is understood that the Companies and the Selling Shareholders are making no representations to the Acquiror with respect to the effects of the 338(h)(10) Election for Tax purposes, and neither this Section nor any provision of Article 10 hereof shall be construed as an undertaking by Team, Moore Co. or Moore P.C. or the Selling Shareholders to indemnify the Acquiror for any failure of the Acquiror to receive any Tax benefits which it anticipates receiving as a result of the 338(h)(10) Election. Nothing in the immediately preceding sentence, however, shall modify or limit the obligation of the Selling Shareholders for any failure to take the actions described in the first sentence of this Section 5.6.

                                    ARTICLE 6

                            COVENANTS OF THE ACQUIROR

     6.1 Confidentiality of Information. Prior to the Closing Date (and if the Closing does not occur, indefinitely), the Acquiror and its employees, agents, auditors, attorneys and other authorized representatives shall not, without the Selling Shareholders' prior written consent, communicate or divulge to any person or entity or use for their benefit any information, other than information which is otherwise available to the Acquiror or which becomes public other than as a result of their action, concerning either Team's, Moore Co.'s or Moore P.C.'s financial conditions or business, or concerning any marketing information, equipment, methods, research, clients, contracts, suppliers, customers, contracts or other data of or related to Team, Moore Co. or Moore P.C. or other confidential matters possessed, owned or used by Team, Moore Co. or Moore P.C. that may be communicated to, acquired by or learned by them. All correspondence, records, files, tax returns, financial statements and other data relating to Team, Moore Co. or Moore P.C. which shall come into the possession of the Acquiror shall remain and be deemed to be the sole property of Team, Moore Co. or Moore P.C., as the case may be, until consummation of the transactions contemplated hereby. If the transactions contemplated hereby are not consummated for any reason, then the Acquiror shall return any and all of the foregoing material to Team, Moore Co. or Moore P.C., as the case may be, together with any and all copies thereof made. The confidentiality provisions of this Agreement shall supplement, and not supersede, any contractual confidentiality requirements between the Acquiror, Team, Moore Co. or Moore P.C. or the Selling Shareholders and such existing contractual confidentiality requirements shall remain in full force and effect, as supplemented hereby, except as otherwise required by law (including any required disclosure of the execution of this Agreement).

     6.2 Receipt of Consents and Satisfaction of Closing Conditions. The Acquiror shall use its best efforts (a) to obtain such consents from third parties and to take other actions as may be required in order to fulfill the closing condition contained in Section 7.4 hereof and (b) to cause the representations and warranties of the Acquiror in Article 3 to be true and correct on and as of the Closing Date.

     6.3 Approval of Future Business Opportunities; EBIT Credit or Adjustment in Certain Instances.

     (a) From the Closing Date until December 31, 2000, the Acquiror shall allow Team and Moore Co. to continue to conduct the operations of Team and Moore Co. as such operations are currently being conducted as of the Closing Date in all material respects. Any new business opportunities that the Acquiror wishes to have Marilyn A. Moore manage within the operations of Team and Moore Co., including but not limited to acquisitions and new lines of business, will be subject to the approval of the Selling Shareholders, on the one hand, and the Board of Directors and the President and Chief Executive Officer of the Acquiror, on the other hand.

     (b) To the extent that the Acquiror and the Selling Shareholders agree that Marilyn A. Moore will manage an entity or business to be acquired within the operations of Team and Moore Co., the Acquiror and the Selling Shareholders shall negotiate in good faith to determine the appropriate incentives for Marilyn A. Moore and/or the Selling Shareholders, including, but not limited to,
(i) bonuses, (ii) inclusion of all or a portion of the earnings of such acquired entity, less the costs of capital and the amortization of goodwill and other intangible assets related to the acquisition, in the Cumulative EBIT (as defined and determined pursuant to Schedule 1.5 hereof) of the Companies for the purpose of calculating the amount of Contingent Consideration to which the Selling Shareholders are entitled with respect to the fiscal year(s) during which Marilyn A. Moore manages such acquired entity, or (iii) adjustment of the computation of Cumulative EBIT (as defined and determined pursuant to Schedule
1.5 hereof).

     (c) Notwithstanding any of the foregoing subsections of this Section 6.3, in the event of the consummation by the Companies of the proposed outpatient therapy clinic arrangement with Premier South, and/or the potential acquisition identified by Marilyn A. Moore to the Acquiror of a contract therapy company based in Jefferson City, Missouri, all of the earnings of such operations or acquired entities, less the costs of capital and the amortization of goodwill and other intangible assets related to the acquisition, shall be included in the Cumulative EBIT (as defined and determined pursuant to Schedule 1.5 hereof) of the Companies for the purpose of calculating the amount of Contingent Consideration to which the Selling Shareholders are entitled with respect to the fiscal year(s) during which Marilyn A. Moore manages such acquired entity.

     (d) If, subsequent to the Closing Date, the Acquiror (i) (A) consummates the acquisition of an entity that provides physical, occupational and speech therapy staffing and management services to nursing homes, long-term care and outpatient facilities and (B) such entity has a facility or business location within a 50-mile radius of any facility or business location being managed by Marilyn A. Moore, and (ii) determines that the competing facility will not be managed by Marilyn A. Moore, then the Acquiror and the Selling Shareholders shall determine the appropriate adjustment of the computation of Cumulative EBIT (as defined and determined pursuant to Schedule 1.5 hereof) to take into account any negative effect on the revenues and EBIT of the Companies directly resulting from the competition between the entity to be acquired and the Companies existing facilities.

     6.4 Release from Guarantees. Following the Closing Date, the Acquiror shall cooperate with the Selling Shareholders and use reasonable efforts to obtain release of the guarantees by the Selling Shareholders identified on Schedule 6.4 hereto (the "Guarantees"). To the extent that Acquiror is unable to negotiate the full release of the Selling Shareholders from such Guarantees upon terms satisfactory to the Acquiror, the Acquiror shall indemnify the Selling Shareholders from any and all liability for their respective obligations under the Guarantees.

                                    ARTICLE 7

                      THE ACQUIROR'S CONDITIONS TO CLOSING

     The obligation of the Acquiror to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment to the Acquiror's reasonable satisfaction of each of the following conditions on or prior to the Closing Date:

     7.1 Continued Truth of Warranties. The representations and warranties of each of Team, Moore Co. and Moore P.C. and the Selling Shareholders contained herein shall be true in all material respects on and as of the Closing Date with the same force and effect as though made as of such date, except for any variations permitted by this Agreement.

     7.2 Performance of Covenants. Each of Team, Moore Co. and Moore P.C. and the Selling Shareholders shall have performed in all material respects all covenants and obligations and complied in all material respects with all conditions required by this Agreement to be performed or complied with by it on or prior to the Closing Date.

     7.3 No Material Adverse Change. There shall have been no material adverse change to the properties, operations, liabilities, earnings, business or condition (financial or otherwise) of Team, Moore Co. or Moore P.C. since December 31, 1996.

     7.4 Permits and Consents. The parties hereto shall have secured all appropriate orders, consents, approvals and clearances, in form and substance satisfactory to the Acquiror, by and from all third parties reasonably requested by the Acquiror, including but not limited to governmental authorities, whose order, consent and approval or clearance is required by contract or applicable law for the consummation of the transactions herein contemplated, and the consent of the Acquiror's senior lender with regard to the documents and transactions contemplated by this Agreement.

     7.5 Closing Documents. The Companies and the Selling Shareholders shall have delivered all documents required to be delivered by it at the Closing, as more specifically set forth in Article 9, in each case in form and substance satisfactory to the Acquiror.

     7.6 Employment Agreement. Marilyn A. Moore shall have entered into an employment agreement with the Acquiror, Team and Moore Co. superseding any respective current employment agreement with Team and Moore Co. in substantially the form attached hereto as Exhibit E (the "Employment Agreement").

     7.7 Moore P.C. Asset Assignment. Moore P.C. and Moore Co. shall have consummated the Moore P.C. Asset Assignment.

     7.8 Release of Moore Co. from Lease. On or prior to the Closing Date, Moore Co. and the Selling Shareholders shall obtain the release of Moore Co. from the automobile lease set forth on Schedule 2.4(b) to this Agreement, without any continuing liability of the Companies thereunder.

     7.9 Certain Employees of the Companies. On or prior to the Closing Date, except with respect to Kass Woodliff, an employee of Team, the Companies shall remove from the payroll of the Companies the employees listed in Section II(c) of Schedule 1.4, without any continuing liability of the Companies with respect to such employees.

     7.10 Disability Policy. On or prior to the Closing Date, Moore Co. and the Selling Shareholders shall terminate any obligations of the Companies under the disability policy listed in Section II(E) of Schedule 1.4, without any continuing liability of the Companies thereunder.

     7.11 Extinguishment of Indebtedness. On or prior to the Closing Date, the Companies and the Selling Shareholders shall extinguish all indebtedness owed by the Companies to the Selling Shareholders (as reflected in the Team, Moore Co. and Moore P.C. Financial Statements).


                                    ARTICLE 8

                 THE SELLING SHAREHOLDERS' CONDITIONS TO CLOSING

     The obligation of the Selling Shareholders to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment to the Selling Shareholders' reasonable satisfaction of the following conditions on or prior to the Closing Date:

     8.1 Continued Truth of Warranties. The representations and warranties of the Acquiror herein contained shall be true in all material respects on and as of the Closing Date with the same force and effect as though made as of such date, except for any variations permitted by this Agreement.

     8.2 Performance of Covenants. The Acquiror shall have performed in all material respects all covenants and obligations and complied in all material respects with all conditions required by this Agreement to be performed or complied with by it on or prior to the Closing Date.

     8.3 Permits and Consents. The parties hereto shall have secured all appropriate orders, consents, approvals and clearances, in form and substance reasonably satisfactory to the Companies, by and from all third parties, including but not limited to governmental authorities, whose order, consent, approval or clearance is required by contract or applicable law for the consummation of the transactions herein contemplated.

     8.4 Closing Documents. The Acquiror shall have delivered the Base Price and all documents required to be delivered by it at the Closing, as more specifically set forth in Article 9, in form and substance satisfactory to each of Team, Moore Co., Moore P.C. and the Selling Shareholders.

     8.5 No Material Adverse Change. There shall have been no material adverse change to the properties, operations, liabilities, earnings, business condition (financial or otherwise) of the Acquiror since December 31, 1996.

                                    ARTICLE 9

                      DOCUMENTS TO BE DELIVERED AT CLOSING

     9.1   Documents  to  be  Delivered  by  the   Companies   and  the  Selling
Shareholders. At the Closing, the Companies and the Selling Shareholders shall:

     (a) Deliver to the Acquiror a certificate of incumbency and copies of the resolutions adopted by the respective Boards of Directors of each of Team and Moore Co., authorizing the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby, duly certified as of the Closing Date by the Secretary or an Assistant Secretary of each of Team and Moore Co.;

     (b) Deliver to the Acquiror, a certificate of each of Team, Moore Co. and Moore P.C. and the Selling Shareholders, dated as of the Closing Date, to the effect that the representations and warranties of the Companies and the Selling Shareholders as contained in Article 2 of this Agreement are true and correct as of such Closing Date, and that the covenants of each of Team, Moore Co. and Moore P.C. and the Selling Shareholders as contained in Articles 4 and 5 of this Agreement required to be performed or complied with on or prior to the Closing Date have been so performed or complied with;

     (c) Deliver to the Acquiror certificates of good standing or their equivalent, dated not more than thirty days prior to the Closing Date, attesting to the good standing of each of Team and Moore Co. as a corporation under the laws of the State of Missouri and each other jurisdiction listed on Schedule 2.1(e);

     (d) To the extent any consents or approvals shall be necessary to any of the transactions herein contemplated, deliver to the Acquiror copies of all such consents or approvals;

     (e) Deliver to the Acquiror (i) the articles of incorporation, as amended, of each of Team and Moore Co., certified by the Secretary of State of the State of Missouri as of a date not more than ten days prior to the Closing Date, and
(ii) the By-laws, as amended, of each of Team and Moore Co., certified as of the Closing Date by the Secretary or an Assistant Secretary of each of Team and Moore Co., respectively;

     (f) Deliver to the Acquiror an opinion of Menees, Whitney & Burnet, counsel for the Selling Shareholders and the Companies and Moore P.C., as to the matters set forth in Exhibit F;

     (g) Deliver to the Acquiror the original corporate minute books, stock transfer books and corporate seal of each of Team and Moore Co.; and

     (h) Deliver to the Acquiror certificate(s) representing the Shares with duly executed and valid stock powers attached in form for transfer to the Acquiror and otherwise acceptable in form and substance to the Acquiror; and

     (i) Deliver to the Acquiror documentation evidencing the consummation of the Moore P.C. Asset Assignment, in form and substance reasonably satisfactory to the Acquiror.

     (j) Deliver to the Acquiror the Team, Moore Co. and Moore P.C. Financial Statements in accordance with Section 2.2(a) of this Agreement.

     (k) Deliver to the Acquiror evidence that all indebtedness owed by the Companies to the Selling Shareholders (as reflected in the Team, Moore Co. and Moore P.C. Financial Statements), has been extinguished or converted to equity.


     9.2 Documents to be Delivered by the Acquiror. At the Closing, the Acquiror shall:

     (a) Deliver to the Companies and the Selling Shareholders a certificate of incumbency and copies of the resolutions adopted by the Board of Directors of the Acquiror, authorizing the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby, duly certified as of the Closing Date by the Secretary or an Assistant Secretary of the Acquiror;

     (b) Deliver to the Companies and the Selling Shareholders a certificate of the Acquiror, dated as of the Closing Date, to the effect that the representations and warranties of the Acquiror as contained in Article 3 of this Agreement are true and correct as of such Closing Date, and that the covenants of the Acquiror as contained in Articles 5 and 6 of this Agreement required to be performed or complied with on or prior to the Closing Date have been so performed or complied with;

     (c) To the extent any consents or approvals shall be necessary to any of the transactions herein contemplated, the Acquiror shall deliver to the Companies and the Selling Shareholders upon request copies of all such consents or approvals as obtained by the Acquiror;

     (d) Deliver to the Companies and the Selling Shareholders an opinion of Thompson Coburn, counsel for the Acquiror, as to the matters set forth in Exhibit G;

     (e) Deliver to the Selling Shareholders the Base Price as set forth in Sections 1.2 and 1.3 of this Agreement; and

     (f) Execute and deliver to the Selling Shareholders a Registration Rights Agreement substantially in the form of Exhibit H attached hereto and made a part hereof (the "Registration Rights Agreement").


                                   ARTICLE 10

                                 INDEMNIFICATION

     10.1 Indemnification of the Acquiror. By execution of this Agreement, the Selling Shareholders hereby acknowledge that the Acquiror shall be entitled to full indemnification by the Selling Shareholders of the following:

     (a) any and all loss, liability or damage (including judgments and settlement payments) incurred by Team, Moore Co., Moore P.C. or the Acquiror incident to, arising in connection with or resulting from any misrepresentation, breach, nonperformance or inaccuracy of any representation, warranty or covenant (to the extent such covenant, other than any covenant set forth in Section 5, is to be performed prior to the Closing Date) by the Selling Shareholders made or contained in this Agreement or in any Exhibit, Schedule, certificate or other document executed and delivered to the Acquiror by the Selling Shareholders or by or on behalf of Team, Moore Co. or Moore P.C. under or pursuant to this Agreement or the transactions contemplated herein;

     (b) any and all loss, liability or damage relating to Environmental Matters which arise from or relate to either Team's, Moore Co.'s or Moore P.C.'s operations prior to, or the condition of facilities owned or operated by Team, Moore Co. or Moore P.C. as of, the Closing Date;

     (c) any and all loss, liability or damage relating to Taxes which arise from or relate to (i) Team's, Moore Co.'s or Moore P.C.'s activities prior to the Closing Date; (ii) Tax periods ending on or prior to the Closing Date; or
(iii) the transactions contemplated by this Agreement and the 338(h)(10) Election, in each case except to the extent that any specific amount for any such Tax was recorded on Team's, Moore Co.'s or Moore P.C.'s books and reduced Team's, Moore Co.'s and Moore P.C.'s Combined Net Book Value or Combined Working Capital for the purposes of Section 1.4;

     (d) each of Team's, Moore Co.'s and Moore P.C.'s obligations with respect to any of the respective employees of any of Team, Moore Co. or Moore P.C. under any pension, profit sharing or retirement plan, collective bargaining agreement, consulting agreement, life insurance or other employee welfare benefit plan or vacation policy relating to any time prior to the Closing Date, and in particular, obligations for medical or life insurance benefits of any former or retired employees of any of Team, Moore Co. or Moore P.C. or their dependents;

     (e) except to the extent of payments actually received by the Acquiror pursuant to any insurance policies under which any of Team, Moore Co. or Moore P.C. is insured, any and all loss, liability or damage (including judgments and settlement payments) incurred by them incident to, arising in connection with or resulting from any act or failure to act by the Selling Shareholders or by any of Team, Moore Co. or Moore P.C. or their respective employees, including professional malpractice liability, prior to the Closing Date; and

     (f) any and all costs, expenses and all other actual damages incurred in claiming, contesting or remedying any breach, misrepresentation, nonperformance or inaccuracy described above, or in enforcing their rights to indemnification hereunder, including, by way of illustration and not limitation, all legal and accounting fees, other professional expenses and all filing fees and collection costs incident thereto and all such fees, costs and expenses incurred in defending claims which, if successfully prosecuted, would have resulted in loss, liability, costs, expense or other damage.

     (g) In the event that the Selling Shareholders reimburse the Acquiror for any Account Receivable which is uncollectible, the Acquiror shall immediately assign all rights in and to such Account Receivable to the Selling Shareholders. The Selling Shareholders thereafter shall have the right to pursue the collection of such receivables and to utilize the employees, resources, books and records of Team, Moore Co. or Moore P.C., as the case may be, in such collection process; provided that such efforts are in the ordinary course of business.

     (h) In the event that Medicare or Medicaid regulatory authorities assert a claim for adjustment to the cost reimbursement items of Team for a period or periods prior to the Closing Date, the Selling Shareholders shall determine if a reasonable basis for the adjustment exists. If the Selling Shareholders believe, in their reasonable judgment, that there is no reasonable basis for the adjustment asserted by the Medicare or Medicaid authorities, Team shall appeal such adjustment at the request of the Selling Shareholders. To the extent that Team is reimbursed in the then-current year for the costs of appealing the disallowance, Acquiror shall make no claim pursuant to this Article 10 against the Selling Shareholders for indemnification of the cost of such appeal. If, however, the Acquiror incurs out-of-pocket costs or other expenses that are not reimbursable or if the Acquiror is obligated to make any non-reimbursed cash payments while the appeal is pending or if the Acquiror is subject to a final judgment by the Medicare or Medicaid regulatory authorities, the indemnification obligations as set forth in this Article 10 of the Selling Shareholders to the Acquiror with respect to such costs and expenses shall remain in full force and effect. If the Acquiror is reimbursed for any out-of-pocket costs or expenses after payment by the Selling Shareholders pursuant to the indemnification provisions of this Article 10, Acquiror shall promptly pay to the Selling Shareholders for which the Acquiror has received reimbursement.

     10.2 Indemnification of the Selling Shareholders. By execution of this Agreement, the Acquiror hereby acknowledges that the Selling Shareholders shall be entitled to full indemnification by the Acquiror of the following:

     (a) any and all loss, liability or damage (including judgments and settlement payments) incurred by the Selling Shareholders incident to, arising in connection with or resulting from any misrepresentation, breach, nonperformance or inaccuracy of any representation, warranty or covenant (to the extent such covenant is to be performed prior to the Closing Date) by the Acquiror made or contained in this Agreement or in any Exhibit, Schedule, certificate or other document executed and delivered to the Selling Shareholders by the Acquiror; and

     (b) any and all costs, expenses and all other actual damages incurred in claiming, contesting or remedying any breach, misrepresentation, nonperformance or inaccuracy described above, or in enforcing its rights to indemnification hereunder, including, by way of illustration and not limitation, all legal and accounting fees, other professional expenses and all filing fees and collection costs incident thereto and all such fees, costs and expenses incurred in defending claims which, if successfully prosecuted, would have resulted in loss, liability, cost, expense or other damages.

     (c) In case a claim shall be made or any action shall be brought in respect of which recovery through indemnity will lie against the Acquiror pursuant to any provision of this Agreement, the Selling Shareholders shall promptly notify the Acquiror in writing, and the Acquiror shall promptly assume the defense thereof, including, with the consent of the Selling Shareholders, which consent shall not be unreasonably withheld, the employment of counsel, the payment of all expenses and the right to negotiate and consent to settlement. The Selling Shareholders shall have the right to employ separate counsel with respect to any such claim or in any such action and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of the Selling Shareholders unless the employment of such counsel has been specifically authorized in writing by the Acquiror or there is a conflict of interest that would prevent counsel for the Acquiror from adequately representing both Team, Moore Co. or Moore P.C. and the Acquiror, on the one hand, and the Selling Shareholders, on the other. The Acquiror shall not be liable for any settlement of any such action effected without its written consent, but if settled with the written consent of the Acquiror or if there be a final judgment for the plaintiff in any such action for which the Acquiror is required hereunder to assume the defense, the Acquiror agrees to indemnify and hold harmless the Selling Shareholders from and against any loss or liability by reason of such settlement or judgment.

     10.3 Notice of and Procedures for Collecting Indemnification.

     (a) Initial Claim Notice. When either the Acquiror, on the one hand, or the Selling Shareholders, on the other hand, become aware of a situation which may result in damages for which it or they would be entitled to be indemnified hereunder, such party (the "Indemnitee") shall submit a written notice (the "Initial Claim Notice") to the other party from which indemnification may be forthcoming pursuant to Section 10.1 or 10.2 (the "Indemnitor") to such effect with reasonable promptness after it first becomes aware of such matter and shall furnish the Indemnitor with such information as it has available demonstrating its right or possible right to receive indemnity. If the potential claim is predicated on, or later results in, the filing by a third party of any action at law or in equity (a "Third Party Claim"), the Indemnitee shall provide the Indemnitor with a supplemental Initial Claim Notice not later than ten (10) calendar days prior to the date on which a responsive pleading must be filed, and shall also furnish a copy of such claim (if made in writing) and of all documents received from the third party in support of such claim. In addition, each Initial Claim Notice shall name, when known, the person or persons making the assertions which are the basis for such claim. Failure by the Indemnitee to deliver an Initial Claim Notice or an update thereof in a timely manner shall not relieve the Indemnitor of any of its obligations under this Agreement except to the extent that actual monetary prejudice to the Indemnitor can be demonstrated.

     (b) Rights of Indemnitor. If, prior to the expiration of 30 calendar days from the mailing of an Initial Claim Notice (the "Claim Answer Period"), the Indemnitor shall request in writing that such claim not be paid, the same shall not be paid, and the Indemnitor shall settle, compromise or litigate in good faith such claim, and employ attorneys of its choice to do so; provided, however, that Indemnitee shall not be required to refrain from paying any claim which has matured by court judgment or decree, unless appeal is taken therefrom and proper appeal bond posted by the Indemnitor, nor shall it be required to refrain from paying any claim where such action would result in the foreclosure of a lien upon any of its assets or a default in a lease or other contract except a lease or other contract which is the subject of the dispute. The Indemnitee shall cooperate fully to make available to the Indemnitor and its attorneys, representatives and agents, all pertinent information under its control. The Indemnitee shall have the right to elect to settle or compromise all other contested claims with respect to which the Indemnitor has not, within the Claim Answer Period, acknowledged in writing (i) liability therefor, and
(ii) its election to assume full responsibility for the settlement, compromise, litigation and payment of such claim.

     (c) Final Claims Statement. At such time as damages for which the Indemnitor is liable hereunder are incurred by Indemnitee by actual payment thereof or by entry of a final judgment, the Indemnitee shall forward a Final Claims Statement to the Indemnitor setting forth the amount of such damages in reasonable detail on an itemized basis. The Indemnitee shall supplement the Final Claims Statement with such supporting proof of loss (e.g.

vouchers, canceled checks, accounting summaries, judgments, settlement agreement, etc.) as the Indemnitor may reasonably request in writing within thirty (30) calendar days after receipt by Indemnitor of a Final Claims Statement. All amounts reflected on Final Claims Statements shall be paid promptly by the Indemnitor to the Indemnitee and the Indemnitee shall have the right to immediate payment of proceeds from insurance policies paid to Indemnitor in connection with the claim for which the indemnification right arose.

     (d) Survival of Indemnification. Any other provision hereof to the contrary notwithstanding, the parties agree that the representations and warranties of the parties contained in this Agreement and any certificates delivered pursuant to this Agreement shall survive for a period of forty-eight (48) months after the Closing Date for purposes of this Article 10, regardless of any investigation made by either party prior to the date hereof or prior to the Closing Date. The Acquiror, on the one hand, and the Selling Shareholders, on the other hand, shall only be entitled to indemnification under this Article 10 for breaches of representations and warranties if an Initial Claim Notice describing the claim for which indemnification is sought is signed by an executive officer of the Acquiror or by the Selling Shareholders, as the case may be, and is submitted to the Acquiror or the Selling Shareholders, not later than forty-eight (48) months following the Closing Date. Any claim for indemnification pursuant to this Article 10 for breaches of representations and warranties not made prior to the expiration of such forty-eightmonth period shall be extinguished, and all representations and warranties with respect to which no claim is made prior to the expiration of such forty-eight-month period shall expire and be of no further force and effect.

     (e) Impact of Insurance Proceeds. The gross amount which an Indemnitor is liable to, for, or on behalf of the Indemnitee pursuant to this Article 10 (the "Indemnifiable Loss") shall be reduced (including, without limitation, retroactively) by any insurance proceeds actually recovered by or on behalf of such Indemnitee related to the Indemnifiable Loss, and shall be further reduced to take account of any tax benefit to the Indemnitee arising from the Indemnifiable Loss. Each Indemnitee hereunder agrees to diligently pursue claims for insurance covering an Indemnifiable Loss hereunder prior to attempting to collect for such Indemnifiable Loss from an Indemnitor; provided, however, that the foregoing shall not prevent the Indemnitee from providing the Indemnitor with an Initial Claim Notice with respect to such Indemnifiable Loss. If an Indemnitee shall have received or shall have had paid on its behalf an indemnity payment in respect of an Indemnifiable Loss and shall subsequently receive directly or indirectly insurance proceeds or tax benefits in respect of such Indemnifiable Loss, then such Indemnitee shall pay to such Indemnitor the amount of such insurance proceeds and tax benefits or, if less, the amount of such indemnity payment. For purposes of this Section, tax benefits arising from an Indemnifiable Loss shall be determined after taking into account the tax detriment, if any, arising from the receipt of insurance proceeds or indemnification payments by or on behalf of the Indemnitee and the tax benefit, if any, to the Indemnitee arising from any payments to the Indemnitor.

     10.4 Payment of Claims for Indemnification. Any amounts payable to the Acquiror pursuant to the provisions of Section 10.1 shall be the responsibility of the Selling Shareholders in accordance with Section 10.3 of this Agreement. Such amounts shall first be payable by offsetting all or a portion of the payments, if any, to be paid to the Selling Shareholders subsequent to the Closing Date pursuant to the Note or as Contingent Consideration. Any amounts in excess of the amount offset pursuant to the Note or as Contingent Consideration shall be paid promptly upon notice of the Acquiror to the Selling

Shareholders. Any amounts payable to the Selling Shareholders pursuant to the provisions of Section 10.2 of this Agreement shall be the responsibility of the Acquiror and shall be paid promptly upon notice of the Selling Shareholders to the Acquiror in accordance with Section 10.3 of this Agreement.

     10.5 Minimum and Maximum Dollar Limit on Indemnification. The parties hereto agree that no violations or breaches under any one or more of the representations and warranties of the Companies, the Selling Shareholders and the Acquiror set forth in this Agreement shall support a claim for losses, liabilities, costs, expenses or other damages unless and until such losses, liabilities, costs, expenses or other damages attributable to all violations and breaches exceed on a cumulative and aggregate basis the sum of Fifteen Thousand Dollars ($15,000); provided, however, that if such losses, liabilities, costs, expenses or other damages exceed the sum of $15,000, the Selling Shareholders shall be obligated to indemnify the party entitled to indemnification under this
Article 10 for cumulative and aggregate losses, liabilities, costs, expenses or other damages in the amount of such initial sum of $15,000 and thereafter in amounts equal to or in excess of $5,000; provided further, however, that the Acquiror shall be entitled to indemnification hereunder only to the maximum aggregate amount of One Million Five Hundred Thousand Dollars ($1,500,000.00), and the Selling Shareholders shall be entitled to indemnification hereunder only to the maximum aggregate amount of $1,500,000. The $1,500,000 limitation provided for in this Section 10.5 shall not apply with respect to claims for indemnification by the Acquiror for losses, liabilities, costs, expenses or other damages for Taxes pursuant to Section 10.1(c).

     10.6 Dispute Resolution. All disputes under this Article 10 shall be settled by arbitration in St. Louis, Missouri before a single arbitrator pursuant to the rules of the American Arbitration Association (the "AAA"). Arbitration may be commenced at any time by any party hereto giving written notice to each other party to a dispute that such dispute has been referred to arbitration under this Section 10.6. The arbitrator shall be selected by the joint agreement of the Acquiror and the Selling Shareholders, but if they do not so agree within twenty (20) calendar days after the date of the notice referred to above, the selection shall be made pursuant to the rules from the panels of arbitrators maintained by the AAA. Any award rendered by the arbitrator shall be conclusive and binding upon the parties hereto; provided, however, that any such award shall be accompanied by a written opinion of the arbitrator giving the reasons for the award. This provision for arbitration shall be specifically enforceable by the parties, and the decision of the arbitrator in accordance herewith shall be final and binding and there shall be no right of appeal therefrom. Each party shall pay its own expenses of arbitration and the expenses of the arbitrator shall be paid one-half by the Acquiror and one-half by the Selling Shareholders; provided, however, that if in the opinion of the arbitrator any claim for indemnification or any defense or objection thereto was unreasonable, the arbitrator may assess, as part of his or her award, all or any part of the expenses of the arbitrator against the party raising such unreasonable claim, defense or objections.

                                   ARTICLE 11

                        FEDERAL AND OTHER SECURITIES LAWS

     11.1 Investment Representations.

     (a) This Agreement is made with the Selling Shareholders in reliance upon the Selling Shareholders representations to the Acquiror, which by their execution hereof the Selling Shareholders hereby confirm, that the Acquiror Common Stock issued as the Closing Stock Payment or as any portion of any payment of the Contingent Consideration or Tail Contingent Consideration (all such securities are referred to as the "Securities" for purposes of this Article 11) to be received by them will be acquired for investment for their own accounts, not as a nominee or agent, and not with a view to the sale or distribution of any part thereof, and that they have no present intention of selling, granting participation in, or otherwise distributing the same. By executing this Agreement, the Selling Shareholders further represent that they do not have any contract, undertaking, agreement or arrangement with any person to sell, transfer, or grant participations to such person or to any third person, with respect to any of the Securities.

     (b) The Selling Shareholders understand that the Securities are not registered under the 1933 Act, on the ground that the sale provided for in this Agreement and the issuance of Securities hereunder should be exempt from registration under the 1933 Act and that the Acquiror's reliance on such exemption is predicated on the Selling Shareholders' representations set forth herein. The Selling Shareholders realize that the basis for the exemption may not be present if, notwithstanding such representations, the Selling Shareholders have in mind merely acquiring the Securities for a fixed or determinable period in the future, or for a market rise or for sale if the market does not rise. The Selling Shareholders confirm that they have no such intention.

     (c) The Selling Shareholders represent that they are "accredited investors" within the meaning of Rule 501 under the 1933 Act and that they are experienced in evaluating and investing in companies such as the Acquiror, are able to fend for themselves in the transactions contemplated by this Agreement, have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of their investment and have the ability to bear the economic risks of their investment. The Selling Shareholders further represent that they have had access, during the course of the transaction and prior to their purchase of the Securities, to the information filed by the Acquiror with the Securities and Exchange Commission and that they have had, during the course of the transaction and prior to her execution hereof, the opportunity to ask questions of, and to receive answers from, the Acquiror concerning the terms and conditions of the offering of the Securities and to obtain additional information necessary to verify the accuracy of any information furnished to them or to which they have had access.

     (d) The Selling Shareholders understand that the Securities may not be sold, transferred or otherwise disposed of without registration under the 1933 Act or an exemption therefrom, and that in the absence of an effective registration statement covering the Securities or an available exemption from registration under the 1933 Act, the Securities must be held indefinitely. In particular, the Selling Shareholders are aware that the Securities may not be sold pursuant to Rule 144 promulgated under the 1933 Act unless all of the conditions of that Rule are met. The Selling Shareholders represent that, in the absence of an effective registration statement covering the Securities, they will sell, transfer or otherwise dispose of the Securities only in a manner consistent with their representations set forth herein and then only in accordance with the provisions of Section 11.1(e) hereof.

     (e) The Selling Shareholders agree that in no event will they make a transfer or disposition of any of the Securities (other than in accordance with the terms of conversion thereof or pursuant to an effective registration statement under the 1933 Act), unless and until (i) the Selling Shareholders shall have notified the Acquiror of the proposed disposition and shall have furnished the Acquiror with a statement of the circumstances surrounding the disposition and assurance that the proposed disposition is in compliance with all applicable laws and (ii) if reasonably requested by the Acquiror, at the expense of the Selling Shareholders or the transferee, they shall have furnished to the Acquiror an opinion of counsel, reasonably satisfactory to the Acquiror, to the effect that such transfer may be made without registration under the 1933 Act.

     11.2 Legends; Stop Transfer.

     (a) All certificates for the Securities may bear the following or a substantially similar legend:

                  THE SECURITIES REPRESENTED BY THIS CERTIFICATE MAY NOT BE SOLD, TRANSFERRED, HYPOTHECATED OR OTHERWISE ASSIGNED EXCEPT PURSUANT TO (i) A REGISTRATION STATEMENT RELATING TO THE SECURITIES WHICH IS EFFECTIVE UNDER THE SECURITIES ACT OF 1933, (ii) RULE 144 UNDER SUCH ACT, OR (iii) AN OPINION OF COUNSEL OR OTHER EVIDENCE SATISFACTORY TO REHABCARE GROUP, INC., THAT ANOTHER EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF SUCH ACT IS AVAILABLE.

     (b) The certificates for the Securities may also bear any legend required by any applicable state securities or other law.

     (c) In addition, the Companies shall make a notation regarding the restrictions on transfer of the Securities in their respective records and the Securities shall be transferred on the books of the Acquiror only if transferred or sold pursuant to an effective registration statement under the 1933 Act covering such shares or pursuant to and in compliance with the provisions of
Section 11.1(e) hereof.

                                   ARTICLE 12

                                  MISCELLANEOUS

     12.1 Notices. Any notices or other communications required or permitted hereunder to any party hereto shall be sufficiently given if delivered in person or sent by certified or registered mail, postage prepaid, addressed as follows:

     In the case of the Acquiror or the Companies (following the Closing Date):

                    RehabCare  Group,  Inc.
                    7733  Forsyth  Boulevard,  Suite  1700
                    St.  Louis, Missouri 63105
                    Attn: James M. Usdan, President and Chief Executive Officer

                           With a copy to:

                                    Thompson Coburn
                                    One Mercantile Center, Suite 3400
                                    St. Louis, Missouri  63101
                                    Attn:  Robert M. LaRose, Esq.

  In the case of the Selling Shareholders or the Companies (prior to the Closing
Date):

                                    Team Rehab
                                    141 N. Meramec, Suite 103
                                    Clayton, Missouri  63105
                                    Attn:  Ms. Marilyn Moore, RPT, President

                           With a copy to:

                                    Menees, Whitney & Burnet
                                    8000 Bonhomme, Suite 207
                                    Clayton, Missouri  63105
                                    Attn:  Terry Burnet, Esq.

or such substituted address as any party shall have given notice to the others in writing in the manner set forth in this Section 12.1.

     12.2 Amendment. This Agreement may be amended or modified in whole or in part only by an agreement in writing executed by all parties hereto and making specific reference to this Agreement.

     12.3 Waiver. The parties hereto may, by written agreement: (a) extend the time for the performance of any of the obligations or other acts of the parties hereto; (b) waive any inaccuracies in the representations contained in this Agreement; (c) waive compliance with, or modify, any of the covenants or conditions contained in this Agreement; and (d) waive or modify performance of any of the obligations of any of the parties hereto; provided, however, that no such waiver or failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall operate as a waiver of, or an estoppel with respect to, any subsequent insistence upon such strict compliance other than with respect to the matter so waived or modified.

     12.4 Termination. This Agreement may be terminated by the parties hereto prior to Closing as follows:

     (a) by mutual written consent of the Acquiror and the Selling Shareholders;

     (b) upon written notice from the Acquiror to the Selling Shareholders if any of the conditions precedent to the Acquiror's obligations hereunder shall have become incapable of fulfillment through no fault of the Acquiror;

     (c) upon written notice from the Selling Shareholders to the Acquiror if any of the conditions precedent to the Selling Shareholders' obligations hereunder shall have become incapable of fulfillment through no fault of the Selling Shareholders;

     (d) by the Acquiror, on the one hand, or the Selling Shareholders, on the other hand, in the event of a breach by the other party to this Agreement of any representation, warranty or agreement contained herein, which breach is not cured within 30 days after written notice thereof is given to the breaching party by the non-breaching party or is not waived by the non-breaching party during such period; or

     (e) at the election of the Acquiror or the Selling Shareholders if the Closing has not occurred on or prior to February 28, 1997.

     12.5 Indebtedness of Future Acquisitions. The Acquiror agrees that, in any subsequent stock purchase, merger, consolidation, asset acquisition or other business combination in which the Acquiror is the surviving or acquiring entity, any indebtedness issued by the Acquiror to any shareholders or owners of such acquired company or entity, or to such acquired company or entity itself, shall not be senior by its terms to the principal and interest payments under the Note.

     12.6  Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, all of which taken together shall constitute one instrument.

     12.7 Binding on Successors and Assigns. This Agreement shall be binding upon, inure to the benefit of and be enforceable by and against the parties hereto and their respective successors and assigns in accordance with the terms hereof. No party hereto may assign its interest under this Agreement without the prior written consent of the other parties hereto.

     12.8 Severability. In the event that any one or more of the provisions contained in this Agreement or any application thereof shall be invalid, illegal or unenforceable in any respect, the validity, legality or enforceability of the remaining provisions of this Agreement and any other application thereof shall not in any way be affected or impaired thereby; provided, however, that to the extent permitted by applicable law, any invalid, illegal, or unenforceable provision may be considered for the purpose of determining the intent of the parties in connection with the other provisions of this Agreement.

     12.9 Headings. The headings in the sections and subsections of this Agreement and in the Schedules are inserted for convenience only and in no way alter, amend, modify, limit or restrict the contractual obligations of the parties.

     12.10 Expenses of Litigation. In the event of any litigation arising from the breach of this Agreement, the Note, the Employment Agreement or the Registration Rights Agreement, the prevailing party in such litigation shall be entitled to recover reasonable attorneys' fees and costs, including appeals.

     12.11 Press Releases. Except as may be required by law or as provided in this Section 12.11, none of the Acquiror, the Companies or the Selling Shareholders shall engage in, encourage, or support any publicity or disclosure of any kind or form in connection with this

Agreement or the transactions contemplated hereby unless the Acquiror, the Companies and the Selling Shareholders mutually agree in advance on the form, timing and contents of any such publicity, announcement or disclosure, whether to the financial community, government agencies or the public generally. Notwithstanding the foregoing, nothing in this Section 12.11 shall prohibit the Acquiror or the Companies from disclosing the transactions contemplated pursuant to this Agreement to their respective parent or affiliate companies, whether direct or indirect.

     12.12 List of Exhibits and Schedules. As mentioned in this Agreement, there are attached hereto or delivered herewith (except for Schedule 2.2(a) which shall be delivered with the Team, Moore Co. and Moore P.C. Financial Statements), the following Exhibits and Schedules:

                                    EXHIBITS

                                                                    Section
Exhibit                       Document                              Reference

A                             Shareholders' Equity Ownership        Intro.
B                             Subordinated Promissory Note          1.3(b)
C                             Articles of Incorporation             2.1(b)
D                             By-laws                               2.1(b)
E                             Employment Agreement                  7.7
F                             Opinion of Menees, Whitney & Burne    9.1(f)
G                             Opinion of Thompson Coburn            9.2(d)
H                             Registration Rights Agreement         9.2(f)

                                    SCHEDULES

Schedule
  No.                         Schedule Caption

1.5                           Contingent Consideration
2.1(d)                        Capitalization and Shareholders
2.1(e)                        Foreign Qualifications
2.1(g)                        Ownership Interests
2.1(j)                        Violations or Conflicts
2.1(k)                        Government Consents
2.2(a)                        Exceptions to the Team, Moore Co. and Moore P.C.
                                Financial Statement Presentation
2.2(b)                        Undisclosed Liabilities
2.2(c)                        Capital Leases
2.2(d)                        Certain Changes
2.3(b)                        Returns Filed and Taxes Paid Exceptions
2.3(c)                        Miscellaneous Tax Matters
2.3(d)                        Audit History and Other Proceedings
2.4(a)                        Properties and Title Exceptions
2.4(b)                        Leases
2.4(c)                        Condition of Assets
2.5                           Intellectual Property

2.6(a)                        Debt Instruments
2.6(b)                        Contracts
2.6(c)                        Insurance
2.6(d)                        Assignments and Defaults
2.7                           Employment Relationships
2.8                           Employee and Fringe Benefit Plans
2.9                           Labor Relations
2.10                          Litigation
2.11                          Compliance With Laws
2.11(d)(i)                    Environmental Matters
2.12                          Bank Accounts
2.13                          Transactions with Affiliates
2.16                          Salary Equivalency Conversion
3.6                           Acquiror Financial Statements
6.4                           Guarantees

Each of the foregoing Exhibits and Schedules is incorporated herein by this reference and expressly made a part hereof.

     12.13 Expenses. Except to the extent otherwise provided in this Agreement, each of the parties hereto shall bear its own expenses incurred in connection with this Agreement and the transactions herein contemplated, including, but not limited to, legal and accounting fees and expenses.

     12.14 Entire Agreement. All prior negotiations and agreements among the parties hereto are superseded by this Agreement, and there are no representations, warranties, understandings or agreements other than those expressly set forth herein or in an Exhibit or Schedule delivered pursuant hereto, except as modified in writing concurrently herewith or subsequent hereto.

     12.15 Governing Law. This Agreement shall be governed by and construed and interpreted according to the laws of the State of Missouri, determined without reference to conflicts of law principles.


     [the remainder of this page is left intentionally blank]

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized representatives on the day and year first above written.

                                  The Acquiror:

                                  REHABCARE GROUP, INC.



                                  By /s/ James M. Usdan
                                  James M. Usdan, President and Chief Executive
                                                         Officer


                                  The Companies:

                                  TEAMREHAB, INC.



                                  By /s/ Marilyn A. Moore
                                  Marilyn A. Moore, President


                                  MOORE REHABILITATION SERVICES,
                                         INCORPORATED



                                   By /s/ Marilyn A. Moore
                                   Marilyn A. Moore, President


                                   MOORE REHABILITATION SERVICES,
                                      P.C.


                                   By /s/ Marilyn A. Moore
                                   Marilyn A. Moore, President

                                  The Selling Shareholders:


                                  /s/ Marilyn A. Moore
                                  Marilyn A. Moore
                                  THE MARILYN A. MOORE REVOCABLE TRUST U/T/A
                                       FEBRUARY 23, 1990



                                   By/s/ Marilyn A. Moore
                                   Marilyn A. Moore, Trustee



                                   /s/ Marilyn A. Moore
                                   Marilyn A. Moore, as Custodian for
                                     Christopher S.Moore under the Missouri
                                     Transfers to Minors Law


                                   /s/ Marilyn A Moore
                                   Marilyn A. Moore, as Custodian for Preston J.
                                     Moore under the Missouri Transfers to
                                     Minors Law


                                   /s/ Marilyn A. Moore
                                   Marilyn A. Moore, as Custodian for Joan L.
                                     Moore under the Missouri Transfers to
                                     Minors Law

                                  SCHEDULE 1.5

              CONTINGENT CONSIDERATION DEFINITIONS AND CALCULATIONS


Definitions

        "Base EBIT" shall mean the Target Minimum Cumulative EBIT for the fiscal year ending December 31, 1997.

     "Cumulative EBIT" for a given fiscal year shall mean an amount equal to the sum of:

                   (a) the combined aggregate net income of the Companies during such fiscal year, determined in accordance with GAAP consistently applied, but specifically (i) including, as if they were earnings, the amount of earnings of any entity acquired by the Acquiror as shall have been agreed upon by the Acquiror and the Selling Shareholder pursuant to Section 6.3 hereof, (ii) including, as if they were earnings, any of the Acquiror's overhead, as it exists prior to the consummation of the stock purchases of the Companies set forth in the Agreement, that the Acquiror is able to allocate to the Medicare portion of the Companies' operations and that is passed through to and accepted by Medicare under cost reimbursement, and (iii) excluding, in the event that the Acquiror and the Companies consolidate certain of administrative functions in an effort to realize savings to the Acquiror on a consolidated basis, any amounts of administrative overhead costs allocated by the Acquiror to the Companies that are in excess of the costs which the Companies would have incurred had the consolidated administrative functions remained distinct; plus

                  (b) the combined aggregate net interest expense (as reduced by any interest income), amortization of goodwill associated with the acquisition of the Companies by Acquiror, and the combined aggregate tax expense of the Companies for such fiscal year; plus

                  (c) beginning in the fiscal year ended December 31, 1998, the Cumulative EBIT of the Companies for the preceding fiscal year.

For purposes of determining the Target Minimum Cumulative EBIT for the fiscal year ended December 31, 1997 pursuant to this Schedule 1.5 (including the tables set forth herein), the Cumulative EBIT of the Companies for the fiscal year ended December 31, 1996 shall be deemed to equal to One Million Two Hundred Seventy Thousand Dollars ($1,270,000.00) (the "the Agreed 1996 Combined Earnings"), unless, based on the calculation pursuant to Section 1.4 of the attached Agreement, the Recalculated 1996 Combined Earnings of the Companies for the fiscal year ended December 31, 1996 are less than the Agreed 1996 Combined Earnings of the Companies by a factor of more than 10%. In such case the Cumulative EBIT of the Companies for the fiscal year ended December 31, 1996 shall be deemed to equal the Recalculated 1996 Combined Earnings.

        "Excess EBIT Multiplier" shall mean the factor for a given fiscal year as set forth in the Excess EBIT Multiplier column of the table in this Schedule
1.5 by which the excess of Cumulative EBIT over the Target Minimum Cumulative EBIT, each determined for such fiscal year, shall be multiplied to determine the Contingent Consideration to be paid to the Selling Shareholders for such fiscal year.

        "Maximum Cumulative Contingent Consideration" shall mean the maximum amount of aggregate Contingent Consideration that is payable through a given fiscal year as set forth in the Maximum Cumulative Contingent Consideration table in this Schedule 1.5 below.

        "Target Minimum Cumulative EBIT" shall mean the minimum amount of Cumulative EBIT that the Companies must have through a given fiscal year to require a payment of Contingent Consideration for such fiscal year.

Calculations

        Subsequent to the consummation of the stock acquisitions contemplated in the attached Agreement, the fiscal year used to measure Cumulative EBIT (and to which the EBIT Multiplier, Target Minimum Cumulative EBIT and Maximum Cumulative Contingent Consideration set forth on the table below relate) will end on the 31st day of December in the year indicated on the table below. The Contingent Consideration payable to the Selling Shareholders for a given fiscal year will be determined pursuant to the formula set forth in Section 1.5(c) of the attached Agreement.


        1. Agreed 1996 Combined Earnings. Table 1, below, assumes that the Recalculated 1996 Combined Earnings do not vary from the Agreed 1996 Combined Earnings by a factor of more than 10%. In such case, the Cumulative EBIT for the fiscal year ending December 31, 1996 would be deemed to be equal to the Agreed 1996 Combined Earnings of $1,270,000. The Target Minimum Cumulative EBIT for the fiscal year ending December 31, 1997, $1,524,000, which is also the Base EBIT for purposes of calculating the Target Minimum Cumulative EBIT for all subsequent years, would be determined by multiplying the Agreed 1996 Combined Earnings, $1,270,000, by 1.20. For all subsequent fiscal years, the Target Minimum Cumulative EBIT for a given year was determined by multiplying the immediately prior fiscal year's Target Minimum Cumulative EBIT by 1.20 and adding to such product the Base EBIT ($1,524,000).

                                     Table 1


                                                                    Target                         Maximum
  Fiscal Year                    Excess                             Minimum                      Cumulative
    Ending                        EBIT                            Cumulative                     Contingent
December 31                    Multiplier                            EBIT                       Consideration
       1997                      4.19                              $1,524,000                       $  600,000
       1998                      4.19                               3,352,800                        1,200,000
       1999                      4.19                               5,547,360                        1,800,000
       2000                      4.19                               8,180,832                        2,400,000



         2. Actual 1996 Combined Earnings In the event that the Cumulative EBIT for the year ended December 31, 1996 is deemed pursuant to this Schedule 1.5 to be equal to the Recalculated 1996 Combined Earnings rather than the Agreed 1996 Combined Earnings, the calculations shown in Table 1 would be adjusted such that the Target Minimum Cumulative EBIT for the fiscal year ended December 31, 1997 (which would also be the Base EBIT for purposes of calculating the Target
Minimum Cumulative EBIT in subsequent years) would be the product of the Recalculated 1996 Combined Earnings and 1.20. The Target Minimum Cumulative EBIT for all subsequent years would be recalculated accordingly using such adjusted Base EBIT. Accordingly, the Maximum Cumulative Contingent Consideration for each fiscal year would also be adjusted by multiplying the Maximum Cumulative Contingent Consideration for each fiscal year shown in Table 1 by the percentage by which the Recalculated 1996 Combined Earnings varies from the Agreed 1996 Combined Earnings.

Table 2, below, assumes that the Recalculated 1996 Combined Earnings of the Companies are $1,117,600, reflecting a downward variance from the Agreed 1996 Combined Earnings ($1,270,000) of $152,400, or 12%, and resulting in the use of the Recalculated 1996 Combined Earnings as the Cumulative EBIT for the year ended December 31, 1996. In such case, the Target Minimum Cumulative EBIT for the fiscal year ended December 31, 1997 (which also serves as the Base EBIT) would be calculated by multiplying the Recalculated 1996 Combined Earnings, $1,117,600, by 1.20. The adjusted Target Minimum Cumulative EBIT for the year ended December 31, 1997 ($1,341,120) would then be used as the Base EBIT for purposes of calculating the Target Minimum Cumulative EBIT for subsequent years, and the Maximum Cumulative Contingent Consideration for each fiscal year would be equal to the product of the Maximum Cumulative Contingent Consideration for such fiscal year shown in Table 2 and 0.88.

                                     Table 2

                                                                    Target                         Maximum
Fiscal Year                      Excess                             Minimum                      Cumulative
  Ending                          EBIT                            Cumulative                     Contingent
December 31                    Multiplier                            EBIT                       Consideration
       1997                      4.19                             $ 1,341,120                       $  528,000
       1998                      4.19                               2,950,464                        1,056,000
       1999                      4.19                               4,881,677                        1,584,000
       2000                      4.19                               7,199,132                        2,112,000



                                                              Exhibit 10.20
                                    Exhibit B

                  THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. IT MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THE SECURITIES UNDER SAID ACT OR AN OPINION OF COUNSEL SATISFACTORY TO REHABCARE GROUP, INC., THAT SUCH REGISTRATION IS NOT REQUIRED.

                                             SUBORDINATED PROMISSORY NOTE


$1,500,000.00                                              January 28, 1997
                                                           St. Louis, Missouri



                  FOR VALUE RECEIVED, the undersigned, REHABCARE GROUP, INC., a Delaware corporation (hereinafter "Maker"), promises to pay to the order of MARILYN A. MOORE (hereinafter "Holder"), at such place as Holder may from time to time designate in writing, the principal sum of One Million Five Hundred Thousand and 00/100 Dollars ($1,500,000.00). Interest shall accrue on the unpaid principal balance from the date hereof at the lower of the maximum rate permitted by law or eight percent (8%) per annum.

                  Principal and interest payable under this Note shall be payable ratably commencing May 1, 1997 in sixteen (16) consecutive quarterly installments in the amount of Ninety-Three Thousand, Seven Hundred Fifty Dollars ($93,750.00) each.

                  In the event any payment falls due on a Saturday, Sunday or legal holiday, the payment shall instead be due on the next business day with the same effect as if such payment had been paid on the due date thereof. Interest shall be calculated on the basis of the actual days elapsed and a year of 365 or 366 days, as applicable.

                  Should default be made in payment of any installment of principal or interest when due, the whole sum of unpaid principal and interest shall immediately become due and payable at the option of Holder upon the expiration of ten (10) days following written demand for payment to Maker or any third party, as appropriate, unless default is cured within such ten (10) day period.

                  Maker waives presentment, protest and notice of dishonor or nonpayment.

                  Maker shall pay to Holder reasonable attorneys' fees and all costs and other expenses reasonably incurred by Holder in enforcing payment and in connection with collection of any amount due under this Note; provided, however, that Holder must first provide Maker written notice that it will take action to enforce payment.

                  This Note is given pursuant to the terms of the Stock Purchase Agreement, dated as of January 27, 1997 (the "Stock Purchase Agreement"), among Maker, Holder, Team Rehab, Inc., a Missouri corporation, Moore Rehabilitation Services, Incorporated, a Missouri corporation and Moore Rehabilitation Services, P.C., an Illinois professional corporation. The principal sum of this
Note is  subject  to  reduction  upon the terms and in the  manner  set forth in
Article 10 of the Stock Purchase Agreement, in which case, this Note shall be deemed to evidence a promise to pay such reduced principal amount. If such a reduction in the principal amount is effected, this Note shall be marked to show the reduced principal amount or shall be exchanged for a new Subordinated Promissory Note reflecting the reduced principal amount, but being otherwise in form and substance substantially identical to this Note.
                  Maker may, at its option, at any time on or after January , 1998, redeem this Note at 100% of the then outstanding principal amount of the
Note) plus accrued interest to the Redemption Date (as defined below).

                  Notice of redemption at the option of Maker will be mailed at least 30 days but not more than 60 days before the Redemption Date to Holder of this Note to be redeemed at his registered address as set forth in the Note register. On and after the date set forth in the notice as the date upon which Maker will redeem this Note called for redemption (the "Redemption Date") interest shall cease to accrue on this Note or portions thereof called for redemption by Maker provided that there is no default in the payment of the redemption price by Maker on the Redemption Date.

     For the purposes of this Note, the following terms shall have the respective meanings ascribed to them:

     "Indebtedness" of Maker as of any determination date shall mean:

                                    (i) any  debt  of  Maker  (A)  for  borrowed
                           money, (B) evidenced by a note, debenture or similar instrument (including a purchase money obligation) given in connection with the acquisition of any property or assets (other than inventory, goods, materials and services or similar property acquired in the ordinary course of business), including securities, (c) representing payment obligations of Maker arising out of interest swap arrangements of
                           Maker  relating to debt  referenced  in clause (A) or
                           (B) above or reimbursement obligations with respect to letters of credit, or (D) for the payment of money relating to the lease of any property which lease is capitalized on the balance sheet of Maker (consolidated if Maker shall have any subsidiary) in accordance with generally accepted accounting principles, consistently applied; and

                                    (ii) any  debt of  others  described  in the
                           preceding clause (i) which Maker has guaranteed or for which it is otherwise liable or for which assets of Maker serve as collateral (in which case the amount of such debt shall be equal to the fair market value of such collateral as determined in good faith by the Board of Directors of Maker).

     "Senior Debt" of Maker as of the date of any determination thereof shall mean all Indebtedness of Maker which is not expressed to be subordinated or junior to any other Indebtedness of Maker, including without limitation all present and future obligations and Indebtedness of Maker to The Boatmen's National Bank of St. Louis, whether or not contingent, consisting of principal, interest, fees, charges and other obligations and sums.

                  This Note is subordinate and junior in right of payment and performance, to the extent and in the manner hereinafter set forth, to the Senior Debt of Maker. The Senior Debt shall continue to be Senior Debt and entitled to the benefits of these subordination provisions irrespective of any amendment, modification or waiver of any term of the Senior Debt (including but not limited to modifications to interest rates and payment terms) or extension, renewal or refinancing of the Senior Debt, or the creation of any new Senior Debt, whether or not presently contemplated by Maker. If any Senior Lender (as hereinafter defined) gives Maker and Holder a written notice (a "Default Notice") which (i) states that one or more Events of Default (as hereinafter defined) has occurred and is continuing, and (ii) instructs Maker to cease making payments and Holder to cease accepting and receiving payments, of amounts due under this Note, then, unless and until such Event of Default shall have been cured or waived or shall have ceased to exist, Maker will not make and

Holder will not ask for, demand, sue for, take or receive from Maker, any direct or indirect payment (in cash, property or otherwise) on account of the principal of, or premium, if any, or interest on this Note, during any period after written notice of such default shall have been given to Maker by a holder of any Senior Debt. In the event of: (i) any insolvency, bankruptcy, receivership, liquidation, reorganization, readjustment, composition or other similar proceeding relating to Maker, or to its property, (ii) any proceedings for the liquidation, dissolution or other winding-up of Maker, voluntary or involuntary, whether or not involving insolvency or bankruptcy proceedings, (iii) any assignment by Maker for the benefit of its creditors, or (iv) any other marshalling of the assets of Maker, all Senior Debt (including any interest thereon accruing after the commencement of any such proceedings and any additional interest that would have accrued thereon but for the commencement of such proceedings) shall first be paid in full before any payment or distribution, whether in cash or other property, shall be made to Holder on account of this Note. Notwithstanding any provision contained in this Note, so long as a Senior Lender has not sent Maker and Holder a Default Notice, Maker shall pay to Holder and Holder may receive, accept and apply, the regularly scheduled interest and principal payments provided for herein on this Note as and when the same become due. For purposes hereof, the term "Event of Default" shall mean any Event of Default, as defined in any loan document, lease, note, guaranty or any other agreement, instrument or document under which the same is now or hereafter outstanding (each hereinafter referred to as a "Senior Loan Document," which term shall include any modifications, amendments, extensions, renewals or replacements thereof), such that the holders thereof accelerate the maturity thereof. The term "Senior Lender" shall mean and include each obligee or other holder of any of the obligations included in the meaning of "Senior Debt," including but not limited to The Boatmen's National Bank of St. Louis and its successors and assigns. If any payment or distribution, whether in cash, securities or other property, shall be received by Holder in contravention of any of the terms hereof and before all the Senior Debt shall have been paid in full, and a Default Notice shall have preceded such payment or distribution, such payment or distribution shall be received in trust for the benefit of, and shall be paid over or delivered and transferred to, the holders of the Senior Debt for application to the payment of all Senior Debt remaining unpaid, to the extent necessary to pay all such Senior Debt in full and, thereupon, such payment shall not be deemed to have been received by Holder as a payment or payments under this Note. In the event of the failure of Holder to endorse or assign any such payment or distribution, the holder of the Senior Debt is hereby irrevocably authorized to endorse or assign the same. No present or future holder of the Senior Debt shall be prejudiced in the right to enforce subordination of this Note by any act or failure to act on the part of Maker.

                  The foregoing provisions as to subordination are solely for the purpose of defining the relative rights of the holders of the Senior Debt, on the one hand, and Holder, on the other hand. Nothing contained herein shall impair, as between Maker and Holder, the obligation of Maker, which is unconditional and absolute, to pay to Holder the principal hereof and interest hereon as and when the same shall become due and payable in accordance with the terms hereof, or prevent Holder from exercising all rights, powers and remedies otherwise permitted by applicable law or hereunder upon a default hereunder, all subject to the rights of the holders of the Senior Debt to receive cash or other property otherwise payable or deliverable to Holder. Holder will take such action (including, without limitation, consent to the filing of a financing statement with respect thereto) as may, in the opinion of any holder of Senior Debt at the time outstanding, be necessary or appropriate to assure the effectiveness of the subordination effected by these provisions.

                  Subject to the foregoing provisions as to subordination, the Maker agrees that, in any stock purchase, merger, consolidation, asset acquisition or other business combination consummated by the Maker after the date hereof in which the Maker is the surviving or acquiring entity, any indebtedness issued by the Maker to any shareholders or owners of such acquired company or entity, or to such acquired company or entity itself, shall not be senior by its terms to the principal and interest payments under this Note.

                  Notwithstanding anything herein to the contrary, Holder may accelerate this Note and commence enforcement actions with respect thereto, or otherwise receive and accept payments under this Note, if a Default Notice has been given to Maker or Holder by a Senior Lender and (i) within 180 days from the date of such Default Notice, the Event or Events of Default described therein are not waived by the Senior Lender, eliminated as a result of an amendment or modification of the Senior Loan Documents or cured, or (ii) the Senior Lender accelerates its Senior Debt and commences enforcement actions with respect thereto or the collateral therefor. In the event that the Senior Lender has sent Maker and Holder a Default Notice, Holder shall have no right to accelerate, enforce any claim with respect to this Note, or otherwise take any action against Maker or Maker's property without the prior written consent of Senior Lenders, until such time as the Senior Debt has been paid in full and Senior Lenders have no obligation to make further advances to Maker.

                  Maker  hereby   covenants   and  agrees  to  send  to  Holder,
immediately upon receipt by Maker, any notice of acceleration or commencement of enforcement actions received by Maker from the Senior Lender.

                  Each Default Notice shall be deemed to have been given by a Senior Lender to Maker or Holder when delivered in person to such party at Holder's address listed in the Stock Purchase Agreement or when deposited in the United States mail, first class postage prepaid, or, in the case of telegraphic notice or overnight courier services, one business day after delivered to the telegraphic company or overnight courier service with payment provided for, or in the case of telex or telecopy notice, when sent, verification received, in each case addressed to Maker and Holder at their respective addresses listed in the Stock Purchase Agreement or at such other address as either party may designate by notice to the other in accordance with this paragraph.

                  This Note and each of the terms hereof shall be binding upon Maker's successors and assigns. No failure on the part of Holder hereunder to exercise, and no delay in exercising any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or remedy hereunder preclude any other or further exercise of any other right, power or remedy.

                  Holder may not assign this Note without the prior written consent of Maker, except that Holder may collaterally assign Holder's interests in this Note without such written consent. Any prohibited assignment will be null and void.

                  This Note may not be changed, modified or terminated orally, but may be changed, modified or terminated only by an agreement in writing signed by Holder hereof and only with the prior written consent of the holders of Senior Debt or others who are committed to make future advances to Maker that would constitute Senior Debt if and when the same are made.

                  Principal and interest payable hereunder shall be paid in lawful money of the United States. The terms and provisions hereof shall be governed by the laws of the State of Delaware.

                  Executed as an instrument under seal as of the date first above written.

                                             MAKER:

                                             REHABCARE GROUP, INC.

Witnessed:


                                             By:
                                             James M. Usdan, President and Chief
                                                 Executive Officer

                                                    ASSIGNMENT FORM

I/We assign and transfer this Note
(insert name address and zip code of assignee)[ ] (insert assignee's social security number or taxpayer identification number) and irrevocably appoint _____________________________________ as agent to transfer this Note on the books and records of Maker. The agent may substitute another to act for it.


Date: _______________




                                                     Signature(s)  of  Holder(s)
                                                     (Sign  exactly as your name
                                                     appears  on the face of the
                                                     Note.   Joint  owners  must
                                                     both sign.)

                                                               Exhibit 11.1

                                               REHABCARE GROUP, INC.

                                           Computation of Per Share Earnings

                                 (Amounts in thousands, except per share data)

                                                            Ten Months Ended
                                                              December 31,      February 29,      February 28,
                                                                  1996              1996              1995

       Primary Earnings Per Share
Net earnings                                                     $ 5,768           5,878              4,735
Less dividends on redeemable preferred stock                         --             --                   42
Less accretion of redeemable preferred stock                         --             --                   11
                                                                 $ 5,768           5,878              4,682

Average number of shares of common stock and
       common stock equivalents outstanding                        4,667           4,483              4,409

Dilutive effect of stock options after
       application of treasury stock method                          259             167                 55

Average number of shares of common stock and
       common stock equivalents for computation
       of primary earnings per share                               4,926           4,650              4,464

Primary earnings per share                                        $ 1.17            1.26               1.05

       Fully Diluted Earnings Per Share

Net earnings                                                      $5,768           5,878              4,735
Plus after tax interest on convertible subordinated
       promissory notes                                              184             --                 --
                                                                  $5,952           5,878              4,735
Average number of shares of common stock and
       common stock equivalents outstanding                        4,667           4,483              4,409

Dilutive effect of stock options after
       application of treasury stock method                          394             292                 55

Convertible subordinated promissory notes                            282             --                 --

Convertible redeemable preferred stock                               --              --                  57

Average number of shares of common stock and
       common stock equivalents for computation
       of fully diluted earnings per share                         5,343           4,775              4,521

Fully diluted earnings per share                                  $ 1.11            1.23               1.05



                                                                  Exhibit 13.1


                                     SIX - YEAR FINANCIAL SUMMARY

                           (Dollar amounts in thousands, except per share data)
------------------------------------------------------------------------------------------------------------

(Year ended the last day of February, unless noted)
                                     1996<F1>       1996          1995         1994          1993       1992
------------------------------------------------------------------------------------------------------------
Statement of earnings data:
     Operating revenues             $104,611      $89,377      $83,210      $61,740       $48,419    $44,546
     Operating earnings               10,698       10,276        8,531        5,533         5,026      3,907
     Net earnings                      5,768        5,878        4,735        3,070         2,948      2,714
     Net earnings per share (EPS):
         Primary                    $   1.17      $  1.26      $  1.05      $  0.88       $  0.73    $  0.60
         Fully diluted              $   1.11      $  1.23      $  1.05      $  0.88       $  0.73    $  0.60
     Weighted average shares outstanding:
         Primary                   4,926,000    4,650,000    4,464,000    3,050,000     3,912,000  4,553,000
         Fully diluted             5,343,000    4,775,000    4,521,000    3,475,000     4,058,000  4,553,000
------------------------------------------------------------------------------------------------------------

Balance sheet data:
     Working capital                $  9,254      $11,818      $ 5,460      $ 6,271       $ 7,798    $12,566
     Total assets                     80,802       57,066       52,833       45,445        20,124     20,318
     Long-term debt                   14,000        5,032        7,122        7,500         9,500        --
     Redeemable preferred stock          --           --           --         3,568         3,499        --
     Stockholders' equity             49,670       38,897       32,431       24,132          (291)    16,254
-------------------------------------------------------------------------------------------------------------

Financial statistics:
     Operating margin                  10.2%        11.5%        10.2%         9.0%         10.4%       8.8%
     Net margin                         5.5%         6.6%         5.7%         5.0%          6.1%       6.1%
     Current ratio                     1.6:1        2.0:1        1.4:1        1.6:1         2.1:1      4.1:1
     Primary EPS growth rate           15.8%        20.0%        19.3%        20.5%         21.7%      (9.1%)
     Return on equity <F2>             13.0%        16.5%        16.7%        25.8%         36.9%      24.6%
--------------------------------------------------------------------------------------------------------------
Operating statistics:
    Inpatient (acute rehab and subacute)
     Average number of units            91.7         84.7         84.1         64.4          49.3       50.8
     Average occupied beds per unit     12.8         13.2         13.2         13.8          14.5       13.3
     Average admissions per unit         247          279          261          264           266        230
     Average length of stay (billable)  15.8         17.3         18.4         19.0          19.8       21.2
     Patient days (billable)         357,780      408,385      403,784      323,040       260,134    247,534
    Outpatient:
     Average number of locations        19.3         21.2         13.6          7.6           5.1        3.1
     Patient visits                  176,062      278,970      135,064          N/A           N/A        N/A
--------------------------------------------------------------------------------------------------------------

<F1> Ten month period ended December 31, 1996 reflects the change to a calendar year-end from the last day of February previously.
<F2> Average of beginning and ending equity.
N/A - Not available

-----------------------------------------------------------------------------

Stock Data
The Company's common stock is listed and traded on the NASDAQ National Market System under the symbol "RHBC". The stock prices below are the high and low sale prices as reported on NASDAQ.

Calendar
Quarter               1st      2nd      3rd     4th
-------------------------------------------------------------------------------------------------------------------
1996:      High       19 3/4   18 3/8   19 5/8   20 5/8
           Low        15       14 3/4   14 3/4   16 3/4
-------------------------------------------------------------------------------------------------------------------

1995:      High       14 1/2   15       15 3/4   20
           Low        11 1/4   11 7/8   13 1/2   12 1/2

The Company has not paid dividends on its common stock during the two most recently completed fiscal periods and has not declared any dividends during the current fiscal period. The Company does not anticipate paying cash dividends in the foreseeable future. The number of holders of the Company's common stock as of March 7, 1997 was approximately 3,250 including 157 shareholders of record and an estimated 3,093 persons or entities holding common stock in nominee name.


In our ongoing efforts to control costs, we have eliminated production of our quarterly reports, an action taken by many other publicly held companies. Instead, shareholders may receive earnings news releases, which provide timely financial information, by notifying our investor relations department

Board of  Directors

William G. Anderson <F1>
Retired Vice Chairman
Ernst & Young
St. Louis, Missouri

Richard E. Ragsdale <F2>
Chairman
Community Health
Systems, Inc.
Brentwood, Tenessee

John H. Short, Ph.D.<F1>
Managing Partner
Phase II Consulting
Salt Lake City, Utah

Richard C. Stoddard
Executive Vice President
RehabCare Group, Inc.
President, Healthcare
Staffing Solutions, Inc.

H. Edwin Trusheim <F2>
Retired Chairman
General American
Life Insurance Company
St. Louis, Missouri

James M. Usdan
President &
Chief Executive Officer
RehabCare Group, Inc.

Theodore M. Wight <F2>
A General Partner of the
General Partners of Walden
Investors & Pacific Northwest
Partners SBIC, L.P.
Bellevue, Washington


<F1> Audit Committee
<F2> Compensation Committee

Corporate Officers
RehabCare Group, Inc.

James M. Usdan
President &
Chief Executive Officer

Keith L. Goding
Executive Vice President & Chief Development Officer

Alan C. Henderson
Executive Vice President,
Chief Financial Officer
& Secretary

Richard C. Stoddard
Executive Vice President

Hickley M. Waguespack
Executive Vice President &
Chief Operating Officer

Maurice Arbelaez
Senior Vice President,
Operations

Robert S. Bianchi
Senior Vice President,
Program Services

Lisa C. Butlak
Senior Vice President,
Marketing &
Network Relations

Katherine J. Corrigan
Sr. Vice President, Operations

Tom E. Davis
Sr. Vice President, Operations

C. Christopher Eaton
Senior Vice President,
Business Development

John R. Finkenkeller
Senior Vice President
& Treasurer

Mary C. Geary
Sr. Vice President, Operations

Keith F. Petti
Senior Vice President,
Business Development

Gerald M. Scrivener
Senior Vice President,
Business Development

Margaret E. Taylor
Senior Vice President,
Business Development

Stephen J. Toth
Senior Vice President,
Human Resources

Michael J. Dixon
Vice President, Operations

Karen L. Doerr
Vice President,
Program Services

Robert B. Duncan
Vice President,
Business Development

Gregory J. Eisenhauer
Vice President, Acquisitions

Kendra P. Grant
Vice President,
Business Development

Deborah D. Keeton
Vice President, Operations

Jerome M. Lengel
Vice President,
Operations

Dominic D. MacCormac
Vice President,
Business Development

Sean E. Maloney
Vice President,
Recruiting

Andrew J. Rosen
Vice President,
Business Development

Brian P. Samberg
Vice President,
Research and
Development

C. Richard Shelton
Vice President,
Operations

James D. Shelton
Vice President,
Business Development

M. Claire Willman
Vice President,
Subacute Services

RehabCare Outpatient
Services, Inc.

Alfred J. Howard
President

Bekki Roe
Vice President,
Operations

Healthcare Staffing
Solutions, Inc.

Richard C. Stoddard
President

Michael A. Cikacz
Vice President &
Chief Operating
Officer

Paul D. Ranelli
Chief Financial
Officer

TeamRehab, Inc./Moore
Rehabilitation
Services, Inc.

Marilyn A. Moore
President
William C. Gielow, Jr.
Vice President,
Program Development

Judith Mange
Vice President,
Operations

Douglas C. Morris
Vice President, Finance

Medical Advisory Board

Donald S. Adams, M.D.
Medical Director,
Rehabilitation
Programs,
East Jefferson General
Hospital
Metairie, Louisiana

John "A" Burkhart, M.D.
Medical Director,
Rehabilitation
Programs,
Columbus Community
Hospital
Columbus, Ohio

Mark A. Kozinn, M.D.
Medical Director,
Rehabilitation
Programs,
South Fulton Med Ctr
East Point, Georgia

Shelly E. Liss, M.D.
Physical Medicine
& Rehabilitation
Houston, Texas

Paul B. Nemrow, M.D.
Medical Director,
Rehabilitation
Programs,
Saint Francis Memorial
Hospital
San Francisco, Ca

Cynthia K. Taylor, D.O.
Medical Director
Rehabilitation
Programs,
Parma Community General
Hospital
Parma, Ohio

Austin R. Tinsley, M.D.
Medical Director,
Rehabilitation
Programs,
Lucy Lee Hospital
Poplar Bluff, Missouri

Shareholder Information

Stock Transfer Agent &
Registrar

Boatmen's Trust Company
St. Louis, Missouri

Accountants

KPMG Peat Marwick LLP
St. Louis, Missouri

Annual Meeting

April 30, 1997, 8:00 A.M.
Pierre Laclede Ctr,
Second Floor
7733 Forsyth Blvd.
St. Louis, MO 63105

                                                                    Exhibit 21.1

                              REHABCARE GROUP, INC.

                           Subsidiaries of Registrant


RehabCare Outpatient Services, Inc.        Incorporated in the State of Florida

Healthcare Staffing Solutions, Inc.        Incorporated in the Commonwealth
  d/b/a Health Tour                             of Massachusetts


TeamRehab, Inc.                            Incorporated in the State of Missouri

Moore Rehabilitation Services, Inc.        Incorporated in the State of Missouri

                                                            Exhibit 24.1











                          Independent Auditors' Consent

The Board of Directors
RehabCare Group, Inc.:

We consent to the incorporation by reference in the registration statement (No. 33-58490) on Form S-3; registration statement (No. 33-82106) on Form S-8; registration statement (No. 33-82048) on Form S-8 and registration statement (No. 333-11311) on Form S-8 of RehabCare Group, Inc. of our report dated February 5, 1997, with respect to the consolidated balance sheets of RehabCare Group, Inc. and subsidiaries as of December 31, 1996 and February 29, 1996, and the related consolidated statement of earnings, stockholders' equity, and cash flows for the ten months ended December 31, 1996 and for each of the years in the two-year period ended February 29, 1996, which report is included in the December 31, 1996 annual report on Form 10-K of RehabCare Group, Inc.




St. Louis, Missouri
March 24, 1997