Form 10-K/A
period 1996-12-31
REHABCARE GROUP INC
filed 1997-05-13
CIK 812191

                                AMENDMENT NO. 1
                                       ON
                                    FORM 10-K/A

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

                                EXPLANATORY NOTE

     The  Registrant is filing this Amendment No. 1 on form 10-K/A to include as
Exhibit 27, the Financial Data Schedule not included in the original filing.



                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

      (a)   The following documents are filed as part of this report:
            (1) Financial Statements
                    None

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

                 10.18 Form of Subordinated Convertible Promissory Note of Registrant issued to stockholders of Healthcare Staffing Solutions, Inc. d/b/a Health Tour (filed as Exhibit 2.4 to the Registrant's Current Report on Form 8-K, dated March 1, 1996 and incorporated herein by reference)

                 10.19 Stock Purchase Agreement, dated January 27, 1997 by and among Registrant and the stockholders of TeamRehab, Inc., Moore Rehabilitation Services, Incorporated and Moore Rehabilitation Services, PC.*

                 10.20 Form of Subordinated Promissory Note of Registrant issued to the stockholders of TeamRehab, Inc., Moore Rehabilitation Services, Incorporated and Moore Rehabilitation Services, PC.*

                 11.1   Computation of Per Share Earnings*

                 13.1 Those portions of the Annual Report for the ten months ended December 31, 1996 of the Registrant included in response to Items 5 and 6 of Form 10-K*

                 21.1   Subsidiaries of the Registrant*

                 24.1   Consent of KPMG Peat Marwick LLP*

                 27     Financial Data Schedule**


*   Previously filed
**  Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 1997
                                                   REHABCARE GROUP, INC.
                                                         (Registrant)


                                           By: /s/John R. Finkenkeller
                                               John R. Finkenkeller
                                             Senior Vice President and Treasurer

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

      10.19 Stock Purchase Agreement, dated January 27, 1997 by and among Registrant and the stockholders of TeamRehab, Inc., Moore Rehabilitation Services, Incorporated and Moore Rehabilitation
              Services, PC.*                                            Page 39

      10.20 Form of Subordinated Promissory Note of Registrant issued to the stockholders of Team Rehab, Inc., Moore Rehabilitation Services,
              Incorporated and Moore Rehabilitation Services, PC.*      Page 87

      11.1    Computation of Per Share Earnings*                        Page 92

      13.1 Those portions of the Annual Report for the ten months ended December 31, 1996 of the Registrant included in response to Items
              5 and 6 of Form 10-K*                                     Page 93


      21.1    Subsidiaries of the Registrant*                           Page 97

      24.1    Consent of KPMG Peat Marwick LLP*                         Page 98

      27      Financial Data Schedule**



*   Previously filed
**  Filed herewith