Form 10-Q
period 1997-03-31
REHABCARE GROUP INC
filed 1997-05-14
CIK 812191

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                       Yes    X                 No


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                               Outstanding at May 12, 1997
--------------------------------------              ---------------------------
Common Stock, par value $.01 per share                         3,768,547





--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                     1 of 11

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

     Item 1. - Condensed Consolidated Financial Statements

         Condensed consolidated balance sheets,
            March 31, 1997 (unaudited) and December 31, 1996                  3

         Condensed consolidated statements of earnings for the three
           months ended March 31, 1997 and 1996 (unaudited)                   4

         Condensed consolidated statements of cash flows for the
            three months ended March 31, 1997 and 1996 (unaudited)            5

         Notes to condensed consolidated financial statements (unaudited)     6

     Item 2. - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

Part II. - Other Information

     Item 1. - Legal Proceedings                                             10

     Item 4. - Submission of Matters to Security Holders                     10

     Item 6. - Exhibits and Reports on Form 8-K                              10

     Signatures                                                              11
























                                     2 of 11

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements

                              REHABCARE GROUP, INC.
                      Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                                 March 31,          December 31,
                                                                                     1997               1996
                                                                                (unaudited)
Assets:
Current assets:
     Cash and cash equivalents                                                     $ 2,827             $   772
     Marketable securities                                                           4,100               6,666
     Accounts receivable, net of allowance for
         doubtful accounts of $1,451 and $1,386                                     20,251              15,546
     Deferred tax assets                                                             1,798                 921
     Prepaid expenses and other current assets                                         649                 525
                                                                                    ------              ------
         Total current assets                                                       29,625              24,430
                                                                                    ------              ------

Marketable securities, non-current                                                   1,304               1,310
                                                                                    ------              ------

Equipment and leasehold improvements, net                                            2,985               2,935
                                                                                    ------              ------
Other assets:
     Excess of cost over net assets acquired, net                                   51,884              47,119
     Deferred contract costs, net                                                    1,166               1,302
     Pre-opening costs, net                                                          2,381               2,295
     Deferred tax assets                                                               339                 424
     Other                                                                             954                 987
                                                                                    ------              ------
         Total other assets                                                         56,724              52,127
                                                                                    ------              ------
                                                                                  $ 90,638            $ 80,802
                                                                                    ======              ======
Liabilities and Stockholders' Equity:
Current liabilities:
     Revolving credit facility                                                    $     --                 500
     Current portion of long-term debt                                               3,000               2,967
     Current portion of notes payable, related parties                               1,056                 --
     Accounts payable                                                                2,035               1,083
     Accrued salaries and wages                                                      9,730               6,969
     Accrued expenses                                                                3,045               2,026
     Income taxes payable                                                            2,399               1,631
                                                                                    ------              ------
         Total current liabilities                                                  21,265              15,176
                                                                                    ------              ------

Deferred compensation                                                                2,051               1,956
                                                                                    ------              ------
Long-term debt, less current portion                                                31,000               8,000
                                                                                    ------              ------
Notes payable, related parties, less current portion                                 7,125               6,000
                                                                                    ------              ------

Stockholders' equity:
     Common stock, $.01 par value; authorized 20,000,000
         shares, issued 4,768,127 shares and 4,693,362
         shares, respectively                                                           48                  47
     Additional paid-in capital                                                     23,794              22,816
     Retained earnings                                                              27,845              24,577
     Less common stock held in treasury at cost,
         999,955 shares as of March 31, 1997                                       (23,131)                --
     Unrealized gain on marketable securities,
         net of tax                                                                    641               2,230
                                                                                    ------              ------
         Total stockholders' equity                                                 29,197              49,670
                                                                                    ------              ------
                                                                                  $ 90,638            $ 80,802
                                                                                    ======              ======

       See  notes  to  condensed   consolidated  financial statements.

                                     3 of 11


                              REHABCARE GROUP, INC.

                  Condensed Consolidated Statements of Earnings
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                  1997           1996
Operating revenues                                                             $36,405          $25,558

Costs and expenses:
    Operating expenses                                                          25,196           18,300
    General and administrative                                                   6,021            3,401
    Depreciation and amortization                                                  878              675
                                                                                ------           ------
        Total costs and expenses                                                32,095           22,376
                                                                                ------           ------

Operating earnings                                                               4,310            3,182

Interest income                                                                     35              142
Interest expense                                                                  (450)
Other income                                                                        --               19
Gain on sale of investment                                                       1,448               --
                                                                                ------            -----

Earnings before income taxes                                                     5,343            3,102

Income taxes                                                                     2,076            1,250
                                                                                ------           ------

Net earnings                                                                   $ 3,267          $ 1,852
                                                                                ======           ======

Net earnings per common and common equivalent share:
       Primary                                                                 $   .66          $   .38
                                                                                ======           ======
       Assuming full dilution                                                  $   .63          $   .37
                                                                                ======           ======

Weighted average number of common and common equivalent shares outstanding:
       Primary                                                                   4,959            4,833
                                                                                ======           ======
       Assuming full dilution                                                    5,310            5,117
                                                                                ======           ======








           See notes to condensed  consolidated  financial statements.



                                     4 of 11



                              REHABCARE GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                       1997              1996
Cash flows from operating activities:
    Net earnings                                                                     $ 3,267           $ 1,852
                                                                                      ------            ------
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
        Depreciation and amortization                                                    878               675
        Provision for losses on accounts receivable                                      105                80
        Deferred compensation                                                             95               109
        Increase in accounts receivable                                               (3,816)           (6,597)
        Decrease (increase) in prepaid expenses and
           other current assets                                                         (107)              190
        Decrease in other assets                                                          33               128
        Increase in accounts payable and accrued expenses                              1,725             1,121
        Increase in accrued salaries and wages                                         2,322             3,172
        Decrease (increase) in income taxes payable                                     (495)               36
                                                                                      ------            ------
                                                                                         740            (1,086)
                                                                                      ------            ------
       Net cash provided by operating activities                                       4,007               766
                                                                                      ------            ------

Cash flows from investing activities:
    Additions to equipment and leasehold improvements, net                              (246)             (297)
    Deferred contract costs                                                               --               (73)
    Purchase of investments                                                               --              (339)
    Proceeds from sale/maturities of investments                                       1,454             1,500
    Pre-opening costs                                                                   (275)              (77)
    Acquisition of business, net of cash received                                     (4,951)          (19,258)
                                                                                      ------            ------
       Net cash used in investing activities                                          (4,018)          (18,544)
                                                                                      ------            ------

Cash flows from financing activities:
    Proceeds from revolving credit facility, net                                       7,000             4,500
    Payments on long-term debt                                                          (786)             (513)
    Issuance of note payable                                                           1,500             6,000
    Issuance of long-term debt                                                        17,000             6,086
    Purchase of treasury stock                                                       (23,131)              --
    Other                                                                                483               483
                                                                                      ------            ------
       Net cash provided by financing activities                                       2,066            16,556
                                                                                      ------            ------

       Net increase (decrease) in cash and
         cash equivalents                                                              2,055            (1,222)

Cash and cash equivalents at beginning of period                                         772             3,963
                                                                                      ------            ------

Cash and cash equivalents at end of period                                           $ 2,827           $ 2,741
                                                                                      ======            ======




            See notes to condensed consolidated financial statements.


                                     5 of 11

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. - Basis of Presentation

    The condensed consolidated balance sheets and related condensed consolidated statements of earnings and statements of cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries, RehabCare Outpatient Services, Inc.(formerly Physical Therapy Resources, Inc.), Healthcare Staffing Solutions, Inc. d/b/a Health Tour("HSSI"), and TeamRehab, Inc. and Moore Rehabilitation Services, Inc. ("Team and Moore"). All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the fiscal year.

    The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference is made to the Company's audited consolidated financial statements and the related notes as of December 31, 1996 and February 29, 1996 and for the ten months ended December 31, 1996 and for each of the years in the two-year period ended February 29, 1996, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of accounting policies.

    The Company changed its fiscal year end from the last day of February to December 31, effective as of December 31, 1996. For purposes of comparability, the condensed consolidated statements of earnings and statements of cash flows for the three month periods ended March 31, 1997 and 1996 have been set forth herein.



Note 2. - Contingencies

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


                                    6 of 11

     The Company will continue to evaluate whether to accept any of the additional settlement offers and, as a result, change its classification policy as required by the Closing Agreements. While the Company believes it has arguments to support its current position, there can be no assurance that the Company will prevail in whole or in part. In December 1996, the Company and Comprehensive Care Corporation ("CompCare"), the Company's former parent, entered into an agreement and release whereby CompCare paid the Company $154,000 resulting in discharge of CompCare's obligations for employment taxes and costs under the Tax Sharing Agreement entered into in conjunction with the Company's initial public offering in 1991. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


Note 3. - Acquisition

    On January 28, 1997, the Company purchased 100% of the capital stock of Team and Moore. The aggregate purchase price of $5,600,000 paid at closing included $3,600,000 in cash, a $1,500,000 subordinated promissory note, and 25,365 shares of the Company's common stock. Additional consideration will be paid to the former Team and Moore stockholders contingent upon the attainment of certain target cumulative earnings before interest and income taxes up to a maximum of $2,400,000 in additional consideration over four years. The acquisition has been accounted for by the purchase method of accounting, whereby the operating results of Team and Moore have been included in the Company's results of operations commencing on the date of acquisition. Goodwill related to the acquisition totaling $5,100,000 is being amortized over 40 years.


Note 4. - Common Stock Repurchase

    On January 31, 1997 the Company made a tender offer to purchase up to 925,000 shares of its common stock at a single purchase price, not less than $20.00 nor in excess of $22.50 per share, the purchase price to be selected by the Company based on prices specified by tendering stockholders at the lowest single purchase price sufficient to purchase 925,000 shares. As of February 28, 1997, the closing date, shares totaling greater than 925,000 were tendered, resulting in the Company's repurchase on March 12, 1997 of a total of 999,955 shares at the single purchase price of $22.50 per share. To finance the repurchase, on March 5, 1997 the Company's bank term loan and revolving credit facility were restructured. Under the terms of the restructured loan agreement, the Company entered into a five-year, $25,000,000 bank term loan and a $20,000,000 revolving credit facility. The amount that may be borrowed under the revolving credit facility was increased to the lesser of $20,000,000 or 85% of eligible accounts receivable. Amounts borrowed under the revised term loan and revolving credit facility will bear interest at the Company's option, at the banks CBR, or LIBOR plus from 1.25% to 2.00%, or a combination of the two, such rates being dependent on the ratio of the Company's indebtedness, net of cash and marketable securities, to cash flow.


Note 5. - Earnings Per Share

    In February 1997,  Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share," was issued establishing new standards for computing and presenting earnings per share. The historical measures of earnings per share (primary and fully diluted) are replaced with two new computations of earnings per share (basic and diluted). The Company will adopt SFAS 128 as of December 31, 1997. Earnings per share, on a pro forma basis, for the three month periods ended

                                     7 of 11

March 31, 1997 and 1996, computed pursuant to the provisions of SFAS 128, would have been as follows:



                                                 1997                      1996
                                                 ----                      ----
Basic earnings per share                        $  .72                    $  .41
Diluted earnings per share                      $  .63                    $  .37


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

    The Company provides physical medicine, rehabilitation and chronic care services in a variety of settings under multi-year contracts. These settings include distinct-part acute rehabilitation units that may or may not be exempt from the Medicare Prospective Payment System (PPS), depending on their stage of development; subacute units that are operated within licensed skilled nursing units; and outpatient clinics, both on and off campus of the host hospital. The Company also is a contract provider of therapists on a continuing and temporary basis to hospitals and long-term care and rehabilitation facilities.


                                                             Three Months Ended
                                                                 March 31,
                                                              1997        1996
    Operating Statistics
    Inpatient Units (Acute and Subacute)
    Average bed capacity                                    2,003          1,784
    Average billable length of stay (days)                   15.3           16.5
    Billable patient days served                          125,716        104,792
    Admissions                                              8,199          6,341
    Average daily billable census                           1,397          1,152
    Average occupied beds per unit                           13.6           12.8
    Total units in operation at end of period                 106             88

    Outpatient Clinics
    Patient visits                                         60,710         71,801
    Units of service                                      191,450        199,380
    Total clinics in operation at end of period                19             20

    Therapist Placement
    Weeks worked                                            6,792            N/A



Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         Operating revenues during the first quarter of calendar 1997 increased by $10,847,000, or 42.4%, to $36,405,000. Acquisitions accounted for 73.2% of the net increase. A 14.6% increase in the average number of inpatient units from
89.7 to 102.8 units and an increase in the average daily billable census per inpatient unit of 6.3% from 12.8 to 13.6, generated a 20.0% increase in billable patient days to 125,716 and a 16.4% increase in revenue from inpatient units. The increase in billable census per unit for inpatient units is primarily attributable to a 12.8%

                                     8 of 11
increase in admissions per unit offset by a 7.3% decline in average length of stay. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational in calendar 1997, which carry a shorter length of stay than acute rehabilition units. The increase in billable patient days was offset by a 3.0% decrease in average per diem billing rates, reflecting a greater mix of subacute units which carry lower average per diem rates than acute units. The $3,316,000 increase in inpatient unit revenue was offset by a 10.3% decrease in outpatient revenue to $2,638,000, primarily reflecting the loss of two units.

         Operating expenses for the three-month periods compared increased by $6,896,000, or 37.7% to $25,196,000. Acquisitions accounted for 77.5% of the net increase. The remaining increase was attributabe to the increase in patient days.

         The excess of operating expenses over operating revenues associated with non-exempt units decreased from $246,000 to $151,000, on an increase in the average number of non-exempt units from 5.0 to 7.0. The per unit average excess of operating expenses over operating revenues declined from $49,248 to $22,000 reflecting a 37.1% increase in billable patients per unit to 2.9 plus a greater percentage of units where the Company is not obligated to provide therapy staff. Average start-up losses for units during their non-exempt year can range to as high as $150,000 to $200,000.

         General and administrative expenses increased $2,620,000, or 77.0%, to $6,021,000, reflecting increases in professional services, business development and general office, compared to the previous year, plus the addition of corporate staff from acquisitions.

         Interest income decreased $107,000 as a result of reductions in investment balances, as cash was used to acquire HSSI and make payments on Company debt. Interest expense increased $209,000 reflecting an increase in interest rates and interest on net new debt issued in the acquisition of HSSI and the repurchase of Company Common Stock. Gain on sale of investment reflects the sale in the first quarter of calendar 1997 of approximately 50% of the Company's investment in Intensiva Healthcare Corporation.

         Earnings before income taxes increased by $2,241,000, or 72.2%, to $5,343,000. The provision for income taxes for the first quarter of calendar 1997 was $2,076,000, compared to $1,250,000 for 1996, reflecting effective income tax rates of 38.9% and 40.3% for the respective quarters. Net earnings increased by $1,415,000, or 76.4% to $3,267,000. Earnings per share increased 73.7% to 66 cents from 38 cents on an 2.6% increase in the weighted average shares outstanding. The gain on sale of investment accounted for 18 cents of the increase in earnings per share. The increase in shares outstanding is attributable primarily to the shares issued in the acquisition of HSSI and an increase in common stock equivalents resulting from an increase in the market price of the Company's stock relative to the underlying exercise prices of outstanding stock options, offset by shares repurchased. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

         As of March 31, 1997, the Company had $6,927,000 in cash and current marketable securities and a current ratio of 1.4:1. Working capital decreased by $894,000 as of March 31, 1997, compared to December 31, 1996, due to the cash tendered and debt issued in the acquisition of Team and Moore and the increase in current portion of long-term debt issued in the repurchase of Company Common Stock.

                                    9 of 11

         Net accounts receivable were $20,251,000 at March 31, 1997, compared to $15,546,000 at December 31, 1996. The number of days average net revenue in net receivables was 50.1 at March 31, 1997 compared to 45.5 at December 31, 1996.

         The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital and capital expansion requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $20,000,000 revolving line of credit and a balance outstanding as of March 31, 1997, of $9,000,000.

Part II. - OTHER INFORMATION

Item 1. - Legal Proceedings

         The Company together with CompCare has undergone a Federal Payroll tax audit for the years 1989 through 1993. See Part I, "Notes to Condensed Consolidated Financial Statements," Note 2, for further disclosure.

Item 4. - Submision of Matters to Security Holders

         The Annual Meeting of Stockholders of the Company was held on Wednesday, April 30, 1997, at which time the stockholders voted to elect the seven incumbent directors to hold office until the next annual meeting of stockholders of the Company or until their successors have been duly elected and qualified. The names of each of the directors of the Company who were reelected at the Annual Meeting and the votes cast "FOR" or for which authority to vote was "WITHHELD" is as follows:



Name                             For                 Withheld Authority

William G. Anderson            2,905,488                    2,900
Richard E. Ragsdale            2,904,488                    3,900
H. Edwin Trusheim              2,905,488                    2,900
Theodore M. Wight              2,905,488                    2,900
John H. Short                  2,905,488                    2,900
James M. Usdan                 2,904,838                    3,550
Richard C. Stoddard            2,904,338                    4,050


Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27      Financial Data Schedule

         (b)   Report on Form 8-K

                       A report on Form 8-K dated January 28, 1997 was filed by the Company to report, pursuant to Item 5 of the Form 8-K, the consummation of the acquisition of all of the outstanding capital stock of TeamRehab, Inc. and Moore Rehabilitation Services, Inc.




                                    10 of 11

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           REHABCARE GROUP, INC.

May 12, 1997

                                                    By /s/ John R. Finkenkeller
                                                           John R. Finkenkeller
                                                           Senior Vice President
                                                                  and Treasurer
                                                      (Chief Accounting Officer)


                                    11 of 11

                                  EXHIBIT INDEX

                                                                 Page Number

   27         Financial Data Schedule                           Not Included in
                                                                  Paper Filing