Form 10-Q
period 1997-06-30
REHABCARE GROUP INC
filed 1997-08-14
CIK 812191

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                        Yes    X                 No


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                             Outstanding at August 12, 1997
--------------------------------------            ------------------------------
Common Stock, par value $.01 per share                      3,826,180





--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                     1 of 12

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

     Item 1. - Condensed Consolidated Financial Statements

         Condensed consolidated balance sheets,
            June 30, 1997 (unaudited) and December 31, 1996                   3

         Condensed consolidated statements of earnings for the three
            months and six months ended June 30, 1997 and 1996 (unaudited)    4

         Condensed consolidated statements of cash flows for the
            six months ended June 30, 1997 and 1996 (unaudited)               5

         Notes to condensed consolidated financial statements (unaudited)     6

     Item 2. - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

Part II. - Other Information

     Item 1. - Legal Proceedings                                             11

     Item 6. - Exhibits and Reports on Form 8-K                              11

     Signatures                                                              12










                                     2 of 12

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements

                                               REHABCARE GROUP, INC.
                                       Condensed Consolidated Balance Sheets
                                           (Dollar amounts in thousands)
                                                                                    June 30,           December 31,
                                                                                      1997                1996

                                                                                 (unaudited)
Assets:
Current assets:
     Cash and cash equivalents                                                    $  1,998            $    772
     Marketable securities                                                           4,317               6,666
     Accounts receivable, net of allowance for
         doubtful accounts of $1,658 and $1,386,
         respectively                                                               22,392              15,546
     Deferred tax assets                                                             1,811                 921
     Prepaid expenses and other current assets                                         754                 525
                                                                                    ------              ------
         Total current assets                                                       31,272              24,430
                                                                                    ------              ------

Marketable securities, noncurrent                                                    1,692               1,310
                                                                                    ------              ------

Equipment and leasehold improvements, net                                            3,095               2,935
                                                                                    ------              ------
Other assets:
     Excess of cost over net assets acquired, net                                   53,680              47,119
     Deferred contract costs, net                                                    1,030               1,302
     Pre-opening costs, net                                                          2,591               2,295
     Deferred tax assets                                                               253                 424
     Other                                                                             957                 987
                                                                                    ------              ------
         Total other assets                                                         58,511              52,127
                                                                                    ------              ------
                                                                                  $ 94,570            $ 80,802
                                                                                    ======              ======
Liabilities and Stockholders' Equity:
Current liabilities:
     Revolving credit facility                                                    $  1,500            $    500
     Current portion of long-term debt                                               3,250               2,967
     Current portion of notes payable, related parties                                 765                 --
     Accounts payable                                                                2,165               1,083
     Accrued salaries and wages                                                      8,713               6,969
     Accrued expenses                                                                3,236               2,026
     Income taxes payable                                                            2,552               1,631
                                                                                    ------              ------
         Total current liabilities                                                  22,181              15,176
                                                                                    ------              ------

Deferred compensation                                                                2,374               1,956
                                                                                    ------              ------
Long-term debt, less current portion                                                30,000               8,000
                                                                                    ------              ------
Notes payable, related parties, less current portion                                 7,357               6,000
                                                                                    ------              ------

Stockholders' equity:
     Common stock, $.01 par value; authorized 20,000,000
         shares, issued 4,768,127 shares and 4,693,362
         shares, respectively                                                           48                  47
     Additional paid-in capital                                                     23,658              22,816
     Retained earnings                                                              30,009              24,577
     Less common stock held in treasury at cost,
         943,635 shares as of June 30, 1997                                        (21,828)              --
     Unrealized gain on marketable securities,
       net of tax                                                                      771               2,230
                                                                                    ------              ------
         Total stockholders' equity                                                 32,658              49,670
                                                                                    ------              ------
                                                                                  $ 94,570            $ 80,802
                                                                                    ======              ======

                       See notes to condensed consolidated financial statements.

                                                       3 of 12

                                               REHABCARE GROUP, INC.

                                   Condensed Consolidated Statements of Earnings
                                   (Amounts in thousands, except per share data)
                                                    (Unaudited)

                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                    June 30,
                                                                    1997        1996             1997       1996
                                                                    ----        ----             ----       ----
Operating revenues                                               $39,496     $ 30,167          $75,901    $55,725

Costs and expenses:
    Operating expenses                                            27,272       21,736           52,468     40,036
    General and administrative                                     6,833        5,068           12,854      8,469
    Depreciation and amortization                                    927          811            1,805      1,486
                                                                  ------       ------           ------     ------
        Total costs and expenses                                  35,032       27,615           67,127     49,991
                                                                  ------       ------           ------     ------

Operating earnings                                                 4,464        2,552            8,774      5,734

Interest income                                                       58           55               93        197
Interest expense                                                    (781)        (372)          (1,231)      (613)
Other income                                                          --           --               --         19
Gain on sale of investment                                            --           --            1,448         --
                                                                  ------        -----           ------     ------

Earnings before income taxes                                       3,741        2,235            9,084      5,337

Income taxes                                                       1,576          905            3,652      2,155
                                                                  ------       ------           ------     ------

Net earnings                                                     $ 2,165      $ 1,330          $ 5,432    $ 3,182
                                                                  ======       ======           ======     ======

Net earnings per common and common equivalent share:
       Primary                                                   $   .49      $   .27          $  1.15    $   .66
                                                                  ======       ======           ======     ======
       Assuming full dilution                                    $   .46      $   .27          $  1.07    $   .63
                                                                  ======       ======           ======     ======

Weighted average number of common and common equivalent shares outstanding:
       Primary                                                     4,450        4,870            4,722      4,852
                                                                   =====        =====            =====      =====
       Assuming full dilution                                      4,834        5,179            5,201      5,144
                                                                   =====        =====            =====      =====



               See notes to condensed consolidated financial statements.











                                                 4 of 12

                                             REHABCARE GROUP, INC.

                              Condensed Consolidated Statements of Cash Flows
                                             (Amounts in thousands)
                                                 (Unaudited)
                                                                                       Six Months Ended June 30,
                                                                                        1997              1996
Cash flows from operating activities:
    Net earnings                                                                     $ 5,432           $ 3,182
                                                                                      ------            ------
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
        Depreciation and amortization                                                  1,805             1,486
        Provision for losses on accounts receivable                                      211               288
        Deferred compensation                                                            418               398
        Increase in accounts receivable                                               (5,494)           (1,795)
        Decrease (increase) in prepaid expenses and
           other current assets                                                         (212)              365
        Decrease in other assets                                                          57               144
        Increase (decrease)in accounts payable
           and accrued expenses                                                        1,890            (2,247)
        Increase in accrued salaries and wages                                         1,174               867
        Increase in income taxes payable                                                (356)           (1,167)
                                                                                      ------            ------
                                                                                        (507)           (1,661)
                                                                                      ------            ------
       Net cash provided by operating activities                                       4,925             1,521
                                                                                      ------            ------

Cash flows from investing activities:
    Additions to equipment and leasehold improvements, net                              (584)             (642)
    Deferred contract costs                                                               --              (225)
    Purchase of investments                                                             (399)             (529)
    Repayment of advance to joint venture                                                 --               265
    Proceeds from sale/maturities of investments                                       1,448             1,815
    Pre-opening costs                                                                   (692)             (232)
    Acquisition of business, net of cash received                                     (7,253)          (19,258)
                                                                                      ------            ------
       Net cash used in investing activities                                          (7,480)          (18,806)
                                                                                      ------            ------

Cash flows from financing activities:
    Proceeds from revolving credit facility, net                                       1,000               800
    Payments on long-term debt                                                          (750)             (750)
    Payments on subordinated notes                                                      (670)             (540)
    Proceeds on issuance of note payable                                               1,825             6,000
    Proceeds on issuance of long-term debt                                            24,000             7,250
    Purchase of treasury stock                                                       (23,131)               --
    Proceeds on issuance of common stock                                               1,303               655
    Other                                                                                204                --
                                                                                      ------            ------
       Net cash provided by financing activities                                       3,781            13,415
                                                                                      ------            ------

       Net increase (decrease) in cash and
         cash equivalents                                                              1,226            (3,870)

Cash and cash equivalents at beginning of period                                         772             3,963
                                                                                      ------            ------

Cash and cash equivalents at end of period                                           $ 1,998           $    93
                                                                                      ======            ======




                       See notes to condensed consolidated financial statements.

                                                       5 of 12

                                REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. - Basis of Presentation

    The condensed consolidated balance sheets and related condensed consolidated statements of earnings and statements of cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the fiscal year.

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

    The Company changed its fiscal year end from the last day of February to December 31, effective as of December 31, 1996. For purposes of comparability, the condensed consolidated statements of earnings and statements of cash flows for the six month periods ended June 30, 1997 and 1996 have been set forth herein.


Note 2. - Contingencies

    The Company has undergone a Federal payroll tax audit for the years 1989 through 1993. The Internal Revenue Service ("IRS") asserted that certain medical professionals and others engaged as independent contractors should have been treated as employees for payroll tax purposes. In May 1996, the IRS issued a proposed assessment against the Company of $1,935,455 for years 1989 through 1993. The Company subsequently received from the IRS separate proposed Closing Agreements for these same independent contractors under the IRS's new "Classification Settlement Program" with an alternate aggregate assessment of $253,426 covering the 1989 through 1993 audit, including any additional potential liability through December 31, 1996. The Company has accepted settlement offers under the program for two classes of medical professionals, paid $61,000 as settlements and agreed to prospectively treat these classes of professionals as employees. The IRS has accepted the Company's classification of the remaining classes as independent contractors and has closed the audit.

Note 3. - Acquisitions

     On January 28, 1997, the Company purchased 100% of the capital stock of TeamRehab, Inc. and Moore Rehabilitation Services, Inc. ("Team and Moore"). The aggregate purchase price of $5,600,000 paid at closing included $3,600,000 in cash, a $1,500,000 subordinated promissory note, and 25,365 shares of the Company's common stock. Additional consideration will be paid to the former Team and Moore

                                     6 of 12
stockholders contingent upon the attainment of certain target cumulative earnings before interest and income taxes, up to a maximum of $2,400,000 in additional consideration over four years. On June 12, 1997, the Company purchased 100% of the capital stock of Rehab Unlimited, Inc. The aggregate purchase price of $1,350,000 paid at closing included $675,000 in cash, a $325,000 subordinated promissory note, and 10,736 shares of the Company's common stock. The acquisitions have been accounted for by the purchase method of accounting, whereby the operating results have been included in the Company's results of operations commencing on the respective closing dates of the acquisitions. Goodwill related to the acquisitions totaling $6,254,000 is being amortized over 40 years.


Note 4. - Common Stock Repurchase

    On January 31, 1997, the Company made a tender offer to purchase up to 925,000 shares of its common stock at a single purchase price, not less than $20.00 nor in excess of $22.50 per share. The actual purchase price was determined based on the lowest single purchase price at which stockholders tendered shares that was sufficient to purchase at least 925,000 shares. As of February 28, 1997, the closing date, shares totaling greater than 925,000 were tendered, resulting in the Company's repurchase on March 12, 1997, of a total of 999,955 shares at the single purchase price of $22.50 per share. To finance the repurchase, on March 5, 1997, the Company's bank term loan and revolving credit facility were restructured. Under the terms of the restructured loan agreement, the Company entered into a five-year, $25,000,000 bank term loan and a $20,000,000 revolving credit facility. The amount that may be borrowed under the revolving credit facility was increased to the lesser of $20,000,000 or 85% of eligible accounts receivable. Amounts borrowed under the revised term loan and revolving credit facility bear interest at the Company's option, at the bank's Corporate Base Rate, or London Interbank Offered Rates plus from 1.25% to 2.00%, or a combination of the two, such rates being dependent on the ratio of the Company's indebtedness, net of cash and marketable securities, to cash flow. The effective interest rate on the bank loans for the three month period ended June 30, 1997 was approximately 7.3%.


Note 5. - Earnings Per Share

    In February 1997,  Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share," was issued establishing new standards for computing and presenting earnings per share. The historical measures of earnings per share (primary and fully diluted) are replaced with two new computations of earnings per share (basic and diluted). The Company will adopt SFAS 128 for the year ended December 31, 1997. Earnings per share, on a pro forma basis, for the three month and six month periods ended June 30, 1997 and 1996, computed pursuant to the provisions of SFAS 128, would have been as follows:

                                                         Three Months Ended                Six Month Ended
                                                              June 30,                         June 30,
                                                        1997           1996               1997         1996
                                                        ----           ----               ----         ----
Basic earnings per share                              $  .57         $  .29             $ 1.31       $  .69
Diluted earnings per share                            $  .47         $  .27             $ 1.11       $  .64




                                     7 of 12

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

    The Company provides physical medicine, rehabilitation and chronic care services in a variety of settings under multi-year contracts. These settings include acute rehabilitation units that may or may not be exempt from the
Medicare Prospective Payment System (PPS), depending on their stage of development; subacute units that are operated within licensed skilled nursing units; and outpatient clinics, both on and off campus of the host hospital. The Company also is a contract provider of therapists on a continuing and temporary basis to hospitals and long-term care and rehabilitation facilities.

                                                                             Three Months Ended          Six Months Ended
    Operating Statistics                                                         June 30,                     June 30,
    --------------------                                                     ------------------          ----------------
                                                                              1997          1996           1997       1996
                                                                              ----          ----           ----       ----
    Inpatient Units (Acute and Subacute)
    Average bed capacity                                                     2,057         1,800           2,030     1,792
    Average billable length of stay (days)                                    15.1          16.0            15.2      16.3
    Billable patient days served                                           129,412       103,439         255,128   208,231
    Admissions                                                               8,593         6,456          16,792    12,797
    Average daily billable census                                            1,422         1,137           1,410     1,150
    Average occupied beds per unit                                            13.3          12.7            13.4      12.8
    Total units in operation at end of period                                  110            90             110        90

    Outpatient Clinics
    Patient visits                                                          60,197        54,777         120,907   126,578
    Units of service                                                       191,306       168,549         382,756   367,929
    Total clinics in operation at end of period                                 17            19              17        19

    Therapist Placement
    Weeks worked                                                             7,425         6,442          14,217       N/A

    Contract Therapy
    Number of locations at end of period                                        44           N/A              44       N/A


Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Operating revenues during the second quarter of calendar 1997 increased by $9,329,000, or 30.9%, to $39,496,000. Acquisitions accounted for 19.6% of the net increase. A 19.3% increase in the average number of inpatient units from
89.7 to 107.0 units and an increase in the average daily billable census per inpatient unit of 4.7% from 12.7 to 13.3, generated a 25.1% increase in billable patient days to 129,412 and a 24.2% increase in revenue from inpatient units. The increase in billable census per unit for inpatient units is primarily attributable to an 11.6% increase in admissions per unit offset by a 6.0% decline in average length of stay. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational in calendar 1997, which carry a shorter length of stay than acute rehabilitation units. The increase in billable patient days was offset by a 0.7% decrease in average per diem billing rates, reflecting a greater mix of subacute units which carry lower average per diem rates than acute units. The $4,691,000 increase in inpatient unit revenue was offset by a 2.9% decrease in outpatient revenue to $2,481,000, primarily reflecting the loss of two units during the second quarter of calendar 1997.

                                     8 of 12

         Operating expenses for the three-month periods compared increased by $5,536,000, or 25.5% to $27,272,000. Acquisitions accounted for 17.4% of the net increase. The remaining increase was attributable to the increase in patient days and increased placements at Healthcare Staffing Solutions, Inc. ("HSSI").

         The excess of operating expenses over operating revenues associated with non-exempt units decreased from $266,000 to $217,000, on an increase in the average number of non-exempt units from 5.0 to 8.0. The per unit average excess of operating expenses over operating revenues declined from $53,000 to $27,000 reflecting a 43.3% increase in billable patients per unit to 3.2 plus a greater percentage of units where the Company is not obligated to provide therapy staff. Average start-up losses for units for which the company provides therapy staff during their non-exempt year can range to as high as $150,000 to $200,000.

         General and administrative expenses increased $1,765,000, or 34.8%, to $6,833,000, reflecting increases in professional services and business development compared to the previous year, plus the addition of corporate staff from acquisitions.

         Interest expense increased $409,000 reflecting an increase in interest rates and interest on additional debt issued in the repurchase of shares of the Company's common stock plus the acquisitions of Team and Moore and Rehab Unlimited, Inc.

         Earnings before income taxes increased by $1,506,000, or 67.4%, to $3,741,000. The provision for income taxes for the second quarter of calendar 1997 was $1,576,000, compared to $905,000 for 1996, reflecting effective income tax rates of 42.1% and 40.5% for the respective quarters. The higher rate is attributable to an increase in meal costs, which are subject to a 50% deduction limitation. Net earnings increased by $835,000, or 62.8% to $2,165,000. Earnings per share increased 81.5% to 49 cents from 27 cents on an 8.6% decrease in the weighted average shares outstanding. The decrease in shares outstanding is attributable to the repurchase of shares of the Company's common stock in the first quarter of calendar 1997 offset by an increase in common stock equivalents resulting from an increase in the market price of the Company's stock relative to the underlying exercise prices of outstanding stock options. See "Liquidity and Capital Resources."


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         Operating revenues during the first six months of calendar 1997 increased by $20,176,000, or 36.2%, to $75,901,000. Acquisitions accounted for 43.3% of the net increase. A 16.9% increase in the average number of inpatient units from 89.7 to 104.9 units and an increase in the average daily billable census per inpatient unit of 4.7% from 12.8 to 13.4, generated a 22.5% increase in billable patient days to 255,128 and a 20.3% increase in revenue from inpatient units. The increase in billable census per unit for inpatient units is primarily attributable to a 12.2% increase in admissions per unit offset by a 6.7% decline in average length of stay. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational in calendar 1997, which carry a shorter length of stay than acute rehabilitation units. The increase in billable patient days was offset by a 1.8% decrease in average per diem billing rates, reflecting a greater mix of subacute units, which carry lower average per diem rates than acute units. The $8,007,000 increase in inpatient unit revenue was offset by a 6.9% decrease in outpatient revenue to $5,119,000, primarily reflecting the loss of two units.


                                     9 of 12

     Operating expense for the six-month periods compared increased by $12,432,000, or 31.1% to $52,468,000. Acquisitions accounted for 45.0% of the net increase. The remaining increase was attributable to the increase in patient days and increased placements at HSSI.

         The excess of operating expenses over operating revenues associated with non-exempt units decreased from $513,000 to $367,000, on an increase in the average number of non-exempt units from 5.0 to 7.5. The per unit average excess of operating expenses over operating revenues declined from $103,000 to $49,000 reflecting a 40.1% increase in billable patients per unit to 3.1 plus a greater percentage of units where the Company is not obligated to provide therapy staff. Average start-up losses for units for which the Company provides therapy staff during their non-exempt year can range to as high as $150,000 to $200,000.

         General and administrative expenses increased $4,385,000, or 51.8%, to $12,854,000, reflecting increases in professional services, business development and general office, compared to the previous year, plus the addition of corporate staff from acquisitions.

         Interest income decreased $104,000 as a result of reductions in investment balances, as cash was used to make acquisitions and make payments on Company debt.

         Interest expense increased $618,000 reflecting an increase in interest rates and interest on additional debt issued in the repurchase of shares of the Company's common stock and the acquisitions of HSSI and Team and Moore. Gain on sale of investment reflects the sale in the first quarter of calendar 1997 of approximately 50% of the Company's investment in Intensiva Healthcare Corporation.

         Earnings before income taxes increased by $3,747,000, or 70.2%, to $9,084,000. The provision for income taxes for the first six months of calendar 1997 was $3,652,000, compared to $2,155,000 for 1996, reflecting effective income tax rates of 40.2% and 40.4% for the respective periods. Net earnings increased by $2,250,000, or 70.7% to $5,432,000. Earnings per share increased 74.2% to $1.15 from 66 cents on a 2.7% decrease in the weighted average shares outstanding. The gain on sale of investment accounted for 18 cents of the increase in earnings per share. The decrease in shares outstanding is attributable to the repurchase of shares of the Company's common stock offset by an increase in common stock equivalents resulting from an increase in the market price of the Company's stock relative to the underlying exercise prices of outstanding stock options. See "Liquidity and Capital Resources."


Liquidity and Capital Resources

         As of June 30, 1997, the Company had $6,315,000 in cash and current marketable securities and a current ratio of 1.4:1. Working capital decreased by $163,000 as of June 30, 1997, compared to December 31, 1996, due to the cash tendered and debt issued in the acquisitions of Team and Moore and Rehab Unlimited, Inc. and the increase in current portion of long-term debt issued in the repurchase of shares of the Company's common stock, offset by working capital generated by operations.

         Net accounts receivable were $22,392,000 at June 30, 1997, compared to $15,546,000 at December 31, 1996. The number of days average net revenue in net receivables was 50.3 at June 30, 1997 compared to 45.5 at December 31, 1996.

         The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital and capital expansion requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a

                                    10 of 12
combination of internal sources and outside financing. The Company has a $20,000,000 revolving line of credit and a balance outstanding as of June 30, 1997, of $10,500,000.

Part II. - OTHER INFORMATION

Item 1. - Legal Proceedings

         The Company has undergone a Federal Payroll tax audit for the years 1989 through 1993. See Part I, "Notes to Condensed Consolidated Financial Statements," Note 2, for further disclosure.


Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27      Financial Data Schedule






                                    11 of 12

                                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           REHABCARE GROUP, INC.

August 12, 1997

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


                                    12 of 12

                                                     EXHIBIT INDEX
                                                                   Page Number



         27         Financial Data Schedule






                                                                 Not Included in
                                                                    Paper Filing