Form 10-Q
period 1997-09-30
REHABCARE GROUP INC
filed 1997-11-14
CIK 812191

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

                For the quarterly period ended September 30, 1997

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

                         Yes    X                 No


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                           Outstanding at November 10, 1997
--------------------------------------          --------------------------------
Common Stock, par value $.01 per share                      5,766,557





--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                     1 of 11

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

     Item 1. - Condensed Consolidated Financial Statements

         Condensed consolidated balance sheets,
            September 30, 1997 (unaudited) and December 31, 1996               3

         Condensed consolidated statements of earnings for the three months
            and nine months ended September 30, 1997 and 1996 (unaudited)      4

         Condensed consolidated statements of cash flows for the
            nine months ended September 30, 1997 and 1996 (unaudited)          5

         Notes to condensed consolidated financial statements (unaudited)      6

     Item 2. - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   7

Part II. - Other Information

     Item 6. - Exhibits and Reports on Form 8-K                               10

     Signatures                                                               11

































                                     2 of 11

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements

                                               REHABCARE GROUP, INC.
                                       Condensed Consolidated Balance Sheets
                                           (Dollar amounts in thousands)
                                                                                 September 30,         December 31,
                                                                                    1997                  1996
                                                                                 (unaudited)
Assets:
Current assets:
     Cash and cash equivalents                                                   $    2,100           $    772
     Marketable securities                                                            4,502              6,666
     Accounts receivable, net of allowance for
         doubtful accounts of $2,013 and $1,386,
         respectively                                                                22,148             15,546
     Deferred tax assets                                                              2,132                921
     Prepaid expenses and other current assets                                          822                525
                                                                                     ------             ------
         Total current assets                                                        31,704             24,430
                                                                                     ------             ------

Investment in unconsolidated subsidiary                                                 665                 --
                                                                                     ------             ------

Marketable securities, noncurrent                                                     1,718              1,310
                                                                                     ------             ------

Equipment and leasehold improvements, net                                             3,369              2,935
                                                                                     ------             ------
Other assets:
     Excess of cost over net assets acquired, net                                    53,314             47,119
     Deferred contract costs, net                                                     1,122              1,302
     Pre-opening costs, net                                                           2,758              2,295
     Deferred tax assets                                                                203                424
     Other                                                                            1,035                987
                                                                                     ------             ------
         Total other assets                                                          58,432             52,127
                                                                                     ------             ------
                                                                                   $ 95,888           $ 80,802
                                                                                     ======             ======
Liabilities and Stockholders' Equity:
Current liabilities:
     Revolving credit facility                                                     $  1,500           $    500
     Current portion of long-term debt                                                3,500              2,967
     Current portion of notes payable, related parties                                  770                 --
     Accounts payable                                                                 1,962              1,083
     Accrued salaries and wages                                                      10,063              6,969
     Income taxes payable                                                             1,481              1,631
     Accrued expenses and other liabilities                                           3,483              2,026
                                                                                     ------             ------
       Total current liabilities                                                     22,759             15,176
                                                                                     ------             ------

Deferred compensation                                                                 2,423              1,956
                                                                                     ------             ------
Long-term debt, less current portion                                                 28,000              8,000
                                                                                     ------             ------
Notes payable, related parties, less current portion                                  7,588              6,000
                                                                                     ------             ------

Stockholders' equity:
     Common stock, $.01 par value; authorized 20,000,000
         shares, issued 7,152,191 shares and 7,040,043
         shares, respectively                                                            72                 70
     Additional paid-in capital                                                      23,574             22,793
     Retained earnings                                                               32,448             24,577
     Less common stock held in treasury at cost,
         1,405,158 shares as of September 30, 1997                                  (21,678)                --
     Unrealized gain on marketable securities,
       net of tax                                                                       702              2,230
                                                                                     ------             ------
         Total stockholders' equity                                                  35,118             49,670
                                                                                     ------             ------
                                                                                   $ 95,888           $ 80,802
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

                                     3 of 11


                              REHABCARE GROUP, INC.

                  Condensed Consolidated Statements of Earnings
                  (Amounts in thousands, except per share data)
                                   (Unaudited)




                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,
                                                                   1997              1996              1997           1996
                                                                   ----              ----              ----           ----

Operating revenues                                              $42,151           $31,310          $118,052        $87,035

Costs and expenses:
    Operating expenses                                           29,331            22,392            81,799         62,428
    General and administrative                                    7,001             4,917            19,855         13,386
    Depreciation and amortization                                   965               822             2,770          2,308
                                                                 ------            ------           -------         ------
        Total costs and expenses                                 37,297            28,131           104,424         78,122
                                                                 ------            ------           -------         ------

Operating earnings                                                4,854             3,179            13,628          8,913

Interest income                                                      48                33               141            230
Interest expense                                                   (779)             (360)           (2,010)          (973)
Other income(expense)                                                16                (1)               16             18
Gain on sale of investment                                           --                --             1,448             --
                                                                  -----             -----            ------         ------

Earnings before income taxes                                      4,139             2,851            13,223          8,188

Income taxes                                                      1,700             1,144             5,352          3,299
                                                                 ------            ------            ------         ------

Net earnings                                                    $ 2,439           $ 1,707           $ 7,871        $ 4,889
                                                                 ======            ======            ======         ======

Net earnings per common and common equivalent share:
       Primary                                                  $   .36           $   .23           $  1.13        $   .67
                                                                 ======            ======            ======         ======
       Assuming full dilution                                   $   .34           $   .22           $  1.06        $   .64
                                                                 ======            ======            ======         ======

Weighted average number of common and
  common equivalent shares outstanding:
       Primary                                                    6,766             7,368             6,989          7,308
                                                                  =====             =====             =====          =====
       Assuming full dilution                                     7,276             7,902             7,611          7,784
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















                                     4 of 11


                                                 REHABCARE GROUP, INC.

                                    Condensed Consolidated Statements of Cash Flows
                                                (Amounts in thousands)
                                                      (Unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                        1997              1996


Cash flows from operating activities:
    Net earnings                                                                     $ 7,871           $ 4,889
                                                                                      ------            ------
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
        Equity earnings in joint venture                                                 (10)               --
        Depreciation and amortization                                                  2,770             2,308
        Provision for losses on accounts receivable                                      492               441
        Deferred compensation                                                            467               524
        Increase in accounts receivable                                               (5,532)           (1,902)
        Decrease (increase) in prepaid expenses and
           other current assets                                                         (280)              371
        Decrease(increase) in other assets                                               (38)              203
        Increase (decrease)in accounts payable
           and accrued expenses                                                        2,038            (2,262)
        Increase in accrued salaries and wages                                         2,524             1,539
        Decrease in income taxes payable                                              (1,652)             (775)
                                                                                      ------            ------
                                                                                         779               447
                                                                                      ------            ------
       Net cash provided by operating activities                                       8,650             5,336
                                                                                      ------            ------

Cash flows from investing activities:
    Additions to equipment and leasehold
         improvements, net                                                            (1,101)             (778)
    Deferred contract costs                                                             (221)             (327)
    Purchase of investments                                                             (738)           (1,061)
    Repayment of advance to joint venture                                                 --               265
    Proceeds from sale/maturities of investments                                       1,477             1,815
    Pre-opening costs                                                                 (1,084)             (470)
    Investment in joint venture                                                         (655)               --
    Acquisition of businesses, net of cash received                                   (7,253)          (19,258)
                                                                                      ------            ------
       Net cash used in investing activities                                          (9,575)          (19,814)
                                                                                      ------            ------

Cash flows from financing activities:
    Proceeds from revolving credit facility, net                                       1,000                --
    Payments on long-term debt                                                        (2,500)           (1,250)
    Payments on subordinated notes                                                      (538)             (814)
    Proceeds on issuance of note payable                                               1,825             6,000
    Proceeds on issuance of long-term debt                                            24,000             7,250
    Purchase of treasury stock                                                       (23,131)               --
    Proceeds on issuance of common stock                                               1,393               774
    Other                                                                                204                --
                                                                                      ------            ------
       Net cash provided by financing activities                                       2,253            11,960
                                                                                      ------            ------

       Net increase (decrease) in cash and
         cash equivalents                                                              1,328            (2,518)

Cash and cash equivalents at beginning of period                                         772             3,963
                                                                                      ------            ------

Cash and cash equivalents at end of period                                           $ 2,100           $ 1,445
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


                                                       5 of 11

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. - Basis of Presentation

    The condensed consolidated balance sheets and related condensed consolidated statements of earnings and statements of cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the fiscal year.

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

    The Company changed its fiscal year end from the last day of February to December 31, effective as of December 31, 1996. For purposes of comparability, the condensed consolidated statements of earnings and statements of cash flows for the nine month periods ended September 30, 1997 and 1996 have been set forth herein.


Note 2. - Acquisitions

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

    On August 15, 1997, the Company acquired a 40% interest in Allied Therapy Services, L.L.C. for $630,000 in cash and notes. The joint venture provides physical, occupational and speech therapy services to nursing homes, other long-term care facilities, outpatient clinics, school systems, and home health agencies in southern Georgia and northern Florida. The Company accounts for its investment using the equity method.



                                     6 of 11

Note 3. - Common Stock Repurchase

    On January 31, 1997, the Company made a tender offer to purchase up to 925,000 shares of its common stock at a single purchase price, not less than $20.00 nor in excess of $22.50 per share. The actual purchase price was determined based on the lowest single purchase price at which stockholders tendered shares that was sufficient to purchase at least 925,000 shares. As of February 28, 1997, the closing date, shares totaling greater than 925,000 were tendered, resulting in the Company's repurchase on March 12, 1997, of a total of 999,955 shares at the single purchase price of $22.50 per share. To finance the repurchase, on March 5, 1997, the Company's bank term loan and revolving credit facility were restructured. Under the terms of the restructured loan agreement, the Company entered into a five-year, $25,000,000 bank term loan and a $20,000,000 revolving credit facility. The amount that may be borrowed under the revolving credit facility was increased to the lesser of $20,000,000 or 85% of eligible accounts receivable. Amounts borrowed under the revised term loan and revolving credit facility bear interest at the Company's option, at the bank's Corporate Base Rate, or London Interbank Offered Rates plus from 1.25% to 2.00%, or a combination of the two, such rates being dependent on the ratio of the Company's indebtedness, net of cash and marketable securities, to cash flow. The effective interest rate on the bank loans for the nine-month period ended September 30, 1997 was approximately 7.3%.


Note 4. - Earnings Per Share

    In February 1997, Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," was issued establishing new standards for computing and presenting earnings per share. The historical measures of earnings per share (primary and fully diluted) are replaced with two new computations of earnings per share (basic and diluted). The Company will adopt SFAS 128 for the year ended December 31, 1997. Earnings per share, on a pro forma basis, for the three-month and nine-month periods ended September 30, 1997 and 1996, computed pursuant to the provisions of SFAS 128 and adjusted for the three-for-two stock split, would have been as follows:


                                                        Three Months Ended                     Nine Month Ended
                                                           September 30,                          September 30,
                                                        1997           1996                  1997              1996
                                                        ----           ----                  ----              ----
Basic earnings per share                              $  .43         $  .25                $ 1.30            $  .70
Diluted earnings per share                            $  .35         $  .23                $ 1.08            $  .66


Note 5. - Subsequent Event

    On August 26, 1997, the Company's Board of Directors approved a three-for-two split of the Company's common stock in the form of a stock dividend, payable October 1, 1997, to shareholders of record as of September 12, 1997. Share and per share amounts in the condensed consolidated financial statements have been restated to reflect the split.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

    The Company provides physical medicine, rehabilitation and chronic care services in a variety of settings under multi-year contracts. These settings include acute

                                     7 of 11
rehabilitation units that may or may not be exempt from the Medicare Prospective Payment System (PPS), depending on their stage of development; subacute units that are operated within licensed skilled nursing units; and outpatient clinics, both on and off campus of the host hospital. The Company also is a contract provider of therapists on a continuing and temporary basis to hospitals and long-term care and rehabilitation facilities.

                                                                               Three Months Ended          Nine Months Ended
    Operating Statistics                                                         September 30,               September 30,
                                                                               1997         1996           1997         1996
                                                                               ----         ----           ----         ----
    Inpatient Units (Acute and Subacute)
    Average bed capacity                                                     2,149         1,820           2,070        1,801
    Average billable length of stay (days)                                    15.0          15.6            15.1         16.0
    Billable patient days served                                           135,083       105,783         390,211      314,014
    Admissions                                                               9,007         6,794          25,799       19,591
    Average daily billable census                                            1,468         1,150           1,429        1,146
    Average occupied beds per unit                                            13.0          12.6            13.3         12.8
    Total units in operation at end of period                                  116            91             116           91

    Outpatient Clinics
    Patient visits                                                          53,494        47,976         174,401      174,554
    Units of service                                                       171,052       151,421         553,808      519,350
    Total clinics in operation at end of period                                 16            19              16           19

    Therapist Placement
    Weeks worked                                                             7,726         6,850          21,943          N/A

    Contract Therapy
    Number of locations at end of period                                        43           N/A              43          N/A



Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         Operating revenues during the third quarter of calendar 1997 increased by $10,841,000, or 34.6%, to $42,151,000. Acquisitions accounted for 24.9% of the net increase. A 24.3% increase in the average number of inpatient units from
91.0 to 113.1 units and an increase in the average daily billable census per inpatient unit of 3.2% from 12.6 to 13.0, generated a 27.7% increase in billable patient days to 135,083 and a 21.8% increase in revenue from inpatient units. The increase in billable census per unit for inpatient units is primarily attributable to a 6.7% increase in admissions per unit offset by a 3.8% decline in average billable length of stay. The decline in average billable length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational in 1997, which carry a shorter length of stay than acute rehabilitation units. The increase in billable patient days was offset by a 4.6% decrease in average per diem billing rates, reflecting a greater mix of subacute units which carry lower average per diem rates than acute units. The $4,423,000 increase in inpatient unit revenue was offset by a 9.7% decrease in outpatient revenue to $2,155,000, primarily reflecting the loss of two units during the second quarter of calendar 1997 and one unit in the third quarter of calendar 1997.

         Operating expenses for the three-month periods compared increased by $6,939,000, or 31.0% to $29,331,000. Acquisitions accounted for 21.8% of the net increase. The remaining increase was attributable to the increase in patient days and increased placements at Healthcare Staffing Solutions, Inc. ("HSSI").

         The excess of operating expenses over operating revenues associated with non-exempt units increased from $183,000 to $278,000, attributable to the increase in the average number of non-exempt units from 5.4 to 7.9. Average start-up losses

                                     8 of 11
for units for which the company provides therapy staff during their non-exempt year can range to as high as $150,000 to $200,000.

         General and administrative expenses increased $2,084,000, or 42.4%, to $7,001,000, reflecting increases in professional services and business development compared to the previous year, plus the addition of corporate staff from acquisitions.

         Interest expense increased $419,000 reflecting an increase in interest rates and interest on additional debt arising from the repurchase of shares of the Company's common stock plus the acquisitions of Team and Moore and Rehab Unlimited, Inc.

         Earnings before income taxes increased by $1,288,000, or 45.2%, to $4,139,000. The provision for income taxes for the third quarter of calendar 1997 was $1,700,000, compared to $1,144,000 for 1996, reflecting effective income tax rates of 41.1% and 40.1% for the respective quarters. The higher rate is attributable to an increase in meal costs, which are subject to a 50% deduction limitation. Net earnings increased by $732,000, or 42.9% to $2,439,000. Earnings per share increased 56.5% to 36 cents from 23 cents on an 8.2% decrease in the weighted average shares outstanding. The decrease in shares outstanding is attributable to the repurchase of shares of the Company's common stock in the first quarter of 1997 offset by an increase in common stock equivalents resulting from an increase in the market price of the Company's stock relative to the underlying exercise prices of outstanding stock options. See "Liquidity and Capital Resources."


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         Operating revenues during the first nine months of calendar 1997 increased by $31,017,000, or 35.6%, to $118,052,000. Acquisitions accounted for 37.2% of the net increase. A 19.3% increase in the average number of inpatient units from 90.2 to 107.6 units and an increase in the average daily billable census per inpatient unit of 4.7% from 12.7 to 13.3, generated a 24.3% increase in billable patient days to 390,211 and a 20.8% increase in revenue from inpatient units. The increase in billable census per unit for inpatient units is primarily attributable to a 10.3% increase in admissions per unit offset by a 5.6% decline in average billable length of stay. The decline in average billable length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational in 1997, which carry a shorter length of stay than acute rehabilitation units. The increase in billable patient days was offset by a 2.8% decrease in average per diem billing rates, reflecting a greater mix of subacute units, which carry lower average per diem rates than acute units. The $12,430,000 increase in inpatient unit revenue was offset by a 7.7% decrease in outpatient revenue to $7,274,000, primarily reflecting the loss of three units.

         Operating expenses for the nine-month periods compared increased by $19,371,000, or 31.0% to $81,799,000. Acquisitions accounted for 36.7% of the net increase. The remaining increase was attributable to the increase in patient days and increased placements at HSSI.

         The excess of operating expenses over operating revenues associated with non-exempt units decreased from $696,000 to $645,000, on an increase in the average number of non-exempt units from 5.1 to 7.6. The per unit average excess of operating expenses over operating revenues declined from $136,000 to $85,000 reflecting a 16.0% increase in billable patients per unit to 2.9 plus a greater percentage of units where the Company is not obligated to provide therapy staff. Average start-up losses for units for which the Company provides therapy staff during their non-exempt year can range to as high as $150,000 to $200,000.


                                     9 of 11

         General and administrative expenses increased $6,469,000, or 48.3%, to $19,855,000, reflecting increases in professional services, business development and general office, compared to the previous year, plus the addition of corporate staff from acquisitions.

         Interest income decreased $89,000 as a result of reductions in investment balances, as cash was used to make acquisitions and make payments on Company debt.

         Interest expense increased $1,037,000 reflecting an increase in interest rates and interest on additional debt arising from the repurchase of shares of the Company's common stock and the acquisitions of HSSI and Team and Moore. Gain on sale of investment reflects the sale in the first quarter of 1997 of approximately 50% of the Company's investment in Intensiva Healthcare Corporation.

         Earnings before income taxes increased by $5,035,000, or 61.5%, to $13,223,000. The provision for income taxes for the first nine months of calendar 1997 was $5,352,000, compared to $3,299,000 for 1996, reflecting effective income tax rates of 40.5% and 40.3% for the respective periods. Net earnings increased by $2,982,000, or 61.0% to $7,871,000. Earnings per share increased 68.7% to $1.13 from 67 cents on a 4.4% decrease in the weighted average shares outstanding. The gain on sale of investment accounted for 12 cents of the increase in earnings per share. The decrease in shares outstanding is attributable to the repurchase of shares of the Company's common stock offset by an increase in common stock equivalents resulting from an increase in the market price of the Company's stock relative to the underlying exercise prices of outstanding stock options. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

         As of September 30, 1997, the Company had $6,602,000 in cash and current marketable securities and a current ratio of 1.4:1. Working capital decreased by $309,000 as of September 30, 1997, compared to December 31, 1996, due to the cash paid and debt arising from the acquisitions of Team and Moore and Rehab Unlimited, Inc. and the increase in current portion of long-term debt issued in the repurchase of shares of the Company's common stock, offset by cash flows generated by operations.

         Net accounts receivable were $22,148,000 at September 30, 1997, compared to $15,546,000 at December 31, 1996. The number of days average net revenue in net receivables was 48.3 at September 30, 1997 compared to 45.5 at December 31, 1996.

         The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital and capital expansion requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $20,000,000 revolving line of credit and a balance outstanding as of September 30, 1997, of $9,500,000.


Part II. - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27      Financial Data Schedule

         (b)   Reports on Form 8-k

               None

                                    10 of 11

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      REHABCARE GROUP, INC.

November 10, 1997

                                                   By:/s/ John R. Finkenkeller
                                                      John R. Finkenkeller
                                                      Senior Vice President
                                                        and Treasurer
                                                      (Chief Accounting Officer)


                                    11 of 11

                                  EXHIBIT INDEX


                                                                  Page Number

27         Financial Data Schedule

                                                                 Not Included in
                                                                 Paper Filing