Form 10-K
period 1997-12-31
REHABCARE GROUP INC
filed 1998-03-24
CIK 812191

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       the SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1997

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

                          Yes   x                No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of voting stock held by non-affiliates of Registrant at March 13, 1998, was $139,415,274. At March 13, 1998, the Registrant had 5,969,289 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information contained in the Registrant's Proxy Statement for its annual meeting of stockholders to be held May 5, 1998.

                                     PART I

ITEM 1.      BUSINESS

General

      RehabCare Group, Inc. (the "Company" or the "Registrant"), is a leading provider to healthcare facilities of comprehensive medical rehabilitation programs, subacute (skilled nursing) programs and outpatient therapy programs on a multi-year contract basis. The Company also is a leading provider of therapists to hospitals and long-term care and rehabilitation facilities on both an interim and permanent basis. Therapy professionals employed by the Company include licensed physical and occupational therapists and their licensed assistants, as well as speech language pathologists. The Company believes the locus of care in the communities where it has contracts will continue to be the acute-care hospital and, thus, it works primarily with acute-care hospitals to deliver these programs with the goal of enhancing the overall economic viability of the client facility. The Company's strategy is to use its expertise and experience to provide its clients with an efficient and cost-effective means to offer physical medicine and rehabilitation services in whatever setting is most economically feasible while establishing long-term relationships with its clients. Each of the product lines the Company offers is part of a post-acute continuum directed at restoring functional independence and returning patients to a residential setting.

      On January 28, 1997, the Company acquired TeamRehab, Inc. and Moore Rehabilitation Services, Inc. ("Team and Moore"), a provider of contract therapy to hospitals and nursing homes. On June 12, 1997, the Company acquired Rehab Unlimited, Inc., also a provider of contract therapy that was merged with Team and Moore. On August 15, 1997, the Company acquired a 40% interest in Allied Therapy Services, L.L.C., a joint venture with one of its hospital clients to provide outpatient therapy to school systems, home health agencies and nursing homes through the acquisition of local independent therapy providers.

      Historically, the Company has sought to broaden its service offerings, both through internal growth and acquisition. To its basic business of acute inpatient units, it has added the services of the subacute and outpatient product lines for its hospital clients as well as the addition of therapy staffing and contract management to hospitals and long-term care facilities. The Company believes that the acquisition of therapy-based contract management companies, established outpatient operators and other therapy providers within the rehabilitation industry is an appropriate strategy for growth. Additional related acquisition opportunities are regularly reviewed by the Company.

Industry Overview

      Many healthcare providers are increasingly seeking to outsource a broad range of services through contracts with product line managers. Outsourcing allows healthcare providers to take advantage of the specialized expertise of contract managers, thereby enabling providers to concentrate on the businesses they know best, such as facility and nurse management. The trend to lower the cost of healthcare by reducing lengths of stay has left most healthcare providers with empty beds. As overhead and operating cost constraints have come into place and manpower has been reduced, outsourcing has become more important in order to increase patient volumes and provide services at a lower cost without sacrificing quality.

      By outsourcing post-acute services, healthcare providers use specialty contract managers such as the Company to:

      Utilize unused space - Post-acute services help hospitals utilize empty wings of their facilities that have resulted from the shortening of stays in the acute-care setting. Use of this space also allows the hospital to recover the cost of capital investment and overhead associated with the space.

      Retain patients - Patients needing less intensive treatment who would have been referred to other venues for treatment can now remain in the hospital setting, allowing hospitals to capture revenues that would otherwise be realized by another provider.

      Sign agreements with managed care organizations - Managed care organizations find it more advantageous to sign a contract covering both acute and post-acute services with one entity rather than several separate, often unrelated entities. Contract managers may provide patient evaluation systems that collect data on patients in each of their units showing the degree of improvement and the related costs from the time the patient is admitted to the post-acute program through the time of discharge. This is an important feature to managed care organizations in controlling their costs while assuring appropriate outcomes. Contract managers may often also have the ability to capture and analyze this information from a large number of acute rehabilitation and subacute units, which an individual hospital could not otherwise do on its own without a substantial investment in specialized systems. Becoming part of a managed care network helps the hospital attract physicians, and in turn, bring more patients to the hospital.

      Increase cost control - Because of their extensive experience in post-acute product lines, contract managers can offer pricing structures that effectively control a healthcare provider's financial risk related to the service provided. Contract managers also frequently share in the financial risks with their hospital clients of any losses the hospital incurs in connection with starting the unit and reimbursement from payors. For hospitals using contract managers, the result is often lower average costs per discharge than those of self-managed programs. A hospital is able to increase its revenues without having to increase its administrative staff or incur other fixed costs.

      Recruit therapists - Therapists are frequently not readily available in sufficient number in many communities across the nation. Contract managers often operate tele-recruiting departments with recruiters whose job it is to match up candidates with therapist openings. They will typically maintain close connections with therapy schools and attend regional and national therapy association conferences several times a year.

      Obtain reimbursement advice - The contract managers may also employ reimbursement specialists who are available to assist client hospitals in interpreting complicated regulations. These specialists analyze current regulations and assist the hospital in complying with them, a highly valued service in the current changing healthcare environment.

Services

      Acute Rehabilitation Units - Since its inception in 1982, the Company's core business has been the staffing and management of acute rehabilitation units within acute-care hospitals. The Company operates these units on a fee basis that is computed in most cases based on patient days in the unit. The unit typically consists of 20 beds and utilizes formerly idle space in the hospital. It treats patients having primarily one of the ten required diagnoses including stroke, head injury or hip replacement. The Company typically provides marketing and management of the unit including a program director, a physician, as well as the clinical staff which may include a psychologist, physical and occupational therapists, a speech pathologist, a social worker, a nurse manager, a case manager and other appropriate supporting personnel. The unit affords the hospital the ability to offer rehabilitation services to its patients thus retaining those patients who might otherwise be discharged to a setting outside the hospital. This product line represented approximately 53% of the Company's revenues in 1997. The Company plans to continue growing this part of its business both through the signing of new contracts as well as through retention of current clients. Re-signings of expiring acute rehabilitation contracts have historically been at the 80% level, however, in 1997, this rate increased to over 90% on contracts that had terms expiring in such year.

      Subacute Units - In 1994, the Company added the subacute service line. The subacute unit is located in the acute-care hospital and is separately licensed as a skilled nursing unit, utilizing formerly idle space in the hospital. This unit treats the patients who are at the low end of need for medical or rehabilitative care, with greater need for nursing care. These patients' diagnoses cover approximately 60 clinical conditions including stroke, post-surgical conditions, pulmonary disease, burn, cancer, congestive heart failure and wound management. The subacute unit makes it possible for the patient to remain in a hospital setting where emergency needs can be quickly met as opposed to being sent to a freestanding skilled nursing facility. The Company provides administrative and nurse management. The hospital benefits, once again, by retaining patients who would be discharged to another setting, thereby capturing additional revenue and utilizing idle space. This service line represented approximately 7% of the Company's revenues in 1997. The Company plans to continue to grow this line of business by signing additional contracts.

      Outpatient Programs - In October 1994, RehabCare acquired RehabCare Outpatient Services, Inc. ("ROSI"), a contract manager of hospital-based outpatient programs. At its outpatient locations, ROSI furnishes primarily therapy, program development and administrative personnel. Pressure from payors to move patients to lower cost settings has helped fuel the growth in outpatient services. Outpatient programs help bring patients into the hospital through the referral development efforts of ROSI in the community. These programs serve a younger population reimbursed by commercial and managed care payors and treat mainly sports medicine and worker's compensation patients. The service line helps hospitals compete with freestanding clinics. ROSI's programs are always conducted on the client hospital's campus or in satellite locations controlled by the hospital. The Company signed a joint venture with one of its hospital clients in 1997 to purchase an outpatient facility enabling the client to expand its business. In 1997, this product line represented approximately 6% of the Company's revenues. The Company plans to increase this line of business by signing additional contracts with hospitals as well as purchasing existing outpatient facilities in partnership with its hospital clients.

      Therapy Staffing - In March 1996, RehabCare acquired Healthcare Staffing Solutions, Inc. ("HSSI"), located in Lowell, Massachusetts, thereby entering the therapy staffing business. Through its Health Tour division, HSSI recruits and relocates physical, occupational and speech therapists to hospitals and long-term care facilities for typically 13-week assignments (traveling therapists). HSSI started two new divisions in 1997: Health Star, which places therapists in permanent positions, and Quick Staff, now operating in Boston, Irvine, Orlando and Dallas, which provides therapists for short-term assignments ranging from 1 day to 13 weeks to fill vacancies typically resulting from turnover, vacation, maternity and sick leave. HSSI is the largest provider of traveling therapists to nursing homes, acute-care hospitals and contract therapy companies. Business from therapy staffing accounted for approximately 29% of the Company's 1997 revenues. The benefit to the client is having the ability to obtain a therapist on short notice. Growth of this business is planned primarily by increasing the number of traveling therapists on assignment and the number of Quick Staff locations in operation.

      Contract Therapy - In January 1997, the Company acquired Team and Moore which added contract therapy to its product lines. Contract therapy is the management and delivery of services, including providing therapists, in long-term care settings. A follow-on acquisition was made in June 1997 of Rehab Unlimited, Inc. and Cimarron Health Care, Inc. also providing contract therapy services to long-term care facilities. These entities became a part of Team and Moore with a combined total of 44 facilities in Missouri. Since 1989, when the implementation of the Omnibus Budget Reconciliation Act of 1987 mandated the delivery of therapy services in long-term care facilities, these facilities have found it increasingly difficult to recruit and retain an appropriate complement of qualified therapists to deliver mandated services. Contract therapy revenues in 1997 accounted for approximately 5% of the Company's business. Contract therapy affords the client the opportunity to fulfill their need for therapists on a part-time basis without the need to add full-time staff. The Company plans to grow this service line both through additional contracts as well as acquisitions.

Expansion Strategy

      The Company's expertise is in delivering quality acute, subacute and outpatient rehabilitation and therapy programs, services and professional personnel. Drawing on this expertise, the thrust of its expansion strategy will be to develop and expand contract relationships with host facilities to establish and manage acute, subacute and outpatient physical medicine and rehabilitation programs as well as provide therapy staffing and contract therapy services. Acute-care hospitals have traditionally been the focus of healthcare delivery in the community and as such, have controlled a substantial amount of the expenditures for healthcare services. As healthcare reform evolves, the Company believes that hospitals will continue to play a central role in the delivery of healthcare services, providing that they can achieve cost efficiencies and provide a complete range of services required within their communities. To this end, the Company has positioned itself to assist hospitals in providing the full continuum of physical medicine and rehabilitation services within acute, subacute and outpatient settings controlled by the hospital. The economies of scale offered by the hospital's existing plant and equipment, coupled with the Company's expertise in delivering these services, offers the opportunity for a community hospital to be a full service provider in the area of physical medicine and rehabilitation on a cost-effective basis.

Business Development

     The Company's sales force focuses on generating new accounts and making follow-on sales. It has seven regional development officers who are responsible for cultivating relationships with prospective clients. In addition, the Company's officers play an integral role in the Company's marketing efforts. With a broad range of services, the Company has significant opportunity to expand within its existing client base. Further, cross-selling more than one
product  line  strengthens  the  Company's   relationships   with  its  clients.
Competition

      The Company has no direct competitors offering all the same services although other companies may offer one or more of the same services. The Company competes with other contract management and therapy companies for agreements with acute-care hospitals and extended care facilities. The Company's programs in acute-care hospitals also compete for patients with the programs of other acute-care hospitals and freestanding rehabilitation and outpatient facilities. Among the principal competitive advantages the Company believes it has are reputation for quality, cost effectiveness, a proprietary outcomes management system, innovation and price. The Company also competes with hospitals, nursing homes, clinics, physicians' offices and contract therapy companies for the services of physical, occupational and speech therapists.

Regulation

      The healthcare industry is regulated by Federal, state and local governmental agencies. These regulations attempt to control the growth of healthcare facilities through certificate of need laws, licensure or certification of healthcare facilities and the reimbursement for healthcare services.

      In many states, acute-care hospitals contracting with the Company generally are not required to obtain a certificate of need prior to opening an inpatient unit. If a certificate of need is required, the process may take up to 12 months depending upon the state involved. The application may be denied if contested by a competitor or the state agency. Certificates of need are usually issued for a specified maximum expenditure and require implementation of the proposed improvement within a specified period of time.

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

      Inpatient rehabilitation and skilled nursing units and outpatient rehabilitation services are exempt from PPS. Acute rehabilitation units within acute-care hospitals are eligible to obtain an exemption from PPS, generally after the first year of operation, upon satisfaction of specified Federal criteria. Such criteria include the operation for a full 12 months under PPS and the completion of an initial exemption survey. The exemption survey measures compliance with certain criteria applicable to exempt units generally, including approval to participate as a Medicare provider, admission standards, record keeping, compliance with state licensure laws, segregation of beds, accounting standards and certain specific standards applicable to rehabilitation units, including staffing, medical care and patient mix. Skilled nursing units may be surveyed shortly after admitting their first patient. Upon successful completion of the survey, Medicare payments for rehabilitation and skilled nursing services provided in inpatient units are made under a cost-based reimbursement system.

      In 1997, Congress enacted the Balanced Budget Act of 1997, which includes numerous changes to the Medicare system. These changes include various reductions in payments under the current cost-based reimbursement system, the implementation of a prospective payment system for skilled nursing facilities and units to be phased in starting July 1998 and a prospective payment system for acute rehabilitation facilities and units to be phased in over two years starting in late 2000. Although specifics of these systems are not yet available, the changes will almost certainly favor low-cost, efficient providers. The Company believes that its strategy of administering programs on the premises of host facilities positions it well for the changing reimbursement environment. In addition, the aging population will continue to increase the demand for therapy staffing services.

      Various Federal and state laws regulate the relationship between providers of healthcare services and physicians. These laws include the "fraud and abuse" provisions of the Social Security Act, under which civil and criminal penalties can be imposed upon persons who pay or receive remuneration in return for referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. The Company does not believe its business arrangements with physicians who admit patients to the Company's units are out of compliance with these provisions. The provisions are broadly written and the full extent of their application is not currently known. The Inspector General of the Department of Health and Human Services has issued "safe harbor" regulations specifying certain forms of relationships that will not be deemed violations of these provisions. The Company believes that its business arrangements with its medical directors are in compliance with any definitive regulations.

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

Employees

      As of December 31, 1997, the Company had approximately 2,366 employees. The physicians who are the medical directors of the contract units and the psychologists serving on program treatment teams are independent contractors and not employees of the Company. None of the Company's employees are subject to a collective bargaining agreement. Management considers the relationship with its employees to be good.

ITEM 2.      PROPERTIES

      The Company currently leases 15,000 square feet of executive office space in Clayton, Missouri, with an additional 8,000 square feet commencing in July 1998 under a lease that expires in the year 2008, assuming all options to renew are exercised. In addition to the monthly rental cost, the Company is also responsible for specified increases in operating costs. HSSI leases 31,000 square feet of executive office space in Lowell, Massachusetts, under a lease that expires in the year 2005, assuming all options to renew are exercised, plus leases various properties throughout the country used as temporary housing for therapists. Team and Moore leases 3,000 square feet of executive office space in Clayton, Missouri under a lease that expires in 1998.

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

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             SHAREHOLDER MATTERS

      Information  concerning  the Common Stock of the Registrant is included in
Exhibit 13.1 in this Annual Report of the Registrant.

ITEM 6.      SELECTED FINANCIAL DATA

     Six-Year Financial Summary is included in Exhibit 13.1 in this Annual Report of the Registrant for the year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

      The Company changed its fiscal year end from the last day of February to December 31, effective as of December 31, 1996. The change resulted in a short period of ten months that began March 1, 1996, and ended December 31, 1996. Information for calendar 1996 refers to the ten months ended December 31, 1996, and fiscal 1996 refers to the twelve months ended February 29, 1996.

      The growth in the Company's operating revenues and net earnings during 1997 was the result of an increase in the number of acute and subacute units, and growth from acquisitions. The 1997 results reflect an increase in the average number of acute units as a result of fewer unit closures, an increase in the average number of subacute units managed by the Company from 11.5 to 22.0, increased weeks worked at HSSI and the acquisition of Team and Moore. Outpatient revenue decreased 9.8% in 1997, reflecting a two-unit reduction in average number of units. The growth for calendar 1996 was primarily attributable to the increase in the number of subacute units and results from HSSI. Calendar 1996 reflects an increase in the average number of subacute units from 4.1 to 11.5. Outpatient revenue decreased 8.1% in calendar 1996, reflecting the closure of three locations.

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

      Subacute units and outpatient programs are not subject to the same limitations in reimbursement from Medicare as acute rehabilitation units and, therefore, should result in significantly reduced start-up losses per unit. In 1997, Congress enacted changes to Medicare calling for the implementation of a prospective payment system for skilled nursing units and facilities commencing in July 1998.

      In March 1996 the Company acquired HSSI. The aggregate purchase price of $21,450,000 paid at closing included $13,258,000 in cash, a $6,000,000 ten-year convertible subordinated promissory note and 185,295 shares of the Company's common stock. Additional consideration will be paid to the HSSI stockholders contingent upon the attainment of certain target cumulative earnings before interest and income taxes up to a maximum of $8,800,000 in additional consideration over six years of which $1,000,000 was paid in 1997, and $2,104,000 was paid during March 1998. The transaction was accounted for as a purchase and, as such, the Company's consolidated financial statements reflect the results of operations of HSSI commencing with the consummation date of the acquisition.

      In January 1997, the Company acquired Team and Moore. The aggregate purchase price of $5,600,000 paid at closing included $3,600,000 in cash, a $1,500,000 subordinated promissory note and 38,047 shares of the Company's common stock. Additional consideration will be paid to the former Team and Moore stockholders contingent upon attainment of certain target cumulative earnings before interest and income taxes, up to a maximum of $2,400,000 in additional consideration over four years. In June 1997, the Company purchased 100% of the capital stock of Rehab Unlimited, Inc. and the assets of Cimarron Health Care, Inc. and merged them into Team and Moore. The aggregate purchase price of $1,350,000 paid at closing included $675,000 in cash, a $325,000 subordinated promissory note and 16,104 shares of the Company's common stock. The transactions were accounted for as purchases and, as such, the Company's consolidated financial statements reflect the financial condition and results of operations of Team and Moore and Rehab Unlimited commencing on the consummation date of each acquisition.

      In January 1997, the Company made a tender offer to purchase up to 1,387,500 shares of its common stock at a single purchase price, not less than $13.33 nor in excess of $15.00 per share, the purchase price to be selected by the Company based on prices specified by tendering stockholders at the lowest single purchase price sufficient to purchase 1,387,500 shares. As of February 28, 1997, the closing date, shares totaling greater than 1,387,500 were tendered, resulting in the Company's repurchase on March 12, 1997 of a total of 1,499,932 shares at the single per share price of $15.00 per share. To finance the repurchase and restructure its current debt, the Company obtained financing from a syndicate of financial institutions totaling $45 million in senior secured debt, comprised of a $25 million term loan and a $20 million revolving credit facility.

      On  August  26,  1997,  the  Company's  Board  of  Directors   approved  a
three-for-two split of the Company's common stock in the form of a stock dividend, payable October 1, 1997, to shareholders of record as of

September 12, 1997. All share and per share amounts set forth in this Annual Report reflect the effect of the stock split.

RESULTS OF OPERATIONS

      The following table sets forth for 1997, calendar 1996 and fiscal 1996, the percentage that certain items in the consolidated statements of earnings bear to operating revenues:


                                                              Year Ended       Ten Months Ended        Year Ended
                                                             December 31,        December 31,          February 29,
                                                                1997                 1996                 1996
------------------------------------------------- ----------------------- ------------------ ---------------------
Operating revenues                                              100.0%                100.0%               100.0%
Costs and expenses:
    Operating expenses                                           68.9                  71.1                 73.3
    General and administrative                                   17.0                  16.1                 12.5
    Depreciation and amortization                                 2.3                   2.6                  2.7
Operating earnings                                               11.8                  10.2                 11.5
Gain on sale of marketable securities                              .9                    --                   --
Other expense, net                                               (1.6)                 (1.0)                (0.4)
Earnings before income taxes                                     11.1                   9.2                 11.1
Income taxes                                                      4.5                   3.7                  4.5
Net earnings                                                      6.6%                  5.5%                 6.6%
===========================================  ======================== =====================  =====================



      Management believes that a comparison of the twelve months ended December 31, 1997 to the ten months ended December 31, 1996 and the comparison of the ten months ended December 31, 1996 to the twelve months ended February 29, 1996 are not meaningful because of the difference in length of reporting periods. Therefore, this discussion and analysis of results of operations compares the audited twelve-month period ended December 31, 1997, to the unaudited twelve-month period ended December 31, 1996, and the audited ten-month period ended December 31, 1996 to the unaudited ten-month period ended December 31, 1995.

     Twelve Months Ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996

      Operating revenues in 1997 increased by $40,924,000, or 34.1%, to $160,780,000 as compared to the same period in 1996. Acquisitions accounted for 35.0% of the net increase. A 20.8% increase in the average number of inpatient units from 91.3 to 110.3 units, and an increase in the average daily billable census per inpatient unit of 3.1% from 12.8 to 13.2, generated a 24.6% increase in billable patient days to 532,195. The increase in billable census per unit for inpatient units is primarily attributable to a 9.0% increase in admissions per unit, offset by a 5.4% decline in average billable length of stay. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational in 1997, which carry a shorter length of stay than acute rehabilitation units. The increase in billable patient days was offset by a 3.7% decrease in average per diem billing rates, reflecting a greater mix of subacute units which carry lower average per diem rates than acute units. The $16,279,000 increase in inpatient unit revenue was offset by a 9.8% decrease in outpatient revenue to $9,429,000, primarily reflecting the loss of two units. Revenues of HSSI increased $11,505,000 primarily as a result of an increase in weeks worked plus revenue from HSSI's new temporary staffing division.

     Operating expenses for the twelve month periods compared increased by $25,305,000, or 29.6%, to $110,726,000. Acquisitions accounted for 34.2% of the net increase. The remaining increase was attributable to the increase in patient days and increased placements at HSSI.

      The excess of operating expenses over operating revenues associated with non-exempt units decreased from $912,000 to $778,000, on an increase in the average number of non-exempt units from 5.4 to 7.7. The per unit average excess of operating expenses over operating revenues declined from $169,000 to $102,000 reflecting a 2.5% increase in billable patients per unit to 2.9 plus a greater percentage of units where the Company is not obligated to provide therapy staff. Average start-up losses for units for which the Company provides therapy staff during their non-exempt year can range to as high as $150,000 to $200,000.

      General and administrative expenses increased $8,725,000, or 47.0%, to $27,294,000, reflecting increases in professional services, business development, general office, marketing and operations compared to the previous year, plus the addition of general and administrative expenses of companies acquired.

      Depreciation and amortization increased $631,000 reflecting primarily the amortization of goodwill from the purchase of Team and Moore and Rehab Unlimited.

      Interest income decreased $83,000 as a result of reductions in investment balances, as cash was used to make acquisitions and make payments on the Company's debt.

      Interest expense increased $1,441,000 reflecting interest on additional debt arising from the repurchase of shares of the Company's common stock, and the acquisitions of HSSI, Team and Moore and Rehab Unlimited. Gain on sale of marketable securities reflects the sale of approximately 50% of the Company's investment in Intensiva HealthCare Corporation.

      Earnings before income taxes increased by $6,192,000, or 53.0%, to $17,882,000. The provision for income taxes for the twelve month periods compared was $7,267,000 compared to $4,698,000, reflecting effective income tax rates of 40.6% and 40.2% for the respective periods. Net earnings increased by $3,623,000, or 51.8%, to $10,615,000. Diluted earnings per share increased 58.1% to $1.47 from $.93 on a 4.4% decrease in the weighted-average shares outstanding. The decrease in shares outstanding is attributable to the repurchase of shares of the Company's common stock offset by an increase in the dilutive effect of outstanding stock options.

Ten Months  Ended  December 31, 1996  Compared to Ten Months Ended  December 31,
1995

      Operating revenues during the ten months ended December 31, 1996 increased by $30,476,000, or 41.1%, to $104,611,000 as compared to the same period in 1995. The acquisition of HSSI accounted for 94.7% of the net increase. A 9.6% increase in the average number of inpatient units from 83.7 to 91.7, offset by a decrease in the average daily billable census per inpatient unit of 3.8% from
13.3 to 12.8, generated a 5.5% increase in billable patient days to 357,780. The decrease in billable census per unit for inpatient units is primarily attributable to a 9.7% decline in average billable length of stay on a 6.6% increase in admissions per unit. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational for the ten months ended December 31, 1996, which carry a shorter length of stay than acute rehabilitation units. The increase in billable patient days was offset by a .9% decrease in average per diem billing rates, reflecting a greater mix of subacute units which carry lower average per diem rates than acute units. The $2,960,000 increase in inpatient unit revenue was offset by an 8.1% decrease in outpatient revenue to $8,495,000, reflecting the loss of one unit each in February, March and April 1996.

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

      Earnings before income taxes increased by $1,802,000, or 23.0%, to $9,654,000. The provision for income taxes for the ten-month periods compared was $3,886,000 compared to $3,197,000, reflecting effective income tax rates of 40.3% and 40.7% for the respective periods. Net earnings increased by $1,113,000, or 23.9%, to $5,768,000. Diluted earnings per share increased 13.4% to $.76 from $.67 on a 13.0% increase in the weighted-average shares outstanding. The increase in shares outstanding is attributable primarily to the shares issued in the acquisition of HSSI and an increase in the dilutive effect of outstanding stock options.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1997, the Company had $6,639,000 in cash and current marketable securities and a current ratio of 1.6:1. Working capital as of December 31, 1997, increased from December 31, 1996, by $3,539,000 due to cash flows generated by operations offset by the cash paid and debt arising from the acquisitions of Team and Moore and Rehab Unlimited, Inc. and the increase in current portion of long-term debt issued in the repurchase of shares of the Company's common stock.

      Net accounts receivable were $24,147,000 at December 31, 1997 compared to $15,546,000 at December 31, 1996. The number of days average net revenues in net receivable was 52.0 days and 45.5 days as of December 31, 1997 and December 31, 1996, respectively.

      During the year ended December 31, 1997, the Company incurred capital expenditures of $1,343,000 as compared to $864,000 for the twelve months ended December 31, 1996. At December 31, 1997, the Company had no material commitments for capital expenditures.

      In connection with the development and implementation of additional units, the Company may incur capital expenditures for equipment and deferred costs arising from payments made to hospitals for a portion of capital improvements needed to begin a unit's operation. For the twelve months ended December 31, 1997, the Company made deferred cost payments to four client hospitals totaling $368,000 for capital improvements, while for the twelve months ended December 31, 1996, payments were made to five client hospitals totaling $400,000. At December 31, 1997, the Company had ten commitments totaling $1,565,000 to make additional capital improvement payments to client hospitals.

      The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a combination of internal sources and outside financing. As of December 31, 1997, the Company had $10,845,000 of unused available bank line of credit.

      On January 10, 1997, the Company sold 165,000 shares of its investment in Intensiva HealthCare Corporation in a market transaction for $1,485,000.

      On March 12, 1997, the Company repurchased 1,499,932 shares of its common stock. To finance the repurchase and restructure its current debt, the Company issued $45 million in senior secured debt.

INFLATION

      Although inflation has abated during the last several years, the rate of inflation in healthcare related services continues to exceed the rate experienced by the economy as a whole. The Company's management contracts typically provide for an annual increase in the fees paid to the Company by its client hospitals based upon increases in various inflation indices. These increases generally offset increases in costs incurred by the Company.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA











                          Independent Auditors' Report

The Board of Directors
RehabCare Group, Inc.:

We have audited the accompanying consolidated balance sheets of RehabCare Group, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year ended December 31, 1997, for the ten months ended December 31, 1996 and for the year ended February 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RehabCare Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, for the ten months ended December 31, 1996 and for the year ended February 29, 1996, in conformity with generally accepted accounting principles.

                                                          /s/ KPMG Peat Marwick





St. Louis, Missouri
February 6, 1998

                                                     REHABCARE GROUP, INC.

                                                  Consolidated Balance Sheets
                                         (dollars in thousands, except per share data)
                                                                                               December 31,     December 31,
                                                Assets                                            1997             1996
                                                ------                                            ----             ----
Current assets:
     Cash and cash equivalents                                                             $     1,975              772
     Marketable securities, available-for-sale                                                   4,664            6,666
     Accounts receivable, net of allowance for doubtful accounts
         of $1,338 and $1,386, respectively                                                     24,147           15,546
     Deferred tax assets                                                                         1,773              921
     Prepaid expenses and other current assets                                                     720              525
                                                                                                ------           ------
                            Total current assets                                                33,279           24,430
                                                                                                ------           ------
Marketable securities, available-for-sale, noncurrent                                            1,812            1,310
                                                                                                ------           ------
Equipment and leasehold improvements, net                                                        3,342            2,935
                                                                                                ------           ------
Other assets:
     Excess of cost over net assets acquired, net                                               52,949           47,119
     Deferred contract costs, net                                                                1,138            1,302
     Pre-opening costs, net                                                                      2,908            2,295
     Deferred tax assets                                                                           181              424
     Other                                                                                       1,632              987
                                                                                                ------           ------
                            Total other assets                                                  58,808           52,127
                                                                                                ------           ------
                                                                                           $    97,241           80,802
                                                                                                ======           ======
                                 Liabilities and Stockholders' Equity
                                 ------------------------------------
Current liabilities:
     Revolving credit facility                                                             $       --               500
     Current portion of long-term debt                                                           4,520            2,967
     Accounts payable                                                                            1,700            1,083
     Accrued salaries and wages                                                                  9,925            6,969
     Accrued expenses                                                                            3,570            2,026
     Income taxes payable                                                                          771            1,631
                                                                                                ------           ------
                            Total current liabilities                                           20,486           15,176
                                                                                                ------           ------
Deferred compensation                                                                            2,501            1,956
                                                                                                ------           ------
Long-term debt, less current portion                                                            34,494           14,000
                                                                                                ------           ------
Stockholders' equity:
     Preferred stock, $.10 par value; authorized 10,000,000 shares,
         none issued and outstanding                                                                --               --
     Common stock, $.01 par value; authorized 20,000,000 shares, issued 7,152,191 shares and 7,040,043 shares as of
         December 31, 1997 and 1996, respectively                                                   72               70
     Additional paid-in capital                                                                 23,972           22,793
     Retained earnings                                                                          35,192           24,577
     Less common stock held in treasury at cost,
           1,311,307 shares as of December 31, 1997                                            (20,212)              --
     Unrealized gain on marketable securities, net of tax                                          736            2,230
                                                                                                ------           ------
                            Total stockholders' equity                                          39,760           49,670
                                                                                                ------           ------
                                                                                          $     97,241           80,802
                                                                                                ======           ======

See accompanying notes to consolidated financial statements.

                                                             14

                                                     REHABCARE GROUP, INC.

                                              Consolidated Statements of Earnings
                                         (dollars in thousands, except per share data)


                                                                      Year Ended        Ten Months Ended        Year Ended
                                                                      December 31,        December 31,          February 29,
                                                                         1997                 1996                1996
                                                                         ----                 ----                ----
Operating revenues                                                  $ 160,780              104,611              89,377
Costs and expenses:
    Operating expenses                                                110,726               74,326              65,487
    General and administrative                                         27,294               16,844              11,202
    Depreciation and amortization                                       3,780                2,743               2,412
                                                                      -------               ------             -------
               Total costs and expenses                               141,800               93,913              79,101
                                                                      -------               ------              ------
               Operating earnings                                      18,980               10,698              10,276
Interest income                                                           186                  152                 344
Interest expense                                                       (2,759)              (1,211)               (759)
Gain on sale of marketable securities                                   1,448                   --                  --
Other income, net                                                          27                   15                  26
                                                                      -------               ------             -------
               Earnings before income taxes                            17,882                9,654               9,887
Income taxes                                                            7,267                3,886               4,009
                                                                      -------               ------             -------
               Net earnings                                         $  10,615                5,768               5,878
                                                                      =======               ======             =======

Net earnings per common share:
    Basic                                                           $    1.77                  .82                 .87
                                                                         ====                =====               =====
    Diluted                                                         $    1.47                  .76                 .84
                                                                         ====                =====               =====


See accompanying notes to consolidated financial statements.

                                                             15

                                                     REHABCARE GROUP, INC.

                                        Consolidated Statements of Stockholders' Equity
                                                    (amounts in thousands)

                                                Common Stock
                                          ------------------------ Additional                                   Total
                                          Issued  Treasury          paid-in   Retained  Treasury  Unrealized stockholders'
                                          Shares   Stock   Amount   capital   earnings    Stock     gain        equity
                                          ------   ------  -------  --------  --------    ----     ------     -----------

Balance, February 28, 1995                6,706       --   $   67     19,433    12,931        --        --    32,431

Net earnings                                 --       --       --         --     5,878        --        --     5,878
Exercise of stock options (including
          tax benefit)                       71       --       --        588        --        --        --       588
                                          -----     ----     ----     ------    ------    ------    ------    ------
Balance, February 29, 1996                6,777       --       67     20,021    18,809        --        --    38,897

Net earnings                                 --       --       --         --     5,768        --        --     5,768
Issuance of common stock
          in connection with acquisition    185       --        2      2,190        --        --        --     2,192
Exercise of stock options (including
          tax benefit)                       78       --        1        582        --        --        --       583
Unrealized gain on marketable
         securities, net of tax              --       --       --         --        --        --     2,230     2,230
                                          -----     ----     ----     ------    ------    ------     -----    ------
Balance, December 31, 1996                7,040       --       70     22,793    24,577        --     2,230    49,670

Net earnings                                 --       --       --         --    10,615        --        --    10,615
Purchase of treasury stock                   --    1,500       --         --        --   (23,131)       --   (23,131)
Issuance of common stock
          in connection with acquisitions    38      (41)       1        639        --       644        --     1,284
Exercise of stock options (including
          tax benefit)                       74     (148)       1        540        --     2,275        --     2,816
Change in unrealized gain on
          marketable securities, net of tax  --       --       --         --        --        --    (1,494)   (1,494)
                                          -----     ----     ----     ------    ------    ------     -----    ------
Balance, December 31, 1997                7,152    1,311  $    72     23,972    35,192   (20,212)      736    39,760
                                          =====    =====    =====     ======    ======    ======    ======    ======


See accompanying notes to consolidated financial statements.

                                                             16


                                                     REHABCARE GROUP, INC.

                                              Consolidated Statements of Cash Flows
                                                    (dollars in thousands)
                                                                                Year Ended    Ten Months Ended    Year Ended
                                                                                December 31,    December 31,      February 29,
                                                                                  1997               1996            1996
                                                                                  ----               ----            ----
Cash flows from operating activities:
     Net earnings                                                             $    10,615           5,768            5,878
     Adjustments to reconcile net earnings to net cash provided by operating activities:
              Depreciation and amortization                                         3,780           2,743            2,412
              Provision for losses on accounts receivable                             717             549              348
              Equity in earnings of affiliate                                         (20)             --               --
              Gain on sale of marketable securities                                (1,448)             --               --
              Increase in deferred compensation                                       545             586              560
              Decrease (increase) in accounts receivable, net                      (7,755)         (4,586)           1,721
              Decrease (increase) in prepaid expenses and other current assets       (155)            259               31
              Decrease in other assets                                                 15             122              236
              Increase (decrease) in accounts payable and accrued expenses          1,759          (1,915)             111
              Increase in accrued salaries and wages                                2,386           1,390              485
              Decrease in income taxes payable and deferred                          (622)           (498)             (99)
                                                                                   ------          ------           ------
                      Net cash provided by operating activities                     9,817           4,418           11,683
                                                                                   ------          ------           ------

Cash flows from investing activities:
     Additions to equipment and leasehold improvements, net                        (1,343)           (732)            (402)
     Purchase of marketable securities                                             (1,473)         (1,128)          (5,245)
     Proceeds from sale/maturities of marketable securities                         2,080           1,815              510
     Cash paid in acquisition of businesses, net of cash received                  (6,629)        (19,258)            (195)
     Investment in joint venture                                                     (630)             --               --
     Deferred contract costs, net                                                    (368)           (160)            (265)
     Pre-opening costs, net                                                        (1,483)         (1,047)            (651)
     Other, net                                                                        --            (235)              --
                                                                                   ------          ------           ------
                      Net cash used in investing activities                        (9,846)        (20,745)          (6,248)
                                                                                   ------          ------           ------

Cash flows from financing activities:
     Proceeds from (payments on) revolving credit facility                           (500)          2,000           (1,000)
     Payments on long-term debt                                                    (3,603)         (2,408)          (2,075)
     Proceeds on issuance of long-term debt                                        23,500           4,750               --
     Proceeds on issuance of notes payable                                          2,150           6,000               --
     Purchase of treasury stock                                                   (23,131)             --               --
     Exercise of stock options (including tax benefit)                              2,816             583              588
                                                                                   ------          ------          -------
                      Net cash provided by (used in) financing activities           1,232          10,925           (2,487)
                                                                                   ------          ------          -------
                      Net increase (decrease) in cash and cash
                                equivalents                                         1,203          (5,402)           2,948
Cash and cash equivalents at beginning of period                                      772           6,174            3,226
                                                                                   ------         -------          -------
Cash and cash equivalents at end of period                                    $     1,975             772            6,174
                                                                                   ======         =======          =======


See accompanying notes to consolidated financial statements.

                                                             17

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements



(1)Summary of Significant Accounting Policies

      (a)    Business and Principles of Consolidation
             RehabCare Group,  Inc. and  subsidiaries  (the "Company")  develop, market and manage programs for the delivery of comprehensive medical rehabilitation and therapy services in acute-care hospitals, skilled nursing units and outpatient facilities. The Company also is a contract provider of therapists to hospitals and long-term care and rehabilitation facilities. The consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)    Change in Fiscal Year
             The Company changed  its  fiscal  year  end  from  the  last day of
                February to December 31, effective as of December 31, 1996. The change resulted in a short period of ten months that began March 1, 1996, and ended December 31, 1996. Information included in the footnotes to the financial statements for calendar 1996 refers to the ten months ended December 31, 1996 and fiscal 1996 refers to the twelve months ended February 29, 1996.

      (c)    Common Stock Split
             On August 26, 1997,  the  Company's  Board of Directors  approved a three-for-two split of the Company's common stock in the form of a stock dividend, payable October 1, 1997, to shareholders of record as of September 12, 1997. Share and per share amounts in the consolidated financial statements have been restated for all amounts presented to reflect the split.

      (d)    Cash Equivalents and Marketable Securities
             Cash in excess of daily  requirements  is  invested  in  short-term investments with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

                The Company classifies its debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Investments at December 31, 1997 consist of marketable equity securities, variable rate municipal bonds and money market securities. All marketable securities are classified as available-for-sale and as such, the difference between cost and market, net of estimated taxes, is recorded as an adjustment to stockholders' equity. Gain (or loss) is not recognized in the consolidated statement of earnings until the securities are sold.

      (e)    Credit Risk
             The Company primarily provides services to a geographically diverse clientele of healthcare providers throughout the United States. The Company performs ongoing credit evaluations of its clientele and does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses.

      (f)    Equipment and Leasehold Improvements
             Depreciation   and   amortization   of  equipment   and   leasehold
                improvements are computed on the straight-line method over the estimated useful lives of the related assets, principally: equipment - five to seven years and leasehold improvements life of lease or life of asset, whichever is less.

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements



      (g)    Intangible Assets
             Substantially  all the  excess  of cost  over net  assets  acquired
                (goodwill) relates to acquisitions and is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill was $5,206,000 and $4,284,000 as of December 31, 1997
                and 1996, respectively. The Company evaluates the realizability of goodwill based upon expectations of undiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1997.

      (h)    Deferred Contract Costs and Pre-Opening Costs
             Deferred contract costs represent  payments made to hospitals for a portion of capital improvements needed to begin a unit's operation and certain pre-opening costs. The Company is entitled to a pro rata refund of deferred capital improvement costs in the event that the hospital terminates the contract before its scheduled termination date. Pre-opening costs include payments made primarily for architectural, legal and consulting services expended to begin a unit's operations. These costs are capitalized until the unit begins operations. Deferred contract costs and pre-opening costs are charged to expense over the initial term of the contracts. Accumulated amortization of deferred contract costs was $1,138,000 and $1,336,000 as of December 31, 1997 and 1996, respectively. Accumulated amortization of pre-opening costs was $1,466,000 and $1,183,000 as of December 31, 1997 and 1996, respectively.

      (i)    Disclosure About Fair Value of Financial  Instruments
             The estimated  fair-market value of the revolving  credit  facility and long-term debt (including current portions thereof), approximates carrying value due to the variable rate features of the instruments. The Company believes it is not practical to estimate a fair value different from the carrying value of its subordinated debt and the notes payable to related parties as the instruments have numerous unique features as discussed in note 6.

      (j)    Revenues and Costs
             The  Company recognizes  revenues as services are  provided or when the revenue is earned. The Company has adopted the accounting and reporting methods approved by the American Institute of Certified Public Accountants in its healthcare industry audit guide. Accordingly, the Company's provision for doubtful accounts is recorded as an expense of operations for all periods presented. Costs related to marketing and development of new contracts at the corporate level are expensed as incurred.

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

      (l)    Treasury Stock
             The  purchase of the Company's  common  stock is  recorded at cost.
               Upon subsequent reissuance, the treasury stock account is reduced by the average cost basis of such stock.

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements



      (m)    Earnings Per Share
             The Company  adopted  the  provisions  of  Statement  of  Financial
                Accounting Standards ("SFAS") No. 128, Earnings per Share, on December 31, 1997, which replaced the previously reported primary and fully dilutive earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been restated to conform with the requirements of SFAS No. 128.

      (n)    Stock Option Plan
             Prior to March 1996,  the Company  accounted  for its stock  option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On March 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No.
                123. See note 7.

      (o)    Use of Estimates
             The  preparation  of  financial  statements  in   conformity   with
               generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates.

      (p)    Reclassifications
             Certain prior years' amounts have been reclassified to conform with the current year presentation.

(2)   Acquisitions
      On August 15, 1997, the Company  acquired a 40% interest in Allied Therapy
         Services, L.L.C. for $630,000 in cash and notes. The joint venture provides physical, occupational and speech therapy services to nursing homes, other long-term care facilities, outpatient clinics, school systems and home health agencies in southern Georgia and northern Florida. The Company accounts for its investment using the equity method.

      On January 28, 1997,  the Company  purchased  100% of the capital stock of
         TeamRehab, Inc. and Moore Rehabilitation Services, Inc. ("Team and Moore"). The aggregate purchase price of $5,600,000 paid at closing included $3,600,000 in cash, a $1,500,000 subordinated promissory note and 38,047 shares of the Company's common stock. Additional consideration will be paid to the former Team and Moore stockholders contingent upon the attainment of certain target cumulative earnings before interest and income taxes, up to a maximum of $2,400,000 in additional consideration over four years. On June 12, 1997, the Company purchased 100% of the capital stock of Rehab Unlimited, Inc. and the assets of

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements



         Cimarron Health Care, Inc. and merged them into Team and Moore. The aggregate purchase price of $1,350,000 paid at closing included $675,000 in cash, a $325,000 subordinated promissory note and 16,104 shares of the Company's common stock. Goodwill related to the acquisitions totaling $6,254,000 is being amortized over 40 years.

      On March 1, 1996,  the  Company  purchased  100% of the  capital  stock of
         Healthcare Staffing Solutions, Inc. ("HSSI"). The aggregate purchase price of $21,450,000 paid at closing included $13,258,000 in cash, a $6,000,000 ten-year convertible subordinated promissory note and 185,295 shares of the Company's common stock. Of the $13,258,000 of cash paid, $8,750,000 was borrowed under the Company's term loan and revolving credit facility. Additional consideration will be paid to the former HSSI stockholders contingent upon the attainment of certain target cumulative earnings before interest and income taxes up to a maximum of $8,800,000 in additional consideration over six years. In 1997, $1,000,000 of contingent consideration was paid to the former owners of HSSI.

      The following  unaudited  pro  forma  financial   information  assumes the
         acquisition of HSSI occurred at the beginning of the fiscal year ended February 29, 1996. This information is not necessarily indicative of results of operations that would have occurred had the purchase been made at the beginning of the fiscal year.

                                                                  Year Ended
                                                                  February 29,
                                                                     1996
                                                                  -----------

          Operating revenues                              $       115,401,000
          Net earnings                                              6,443,000

          Net earning per common share:
               Basic                                                      .93
               Diluted                                                    .88


     The acquisitions of Team and Moore, Rehab Unlimited, Inc. and HSSI have been accounted for by the purchase method of accounting, whereby their operating results are included in the Company's results of operations commencing on the respective closing dates of acquisition.

(3)    Marketable Securities
       Current marketable  securities at December 31, 1997 consist of $3,000,000 in variable rate municipal bonds, an equity investment of $1,246,000 representing 161,297 shares of common stock of Intensiva HealthCare Corporation and $418,000 in money market funds held in escrow. The Company classified its equity investments as "available-for-sale,"
           and as such has recorded the investment at market value with a corresponding credit, net of taxes, to stockholders' equity. The market value of the investment in common stock at December 31, 1997 of $1,246,000 exceeded the cost basis by $1,209,000. Noncurrent marketable securities consist of marketable equity securities ($1,469,000 and $1,121,000 at December 31, 1997 and 1996,
           respectively) and money market securities ($343,000 and $189,000 at December 31, 1997 and 1996, respectively) held in trust under the Company's deferred compensation plan.

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements





(4)     Allowance  for  Doubtful  Accounts
        Activity  in the  allowance  for doubtful accounts is as follows:


                                                                      Year Ended     Ten Months Ended       Year Ended
                                                                      December 31,      December 31,        February 29,
                                                                          1997              1996               1996
                                                                          ----              ----               ----

               Balance at beginning of period                 $        1,386,000            822,000          1,043,000
               Provisions for doubtful accounts                          717,000            549,000            348,000
               Allowance related to acquisitions                          30,000            387,000                 --
               Accounts written off                                     (795,000)          (375,000)          (569,000)
               Recoveries                                                   --                3,000                 --
                                                                       ---------          ---------          ---------
               Balance at end of period                       $        1,338,000          1,386,000            822,000
                                                                       =========          =========          =========



(5)    Equipment and Leasehold Improvements
       Equipment and leasehold improvements, at cost, consist of the following:


                                                                                          December 31,       December 31,
                                                                                              1997               1996
                                                                                              ----               ----
               Equipment                                                        $         5,752,000          4,615,000
               Leasehold improvements                                                       132,000            126,000
                                                                                          ---------          ---------
                                                                                          5,884,000          4,741,000
               Less accumulated depreciation and amortization                             2,542,000          1,806,000
                                                                                          ---------          ---------
               Equipment and leasehold improvements, net                        $         3,342,000          2,935,000
                                                                                          =========          =========




                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements



(6)    Long - Term Debt
       Long-term debt consists of the following:

                                                                                December 31,       December 31,
       Bank Debt:                                                                 1997                 1996
       ---------                                                                  ----                 ----
Term facility - LIBOR plus 1.25% to 2.00% or Corporate Base               $     22,750,000            8,500,000
  Rate ("CBR"), rate dependent on the ratio of indebtedness, net of cash and  marketable  securities,  to cash  flow,  maturing
  March 5,  2002   (weighted-average  rates of 7.2%  and  7.1% at
  December  31,  1997 and  1996, respectively).


Revolving credit facility - LIBOR plus 1.25% to 2.00% or CBR,                    8,000,000            2,000,000
  rate dependent on the ratio of indebtedness, net of cash and marketable securities, to cash flow, maturing March 5, 2002
  (weighted-average rates of 7.4% and 7.1% at December 31,
  1997 and 1996, respectively).

       Subordinated Debt:
       -----------------

Note payable, 6.25% convertible, maturing March 1, 2006                          6,000,000            6,000,000
Note payable, 8%, maturing October 15, 1997, held in escrow as
  of December 31, 1997                                                             395,000              967,000
Note payable, 8%, payable $93,750 quarterly through February
  1, 2001                                                                        1,219,000                   --
Note payable, 8%, payable in quarterly installments of $40,625
  commencing July 1, 1999, maturing July 1, 2001                                   325,000                   --
Note payable, 8%, maturing August 15, 2001                                         325,000                   --
                                                                               -----------          -----------
                                                                                39,014,000           17,467,000
Less current portion                                                             4,520,000            3,467,000
                                                                               -----------          -----------
Total long-term debt                                                      $     34,494,000           14,000,000
                                                                                ==========           ==========


       On March 5, 1997 the Company restructured and increased its bank debt. Under the terms of the restructured loan agreement the Company entered into a five-year, $25,000,000 term loan and a revolving line of credit which allows the Company to borrow up to the lesser of $20,000,000 or 85% of eligible accounts receivable as defined by the agreement, reduced by amounts outstanding under any bank letter of credit. The Company pays a fee on the unused portion of the commitment from .30% to .50% per annum, with such rate being dependent on the ratio of the Company's indebtedness, net of cash and marketable securities, to cash flow. Borrowings under the agreement, including the revolving credit facility, are secured primarily by the Company's accounts receivable, equipment and leasehold improvements, and future income and profits. The loan agreement requires the Company to meet certain financial covenants including maintaining minimum net worth and fixed charge coverage ratios. The loan agreement also restricts the Company's ability to pay dividends to its stockholders. The average outstanding borrowings under the revolving credit facility for 1997, calendar 1996 and fiscal 1996 were $7,507,000, $3,000,000 and $301,000 at a weighted-average interest rate of 7.4%, 7.5% and 7.2% per annum, respectively.

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements



       The $6,000,000 convertible subordinated notes payable may be redeemed in whole or in part by the Company at any time after March 1, 2000 at from 100% to 104% of the principal balance. The notes are convertible into the Company's common stock prior to March 1, 2006, subject to earlier redemption by the Company, at the option of the former HSSI shareholders, at a conversion price of $14.17 per share. Of the $6,000,000 balance outstanding $4,500,000 is payable to a director of the Company who is president of HSSI.

       The scheduled principal payments of long-term debt at December 31, 1997 are as follows: $4,520,000, $5,206,000, $6,288,000, $7,250,000,
           $1,750,000 and $6,000,000,  in years 1998, 1999, 2000, 2001, 2002 and thereafter, respectively. Interest paid for 1997, calendar 1996 and fiscal 1996 was $2,598,000, $1,053,000 and $763,000, respectively.

(7)    Stockholders' Equity
       On January 31, 1997, the Company made a tender offer to purchase up to 1,387,500 shares of its common stock at a single purchase price, not less than $13.33 nor in excess of $15.00 per share. The actual purchase price was determined based on the lowest single purchase price at which stockholders tendered shares that was sufficient to purchase at least 1,387,500 shares. As of February 28, 1997, the closing date, shares totaling greater than 1,387,500 were tendered, resulting in the Company's repurchase on March 12, 1997, of a total of 1,499,932 shares at the single purchase price of $15.00 per share. To finance the repurchase, on March 5, 1997, the Company's bank term loan and revolving credit facility were restructured and increased.

       On April 23, 1996 the Company adopted the 1996 Long-Term Performance Plan pursuant to which stock appreciation rights, restricted stock, performance awards, incentive stock options or nonqualified stock options, may be granted to employees. Under the plan, stock awards for 1,050,000 shares may be granted within 10 years of the date of adoption of the plan. The Company also has a 1987 Incentive Stock Option Plan, a 1987 Nonstatutory Stock Option Plan, and a Directors' Stock Option Plan (together with the 1996 Long-Term Performance Plan, the "Plans") pursuant to which incentive stock options may be granted to employees and nonstatutory stock options may be granted to employees or directors. Under the 1987 Incentive Stock Option and Nonstatutory Stock Option Plans, options to purchase 1,500,000 shares were available for grant, of which 825,000 shares were incentive stock options. Under the Directors' Stock Option Plan (the "Directors' Plan"), options to purchase 525,000 shares of stock may be granted. Stock options may be granted for a term not to exceed 10 years (five years with respect to a person receiving an incentive stock option who owns more than 10% of the capital stock of the Company) and must be granted within 10 years from the date of adoption of the respective plan. The exercise price of all stock options must be at least equal to the fair market value (110% of fair market value for a person receiving an incentive stock option who owns more than 10% of the capital stock of the Company) of the shares on the date granted. Under the Directors' Stock Option Plan, each director who is not otherwise an officer or employee of the Company, shall receive an option to acquire 15,000 shares of stock, or such lesser amount as provided in the Directors' Stock Option Plan, at the fair market value on the respective option grant date. All stock options become fully exercisable after four years from date of grant, except for options granted under the Directors' Stock Option Plan which become fully exercisable after six months.

       The per share weighted-average fair value of stock options granted during 1997, calendar 1996 and fiscal 1996 was $7.64, $6.89 and $6.91 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield 0%, volatility of

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements



           33%, risk-free interest rate of 5.6% and an expected life of 4 to 7 years; calendar 1996 - expected dividend yield 0%, volatility of 30%, risk-free interest rate of 6.25% and an expected life of 4 to 7 years; fiscal 1996 - expected dividend yield 0%, volatility of 30%, risk-free interest rate of 6.25% and an expected life of 5 to 7 years.

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

                                                             Year Ended          Ten Months Ended         Year Ended
                                                            December 31,            December 31,         February 29,
                                                               1997                   1996                  1996
                                                               ----                   ----                  ----

Net Income                      As reported              $10,615,000              $5,768,000             $5,878,000
                                Pro forma                  9,589,000               5,169,000              5,679,000

Basic earnings per share        As reported                     1.77                     .82                    .87
                                Pro forma                       1.60                     .74                    .84

Diluted earnings per share      As reported                     1.47                     .76                    .84
                                Pro forma                       1.33                     .69                    .81


       In accordance with SFAS No. 123, the pro forma net income reflects only options granted subsequent to February 1995 and does not reflect the full impact of calculating compensation cost for stock options granted prior to March 1995, that vested in 1997, calendar 1996 and fiscal 1996.

       A summary of the status of the Company's stock option plans as of December 31, 1997 and 1996, and February 29, 1996, and changes during the periods ending on those dates is presented below:

                                          Year Ended                 Ten Months Ended                   Year Ended
                                       December 31, 1997             December 31, 1996                 February 29, 1996
                                       -----------------             -----------------                 -----------------
                                              Weighted-Average             Weighted-Average                  Weighted-Average
                                     Shares    Exercise Price     Shares    Exercise Price          Shares    Exercise Price
                                     ------    --------------     ------    --------------          ------    --------------
            Outstanding at
              beginning of period   1,863,671   $   9.11         1,625,738    $     8.64          1,491,750     $    8.31
            Granted                   335,375      19.43           456,399         10.78            255,000          9.99
            Exercised                (221,558)      7.78           (78,028)         6.65            (71,250)         6.86
            Forfeited                 (51,679)     11.45          (140,438)        10.43            (49,762)         8.31
                                    ---------                     ---------                       ----------
            Outstanding at
              end of period         1,925,809      11.00         1,863,671          9.11          1,625,738          8.64
                                    =========                    =========                        =========

          Options exercisable
              at end of period      1,247,265                    1,159,959                        1,047,510

                                       25

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements



       The  following   table   summarizes   information   about  stock  options
outstanding at December 31, 1997:



                                        Options Outstanding                                 Options Exercisable
                      -------------------------------------------------------      ------------------------------------
                           Number      Weighted-Average                                 Number
       Range of         Outstanding         Remaining         Weighted-Average       Exercisable        Weighted-Average
     Exercise Prices  at Dec. 31, 1997  Contractual Life       Exercise Price      at Dec. 31, 1997      Exercise Price
     ---------------  ----------------  ----------------       --------------      ----------------      --------------
   $  4.83 -  8.83         893,137            4.8 years        $   8.55                 795,638         $   8.56
      9.00 - 16.42         807,172            7.7                 10.62                 451,627            10.38
     20.08 - 26.88         225,500            9.5                 22.01                      --               --
                         ---------                                                    ---------
      4.83 - 26.88       1,925,809            6.6                 10.99               1,247,265             9.22
                         =========                                                    =========


       On September 21, 1992, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (the "Rights") for each share of the Company's common stock owned as of October 1, 1992, and for each share of the Company's common stock issued until the Rights become exercisable. Each Right, when exercisable, will entitle the registered holder to purchase from the Company one sixty-seventh of a share of the Company's Series A junior participating preferred stock, $.10 par value (the Series A preferred stock), at a price of $35 per one sixty-seventh of a share. The Rights are not exercisable and are transferable only with the Company's common stock until the earlier of 10 days following a public announcement that a person has acquired ownership of 15% or more of the Company's outstanding common stock, or the commencement or announcement of a tender offer or exchange offer, the consummation of which would result in the ownership by a person of 15% or more of the Company's outstanding common stock. The Series A preferred stock will be nonredeemable and junior to any other series of preferred stock that the Company may issue in the future. Each share of Series A preferred stock, upon issuance, will have a preferential dividend in an amount equal to the greater of $1.00 per share or 100 times the dividend declared per share of the Company's common stock. In the event of the liquidation of the Company, the Series A preferred stock will receive a preferred liquidation payment equal to the greater of $100 or 100 times the payment made on each share of the Company's common stock. Each one sixty-seventh of a share of Series A preferred stock outstanding will have one vote on all matters submitted to the stockholders of the Company and will vote together as one class with the holders of the Company's common stock.

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

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements



(8)    Earnings per Share
       The following table sets forth the computation of basic and diluted earnings per share:



                                                                    Year Ended       Ten Months Ended        Year Ended
                                                                   December 31,        December 31,         February 29,
                                                                       1997                1996                 1996
                                                                       ----                ----                 ----


Numerator:
Numerator for basic earnings per share - earnings
    available to common stockholders (net earnings)             $   10,615,000         5,768,000           5,878,000
Effect of dilutive securities - after tax interest on
    convertible subordinated promissory notes                          225,000           184,000                  --
                                                                    ----------         ---------           ---------
Numerator for diluted earnings per share - earnings
    available to common stockholders after assumed
    conversions                                                 $   10,840,000         5,952,000           5,878,000
                                                                    ==========         =========           =========

Denominator:
Denominator for basic earnings per share -
    weighted-average shares outstanding                              5,999,000         7,001,000           6,725,000
Effect of dilutive securities:
    Stock options                                                      809,000           388,000             250,000
    Convertible subordinated promissory notes                          423,000           423,000                  --
    Contingently issuable shares                                       144,000              --                    --
                                                                    ----------         ---------           ---------
Denominator for diluted earnings per share -
    adjusted weighted-average shares and assumed
    conversions                                                      7,375,000         7,812,000           6,975,000
                                                                     =========         =========           =========

Basic earnings per share                                        $         1.77               .82                 .87
                                                                          ====               ===                 ===
Diluted earnings per share                                      $         1.47               .76                 .84
                                                                          ====               ===                 ===


    For   additional   disclosures   regarding   stock   options,    convertible
          subordinated promissory notes and contingently issuable shares, see notes 6 and 7.

(9)   Employee Benefits
      The Company has an Employee Savings Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. Employees who attain the age of 21 and complete twelve consecutive months of employment with a minimum of 1,000 hours worked are eligible to participate in the plan. Each participant may contribute from 2% to 20% of his or her compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is nondiscriminatory. Contributions made by the Company to the Employee Savings Plan were at rates of up to 50% of the first 4% of employee contributions. Expense in connection with the Employee Savings Plan for 1997, calendar 1996 and fiscal 1996 totaled $439,000, $329,000 and $313,000, respectively.

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements



      The Company maintains a nonqualified deferred compensation plan for certain employees. Under the plan, participants may defer up to 100% of their yearly compensation. The amounts deferred are held in trust but remain the property of the Company. At December 31, 1997 and 1996, $1,267,000 and $778,000, respectively, was payable under the plan and approximated the value of the trust assets owned by the Company. See note 3.

      In October 1992, the Company entered into a supplemental bonus plan which, as of December 31, 1997 included six key members of management. Participants began vesting in the supplemental bonus on a pro rata basis beginning March 1, 1993 and became fully vested on February 1, 1997. The total cost of the supplemental bonus plan was charged to earnings as deferred compensation over the service period of the participants. Compensation expense related to the supplemental bonus plan for 1997, calendar 1996 and fiscal 1996 totaled $56,000, $309,000 and $321,000, respectively. In November 1996, the supplemental bonus plan was amended allowing participants to defer up to 50% of the balances under the supplemental bonus plan in the Company's common stock as part of the Company's nonqualified deferred compensation plan. As of December 31, 1997, 50,426 shares of the Company's stock are held in trust under the plan.

(10)   Lease Commitments
       The Company leases office space and certain office equipment under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases, as of December 31, 1997, that have initial or remaining lease terms in excess of one year total approximately $767,000 for 1998, $824,000 for 1999, $784,000 for 2000,
          $592,000 for 2001 and $1,020,000 for 2002 and thereafter. Rent expense for 1997, calendar 1996 and fiscal 1996 was approximately $766,000, $605,000 and $393,000, respectively.

(11)   Income Taxes
       Income taxes consist of the following:


                                                   Year Ended     Ten Months Ended       Year Ended
                                                   December 31,       December 31,      February 29,
                                                      1997               1996               1996
                                                      ----               ----               ----
       Federal - current                           $ 6,298,000         3,787,000         3,156,000
       Federal - deferred                             (122,000)         (539,000)          213,000
       State                                         1,091,000           638,000           640,000
                                                     ---------         ---------         ---------
                                                   $ 7,267,000         3,886,000         4,009,000
                                                     =========         =========         =========

       Deferred tax liability recorded
           in stockholders' equity                 $   520,000         1,367,000                --
                                                     =========         =========         =========

                             REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


       A reconciliation between expected income taxes, computed by applying the statutory Federal income tax rates to earnings before income taxes, and actual income tax is as follows:

                                                        Year Ended          Ten Months Ended        Year Ended
                                                       December 31,            December 31,         February 29,
                                                           1997                    1996                1996
                                                           ----                    ----                ----
Statutory U.S. Federal rate                                 35%                     34%                 34%
                                                            ===                     ===                 ===

Expected income taxes                           $        6,259,000             3,282,000             3,362,000
Tax effect of interest income from
      municipal bond obligations
      exempt from Federal taxation                         (54,000)              (43,000)              (74,000)
State income taxes, net of Federal
      income tax benefit                                   709,000               421,000               422,000
Tax effect of amortization expense
      not deductible for tax purposes                      261,000               211,000               254,000
Other, net                                                  92,000                15,000                45,000
                                                         ---------             ---------             ---------
                                                $        7,267,000             3,886,000             4,009,000
                                                         =========             =========             =========


       The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:


                                                                               December 31,         December 31,
                                                                                  1997                   1996
                                                                                  ----                   ----
Deferred tax assets:
      Net operating loss carryforwards                                  $        569,000               889,000
      Provision for doubtful accounts                                            519,000               397,000
      Accrued insurance, bonus and
          vacation expense                                                     2,442,000             2,036,000
      Other                                                                      351,000               289,000
                                                                              ----------            ----------
                                                                               3,881,000             3,611,000
                                                                               ---------             ---------
Deferred tax liabilities:
      Unrealized gain on marketable
          securities                                                             520,000             1,367,000
      Goodwill amortization                                                      765,000               253,000
      Pre-opening costs                                                          504,000               393,000
      Other                                                                      138,000               253,000
                                                                              ----------            ----------
                                                                               1,927,000             2,266,000
                                                                               ---------             ---------
      Net deferred tax asset                                            $      1,954,000             1,345,000
                                                                               =========             =========


                                       29

                             REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


       The Company is required to establish a valuation  allowance  for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income of the periods which the deferred tax assets are deductible, management believes that a valuation allowance is not required, as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

       As a result of the acquisition of Advanced Rehabilitation Resources, Inc.
          in 1993, the Company, as of December 31, 1997, has approximately $1,423,000 of net operating loss carryforwards for income tax purposes, which will expire in years 2005 through 2008. The Tax Reform Act of 1986 imposes an annual limitation on the amount of any preacquisition loss carryforwards that can be used to offset Company Federal taxable income generated after the acquisition date. Generally, this annual limitation will approximate $1,200,000.

       Income taxes paid by the Company for 1997, calendar 1996 and fiscal 1996 were $6,400,000, $4,234,000 and $4,010,000, respectively.

(12)   Contingencies
       The Company has undergone a Federal  payroll tax audit for the years 1989 through 1993. The Internal Revenue Service ("IRS") asserted that certain medical professionals and others engaged as independent contractors should have been treated as employees for payroll tax purposes. The IRS, in May 1996, issued a proposed assessment against the Company of $1,935,455 for years 1989 through 1993. The Company subsequently received from the IRS separate proposed Closing Agreements for these same independent contractors under the IRS's new "Classification Settlement Program" with an alternate aggregate assessment of $253,426 covering the 1989 through 1993 audit, including any additional potential liability through December 31, 1996. The Company has accepted settlement offers under the program for two classes of medical professionals, paid $61,000 as settlements and agreed to prospectively treat these classes of professionals as employees. The IRS has accepted the Company's classification of the remaining classes as independent contractors and has closed the audit.

(13)   Quarterly Financial  Information  (Unaudited)
       (In thousands, except per share data)

                                                                  Quarter Ended
                      1997                     Dec.  31       Sep. 30       June 30      Mar. 31
                      ----                     --------       -------       -------      -------

Operating revenues                      $       42,728        42,151        39,496        36,405
Operating earnings                               5,352         4,854         4,464         4,310
Earnings before income taxes                     4,659         4,139         3,741         5,343
Net earnings                                     2,744         2,439         2,165         3,267
Net earnings per common share:
      Basic                                        .47           .43           .38           .48
      Diluted                                      .38           .35           .31           .42



                                               REHABCARE GROUP, INC.

                                    Notes to Consolidated Financial Statements

                                              One Month
                                                Ended                    Quarter Ended
                   Calendar 1996               Dec. 31       Nov. 30       Aug. 31        May 31
                   -------------               -------       -------       -------        ------
Operating revenues                        $     11,204        31,519        30,888        31,000
Operating earnings                               1,244         3,422         3,096         2,936
Earnings before income taxes                     1,153         3,108         2,770         2,623
Net earnings                                       689         1,864         1,653         1,562
Net earnings per common share:
      Basic                                        .10           .27           .24           .22
      Diluted                                      .09           .24           .22           .21


                  The sum of the quarterly earnings per common share may not equal the full year earnings per common share due to rounding and computational differences.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Certain information regarding directors and executive officers of the Company is contained under the caption "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in the Proxy Statement for the 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

      The following is a list as of March 13, 1998, of the names and ages of the executive officers of the Company and positions with the Company. The employment history of each of the executive officers for the past five years follows the list. There is no family relationship between any of the named persons.

        Name             Age        Position
        ----             ---        --------

  James M. Usdan         48   President and Chief Executive Officer
  Richard C.  Stoddard   49   Executive Vice President, President, HSSI
  Tom E.  Davis          48   President, Inpatient Division
  Keith L. Goding        47   Executive Vice President and
                                 Chief Development Officer
  Alan C. Henderson      52   Executive Vice President, Chief Financial Officer
                                 and Secretary
  Alfred J.  Howard      45   President, Outpatient Division
  Hickley M. Waguespack  54   Executive Vice President, Customer Service and
                                 Retention



     JAMES M. USDAN has been President of the Company since April 1990 and Chief Executive Officer since June 1991.

     RICHARD C. STODDARD is a co-founder of HSSI, has been President since 1989, and is also a Board Member at the Company.

     TOM E. DAVIS has been President of the Inpatient Division since January 1998 and joined the Company in January 1997 as Senior Vice President of Operations. Prior to joining the Company, Mr. Davis was Group Vice President for Quorum Health Resources from January 1990 to January 1997.

      KEITH L. GODING has been Executive Vice President and Chief Development Officer of the Company since February 1995. Prior to joining the Company, Mr. Goding was Vice President for Corporate Alliances and Vice President of Sales, Marketing and Product Development for Spectrum Healthcare Services, a division of ARAMARK, where he was employed since 1974.

     ALAN C. HENDERSON has been Executive Vice President and Chief Financial Officer of the Company since March 1991. In June 1991, Mr. Henderson was elected Secretary of the Company.

      ALFRED J. HOWARD has been President of the Outpatient Division since August 1996. Prior to joining the Company he was President of the Eastern Operations for Pacific Rehabilitation and Sports Medicine from October 1993 to August 1996.

      HICKLEY M. WAGUESPACK has been Executive Vice President, Customer Service and Retention since January 1998, was Chief Operating Officer of the Company from March 1995 through December 1997, was a Senior Vice President - Operations from June 1991 until February 1995.

ITEM 11.        EXECUTIVE COMPENSATION

      Information regarding executive compensation is contained under the caption "Compensation of Executive Officers," included in the Proxy Statement for the 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management is contained under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership by Management," included in the Proxy Statement for the 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable.
                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

      (a) The following documents are filed as part of this report:

            (1) Financial Statements
                    Independent Auditors' Report
                    Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Earnings for the year ended
                        December 31, 1997, for the ten months ended December 31, 1996 and for the year ended February 29, 1996
                    Consolidated Statements of Stockholders' Equity for the year ended December 31, 1997, for the ten months ended December 31, 1996 and for year ended February 29, 1996
                    Consolidated  Statements  of Cash  Flows for the year  ended
                        December 31, 1997, for the ten months ended December 31, 1996 and for the year February 29, 1996
                    Notes to Consolidated Financial Statements

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

                 10.6 Form of Termination Compensation Agreement for James M. Usdan and Alan C. Henderson (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

                 10.7 Form of Termination Compensation Agreement for other executive officers (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

                 10.8 Supplemental Bonus Plan (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

                 10.9 Settlement Agreement and Release dated December 1996 and Settlement Agreement and Mutual Release dated September 17, 1996 with Comprehensive Care Corporation ("CompCare") regarding the Tax Sharing Agreement with CompCare dated May 8, 1991(filed as Exhibit 10.1 to the Registrant's Report on Form 10-Q dated January 14, 1997 and incorporated herein by reference)

                 10.10 Deferred Profit Sharing Plan (filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

                 10.11  RehabCare Executive Deferred Compensation Plan (filed as
                        Exhibit 10.12 to the Registrant's Report on Form 10-K, dated May 27, 1994 and incorporated herein by reference)

                 10.12 RehabCare Directors' Stock Option Plan (filed as Appendix A to Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders and incorporated herein by reference)

                 10.13 RehabCare Group, Inc. 1996 Long-Term Performance Plan (filed as Appendix A to the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders and incorporated herein by reference)

                 10.14 Form of Subordinated Convertible Promissory Note of Registrant issued to stockholders of Healthcare Staffing Solutions, Inc. d/b/a Health Tour (filed as Exhibit 2.4 to the Registrant's Current Report on Form 8-K, dated March 1, 1996 and incorporated herein by reference)

                 10.15 Stock Purchase Agreement, dated January 27, 1997 by and among Registrant and the stockholders of TeamRehab, Inc., Moore Rehabilitation Services, Incorporated and Moore Rehabilitation Services, PC. (filed as Exhibit
                        10.19 to the Registrant's Report on Form 10-K, dated March 12, 1997 and incorporated herein by reference)

                 10.16 Form of Subordinated Promissory Note of Registrant issued to the stockholders of TeamRehab, Inc., Moore Rehabilitation Services, Incorporated and Moore Rehabilitation Services, PC. (filed as Exhibit 10.20 to the Registrant's Report on Form 10-K, dated March 12, 1997 and incorporated herein by reference)

                  13.1 Those portions of the Annual Report for the year ended December 31, 1997 of the Registrant included in response to Items 5 and 6 of Form 10-K

                  21.1   Subsidiaries of the Registrant

                    23  Consent of KPMG Peat Marwick LLP

                    27  Financial Data Schedule

      (b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the three months ended December 31, 1997.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 1998
                                              REHABCARE GROUP, INC.
                                                  (Registrant)


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

Signature                         Title                               Dated


/s/  JAMES M. USDAN               President, Chief Executive     March 13, 1998
----------------------------      Officer and Director
(James M. Usdan)
Principal Executive Officer

/s/  ALAN C. HENDERSON            Executive Vice President       March 13, 1998
----------------------------      and Chief Financial Officer
(Alan C. Henderson)
Principal Financial Officer

/s/  JOHN R. FINKENKELLER         Senior Vice President          March 13, 1998
----------------------------      and Treasurer
(John R. Finkenkeller)
Principal Accounting Officer

/s/  WILLIAM G. ANDERSON          Director                       March 13, 1998
----------------------------
(William G. Anderson)

/s/  RICHARD E. RAGSDALE          Director                       March 13, 1998
----------------------------
(Richard E. Ragsdale)

/s/ JOHN H. SHORT                 Director                       March 13, 1998
----------------------------
(John H. Short)

/s/ RICHARD C. STODDARD           Director                       March 13, 1998
----------------------------
(Richard C. Stoddard)

/s/  H. EDWIN TRUSHEIM            Director                       March 13, 1998
----------------------------
(H. Edwin Trusheim)

/s/ THEODORE M. WIGHT             Director                       March 13, 1998
----------------------------
(Theodore M. Wight)

                                 EXHIBIT INDEX

Exhibit                                                               Page
Number                   Description                                 Number
------                   -----------                                 ------

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

Exhibit                                                               Page
Number                   Description                                 Number
------                   -----------                                 ------

10.8  Supplemental  Bonus Plan  (filed as Exhibit  10.8 to the
      Registrant's  Registration  Statement on Form S-1, dated
      February  18,  1993   [Registration  No.  33-58490]  and
      incorporated herein by reference)

10.9 Settlement Agreement and Release dated December 1996 and Settlement Agreement and Mutual Release dated September 17, 1996 with Comprehensive Care Corporation ("CompCare") regarding the Tax Sharing Agreement with CompCare dated May 8, 1991(filed as Exhibit 10.1 to the Registrant's Report on Form 10-Q dated January 14, 1997 and incorporated herein by reference)

10.10 Deferred Profit Sharing Plan (filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

10.11 RehabCare Executive Deferred Compensation Plan (filed as
      Exhibit 10.12 to the Registrant's Report on Form 10-K, dated May 27, 1994 and incorporated herein by reference)

10.12 RehabCare   Directors'   Stock  Option  Plan  (filed  as
      Appendix A to Registrant's  Proxy Statement for the 1994
      Annual Meeting of Stockholders and incorporated herein by reference)

10.13 RehabCare  Group,  Inc. 1996 Long-Term  Performance Plan
      (filed as Appendix A to the Registrant's Proxy Statement
      for  the  1996  Annual  Meeting  of   Stockholders   and
      incorporated herein by reference)

10.14 Form of Subordinated Convertible Promissory Note of Registrant issued to stockholders of Healthcare Staffing Solutions, Inc. d/b/a Health Tour (filed as Exhibit 2.4 to the Registrant's Current Report on Form 8-K, dated March 1, 1996 and incorporated herein by reference)

10.15 Stock Purchase Agreement, dated January 27, 1997 by and among Registrant and the stockholders of TeamRehab, Inc., Moore Rehabilitation Services, Incorporated and Moore Rehabilitation Services, PC. (filed as Exhibit
      10.19 to the Registrant's Report on Form 10-K, dated March 12, 1997 and incorporated herein by reference)

10.16 Form of Subordinated Promissory Note of Registrant issued to the stockholders of TeamRehab, Inc., Moore Rehabilitation Services, Incorporated and Moore Rehabilitation Services, PC. (filed as Exhibit 10.20 to the Registrant's Report on Form 10-K, dated March 12, 1997 and incorporated herein by reference)

13.1  Those  portions of the Annual  Report for the year ended
      December 31, 1997 of the Registrant included in response
      to Items 5 and 6 of Form 10-K                                   38

21.1  Subsidiaries of the Registrant                                  39

  23  Consent of KPMG Peat Marwick LLP                                40

  27  Financial Data Schedule                                         41

       38                                                       Exhibit 13.1

------------------------------------------------------------------------------------------------------------------------------------
Six-Year Financial Summary                                             Dollars in thousands, except per share data
(Year ended December 31, unless noted)               1997          1996<F1>        1996<F2>       1995<F2>      1994<F2>    1993<F2>
------------------------------------------------------------------------------------------------------------------------------------
Statement of earnings data:
Operating revenues                               $   160,780    $   119,856     $   89,377     $   83,210    $   61,740     $ 48,419
Operating earnings                                    18,980         12,717         10,276          8,531         5,533        5,026
Net earnings                                          10,615          6,992          5,878          4,735         3,070        2,948
Net earnings per share (EPS): <F3>
     Basic                                       $      1.77    $      1.01     $      .87     $      .71    $      .59     $    .49
     Diluted                                     $      1.47    $       .93     $      .84     $      .70    $      .59     $    .48
Weighted average shares outstanding (000s):<F3>
     Basic                                             5,999          6,955          6,725          6,614         4,514        5,837
     Diluted                                           7,375          7,711          6,975          6,783         5,214        6,088
------------------------------------------------------------------------------------------------------------------------------------
Balance sheet data:
Working capital                                  $    12,793    $     9,254     $   11,818     $    5,460    $    6,271     $  7,798
Total assets                                          97,241         80,802         57,066         52,833        45,445       20,124
Long-term debt                                        34,494         14,000          5,032          7,122         7,500        9,500
Redeemable preferred stock                                --             --             --             --         3,568        3,499
Stockholders' equity                                  39,760         49,670         38,897         32,431        24,132        (291)
------------------------------------------------------------------------------------------------------------------------------------
Financial statistics:
Operating margin                                       11.8%          10.6%          11.5%          10.2%          9.0%        10.4%
Net margin                                              6.6%           5.8%           6.6%           5.7%          5.0%         6.1%
Current ratio                                          1.6:1          1.6:1          2.0:1          1.4:1         1.6:1        2.1:1
Diluted EPS growth rate                                58.1%          14.8%          20.0%          18.6%         22.9%        20.0%
Return on equity <F4>                                  23.7%          16.1%          16.5%          16.7%         25.8%        36.9%
------------------------------------------------------------------------------------------------------------------------------------
Operating statistics:
Inpatient (acute rehab and subacute)
     Average number of units                           110.3           91.3           84.7           84.1          64.4         49.3
     Average occupied beds per unit                     13.2           12.8           13.2           13.2          13.8         14.5
     Average admissions per unit                         321            294            279            261           264          266
     Average length of stay (billable)                  15.0           15.9           17.3           18.4          19.0         19.8
     Patient days (billable)                         532,195        426,995        408,385        403,784       323,040      260,134
Outpatient:
     Average number of locations                        17.9           19.6           21.2           13.6           7.6          5.1
     Patient visits                                  231,256        223,904        278,970        135,064           N/A          N/A
Therapy staffing - Number of weeks worked             29,652         21,908             --             --            --           --
Contract therapy - Average number of locations          35.8             --             --             --            --           --
------------------------------------------------------------------------------------------------------------------------------------

<F1>For  comparability  purposes,  reflects the twelve months ended December 31,
    1996. Statement of earnings data for the ten month accounting period ended December 31, 1996, reflecting the change to a calendar fiscal year-end as of December 31, 1996 from the last day of February previously, is included in the consolidated financial statements.
<F2>Twelve month period ended last day of February.
<F3>All share data adjusted for 3-for-2 stock split in October 1997.
<F4>Average of beginning and ending equity.
N/A - Not available

--------------------------------------------------------------------------------

Stock Data
The Company's common stock is listed and traded on the NASDAQ National Market System under the symbol "RHBC". The stock prices below are the high and low sale prices as reported on NASDAQ.

Calendar Quarter             1st      2nd     3rd      4th
--------------------------------------------------------------------------------
1997:   High               $17.58   $24.83  $25.25   $31.13
        Low                 12.50    15.75   17.67    23.50
--------------------------------------------------------------------------------
1996:   High                13.17    12.25   13.08    13.75
        Low                 10.00     9.83    9.83    11.17

The Company effected a 3-for-2 stock split to shareholders on October 1, 1997. The Company has not paid dividends on its common stock during the two most recently completed fiscal periods and has not declared any dividends during the current fiscal year. The Company does not anticipate paying cash dividends in the foreseeable future. The number of holders of the Company's common stock as of March 13, 1998 was approximately 3,358 including 157 shareholders of record and an estimated 3,201 persons or entities holding common stock in nominee name.

In our ongoing efforts to control costs, we have eliminated production of our quarterly reports, an action taken by many other publicly held companies. Instead, shareholders may receive earnings news releases, which provide timely financial information, by notifying our investor relations department or by visiting our website at http://www.rehabcare.com

                                                                    Exhibit 21.1



                              REHABCARE GROUP, INC.

                           Subsidiaries of Registrant




RehabCare Outpatient Services, Inc.        Incorporated in the State of Florida

Healthcare Staffing Solutions, Inc.        Incorporated in the Commonwealth
     d/b/a Health Tour                     of Massachusetts

Health Tour Management, Inc.               Incorporated in the Commonwealth
                                           of Massachusetts

TeamRehab, Inc.                            Incorporated in the State of Missouri

Moore Rehabilitation Services, Inc.        Incorporated in the State of Missouri

RehabCare Group East, Inc.                 Incorporated in the State of Delaware

RehabCare Group Management Services, Inc.  Incorporated in the State of Delaware

RehabCare Group of California, Inc.        Incorporated in the State of Delaware

RehabCare Group Texas Holdings, Inc.       Incorporated in the State of Delaware

                                                                      Exhibit 23












                          Independent Auditors' Consent

The Board of Directors
RehabCare Group, Inc.:

We consent to the incorporation by reference in the registration statement No. 33-82106 on Form S-8, registration statement No. 33-82048 on Form S-8, and registration statement No. 333-11311 on Form S-8 of RehabCare Group, Inc. of our report dated February 6, 1998, with respect to the consolidated balance sheets of RehabCare Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year ended December 31, 1997, for the ten months ended December 31, 1996, and for the year ended February 29, 1996, which report is included in the December 31, 1997 annual report on Form 10-K of RehabCare Group, Inc.


                                           /S/ KPMG PEAT MARWICK LLP




St. Louis, Missouri
March 20, 1998