Form 10-Q
period 1998-03-31
REHABCARE GROUP INC
filed 1998-05-13
CIK 812191

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                        Yes    X                 No


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                                 Outstanding at May 8, 1998
--------------------------------------                --------------------------
Common Stock, par value $.01 per share                        5,985,957




--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




                                     1 of 11

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

     Item 1. - Condensed Consolidated Financial Statements

         Condensed consolidated balance sheets,
            March 31, 1998 (unaudited) and December 31, 1997                   3

         Condensed consolidated statements of earnings for the three
            months ended March 31, 1998 and 1997 (unaudited)                   4

         Condensed consolidated statements of comprehensive earnings
            for the three months ended March 31, 1998 and 1997 (unaudited)     5

         Condensed consolidated statements of cash flows for the
            three months ended March 31, 1998 and 1997 (unaudited)             6

         Notes to condensed consolidated financial statements (unaudited)      7

     Item 2. - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   7

Part II. - Other Information

     Item 4. - Submission of Matters to Security Holders                       9

     Item 6. - Exhibits and Reports on Form 8-K                               10

     Signatures                                                               11




















                                     2 of 11

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements

                              REHABCARE GROUP, INC.

                      Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)



                                                                                  March 31,          December 31,
                                                                                    1998                 1997
                                                                                  --------           ------------
Assets:                                                                          (unaudited)
Current assets:
     Cash and cash equivalents                                                    $  4,184           $  1,975
     Marketable securities, available-for-sale                                       4,765              4,664
     Accounts receivable, net of allowance for
         doubtful accounts of $1,561 and $1,338,
         respectively                                                               23,595             24,147
     Deferred tax assets                                                             1,681              1,773
     Prepaid expenses and other current assets                                         724                720
                                                                                   -------             ------
         Total current assets                                                       34,949             33,279
                                                                                   -------             ------

Marketable securities, available-for-sale,
     non-current                                                                     1,527              1,812
                                                                                   -------             ------

Equipment and leasehold improvements, net                                            3,226              3,342
                                                                                   -------             ------
Other assets:
     Excess of cost over net assets acquired, net                                   54,683             52,949
     Deferred contract costs, net                                                    1,168              1,138
     Pre-opening costs, net                                                          2,982              2,908
     Deferred tax assets                                                                41                181
     Other                                                                           1,607              1,632
                                                                                   -------             ------
         Total other assets                                                         60,481             58,808
                                                                                   -------             ------
                                                                                  $100,183           $ 97,241
                                                                                   =======             ======
Liabilities and Stockholders' Equity:
Current liabilities:
     Current portion of long-term debt                                            $  4,770           $  4,520
     Accounts payable                                                                2,335              1,700
     Accrued salaries and wages                                                      9,748              9,925
     Accrued expenses                                                                3,821              3,570
     Income taxes payable                                                            1,546                771
                                                                                   -------             ------
         Total current liabilities                                                  22,220             20,486
                                                                                   -------             ------

Deferred compensation                                                                2,285              2,501
                                                                                   -------             ------
Long-term debt, less current portion                                                31,900             34,494
                                                                                   -------             ------

Stockholders' equity:
     Common stock, $.01 par value; authorized 20,000,000
         shares, issued 7,152,191 shares                                                72                 72
     Additional paid-in capital                                                     23,092             23,972
     Retained earnings                                                              37,985             35,192
     Less common stock held in treasury at cost,
         1,178,309 and 1,311,307 shares, respectively                              (18,167)           (20,212)
     Accumulated other comprehensive earnings -
         unrealized gain on marketable securities,
         net of tax                                                                    796                736
                                                                                   -------             ------
         Total stockholders' equity                                                 43,778             39,760
                                                                                   -------             ------
                                                                                  $100,183           $ 97,241
                                                                                   =======             ======
                  See notes to condensed consolidated financial statements.

                                     3 of 11


                              REHABCARE GROUP, INC.

                  Condensed Consolidated Statements of Earnings
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                1998                  1997
                                                                                ----------------------------
Operating revenues                                                             $43,564               $36,405

Costs and expenses:
    Operating expenses                                                          29,520                25,196
    General and administrative                                                   7,695                 6,021
    Depreciation and amortization                                                1,008                   878
                                                                                ------                ------
        Total costs and expenses                                                38,223                32,095
                                                                                ------                ------

Operating earnings                                                               5,341                 4,310

Interest income                                                                     54                    35
Interest expense                                                                  (693)                 (450)
Other income                                                                        42                    --
Gain on sale of marketable securities                                               --                 1,448
                                                                                ------                ------

Earnings before income taxes                                                     4,744                 5,343

Income taxes                                                                     1,951                 2,076
                                                                                ------                ------

Net earnings                                                                   $ 2,793               $ 3,267
                                                                                ======                ======

Net earnings per common share:
       Basic                                                                   $   .47               $   .48
                                                                                ======                ======
       Diluted                                                                 $   .40               $   .42
                                                                                ======                ======

Weighted average number of common shares outstanding:
       Basic                                                                     5,920                 6,779
                                                                                ======                ======
       Diluted                                                                   7,172                 7,861
                                                                                ======                ======

            See notes to condensed consolidated financial statements.


                                     4 of 11


                              REHABCARE GROUP, INC.

           Condensed Consolidated Statements of Comprehensive Earnings
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                1998                  1997
                                                                                --------------------------
Net earnings                                                                  $2,793                $3,267

Other comprehensive earnings, net of tax -
    Unrealized gains (losses) on securities:
        Unrealized holding gains (losses)
          arising during period                                                   60                  (720)
        Less: reclassification adjustment for
          realized gains included in net earnings                                 --                  (869)
                                                                              ------                ------


Comprehensive earnings                                                       $ 2,853               $ 1,678
                                                                              ======                ======

            See notes to condensed consolidated financial statements.



                                     5 of 11


                              REHABCARE GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                    Three Months Ended March 31,
                                                                                        1998              1997
                                                                                    ---------------------------
Cash flows from operating activities:
    Net earnings                                                                     $ 2,793           $ 3,267
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
        Depreciation and amortization                                                  1,008               878
        Provision for losses on accounts receivable                                      255               105
        Equity in earnings of affiliate                                                  (39)               --
        Gain on sale of marketable securities                                             --            (1,448)
        Increase (decrease) in deferred compensation                                    (216)               95
        Decrease (increase) in accounts receivable, net                                  297            (3,816)
        Increase in prepaid expenses and other
           current assets                                                                 (4)             (107)
        Decrease in other assets                                                          64                33
        Increase in accounts payable and accrued expenses                                886             1,725
        Increase (decrease) in accrued salaries and wages                               (177)            2,322
        Increase in income taxes payable and deferred                                    966               916
                                                                                      ------            ------
       Net cash provided by operating activities                                       5,833             3,970
                                                                                      ------            ------

Cash flows from investing activities:
    Additions to equipment and leasehold improvements, net                              (150)             (246)
    Deferred contract costs                                                             (150)               --
    Proceeds from sale/maturities of investments                                         285             1,491
    Pre-opening costs                                                                   (326)             (275)
    Acquisitions, net of cash received                                                (2,104)           (4,951)
                                                                                      ------            ------
       Net cash used in investing activities                                          (2,445)           (3,981)
                                                                                      ------            ------

Cash flows from financing activities:
    Proceeds from revolving credit facility, net                                          --             7,000
    Payments on long-term debt                                                        (2,344)             (786)
    Issuance of note payable                                                              --             1,500
    Issuance of long-term debt                                                            --            17,000
    Purchase of treasury stock                                                            --           (23,131)
    Exercise of stock options including tax benefit                                    1,165               483
                                                                                      ------            ------
       Net cash provided by (used in) financing
         activities                                                                   (1,179)           2,066
                                                                                      -------          ------

       Net increase in cash and cash equivalents                                       2,209            2,055

Cash and cash equivalents at beginning of period                                       1,975              772
                                                                                      ------           ------

Cash and cash equivalents at end of period                                           $ 4,184          $ 2,827
                                                                                      ======           ======

            See notes to condensed consolidated financial statements.





                                     6 of 11

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. - Basis of Presentation

        The condensed consolidated balance sheets and related condensed consolidated statements of earnings, comprehensive earnings and statements of cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the fiscal year.

        The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference is made to the Company's audited consolidated financial statements and the related notes as of December 31, 1997 and 1996 and for the year ended December 31, 1997, for the ten months ended December 31, 1996 and for the year ended February 29, 1996, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of accounting policies.


Note 2. - Comprehensive Earnings

        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, reporting comprehensive income, on January 1, 1998, which requires reporting of comprehensive income (earnings) and its components, in the statement of operations and statement of equity, including net income as a component. Comprehensive income is the change in equity of a business from transactions and other events and circumstances from non-owner sources.


Item 2.- Management's Discussion and Analysis of Financial Condition and Results of Operations


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



                                     7 of 11


                                                                                   Three Months Ended
    Operating Statistics                                                                March 31,
                                                                                   1998        1997
                                                                                   ------------------
    Inpatient Units (Acute and Subacute)
    Average bed capacity                                                          2,292          2,003
    Average billable length of stay (days)                                         14.6           15.3
    Billable patient days served                                                153,353        125,716
    Admissions                                                                   10,539          8,199
    Average daily billable census                                                 1,704          1,397
    Average occupied beds per unit                                                 14.4           13.6
    Total units in operation at end of period                                       120            106

    Outpatient Clinics
    Patient visits                                                               62,872         60,710
    Units of service                                                            196,184        191,450
    Total clinics in operation at end of period                                      20             19

    Therapy Staffing
    Weeks worked                                                                  7,195          6,792

    Contract Therapy
    Number of locations at end of period                                             42             29

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Operating revenues during the first quarter of 1998 increased by $7,159,000, or 19.7%, to $43,564,000. Acquisitions accounted for 24.1% of the net increase.  A 14.4%  increase in the average  number of inpatient  units from
103.8 to 118.7 units and an increase in the average daily billable census per inpatient unit of 5.9% from 13.6 to 14.4, generated a 22.0% increase in billable patient days to 153,353 and a 14.5% increase in revenue from inpatient units. The increase in billable census per unit for inpatient units is primarily attributable to an 11.4% increase in admissions per unit offset by a 4.6% decline in average billable length of stay. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational in 1998, which carry a shorter length of stay than acute rehabilitation units. The increase in billable patient days was offset by a 6.1% decrease in average per diem billing rates, reflecting a greater mix of subacute units which carry lower average per diem rates than acute units. Inpatient unit revenue increased by $3,396,000 while outpatient revenue increased 1.8% to $2,684,000. Therapy staffing revenue increased $2,167,000 as a result of a 5.9% increase in weeks worked to 7,195 weeks.

         Operating expenses for the three-month periods compared increased by $4,324,000, or 17.2% to $29,520,000. Acquisitions accounted for 22.3% of the net increase. The remaining increase was attributable to the increase in patient days and therapy staffing placements.

         The excess of operating expenses over operating revenues associated with non-exempt units decreased from $151,000 to $129,000, on a decrease in the average number of non-exempt units from 7.0 to 3.0. The per unit average excess of operating expenses over operating revenues increased from $22,000 to $43,000 reflecting a 5% decrease in billable patients per unit to 2.8. The first quarter of 1997 also had a greater percentage of units where the Company was not obligated to provide therapy staff. The average excess of operating expenses over operating

                                     8 of 11
revenues for units during their non-exempt year can range to as high as $150,000 to $200,000.

         General and administrative expenses increased $1,674,000, or 27.8%, to $7,695,000, reflecting increases in business development, operations in support of the increase in units, and general office, compared to the previous year, plus the addition of corporate staff from acquisitions.

         Interest expense increased $243,000 reflecting interest on net new debt issued in acquisitions and the repurchase of Company Common Stock during 1997. Gain on sale of marketable securities in the first quarter of 1997 reflects the sale of approximately 50% of the Company's investment in Intensiva Healthcare Corporation.

         Earnings before income taxes decreased by $599,000, or 11.2%, to $4,744,000. Excluding the gain on sale of marketable securities, earnings before income taxes would have increased $849,000 or 21.8%. The provision for income taxes for the first quarter of 1998 was $1,951,000, compared to $2,076,000 for 1997, reflecting effective income tax rates of 41.1% and 38.9% for the respective quarters. Net earnings decreased by $474,000, or 14.5% to $2,793,000. Diluted earnings per share decreased 4.8% to 40 cents from 42 cents on an 8.8% decrease in the weighted average shares outstanding. The gain on sale of marketable securities represented 11 cents of the earnings per share in 1997. Excluding this gain, diluted earnings per share increased 29% from 31 cents in the first quarter of 1997. The decrease in shares outstanding is attributable primarily to shares repurchased offset by an increase in the dilutive effect of outstanding stock options.

Liquidity and Capital Resources

         As of March 31, 1998, the Company had $8,949,000 in cash and current marketable securities and a current ratio of 1.6:1. Working capital decreased by $64,000 as of March 31, 1998, compared to December 31, 1997, due to the annual payment of contingent consideration on acquisitions.

         Net accounts receivable were $23,595,000 at March 31, 1998, compared to $24,147,000 at December 31, 1997. The number of days average net revenue in net receivables was 48.7 at March 31, 1998 compared to 52.0 at December 31, 1997.

         The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital and capital expansion requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $20,000,000 revolving line of credit and a balance outstanding as of March 31, 1998, of $6,500,000.


Part II. - OTHER INFORMATION

Item 4. - Submission of Matters to Security Holders

         The Annual Meeting of Stockholders of the Company was held on Tuesday, May 5, 1998, at which time the stockholders voted to elect the seven incumbent directors to hold office until the next annual meeting of stockholders of the Company or until their successors have been duly elected and qualified. The names of each of the directors of the Company who were reelected at the Annual Meeting

                                     9 of 11
and the votes cast "FOR" or for which authority to vote was "WITHHELD" is as follows:


Name                          For         Withheld Authority

William G. Anderson        5,097,298          154,812
Richard E. Ragsdale        5,097,448          154,662
John H.  Short             5,097,448          154,662
Richard C.  Stoddard       5,097,223          154,887
H.  Edwin Trusheim         5,096,398          155,712
James M.  Usdan            5,097,223          154,887
Theodore M.  Wight         5,084,529          167,581



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



                                                     REHABCARE GROUP, INC.

May 8, 1998


                                                     By /s/ John R. Finkenkeller
                                                        ------------------------
                                                        John R. Finkenkeller
                                                        Senior Vice President
                                                             and Treasurer
                                                      (Chief Accounting Officer)


                                    11 of 11

                                  EXHIBIT INDEX



                                                            Page Number
                                                            -----------

         27         Financial Data Schedule                      13