Form 10-Q
period 1998-06-30
REHABCARE GROUP INC
filed 1998-08-14
CIK 812191

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

                  For the quarterly period ended June 30, 1998

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

                      Yes    X                 No


Indicate the number of shares outstanding of the Registrant=s common stock, as of the latest practicable date.


                Class                             Outstanding at August 13, 1998
--------------------------------------            ------------------------------
Common Stock, par value $.01 per share                       6,349,021



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    1 of 14

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

       Condensed consolidated balance sheets,
          June 30, 1998 (unaudited) and December 31, 1997                      3

       Condensed consolidated statements of earnings for the three
          months and six months ended June 30, 1998 and 1997 (unaudited)       4

       Condensed  consolidated  statements of  comprehensive  earnings for the three months and the six months ended June 30, 1998
          and 1997 (unaudited)                                                 5

       Condensed consolidated statements of cash flows for the
          six months ended June 30, 1998 and 1997 (unaudited)                  6

       Notes to condensed consolidated financial statements (unaudited)        7

   Item 2. - Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                     9

Part II. - Other Information

   Item 6. - Exhibits and Reports on Form 8-K                                 13

   Signatures                                                                 14




                                    2 of 14

PART I - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements

                                                REHABCARE GROUP, INC.

                                        Condensed Consolidated Balance Sheets
                                            (Dollar amounts in thousands)
                                                                                 June 30,          December 31,
                                                                                   1998                1997
                                                                                 --------          ------------
                                                                                (unaudited)
Assets:
Current assets:
     Cash and cash equivalents                                                     $ 4,406           $  1,975
     Marketable securities, available-for-sale                                       4,314              4,664
     Accounts receivable, net of allowance for
         doubtful accounts of $1,671 and $1,338,
         respectively                                                               24,872             24,147
     Deferred tax assets                                                             1,633              1,773
     Prepaid expenses and other current assets                                         963                720
                                                                                   -------             ------
         Total current assets                                                       36,188             33,279
                                                                                   -------             ------
Marketable securities, available-for-sale,
     noncurrent                                                                      1,217              1,812
                                                                                   -------             ------
Equipment and leasehold improvements, net                                            3,302              3,342
                                                                                   -------             ------
Other assets:
     Excess of cost over net assets acquired, net                                   54,605             52,949
     Deferred contract costs, net                                                    1,071              1,138
     Pre-opening costs, net                                                          3,164              2,908
     Deferred tax assets                                                                --                181
     Other                                                                           1,672              1,632
                                                                                   -------             ------
         Total other assets                                                         60,512             58,808
                                                                                   -------             ------
                                                                                  $101,219           $ 97,241
                                                                                   =======             ======
Liabilities and Stockholders' Equity:
Current liabilities:
     Current portion of long-term debt                                            $  4,660           $  4,520
     Accounts payable                                                                1,851              1,700
     Accrued salaries and wages                                                     12,793              9,925
     Accrued expenses                                                                4,069              3,570
     Income taxes payable                                                               --                771
                                                                                   -------             ------
         Total current liabilities                                                  23,373             20,486
                                                                                   -------             ------
Deferred tax liabilities                                                               257                 --
                                                                                   -------             ------
Deferred compensation                                                                1,715              2,501
                                                                                   -------             ------
Long-term debt, less current portion                                                26,351             34,494
                                                                                   -------             ------

Stockholders' equity:
     Preferred stock, $.10 par value; authorized
         10,000,000 shares, none issued and outstanding                                 --                 --
     Common stock, $.01 par value; authorized 20,000,000
         shares, issued 7,308,723 and 7,152,191 shares,
         respectively                                                                   73                 72
     Additional paid-in capital                                                     25,748             23,972
     Retained earnings                                                              40,911             35,192
     Less common stock held in treasury at cost,
         1,166,234 and 1,311,307 shares, respectively                              (17,975)           (20,212)
     Accumulated other comprehensive earnings -
         unrealized gain on marketable securities,
         net of tax                                                                    766                736
                                                                                   -------             ------
         Total stockholders' equity                                                 49,523             39,760
                                                                                   -------             ------
                                                                                  $101,219           $ 97,241
                                                                                   =======             ======
            See notes to condensed consolidated financial statements.

                                    3 of 14

                                                     REHABCARE GROUP, INC.

                                         Condensed Consolidated Statements of Earnings
                                         (Amounts in thousands, except per share data)
                                                          (Unaudited)

                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                        June 30,
                                                                   1998            1997              1998       1997
                                                                   ----            ----              ----       ----
Operating revenues                                               $42,967         $39,496           $86,531    $75,901

Costs and expenses:
    Operating expenses                                            29,004          27,328            58,621    52,549
    General and administrative                                     7,533           6,777            15,131    12,773
    Depreciation and amortization                                  1,013             927             2,021     1,805
                                                                  ------          ------            ------    ------
        Total costs and expenses                                  37,550          35,032            75,773    67,127
                                                                  ------          ------            ------    ------

Operating earnings                                                 5,417           4,464            10,758     8,774

Interest income                                                       70              58              124        93
Interest expense                                                    (659)           (781)          (1,352)   (1,231)
Other income                                                          52              --               94        --
Gain on sale of marketable securities                                 --              --               --     1,448
                                                                  ------          ------           ------    ------

Earnings before income taxes                                       4,880           3,741            9,624     9,084

Income taxes                                                       1,954           1,576            3,905     3,652
                                                                  ------          ------           ------     -----

Net earnings                                                     $ 2,926         $ 2,165           $5,719    $5,432
                                                                  ======          ======           ======    ======

Net earnings per common share:
      Basic                                                      $   .49         $   .38          $   .96   $.   87
                                                                  ======          ======           ======    ======
      Diluted                                                    $   .41         $   .31          $   .81   $   .74
                                                                  ======          ======           ======    ======

Weighted average number of common shares outstanding:
      Basic                                                        6,005           5,687            5,902     6,229
                                                                  ======          ======            =====     =====
      Diluted                                                      7,212           7,099            7,172     7,507
                                                                  ======          ======           ======     =====


            See notes to condensed consolidated financial statements.

                                     4 of 14



                                                   REHABCARE GROUP, INC.

                                Condensed Consolidated Statements of Comprehensive Earnings
                                                  (Amounts in thousands)
                                                        (Unaudited)


                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                     June 30,
                                                                         1998         1997            1998       1997
                                                                         ----         ----            ----       ----
Net earnings                                                            $2,926      $2,165          $5,719     $5,432

Other  comprehensive   earnings,   net  of  tax -
Unrealized  gains (losses)  on securities:
     Unrealized holding gains (losses)
       arising during period                                               (30)        130              30       (590)
     Less: reclassification adjustment for
       realized gains included in net earnings                              --          --              --       (869)
                                                                        ------       -----          ------     ------

Comprehensive earnings                                                 $ 2,896     $ 2,295         $ 5,749    $ 3,973
                                                                        ======      ======          ======     ======


            See notes to condensed consolidated financial statements.

                                    5 of 14


                              REHABCARE GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)
                                                                                      Six Months Ended June 30,
                                                                                        1998              1997
                                                                                        ----              ----
Cash flows from operating activities:
 Net earnings                                                                        $ 5,719           $ 5,432
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
        Depreciation and amortization                                                  2,021             1,805
        Provision for losses on accounts receivable                                      380               211
        Equity in earnings of affiliate                                                  (82)               --
        Gain on sale of marketable securities                                             --            (1,448)
        Increase (decrease) in deferred compensation                                    (786)              418
        Increase in accounts receivable, net                                          (1,105)           (5,494)
        Increase in prepaid expenses and other
         current assets                                                                 (243)             (212)
        Decrease in other assets                                                          42                57
        Increase in accounts payable and accrued expenses                                650             1,890
        Increase in accrued salaries and wages                                         2,868             1,174
        Increase (decrease) in income taxes payable and
         deferred                                                                       (213)            1,049
                                                                                      ------            ------
        Net cash provided by operating activities                                      9,251             4,882
                                                                                      ------            ------

Cash flows from investing activities:
        Additions to equipment and leasehold improvements,
           net                                                                          (499)             (584)
        Deferred contract costs                                                         (150)               --
        Proceeds from sale/maturities of marketable
           securities                                                                    995             1,092
        Payments related to pre-opening costs                                           (773)             (692)
        Cash paid in acquisition of businesses, net of
           cash received                                                              (2,404)           (7,253)
                                                                                      ------            ------
        Net cash used in investing activities                                         (2,831)           (7,437)
                                                                                      ------            ------

Cash flows from financing activities:
        Proceeds from revolving credit facility, net                                      35             1,000
        Payments on long-term debt                                                    (8,038)           (1,420)
        Proceeds on issuance of note payable                                              --             1,825
        Proceeds on issuance of long-term debt                                            --            24,000
        Purchase of treasury stock                                                        --           (23,131)
        Exercise of stock options (including tax benefit)                              4,014             1,303
        Other                                                                             --               204
                                                                                      ------            ------
        Net cash provided by (used in) financing
         activities                                                                   (3,989)            3,781
                                                                                      ------            ------

        Net increase in cash and cash equivalents                                      2,431             1,226

Cash and cash equivalents at beginning of period                                       1,975               772
                                                                                      ------            ------

Cash and cash equivalents at end of period                                           $ 4,406           $ 1,998
                                                                                      ======            ======







                  See notes to condensed consolidated financial statements.

                                    6 of 14

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. - Basis of Presentation

        The condensed consolidated balance sheets and related condensed consolidated statements of earnings, comprehensive earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior years' amounts have been reclassified to conform with the current year presentation.

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


















                                    7 of 14

Note 3. - Earnings per Share

                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                          June 30,

                                                                   1998            1997              1998          1997
                                                                   ----            ----              ----          ----
Numerator:
Numerator for basic earnings per
    share - earnings available to
    common stockholders (net earnings)                          $2,926,000       2,165,000         5,719,000     5,432,000
Effect of dilutive securities - after
    tax interest on convertible
    subordinated promissory notes                                   57,000           57,000          112,000       112,000
                                                                 ---------        ---------        ---------     ---------
Numerator for diluted earnings per
    share - earnings available to
    common stockholders after assumed
    conversions                                                 $2,983,000       2,222,000         5,831,000     5,544,000
                                                                 =========       =========         =========     =========

Denominator:
Denominator for basic earnings per share -
    weighted-average shares outstanding                          6,005,000        5,687,000        5,962,000     6,229,000

Effect of dilutive securities:
    Stock options                                                  665,000          845,000          668,000       711,000
    Convertible subordinated promissory
        notes                                                      423,000          423,000          423,000       423,000
    Contingently issuable shares                                   119,000          144,000          119,000       144,000
                                                                 ---------        ---------        ---------     ---------

Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions                               7,212,000        7,099,000        7,172,000     7,507,000
                                                                 =========        =========        =========     =========

Basic earnings per share                                              $.49             .38              .96            .87
                                                                       ===             ===              ===            ===

Diluted earnings per share                                            $.41             .31              .81            .74
                                                                       ===             ===              ===            ===

Note 4. - Subsequent Event

     On July 31, 1998, the Company purchased 100% of the capital stock of Rehabilitative Care Systems of America, Inc. ("RCSA"). The aggregate purchase price of $1,850,000 was paid at closing. Additional consideration of up to $350,000 will be paid to the former RCSA stockholders over two years contingent upon retention of clients. The acquisition has been accounted for by the purchase method of accounting, whereby the operating results of RCSA will be included in the Company's results of operations commencing on the date of acquisition. Goodwill related to the acquisition will be amortized over 40 years.
        On July 10, 1998, the Company entered into a definitive agreement to acquire StarMed Staffing, Inc., ("StarMed"), and certain related entities for cash from Medical Resources, Inc. On August 6, 1998, the Company entered into a definitive agreement to acquire Therapeutic Systems, Ltd. of Chicago, Illinois for consideration consisting of cash, stock and notes. The aggregate purchase prices for both transactions at their respective closings will consist of $42.2 million in cash, $3.5 million in stock and $1.5 million in subordinated notes.

                                    8 of 14

Additional consideration of up to $7.8 million will be paid to the former stockholder of Therapeutic Systems contingent upon the attainment of certain financial goals over three years. The cash will be funded through borrowings made available by an increase in the Company's bank credit facility to $90 million. The Acquisitions are expected to be completed in August, and will be treated by the Company as purchases for accounting purposes.

Note 5. - Current Developments in Accounting and Reporting

        In April 1998, Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP"), was issued which is effective for fiscal years beginning after December 15, 1998, and requires that costs of start-up activities be expensed as incurred. Start-up activities are defined in the SOP as those one-time activities related to opening a new facility, introducing a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing a new operation. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is adopted and should be reported as the cumulative effect of a change in accounting principle. At June 30, 1998, the Company has $3.2 million of costs related to start-up activities capitalized. Approximately 50% of these costs will be subject to write-off under the SOP. At the present time, management anticipates writing-off previously capitalized costs of start-up activities on January 1, 1999 as a cumulative effect of a change in accounting principle.

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 is a disclosure item, and as a result, the adoption will not have a material impact on the Company's financial position or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133.

                                    9 of 14

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Company provides physical medicine, rehabilitation and chronic care services in a variety of settings under multi-year contracts. These settings include distinct-part acute rehabilitation units that may or may not be exempt from the Medicare Prospective Payment System ("PPS"), depending on their stage of development; subacute units that are operated within licensed skilled nursing units; and outpatient clinics, both on and off campus of the host hospital. The Company also is a contract provider of therapists and nurses on a continuing and temporary basis to hospitals and long-term care and rehabilitation facilities.

                                                                        Three Months Ended             Six Months Ended
    Operating Statistics                                                     June 30,                       June 30,
    --------------------                                                -------------------               ------------
                                                                         1998         1997             1998         1997
                                                                         ----         ----             ----         ----
    Inpatient Units (Acute and Subacute)
    Average bed capacity                                                 2,510         2,057           2,401        2,030
    Average billable length of stay (days)                                14.2          15.1            14.4         15.2
    Billable patient days served                                       160,068       129,412         313,421      255,128
    Admissions                                                          11,260         8,593          21,799       16,792
    Average daily billable census                                        1,759         1,422           1,732        1,410
    Average occupied beds per unit                                        13.9          13.3            14.1         13.4
    Total units in operation at end of period                              132           110             132          110

    Outpatient Clinics
    Patient visits                                                      76,533        60,197         139,405      120,907
    Units of service                                                   233,562       191,306         429,746      382,756
    Total clinics in operation at end of period                             22            17              22           17

    Staffing
    Weeks worked                                                         6,061         7,425        13,256          14,217

    Contract Therapy
    Number of locations at end of period                                    40            44            40              44



Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Operating revenues during the second quarter of 1998 increased by $3,471,000, or 8.8%, to $42,967,000. An 18.7% increase in the average number of inpatient units from 107.0 to 127.0 units and an increase in the average daily billable census per inpatient unit of 4.5% from 13.3 to 13.9, generated a 23.7% increase in billable patient days to 160,068 and a 13.6% increase in revenue from inpatient units. The increase in billable census per unit for inpatient units is primarily attributable to a 10.4% increase in admissions per unit offset by a 6.0% decline in average billable length of stay. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational in 1998, which carry a shorter length of stay than acute rehabilitation units. The increase in billable patient days was offset by a 8.2% decrease in average per diem billing rates, reflecting a greater mix of subacute units which carry lower average per diem rates than acute units. Inpatient unit revenue increased by $3,263,000 while outpatient revenue increased 47.0% to $3,648,000. Contract therapy revenue increased 56.2% to $2,854,000, reflecting the June 1997 acquisition of Rehab Unlimited. Staffing revenue decreased $1,746,000 as a result of an 18.4% decrease in weeks worked to 6,061 weeks.

         Operating expenses for the three-month periods compared increased by $1,676,000, or 6.1% to $29,004,000. The increase was attributable to the increase in patient days and units of service, offset by the decrease in staffing weeks worked.

         The excess of operating expenses over operating revenues associated with non-exempt acute units decreased from $217,000 to $102,000, on a decrease in the average number of non-exempt units from 8.0 to 3.3. The per unit average excess of operating expenses over operating revenues increased from $27,000 to $30,000. The average excess of operating expenses over operating revenues for units during their non-exempt year can range to as high as $150,000 to $200,000.

                                    10 of 14

         General and administrative expenses increased $756,000, or 11.2%, to $7,533,000, reflecting increases in administration, business development, operations and professional services in support of the increase in units, compared to the previous year.

         Interest expense decreased $122,000 reflecting a reduction in long-term debt.

         Earnings before income taxes increased by $1,139,000, or 30.4%, to $4,880,000. The provision for income taxes for the second quarter of 1998 was $1,954,000, compared to $1,576,000 for 1997, reflecting effective income tax rates of 40.0% and 42.1% for the respective quarters. Net earnings increased by $761,000, or 35.2% to $2,926,000. Diluted earnings per share increased 32.3% to 41 cents from 31 cents on a 1.6% increase in the weighted average shares outstanding. The increase in shares outstanding is attributable primarily to an increase in the dilutive effect of outstanding stock options resulting from an increase in the average market price of the Company's stock relative to the underlying exercise prices of outstanding stock options.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Operating revenues during the first six months of 1998 increased by $10,630,000, or 14.0%, to $86,531,000. A 17.1% increase in the average number of inpatient units from 104.9 to 122.8 units and an increase in the average daily billable census per inpatient unit of 5.2% from 13.4 to 14.1, generated a 22.8% increase in billable patient days to 313,421 and a 14.0% increase in revenue from inpatient units. The increase in billable census per unit for inpatient units is primarily attributable to a 10.9% increase in admissions per unit offset by a 5.3% decline in average billable length of stay. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational in 1998, which carry a shorter length of stay than acute rehabilitation units. The increase in billable patient days was offset by a 7.2% decrease in average per diem billing rates, reflecting a greater mix of subacute units which carry lower average per diem rates than acute units. Inpatient unit revenue increased by $6,659,000 while outpatient revenue increased 23.7% to $6,332,000. Contract therapy revenue increased 98.2% to $5,554,000, reflecting the acquisitions of Team Rehab, Inc. and Moore Rehabilitation Services, Inc. in January 1997 and Rehab Unlimited in June 1997. Staffing revenue increased $422,000, reflecting an increase in the percentage of weeks worked that included the costs of payroll, offset by a 6.8% decrease in weeks worked to 13,256 weeks.

         Operating expenses for the six-month periods compared increased by $6,072,000, or 11.6% to $58,621,000. The increase was attributable to the increase in patient days and units of service, plus an increase in weeks worked that included the costs of payroll.

         The excess of operating expenses over operating revenues associated with non-exempt units decreased from $367,000 to $231,000, on a decrease in the average number of non-exempt units from 7.5 to 3.2. The per unit average excess of operating expenses over operating revenues increased from $49,000 to $72,000 reflecting a 3% decrease in billable patients per unit to 3.0. The first quarter of 1997 also had a greater percentage of units where the Company was not obligated to provide therapy staff. The average excess of operating expenses over operating revenues for units during their non-exempt year can range to as high as $150,000 to $200,000.

         General and administrative expenses increased $2,358,000, or 18.5%, to $15,131,000, reflecting increases in corporate office expenses as well as administration, business development, operations and professional services in support of the increase in units.

                                    11 of 14

         Interest expense increased $121,000 reflecting interest on net new debt issued in acquisitions consummated in 1997 and the repurchase of Company common stock during 1997. Gain on sale of marketable securities reflects the sale of approximately 50% of the Company's investment in Intensiva Healthcare Corporation in the first quarter of 1997, with no comparable gain in the first six months of 1998.

     Earnings before income taxes increased by $540,000, or 5.9%, to $9,624,000. Excluding the gain on sale of marketable securities, earnings before income taxes would have increased $1,988,000 or 26.0%. The provision for income taxes for the first six months of 1998 was $3,905,000, compared to $3,652,000 for 1997, reflecting effective income tax rates of 40.6% and 40.2% for the respective periods. Net earnings increased by $287,000, or 5.3% to $5,719,000. Diluted earnings per share increased 9.5% to 81 cents from 74 cents on a 4.5% decrease in the weighted average shares outstanding. The gain on sale of marketable securities represented 12 cents of the earnings per share in 1997. Excluding this gain, diluted earnings per share increased 30.6% from 62 cents in the first six months of 1997. The decrease in shares outstanding is attributable primarily to shares repurchased offset by an increase in the dilutive effect of outstanding stock options, resulting from an increase in the average market prices of the Company's stock relative to the underlying exercise prices of outstanding stock options.

Liquidity and Capital Resources

     As of June 30, 1998, the Company had $8,720,000 in cash and current marketable securities and a current ratio of 1.5:1. Working capital as of June 30, 1998 was virtually unchanged as compared to December 31, 1997.

     Net accounts receivable were $24,872,000 at June 30, 1998, compared to $24,147,000 at December 31, 1997. The number of days average net revenue in net receivables was 52.7 at June 30, 1998 compared to 52.0 at December 31, 1997.

     The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital and capital expansion requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a combination of internal sources and outside financing. The Company had a $20,000,000 revolving line of credit and a balance outstanding as of June 30, 1998, of $3,000,000.

In conjunction with the acquisitions as discussed in Note 4, the Company has a commitment to increase its bank credit facility to $60 million of term debt and $30 million revolving credit facility.

Year 2000 Compliance

     The Company has developed and presented to the Board of Directors its action plan for Year 2000 compliance. The Company does not expect that the cost of the year 2000 compliance will be material to its business, financial condition, or results of operations, nor does management anticipate any material disruption in operations as the result of any failure by the Company or its subsidiaries.


                                    12 of 14

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27      Financial Data Schedule

         (b)   Report on Form 8-K

                       A report on Form 8-K dated July 10, 1998 was filed by the Company to report, pursuant to Item 5 of the Form 8-K, that the Company has entered into a definitive agreement to acquire StarMed Staffing, Inc. from Medical Resources, Inc.


                       A report on Form 8-K dated August 6, 1998 was filed by the Company to report, pursuant to Item 5 of the Form 8-K, that the Company has entered into a definitive agreement to acquire Therapeutic Systems, Ltd.



                                    13 of 14

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     REHABCARE GROUP, INC.
August 13, 1998                                      By /s/ John R. Finkenkeller
                                                     ---------------------------
                                                     John R. Finkenkeller
                                                     Senior Vice President
                                                     and Chief Financial Officer
                                                     (Chief Financial Officer)



















                                    14 of 14

                                  EXHIBIT INDEX
                                                                     Page Number



27         Financial Data Schedule                                       16