Form 10-Q
period 1998-09-30
REHABCARE GROUP INC
filed 1998-11-16
CIK 812191

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

                For the quarterly period ended September 30, 1998

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

                                  314-863-7422
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                 No


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                           Outstanding at November 12, 1998
Common Stock, par value $.01 per share                      6,491,157



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     1 of 17

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

       Condensed consolidated balance sheets,
          September 30, 1998 (unaudited) and December 31, 1997                 3

       Condensed consolidated statements of earnings for the three months and
          nine months ended September 30, 1998 and 1997 (unaudited)            4

       Condensed consolidated statements of comprehensive earnings for the three months and the nine months ended September 30, 1998
          and 1997 (unaudited)                                                 5

       Condensed consolidated statements of cash flows for the
          nine months ended September 30, 1998 and 1997 (unaudited)            6

       Notes to condensed consolidated financial statements (unaudited)        7

   Item 2. - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              10

Part II. - Other Information

   Item 6. - Exhibits and Reports on Form 8-K                                 15

   Signatures                                                                 17




                                    2 of 17

PART I - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements

                              REHABCARE GROUP, INC.

                      Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)
                                                                               September 30,       December 31,
                                                                                   1998                1997
                                                                               ------------        -----------
                                                                                (Unaudited)
Assets:
Current assets:
     Cash and cash equivalents                                                   $  5,419            $  1,975
     Marketable securities, available-for-sale                                      2,439               4,664
     Accounts receivable, net of allowance for
         doubtful accounts of $3,300 and $1,338,
         respectively                                                              46,786              24,147
     Deferred tax assets                                                            2,872               1,773
     Prepaid expenses and other current assets                                        878                 720
                                                                                  -------              ------
         Total current assets                                                      58,394              33,279
                                                                                  -------              ------
Marketable securities, available-for-sale,
     noncurrent                                                                     1,179               1,812
                                                                                  -------              ------
Equipment and leasehold improvements, net                                           4,149               3,342
Other assets:                                                                     -------              ------
     Excess of cost over net assets acquired, net                                  81,124              52,949
     Deferred contract costs, net                                                   1,126               1,138
     Pre-opening costs, net                                                         3,501               2,908
     Deferred tax assets                                                               --                 181
     Other                                                                          2,154               1,632
                                                                                  -------              ------
         Total other assets                                                        87,905              58,808
                                                                                  -------              ------
                                                                                 $151,627            $ 97,241
                                                                                  =======              ======
Liabilities and Stockholders' Equity:
Current liabilities:
     Current portion of long-term debt                                           $  8,995            $  4,520
     Accounts payable                                                               2,740               1,700
     Accrued salaries and wages                                                    13,046               9,925
     Accrued expenses                                                               8,610               3,570
     Income taxes payable                                                           1,139                 771
                                                                                  -------              ------
         Total current liabilities                                                 34,530              20,486
                                                                                  -------              ------
Deferred tax and other liabilities                                                  1,466                  --
                                                                                  -------              ------
Deferred compensation                                                               2,089               2,501
                                                                                  -------              ------
Long-term debt, less current portion                                               56,956              34,494
                                                                                  -------              ------
Stockholders' equity:
     Preferred stock, $.10 par value; authorized
         10,000,000 shares, none issued and outstanding                                --                  --
     Common stock, $.01 par value; authorized 20,000,000
         shares, issued 7,646,619 and 7,152,191 shares,
         respectively                                                                  76                  72
     Additional paid-in capital                                                    30,021              23,972
     Retained earnings                                                             44,043              35,192
     Less common stock held in treasury at cost,
         1,166,234 and 1,311,307 shares, respectively                             (17,975)            (20,212)
     Accumulated other comprehensive earnings -
         unrealized gain on marketable securities,
         net of tax                                                                   421                 736
                                                                                  -------              ------
         Total stockholders' equity                                                56,586              39,760
                                                                                  -------              ------
                                                                                 $151,627            $ 97,241
                                                                                  =======              ======
            See notes to condensed consolidated financial statements.

                                    3 of 17

                              REHABCARE GROUP, INC.

                  Condensed Consolidated Statements of Earnings
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                   Three Months Ended               Nine Months Ended
                                                                      September 30,                   September 30,
                                                                 ----------------------           ------------------------
                                                                 1998             1997            1998           1997
                                                                 ----             ----            ----           ----
Operating revenues                                              $54,050          $42,151         $140,581       $118,052


Costs and expenses:
    Operating expenses                                           37,578           29,331           96,199         81,799
    General and administrative                                    9,277            7,001           24,408         19,855
    Depreciation and amortization                                 1,160              965            3,181          2,770
                                                                 ------           ------          -------        -------
        Total costs and expenses                                 48,015           37,297          123,788        104,424
                                                                 ------           ------          -------        -------
Operating earnings                                                6,035            4,854           16,793         13,628

Interest income                                                      61               48              185            141
Interest expense                                                   (866)            (779)          (2,218)        (2,010)
Other income                                                         17               16              111             16
Gain on sale of marketable securities                                --               --               --          1,448
                                                                 ------           ------          -------        -------

Earnings before income taxes                                      5,247            4,139           14,871         13,223

Income taxes                                                      2,115            1,700            6,020          5,352
                                                                 ------           ------          -------        -------
Net earnings                                                    $ 3,132          $ 2,439         $  8,851       $  7,871
                                                                 ======           ======          =======        =======
Net earnings per common share:
      Basic                                                     $   .50          $   .42         $   1.46       $   1.30
      Diluted                                                   $   .43          $   .35         $   1.25       $   1.08

Weighted average number of common shares outstanding:
      Basic                                                       6,302            5,741            6,077          6,065
      Diluted                                                     7,348            7,190            7,236          7,413


            See notes to condensed consolidated financial statements.

                                    4 of 17


                              REHABCARE GROUP, INC.

           Condensed Consolidated Statements of Comprehensive Earnings
                             (Amounts in thousands)
                                   (Unaudited)


                                                                           Three Months Ended             Nine Months Ended
                                                                              September 30,                 September 30,
                                                                           ------------------            ------------------
                                                                           1998           1997           1998           1997
                                                                           ----           ----           ----           ----
Net earnings                                                              $ 3,132       $ 2,439        $ 8,851        $ 7,871
Other comprehensive earnings, net of tax
   Unrealized losses on securities:
        Unrealized holding losses
             arising during period                                           (345)          (69)          (315)          (659)
        Less: reclassification adjustment
             for realized gains included in
             net earnings                                                      --            --             --           (869)
                                                                            -----         -----          -----          -----
Comprehensive earnings                                                    $ 2,787       $ 2,370        $ 8,536        $ 6,343
                                                                            =====         =====          =====          =====
            See notes to condensed consolidated financial statements.

                                    5 of 17



                              REHABCARE GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)
                                                                                   Nine Months Ended September 30,
                                                                                   ------------------------------
                                                                                      1998                1997
                                                                                      ----                ----
Cash flows from operating activities:
 Net earnings                                                                       $  8,851              $ 7,871
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
        Depreciation and amortization                                                  3,181                2,770
        Provision for losses on accounts receivable                                      599                  492
        Equity in earnings of affiliate                                                 (102)                 (10)
        Gain on sale of marketable securities                                             --               (1,448)
        Increase (decrease) in deferred compensation                                    (735)                 467
        Increase in accounts receivable, net                                          (4,008)              (5,532)
        Increase in prepaid expenses and other
           current assets                                                                (20)                (280)
        Decrease (increase) in other assets                                              251                  (38)
        Increase in accounts payable and accrued expenses                              3,176                2,038
        Increase in accrued salaries and wages                                         1,795                2,524
        Decrease in income taxes payable and deferred                                     (7)                (902)
                                                                                      ------               ------
        Net cash provided by operating activities                                     12,981                7,952
                                                                                      ------               ------
Cash flows from investing activities:
        Additions to equipment and leasehold improvements,
           net                                                                        (1,180)              (1,101)
        Deferred contract costs                                                         (309)                (221)
        Proceeds from sale/maturities of marketable
           securities                                                                  2,334                  782
        Payments related to pre-opening costs                                         (1,407)              (1,084)
        Investment in joint venture                                                     (385)                (630)
        Cash paid in acquisitions of businesses, net of
           cash received                                                             (41,567)              (6,623)
                                                                                      ------               ------
        Net cash used in investing activities                                        (42,514)              (8,877)
                                                                                      ------               ------
Cash flows from financing activities:
        Proceeds from revolving credit facility, net                                      --                1,000
        Payments on long-term debt                                                   (10,463)              (3,038)
        Proceeds on issuance of note payable                                           1,000                1,825
        Proceeds on issuance of long-term debt                                        36,400               24,000
        Purchase of treasury stock                                                        --              (23,131)
        Exercise of stock options (including tax benefit)                              6,040                1,393
        Other                                                                             --                  204
                                                                                      ------               ------
        Net cash provided by financing activities                                     32,977                2,253
                                                                                      ------               ------
        Net increase in cash and cash equivalents                                      3,444                1,328

Cash and cash equivalents at beginning of period                                       1,975                  772
                                                                                      ------               ------
Cash and cash equivalents at end of period                                          $  5,419              $ 2,100
                                                                                      ======               ======
            See notes to condensed consolidated financial statements.

                                    6 of 17

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. - Basis of Presentation

     The condensed consolidated balance sheets and related condensed consolidated statements of earnings, comprehensive earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of RehabCare Group, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior years' amounts have been reclassified to conform with the current year presentation.

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


Note 3. - Acquisitions

     On July 31, 1998, the Company purchased 100% of the capital stock of Rehabilitative Care Systems of America, Inc. ("RCSA") for consideration consisting of cash and stock. On August 17, 1998, the Company purchased 100% of the capital stock of StarMed Staffing, Inc., ("StarMed"), and certain related entities for cash from Medical Resources, Inc. On September 9, 1998, the Company purchased 100% of the capital stock of Therapeutic Systems, Ltd. ("Therapeutic Systems") of Chicago, Illinois for consideration consisting of cash, stock and notes. The aggregate purchase prices for these acquisitions paid at closing was $41,150,000, consisting of $37,950,000 in cash, $2,200,000 in stock and
$1,000,000 in subordinated notes. An additional $2,000,000 in cash consideration in the purchase of StarMed has been deferred until certain contingencies expire and is secured by a bank letter of credit held by a third party escrow agent. Additional consideration of up to $4,950,000 may be paid to the former

                                    7 of 17
stockholders of RCSA and Therapeutic Systems contingent upon the retention of clients or the attainment of certain financial goals over the next three years, respectively. The cash purchase price was funded through borrowings made available by an increase in the Company's bank credit facility to $90,000,000. See note 4.

     The acquisitions have been accounted for by the purchase method of accounting, whereby the operating results have been included in the Company's results of operations commencing on the respective closing dates of the acquisitions. Goodwill, of approximately $28,000,000 related to the acquisitions is being amortized over 40 years.

     The following unaudited pro forma financial information assumes the acquisitions occurred as of January 1, 1997. This information is not necessarily indicative of results of operations that would have occurred had the purchases actually been made at the beginning of the periods presented.


                                                                  Nine Months Ended
                                                    September 30, 1998       September 30, 1997
                                                    ------------------       ------------------

         Operating revenues                          $ 197,800,000           $ 169,719,000
         Net earnings                                   10,380,000               9,077,000
         Net earnings per common and
            common equivalent share:
                  Basic                              $        1.68           $        1.47
                  Diluted                            $        1.43           $        1.23



Note 4. - Debt

     On August 17, 1998 as part of the acquisitions, the Company's bank term loan and revolving credit facility were restructured. Under the terms of the restructured loan agreement, the Company entered into a five-year, bank term loan with a commitment of up to $60,000,000. The amount that may be borrowed under the revolving credit facility was increased to the lesser of $30,000,000 or 85% of eligible accounts receivable, reduced by amounts outstanding under the Company's bank letter of credit. The term loan and advances under the revolving credit facility will bear interest at the Company's option of either LIBOR plus 1.0% to 2.0%, or the bank's corporate base rate, with such rates being dependent on the ratio of the Company's indebtedness, net of cash and marketable securities, to cash flow. As of September 30, 1998 the Company's borrowings under the term loan and revolving credit facility totaled $57,364,000, and $0, respectively, and a letter of credit was outstanding in the amount of $2,000,000. The weighted average interest rate as of September 30, 1998 was 6.8%.

                                    8 of 17


Note 5. - Earnings per Share
                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                  September 30,
                                                                 ---------------------          --------------------
                                                                  1998          1997              1998          1997
Numerator:
Numerator for basic earnings per
    share - earnings available to
    common stockholders (net earnings)                         $3,132,000      2,439,000        8,851,000      7,871,000

Effect of dilutive securities - after
    tax interest on convertible
    subordinated promissory notes                                  57,000         57,000          169,000        169,000
                                                                ---------      ---------        ---------      ---------
Numerator for diluted earnings per
    share - earnings available to
    common stockholders after assumed
    conversions                                                $3,189,000      2,496,000        9,020,000      8,040,000
                                                                =========      =========        =========      =========
Denominator:
Denominator for basic earnings per share -
    weighted-average shares outstanding                         6,302,000      5,741,000        6,077,000      6,065,000

Effect of dilutive securities:
    Stock options                                                 386,000        918,000          499,000        817,000
    Convertible subordinated promissory
        notes                                                     423,000        423,000          423,000        423,000
    Contingently issuable shares                                  237,000        108,000          237,000        108,000
                                                                ---------      ---------        ---------      ---------
Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions                              7,348,000      7,190,000        7,236,000      7,413,000
                                                                =========      =========        =========      =========

Basic earnings per share                                             $.50            .42             1.46           1.30

Diluted earnings per share                                           $.43            .35             1.25           1.08


Note 6. - Current Developments in Accounting and Reporting

     In April 1998, Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP"), was issued which is effective for fiscal years beginning after December 15, 1998, and requires that costs of start-up activities be expensed as incurred. Start-up activities are defined in the SOP as those one-time activities related to opening a new facility, introducing a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility or commencing a new operation. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is adopted and should be reported as the cumulative effect of a change in accounting principle. At September 30, 1998, the Company has $3.5 million of costs related to start-up activities capitalized. Approximately 50% of these costs will be subject to write-off under the SOP.

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

                                    9 of 17

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

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

Results of Operations

     The Company provides physical medicine, rehabilitation and chronic care services in a variety of settings under multi-year contracts. These settings include distinct-part acute rehabilitation units that may or may not be exempt from the Medicare Prospective Payment System ("PPS"), depending on their stage of development; subacute units that are operated within licensed skilled nursing units; outpatient clinics, both on and off campus of the host hospital, and therapy services for long-term care facilities and school districts. The Company also provides therapist and nurse staffing on a continuing and temporary basis to hospitals and long-term care and rehabilitation facilities.


                                                                         Three Months Ended          Nine Months Ended
    Operating Statistics                                                    September 30,                 June 30,
                                                                         ------------------          -----------------
                                                                         1998          1997           1998         1997
                                                                         ----          ----           ----         ----
    Inpatient Units (Acute and Subacute)
    -----------------------------------
    Average bed capacity                                                 2,640         2,149          2,481        2,070
    Average billable length of stay (days)                                14.6          15.0           14.4         15.1
    Billable patient days served                                       170,623       135,083        484,044      390,211
    Admissions                                                          11,708         9,007         33,507       25,799
    Average daily billable census                                        1,855         1,468          1,773        1,429
    Average occupied beds per unit                                        13.9          13.0           14.0         13.3
    Total units in operation at end of period                              133           116            133          116

    Outpatient Clinics
    ------------------
    Patient visits                                                     106,474        53,494        245,879      174,401
    Units of service                                                   305,885       171,052        735,631      553,808
    Total clinics in operation at end of period                             35            16             35           16

    Contract Therapy
    ----------------
    Number of locations at end of period                                    88            43             88           43

    Staffing
    --------
    Weeks worked                                                        14,654         7,726         27,910       21,943


Three Months Ended  September  30, 1998  Compared to Three Months  September 30,
1997

     Operating revenues during the third quarter of 1998 increased by $11,899,000, or 28.2%, to $54,050,000. Acquisitions accounted for an increase of $12,770,000 in revenue for the quarter. Inpatient unit revenue increased by $4,019,000. An 18.0% increase in the average number of inpatient units from
113.1 to 133.5 units and an increase in the average daily billable census per

                                    10 of 17
inpatient unit of 6.9% from 13.0 to 13.9, generated a 26.3% increase in billable patient days to 170,623 and a 16.3% increase in revenue from inpatient units. The increase in billable census per unit for inpatient units is primarily attributable to a 10.1% increase in admissions per unit offset by a 2.7% decline in average billable length of stay. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational in 1998, which carry a shorter length of stay than acute rehabilitation units. The increase in billable patient days was offset by a 7.9% decrease in average per diem billing rates, reflecting a greater mix of subacute units, which carry lower average per diem rates than acute units and lower per diem billing rates for subacute units subject to the new Medicare Prospective Payment System. In the third quarter of 1998, the decline in subacute per diem rates was substantially offset by an increase in unit occupancy and patient days. Outpatient revenue increased 115.0% to $4,633,000, reflecting $550,000 from the July 1998 acquisition of RCSA, plus an increase in the average number of outpatient clinics managed from 16 to 21 and an increase in average units of service per clinic. Contract therapy revenue increased 25.9% to $3,399,000, reflecting $898,000 from the September 1998 acquisition of Therapeutic Systems. Staffing revenue increased 37.7% to $17,644,000 reflecting increased volumes in nurse staffing bookings achieved through the August 1998 acquisition of StarMed, offset by an approximate $6,000,000 decrease in therapy staffing revenue. Demand for therapists has declined significantly as a result of changes in Medicare reimbursement for skilled nursing facilities.

     Operating expenses for the three-month periods compared increased by $8,247,000, or 28.1% to $37,578,000. Acquisitions accounted for substantially all of the net increase as costs associated with the increase in patient days and outpatient locations were offset by the decrease in therapy staffing costs.

     The excess of operating expenses over operating revenues associated with non- exempt acute units decreased from $278,000 to $162,000, on a decrease in the average number of non-exempt units from 7.9 to 3.1. The per unit average excess of operating expenses over operating revenues increased from $35,000 to $53,000, reflecting a greater percentage of units where the Company is obligated to provide therapy staff. The average excess of operating expenses over operating revenues for units during their non-exempt year can range to as high as $150,000 to $200,000.

     General and administrative expenses increased $2,276,000, or 32.5%, to $9,277,000, reflecting increases in corporate office expenses, as well as administration, business development, operations and professional services in support of the increase in units, compared to the previous year, plus the addition of corporate staff from acquisitions.

     Interest expense increased $87,000 reflecting interest on additional debt issued in acquisitions offset by a decline in interest rates.

     Earnings before income taxes increased by $1,108,000, or 26.8%, to $5,247,000. The provision for income taxes for the third quarter of 1998 was $2,115,000, compared to $1,700,000 for 1997, reflecting effective income tax rates of 40.3% and 41.1% for the respective quarters. Net earnings increased by $693,000, or 28.4% to $3,132,000. Diluted earnings per share increased 22.9% to 43 cents from 35 cents on a 2.2% increase in the weighted average shares outstanding. The increase in shares outstanding is attributable primarily to stock option exercises and shares issued in the acquisition of RCSA and Therapeutic Systems, offset by a decrease in the dilutive effect of stock options resulting from a decrease in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options.

                                    11 of 17

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Operating revenues during the first nine months of 1998 increased by $22,529,000, or 19.1%, to $140,581,000. Acquisitions accounted for 68.3% of the net increase. Inpatient unit revenue increased by $10,678,000. A 17.5% increase in the average number of inpatient units from 107.6 to 126.4 units and an increase in the average daily billable census per inpatient unit of 5.3% from
13.3 to 14.0, generated a 24.0% increase in billable patient days to 484,044 and a 14.8% increase in revenue from inpatient units. The increase in billable census per unit for inpatient units is primarily attributable to a 10.6% increase in admissions per unit offset by a 4.6% decline in average billable length of stay. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational in 1998, which carry a shorter length of stay than acute rehabilitation units. The increase in billable patient days was offset by a 7.5% decrease in average per diem billing rates, reflecting a greater mix of subacute units, which carry lower average per diem rates than acute units and lower per diem billing rates for subacute units subject to the new Medicare Prospective Payment System. Outpatient revenue increased 50.7% to $10,966,000, reflecting $550,000 from the July 1998 acquisition of RCSA, plus an increase in the average number of outpatient clinics managed from 18 to 20 and an increase in units of service per clinic. Contract therapy revenue increased 62.7% to $8,952,000, reflecting $487,000 from the acquisitions of Team Rehab, Inc. and Moore Rehabilitation Services, Inc. in January 1997, $2,134,000 from the acquisition of Rehab Unlimited in June 1997, and $898,000 from the acquisition of Therapeutic Systems in September 1998. Staffing revenue increased 15.6% to $38,949,000, reflecting increased volumes in nurse staffing bookings achieved through the August 1998 acquisition of StarMed, offset by an approximate $6,000,000 decrease in therapy staffing revenues. Demand for therapists has declined significantly as a result of changes in Medicare reimbursement for skilled nursing facilities.

     Operating expenses for the nine-month periods compared increased by $14,400,000, or 17.6% to $96,199,000. Acquisitions accounted for 78.6% of the increase. The remaining increase was attributable to the increase in patient days and units of service, offset by decreased therapy staffing costs.

     The excess of operating expenses over operating revenues associated with non- exempt units decreased from $645,000 to $393,000, on a decrease in the average number of non-exempt units from 7.6 to 3.1. The per unit average excess of operating expenses over operating revenues increased from $85,000 to $127,000 reflecting a greater percentage of units where the Company is obligated to provide therapy staff. The average excess of operating expenses over operating revenues for units during their non-exempt year can range to as high as $150,000 to $200,000.

     General and administrative expenses increased $4,553,000, or 22.9%, to $24,408,000, reflecting increases in corporate office expenses as well as administration, business development, operations and professional services in support of the increase in units, plus the addition of corporate staff from acquisitions.

     Interest expense increased $208,000 reflecting interest on additional debt issued in the acquisitions of StarMed and Therapeutic Systems, as well as additional debt issued in acquisitions consummated in 1997 and the repurchase of Company common stock during 1997. Gain on sale of marketable securities reflects the sale of approximately 50% of the Company's investment in Intensiva Healthcare Corporation in the first quarter of 1997, with no comparable gain in the first nine months of 1998.

                                    12 of 17

     Earnings before income taxes increased by $1,648,000, or 12.5%, to $14,871,000. Excluding the gain on sale of marketable securities, earnings before income taxes would have increased $3,096,000 or 26.3%. The provision for income taxes for the first nine months of 1998 was $6,020,000, compared to $5,352,000 for 1997, reflecting effective income tax rates of 40.5% for the respective periods. Net earnings increased by $980,000, or 12.5% to $8,851,000. Diluted earnings per share increased 15.7% to $1.25 from $1.08 on a 2.4% decrease in the weighted average shares outstanding. The gain on sale of marketable securities represented 12 cents of the earnings per share in 1997. Excluding this gain, diluted earnings per share increased 30.2% from 96 cents in the first nine months of 1997. The decrease in shares outstanding is attributable primarily to shares repurchased and a decrease in the dilutive effect of stock options resulting from a decrease in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options, offset by stock option exercises and shares issued in the acquisitions of RCSA and Therapeutic Systems.

Liquidity and Capital Resources

     As of September 30, 1998, the Company had $7,858,000 in cash and current marketable securities and a current ratio of 1.7:1. Working capital increased by $11,071,000 as of September 30, 1998, compared to December 31, 1997, reflecting working capital from the acquisitions of StarMed and Therapeutic Systems and working capital generated by operations.

     Net accounts receivable were $46,786,000 at September 30, 1998, compared to $24,147,000 at December 31, 1997. The number of days average net revenue in net receivables was 68.5 at September 30, 1998 compared to 52.0 at December 31, 1997. The increase is primarily the result of the acquisitions of businesses that traditionally carry longer payment terms from clients.

     The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital and capital expansion requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a combination of internal sources and outside financing. As part of the acquisitions of RCSA, StarMed and Therapeutic Systems, the Company's bank term loan and revolving credit facility were restructured. Under the terms of the restructured loan agreement, the Company entered into a five-year, bank term loan with a commitment of up to $60,000,000. The amount that may be borrowed under the revolving credit facility was increased to the lesser of $30,000,000 or 85% of eligible accounts receivable, reduced by amounts outstanding under the Company's bank letter of credit. As of September 30, 1998 the Company's borrowings under the term loan and revolving credit facility totaled $57,364,000, and $0, respectively, and a letter of credit was outstanding in the amount of $2,000,000.

     The Company has accounted for its acquisitions using the purchase method of accounting, whereby the purchase price is allocated to the estimated fair market value of tangible and intangible assets as of the effective date of the acquisition. The excess cost is allocated to excess of cost over net assets acquired (goodwill) and is amortized over 40 years. The Company evaluates the realizability of goodwill based upon expectations of undiscounted cash flows and operating income.

                                    13 of 17

Year 2000

     The Company is subject to risks associated with the "Year 2000" problem, a term which refers to uncertainties about the ability of various data processing hardware and software systems to interpret dates correctly after the beginning of January 1, 2000.

     The Company has developed and presented to the Board of Directors its action plan for Year 2000 compliance. The major phases of the action plan are awareness, assessment, renovation, validation and implementation.

     The awareness phase included a communication of the Year 2000 problem and the potential ramifications to the Company, education and identification of key systems. The assessment phase included the inventorying of systems that may be impacted by the Year 2000 problem.

     Most of the Company's systems are purchased from industry-known vendors and are generally used in their standard configuration. Other systems will be replaced by or converted to Year 2000 compatible systems. The Company has closely reviewed the Year 2000 progress as reported by each vendor. The Company has been assured by certain of these vendors, that new Year 2000 compliant systems have been installed. In all other cases, compliant systems will be delivered in time for installation and testing prior to year end 1999.

     The final phase of the action plan is the implementation of remediated and other systems into the operating environment of the Company. For those systems that have not yet been delivered, the Company expects delivery of compliant systems not later than early in the second quarter of 1999. The final phase of the plan is scheduled to be completed by June 30, 1999. Concurrent with the development and execution of the plan is the evolution of a contingency plan that includes procedures to be followed should a system fail.

     The Company is also completing an assessment of Year 2000 risks relating to its lines of business separate from its dependence on data processing. The assessment includes corresponding with customers to ascertain their overall preparedness regarding Year 2000 risks. The plan also provides for the identification and communication with significant non-data processing third party vendors regarding their preparedness for Year 2000 risks. It is not possible to quantify the overall potential adverse effects to the Company resulting from these customers' or non data vendors' failure to adequately prepare for the Year 2000. The failure of a customer to prepare adequately for Year 2000 could have a significant adverse effect on such customer's operations and profitability, which, in turn, could inhibit its ability to pay for the Company's services in accordance with their terms. Failure of a non data vendor to prepare adequately for Year 2000 could have a significant adverse effect on the vendor's operations, which, in turn, could inhibit the vendors ability to deliver purchased goods and services to the Company in a timely manner. The Company also recognizes the importance of Year 2000 compliance by customers, payment sources, and vendors of the Company's customers and vendors. The Company must necessarily rely upon the compliance programs of these third parties.

     The Company does not expect that the cost of the year 2000 compliance will be material to its business, financial condition, or results of operations, nor does management anticipate any material disruption in operations as the result of any failure by the Company or its subsidiaries. While the Company is making a substantial effort to become Year 2000 compliant, there is no assurance the failure to adequately address all issues relating to the Year 2000 problem would not have a material adverse effect on its financial condition or results of operations.

                                    14 of 17

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27 Financial Data Schedule

         (b)   Reports on Form 8-K

                    A report on Form 8-K dated July 8, 1998 was filed by the Company to report, pursuant to Item 5 of the Form 8-K, that the Company has entered into a definitive agreement to acquire StarMed Staffing, Inc. from Medical Resources, Inc.

                    A report on Form 8-K dated August 14, 1998 was filed by the Company on August 28, 1998 to report, pursuant to Item 2 of the Form 8-K, the consummation of the acquisition of StarMed Staffing, Inc. pursuant to the terms and conditions of a Stock Purchase Agreement dated July 8, 1998.

                    A report on Form 8-K/A dated August 14, 1998 was filed by the Company on October 26, 1998 setting forth the following historical financial statements of StarMed Staffing, Inc. and the unaudited pro forma financial information of RehabCare Group, Inc.:

                   (i) Historical financial statements of StarMed Staffing,Inc.:

                           Report of Independent Certified Public Accountants Combined Balance Sheets, December 31, 1997 and 1996 Combined Statements of Income(Loss), Years Ended
                             December 31, 1997 and 1996
                           Combined  Statements  of Changes in  Stockholder's
                             Equity, Years Ended  December  31,  1997 and 1996
                           Combined  Statements of  Cash Flows,  Years Ended
                             December 31, 1997 and 1996
                           Notes  to  Combined  Financial   Statements
                           Condensed Combined Balance Sheet, June 30, 1998
                             (Unaudited)
                           Condensed Combined Statements of Earnings, Six Months
                             Ended June 30, 1998 and 1997 (Unaudited)
                           Condensed Combined Statement of Cash Flows, Six
                             Months Ended June 30, 1998 (Unaudited)
                           Notes to Condensed Combined Financial Statements
                             (Unaudited)

                    (ii) Pro forma  combined  financial  statements of RehabCare showing the effect of the acquisition of StarMed Staffing, Inc.:

                           Pro Forma Condensed Combined Balance Sheet as of
                             June 30, 1998 (Unaudited)
                           Pro Forma Condensed Combined Statement of Earnings
                             for the Year Ended December 31, 1997 (Unaudited)
                           Pro Forma Condensed Combined Statements of Earnings
                             for the Six Months Ended June 30, 1998 (Unaudited)
                           Notes  to  Unaudited  Pro  Forma  Condensed  Combined
                             Financial Statements (Unaudited)

                                    15 of 17

                    A report on Form 8-K dated August 5, 1998 was filed by the Company to report, pursuant to Item 5 of the Form 8-K, that the Company has entered into a definitive agreement to acquire Therapeutic Systems, Ltd.

                    A report on form 8-K dated September 9, 1998 was filed by the Company on September 24, 1998 to report, pursuant to
                    Item 2 of the Form 8-K, the consummation of the acquisition of Therapeutic Systems, Ltd. pursuant to the terms and conditions of a Stock Purchase Agreement dated as of August 5, 1998 as amended by Amendment No. 1 to the Stock Purchase Agreement dated September 9, 1998.

                    A report on Form 8-K/A dated September 9, 1998 was filed by the Company on November 10, 1998 setting forth the following historical financial statements of Therapeutic Systems, Ltd. and the unaudited pro forma financial information of RehabCare Group, Inc.:

                   (i)  Historical  financial statements of Therapeutic Systems,
                        Ltd.:

                           Report of Independent Auditors
                           Balance Sheet, December 31, 1997
                           Statement of Income, Year Ended December 31, 1997 Statement of Cash Flows, Year Ended December 31, 1997 Notes to Financial Statements
                           Condensed Balance Sheet, June 30, 1998 (Unaudited) Condensed Statement of Earnings, Six Months Ended
                             June 30, 1998 (Unaudited)
                           Condensed Statement of Cash Flows, Six Months Ended
                             June 30, 1998 (Unaudited)
                           Notes to Condensed Financial Statements (Unaudited)

                   (ii) Pro form combined financial statements of RehabCare showing the effect of the acquisition of Therapeutic Systems, Inc.:

                           Pro Forma Condensed Combined Balance Sheet as of
                             June 30, 1998 (Unaudited)
                           Pro Forma Condensed Combined Statement of Earnings
                             for the Year Ended December 31, 1997 (Unaudited)
                           Pro Forma Condensed Combined Statement of Earnings
                             for the Six Months Ended June 30, 1998 (Unaudited)
                           Notes to Unaudited Pro Forma Condensed Combined
                             Financial Statements (Unaudited)

                                    16 of 17

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 REHABCARE GROUP, INC.

November 13, 1998


                                                 By /s/ John R. Finkenkeller
                                                 -------------------------------
                                                 John R. Finkenkeller
                                                 Senior Vice President
                                                    and Chief Financial Officer
                                                 (Chief Financial Officer)











                                    17 of 17

                                 EXHIBIT INDEX

Number                                                           Page
------                                                           ----

27        Financial Data Schedule                                 19