Form 10-K
period 1998-12-31
REHABCARE GROUP INC
filed 1999-03-24
CIK 812191

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

Securities registered pursuant to Section
12(b) of the Act:                          Name of exchange on which registered:
Common Stock, par value $.01 per share     New York Stock Exchange
Preferred Stock Purchase Rights            New York Stock Exchange

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   x                No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

         The aggregate market value of voting stock held by non-affiliates of Registrant at March 10, 1999, was $102,030,058. At March 10, 1999, the Registrant had 6,527,082 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information contained in the Registrant's Proxy Statement for its annual meeting of stockholders to be held April 30, 1999.

                                     PART I

ITEM 1.      BUSINESS

General

      RehabCare Group, Inc. (the "Company" or the "Registrant"), is a leading manager of comprehensive medical rehabilitation, subacute (skilled nursing) and outpatient therapy programs on a multi-year contract basis and contract therapy services to hospitals and nursing homes. Therapy professionals employed by the Company include licensed physical and occupational therapists and their licensed assistants, as well as speech language pathologists. The Company believes the locus of care in the communities where it has programs will continue to be the acute-care hospital and, thus, it works primarily with acute-care hospitals to deliver these programs with the goal of enhancing the overall economic viability of the client facility. The Company's strategy is to use its expertise and experience to provide its clients with an efficient and cost-effective means to offer physical medicine and rehabilitation services in whatever setting is most economically feasible while establishing long-term relationships with its clients. Each of the product lines the Company offers is part of a post-acute continuum directed at restoring functional independence and returning patients to a residential setting.

      On July 31, 1998, the Company acquired Rehabilitative Care Systems of America, Inc. ("RCSA"), a manager of outpatient services for hospitals and school districts, and merged it with its outpatient division. The Company expanded on its 1997 entry into the contract therapy business through the acquisition of Therapeutic Systems, Ltd. ("Therapeutic Systems") on September 9, 1998.

      The Company also is a leading provider of therapists and nurses to hospitals and long-term care and rehabilitation facilities on both an interim and permanent basis. Traveling nurses and therapists are recruited and typically work on assignment for 13 weeks, while per diem therapists and nurses fill vacancies of 1 day to 13 weeks. On August 17, 1998, the Company acquired StarMed Staffing, Inc. ("StarMed"), a provider of traveling and per diem nurses.

      Historically, the Company has sought to broaden its service offerings, both through internal growth and acquisition. The Company believes that the acquisition of additional therapy-based contract management companies, established outpatient operators and other therapy providers within the rehabilitation industry and staffing companies is an appropriate strategy for growth. Additional related acquisition opportunities are regularly reviewed by the Company.


Industry Overview

      Many healthcare providers are increasingly seeking to outsource a broad range of services through contracts with product line managers. Outsourcing allows healthcare providers to take advantage of the specialized expertise of contract managers, thereby enabling providers to concentrate on the businesses they know best, such as facility and nurse management. The trend toward lowering the cost of healthcare by reducing lengths of stay has left most healthcare providers with empty beds. Continued reimbursement pressures under managed care and Medicare have driven healthcare providers to look for additional sources of revenue. As overhead and operating cost constraints have come into place and manpower has been reduced, outsourcing has become more important in order to increase patient volumes and provide services at a lower cost without sacrificing quality.

      By outsourcing post-acute services, healthcare providers use specialty contract managers such as the Company to:

      Utilize unused space - Post-acute services help hospitals utilize empty wings of their facilities, which allows the hospital to recover the cost of capital investment and overhead associated with the space.

      Increased volumes - Patients needing less intensive treatment or post-acute therapies who would have been referred to other venues for treatment can now remain in the hospital setting, allowing hospitals to capture revenues that would otherwise be realized by another provider. New patients are also attracted to the hospital by new services.

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

      Recruit therapists - Although the supply of therapists has greatly improved, therapists are still not readily available in many communities across the nation. Contract managers often operate tele-recruiting departments with recruiters whose job it is to match up candidates with therapist openings. They will typically maintain close connections with therapy schools and attend regional and national therapy association conferences several times a year.

      Obtain reimbursement advice - The contract managers may also employ reimbursement specialists who are available to assist client hospitals in interpreting complicated regulations. These specialists analyze current regulations and assist the hospital in complying with them, a highly valued service in the current changing healthcare environment.

      A shortage of medical professionals and providers' efforts to manage costs by maintaining flexible staffing has created opportunities for traveling and per diem staffing services. In reaction to reimbursement cuts under the Balanced Budget Act of 1997 ("BBA"), nursing homes and providers of therapists to the nursing home industry have reduced therapy staff, thus substantially reducing the demand for therapy staffing companies. In contrast, the nurse staffing business, a substantially larger market, is strong due to providers continuing to maintain variable nurse staffing levels, an increase in the average age of nurses, and an insufficient new supply of nursing graduates.


Services

      The Company operates in two businesses that have fundamental differences in operations: program management and staffing. Program management includes the management of acute rehabilitation and skilled nursing units, outpatient programs and contract therapy services. Staffing includes both traveling (generally 13-week assignments) and per diem staffing of nurses and therapists.

      Acute Rehabilitation Units - Since its inception in 1982, the Company's core business has been the staffing and management of acute rehabilitation units within acute-care hospitals. The Company operates these units on a fee basis that is computed in most cases based on patient days in the unit. The unit typically consists of 20 beds and utilizes formerly idle space in the hospital. It treats patients having primarily one of ten required diagnoses including stroke, head injury or hip replacement. The Company typically provides staffing and management of the unit including a program director, a physician, and the clinical staff which may include a psychologist, physical and occupational therapists, a speech pathologist, a social worker, a nurse manager, a case manager and other appropriate supporting personnel. The unit affords the hospital the ability to offer rehabilitation services to its patients, thus retaining those patients who might otherwise be discharged to a setting outside the hospital. This service line represented approximately 46% of the Company's revenues in 1998. The Company plans to continue growing this part of its business both through the signing of new contracts as well as through retention of current clients. Re-signings of expiring acute rehabilitation contracts have historically ranged from 80-90 percent.

      Subacute Units - In 1994, the Company added the subacute service line in response to client requests for management services and the Company's desire to broaden its post-acute services. The subacute unit is located in the acute-care hospital and is separately licensed as a skilled nursing unit, utilizing formerly idle space in the hospital. This unit treats the patients who are at the low end of need for medical or rehabilitative care, with greater need for nursing care. These patients' diagnoses cover approximately 60 clinical conditions including stroke, post-surgical conditions, pulmonary disease, burn, cancer, congestive heart failure and wound management. The subacute unit makes it possible for the patient to remain in a hospital setting where emergency needs can be quickly met as opposed to being sent to a freestanding skilled nursing facility. The Company provides administrative and nurse management. The hospital benefits, once again, by retaining patients who would be discharged to another setting, thereby capturing additional revenue and utilizing idle space. This service line represented approximately 7% of the Company's revenues in 1998. Due to substantially lower reimbursement rates for skilled nursing facilities and units under BBA, the Company has negotiated reduced rates for its services and expects revenues in this line of business to decline in 1999 compared to 1998. The Company believes there is still opportunity to provide its services to already existing subacute units that require professional management in order to remain economically viable under prospective payment.

      Outpatient Programs - The outpatient division furnishes primarily therapy, program development and administrative personnel to hospital outpatient departments, satellites and school districts. In 1998, RCSA was acquired and merged into the outpatient division. Pressure from payors to move patients to lower cost settings has helped fuel the growth in outpatient services. Outpatient programs help bring patients into the hospital through the referral development efforts in the community. These programs serve a younger population reimbursed by commercial and managed care payors and treat mainly sports medicine and workers compensation patients. The service line helps hospitals compete with freestanding clinics. The Company's programs are always conducted on the client hospital's campus or in satellite locations controlled by the hospital. In 1998, this product line represented approximately 8% of the Company's revenues. The Company plans to increase this line of business by signing additional contracts with hospitals as well as purchasing existing outpatient facilities in partnership with its hospital clients.

      Contract Therapy - In 1997, the Company, through acquisitions, added contract therapy to its product lines. In September 1998, the Company expanded this product line through the acquisition of Therapeutic Systems. Contract therapy  is  the  management  and  delivery  of  services,  including  providing therapists, in long-term care settings. Contract therapy revenues in 1998 accounted for approximately 7% of the Company's business. Contract therapy affords the client the opportunity to fulfill their recurring need for therapists on a part-time basis without the need to add full-time staff. The introduction of a prospective payment system for skilled nursing facilities and units has created a demand for the Company's management systems and expertise, including utilization of services and controlling costs. The Company plans to grow this service line both through additional contracts as well as acquisitions.

      Traveling Therapists and Nurses - In March 1996, RehabCare acquired Healthcare Staffing Solutions, Inc. ("HSSI"), located in Lowell, Massachusetts, thereby entering the therapy staffing business. Through its Health Tour division, HSSI recruits and relocates physical, occupational and speech therapists to hospitals and long-term care facilities for typically 13-week assignments (traveling therapists). The enactment of the BBA, which established a prospective payment system for skilled nursing facilities and units has significantly reduced the demand for traveling therapists. In response to this decline, HSSI entered the nurse staffing business, a market significantly larger than the therapist market. In August 1998, the Company acquired StarMed, a provider of traveling and per diem nurses, subsequently merging its traveling division, which represented 25% of StarMed's business, with HSSI's traveling therapy division. Business from traveling therapists and nurses accounted for approximately 17% of the Company's 1998 revenues. Growth of this business is planned primarily by increasing the number of traveling therapists and nurses on assignment.

      Per Diem Staffing - In 1997, HSSI entered the per diem staffing business which provides short-term assignments ranging from 1 day to 13 weeks to fill vacancies typically resulting from turnover, vacation, maternity and sick leave. Per diem staffing is a localized market business. The acquisition of StarMed added 35 local offices providing per diem nurse staffing. Growth of this business is planned by increasing the number of per diem offices and leveraging those offices to furnish both therapy and nurse staffing services. The per diem staffing business accounted for approximately 15% of the Company's 1998 revenues.


Expansion Strategy

      The Company's expertise is in the management of quality acute, subacute and outpatient rehabilitation and therapy programs and contract therapy services, and in the provision of quality clinical personnel to healthcare facilities. Drawing on this expertise, the thrust of its expansion strategy will be to develop and expand contract relationships with host facilities to establish and manage acute, subacute and outpatient physical medicine and rehabilitation programs, and contract therapy services as well as increasing its per diem staffing offices and traveling nurses and therapists. Acute-care hospitals have traditionally been the locus of healthcare delivery in the community and, as such, have controlled a substantial amount of the expenditures for healthcare services. As healthcare reform evolves, the Company believes that hospitals will continue to play a central role in the delivery of healthcare services, provided that they can achieve cost efficiencies and offer a complete range of services required within their communities. To this end, the Company has positioned itself to assist hospitals in providing the full continuum of physical medicine and rehabilitation services within acute, subacute and outpatient settings controlled by the hospital. The economies of scale offered by the hospital's existing plant and equipment, coupled with the Company's expertise in delivering these services, offers the opportunity for a community hospital to be a full service provider in the area of physical medicine and rehabilitation on a cost-effective basis.


Business Development

      The Company's program management sales force focuses on generating new accounts and making follow-on sales. It has nine regional development officers who are responsible for cultivating relationships with prospective clients. In addition, the Company's officers play an integral role in the Company's marketing efforts. With a broad range of services, the Company has significant opportunity to expand within its existing client base. Further, cross-selling more than one product line strengthens the Company's relationships with its clients.

      The staffing division's ability to expand its per diem offices, by controlling start-up costs and reaching profitability quickly, facilitates rapid growth. The ability to cross-sell therapy per diem staff from existing StarMed offices, and to generate leads for travel and permanent therapists, allows more efficient use of overhead.

Competition

      The Company's program management division has no direct competitors offering all the same program services although other companies may offer one or more of the same services. The Company competes with other contract management and therapy companies for agreements with acute-care hospitals and extended care facilities. The Company's programs in acute-care hospitals also compete for patients with the programs of other acute-care hospitals, freestanding rehabilitation, skilled nursing and outpatient facilities. Among the principal competitive advantages the Company believes it has are a reputation for quality, cost effectiveness, a proprietary outcomes management system, innovation and price. The Company also competes with hospitals, nursing homes, clinics, physicians' offices and contract therapy companies for the services of physical, occupational and speech therapists. The Company's staffing division competes with a number of private and public companies and believes its strategic advantage is its diversity of staffing solutions, ranging from single shift, to a 13 week assignment, to permanent placement, which is attractive to clients and prospective employees.


Regulation

      The healthcare industry is regulated by Federal, state and local governmental agencies. These regulations attempt to control the number of healthcare facilities through certificate of need laws, licensure or certification of healthcare facilities and the reimbursement for healthcare services.

      In many states, acute-care hospitals contracting with the Company generally are not required to obtain a certificate of need prior to opening an inpatient unit. If a certificate of need is required, the process may take up to 12 months or more depending upon the state involved. The application may be denied if contested by a competitor or the state agency. Certificates of need are usually issued for a specified maximum expenditure and require implementation of the proposed improvement within a specified period of time.

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

      Inpatient rehabilitation units, skilled nursing units and outpatient rehabilitation services have historically been exempt from PPS. Acute rehabilitation units within acute-care hospitals are eligible to obtain an exemption from PPS, generally after the first year of operation, upon satisfaction of specified Federal criteria. Such criteria include the operation for a full 12 months under PPS and the completion of an initial exemption survey. The exemption survey measures compliance with certain criteria applicable to exempt units generally, including approval to participate as a Medicare provider, admission standards, record keeping, compliance with state licensure laws, segregation of beds, accounting standards and certain specific standards applicable to rehabilitation units, including staffing, medical care and patient mix. Upon successful completion of the survey, Medicare payments for rehabilitation provided in inpatient units are made under a cost-based reimbursement system.

      In 1997, Congress enacted the BBA, which includes numerous changes to the Medicare system. These changes include various reductions in payments under the current cost-based reimbursement system, the implementation of a prospective payment system for skilled nursing facilities and units ("SNU-PPS") that is being phased in starting July 1998 and a prospective payment system for acute rehabilitation facilities and units to be phased in over two years starting in late 2000. By January 1, 1999, substantially all of the Company's managed subacute units were fully phased in under SNU-PPS. Although specifics of other prospective payment systems are not yet available, the changes will almost certainly favor low-cost, efficient providers. The Company believes that its strategy of administering programs on the premises of host facilities positions it well for the changing reimbursement environment.

      Various Federal and state laws regulate the relationship between providers of healthcare services and physicians. These laws include the "fraud and abuse" provisions of the Social Security Act, under which civil and criminal penalties can be imposed upon persons who pay or receive remuneration in return for referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. The Company does not believe its business arrangements are out of compliance with these provisions. The provisions are broadly written and the full extent of their application is not currently known. The Inspector General of the Department of Health and Human Services has issued "safe harbor" regulations specifying certain forms of relationships that will not be deemed violations of these provisions. The Company believes that its business arrangements are in compliance with any definitive regulations.

      In recognition of the importance of achieving and maintaining regulatory compliance, the Company has established a Corporate Compliance Program ("Program") to establish general standards of conduct and procedures that promote compliance with business ethics, regulations, law and accreditation standards. In its design, the Company has established compliance standards and procedures to be followed by its employees and other agents that are reasonably capable of reducing the prospect of criminal conduct, and has designed systems for reporting and auditing of potentially criminal acts. A key element of the Program is the ongoing communication and training of employees and agents such that it becomes a part of the day to day business operations. A compliance committee consisting of representatives of both designated members of Company management and the Company's Board of Directors has been established to oversee implementation and ongoing operations of the Program, to enforce the Program through appropriate disciplinary mechanisms, and to ensure that all reasonable steps are taken to respond to an offense and to prevent further similar offenses. The Company is not aware of the existence of any current activities on the part of any of its employees that would not be materially in compliance with this Program and has undertaken the Program in an effort to enhance the prospects of continued compliance.


Employees

      As of December 31, 1998, the Company had approximately 7,500 employees. The physicians who are the medical directors of the contract units are independent contractors and not employees of the Company. Nurses and therapists in the staffing division may be on either the Company's or client's payroll. None of the Company's employees are subject to a collective bargaining agreement. Management considers the relationship with its employees to be good.


ITEM 2.      PROPERTIES

      The Company currently leases 26,000 square feet of executive office space in Clayton, Missouri, under a lease that expires in the year 2008, assuming all options to renew are exercised. In addition to the monthly rental cost, the Company is also responsible for specified increases in operating costs. HSSI leases 32,000 square feet of executive office space in Lowell, Massachusetts, under a lease that expires in the year 2002, assuming all options to renew are exercised, plus leases various properties throughout the country used as temporary housing for traveling therapists and nurses. StarMed leases 9,000 square feet of executive office space in Clearwater, Florida, under a lease that expires in 2002, plus leases various office space for its per diem staffing businesses throughout the country.


ITEM 3.      LEGAL PROCEEDINGS

      Not applicable.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.
                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

      Information concerning the Common Stock of the Registrant is included on page 40 in this Annual Report of the Registrant for the year ended December 31, 1998.


ITEM 6.      SELECTED FINANCIAL DATA

      Six-Year Financial Summary is included on page 40 in this Annual Report of the Registrant for the year ended December 31, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

      The Company changed its fiscal year end from the last day of February to December 31, effective as of December 31, 1996. The change resulted in a short period of ten months that began March 1, 1996, and ended December 31, 1996.

      The growth in the Company's operating revenues and net earnings during 1998 was the result of an increase in the number of acute, subacute and outpatient programs, and growth from acquisitions. The 1998 results reflect an increase in the average number of inpatient units from 110 to 128, an increase in the average number of outpatient units managed by the Company from 18 to 26, an increase in contract therapy locations from 44 to 67, and increased nursing weeks worked due to the acquisition of StarMed. The growth for 1997 was primarily attributable to an increase in acute and subacute units plus increased therapy weeks worked at HSSI. The growth for 1996 reflects the increase in the number of subacute units and results from the acquisition of HSSI.

      In the normal course of business, new units are opened and some existing units are closed each year. During the first year of operation, a new acute rehabilitation unit will typically be subject to limitations in reimbursement from Medicare considerably below the hospital's operating cost. As a consequence, during this period the Company agrees with the client hospital to bear certain costs on the hospital's behalf and to waive a portion of its fees until the unit qualifies for an exemption from Medicare limitations. The Company assists the hospital in qualifying the unit for the exemption and in minimizing the unreimbursed costs during this non-exempt period. The Company's average operating losses during the qualifying period can range to as high as $150,000 to $200,000 per unit. If the Company does not obtain an exemption for the unit, the contract may be terminated and, in the event of termination, losses would generally not be recoverable. Upon completion of the qualifying year and obtaining the exemption, the hospital is eligible to recover all of its costs related to the operation of the unit, including the Company's fees under the management contract. Once a unit becomes exempt, the unit experiences accelerated growth in operating revenues and profitability as the patient population is expanded in response to the more favorable reimbursement terms.

      Subacute units and outpatient programs are not subject to the same limitations in reimbursement from Medicare as acute rehabilitation units and, therefore, should result in significantly reduced start-up losses per unit. In 1997, Congress enacted changes to the Medicare regulations calling for the implementation of SNU-PPS that is being phased in commencing in July 1998. As of January 1, 1999, substantially all of the Company's managed skilled nursing units were wholly under SNU-PPS.

      In March 1996 the Company acquired HSSI. The aggregate purchase price of $21,450,000 paid at closing included $13,258,000 in cash, a $6,000,000 ten-year convertible subordinated promissory note and 185,295 shares of the Company's common stock. Additional consideration will be paid to the former HSSI stockholders contingent upon the attainment of certain target cumulative earnings before interest and income taxes up to a maximum of $8,800,000 in additional consideration over six years. In 1998 and 1997, $2,104,000 and $1,000,000, respectively, of additional consideration was paid to the former owners of HSSI.

      On January 28, 1997, the Company acquired TeamRehab, Inc. and Moore Rehabilitation Services, Inc. ("Team and Moore"), a provider of contract therapy. On June 12, 1997, the Company acquired Rehab Unlimited, Inc. and the assets of Cimarron Health Care, Inc. and merged them into Team and Moore. The aggregate purchase prices for these acquisitions paid at closing was $6,950,000, consisting of $4,275,000 in cash, $1,825,000 in subordinated promissory notes and 54,151 shares of the Company's common stock. Additional consideration will be paid to the former Team and Moore stockholders contingent upon the attainment of certain target cumulative earnings before interest and income taxes, up to a maximum of $2,400,000 in additional consideration over four years. In 1998, $301,000 of contingent consideration was paid to the former owners of Team and Moore.

      On January 31, 1997, the Company made a tender offer to purchase up to 1,387,500 shares of its common stock at a single purchase price, not less than $13.33 nor in excess of $15.00 per share. The actual purchase price was determined based on the lowest single purchase price at which stockholders tendered shares that was sufficient to purchase 1,387,500 shares. As of February 28, 1997, the closing date, shares totaling greater than 1,387,500 were tendered, resulting in the Company's repurchase on March 12, 1997, of a total of 1,499,932 shares at the single per share price of $15.00 per share. The repurchase was financed by an increase in the bank term loan and revolving credit facility.

      On July 31, 1998, the Company acquired RCSA for consideration consisting of cash and stock. On August 17, 1998, the Company acquired StarMed and certain related entities for cash from Medical Resources, Inc. On September 9, 1998, the Company acquired Therapeutic Systems for consideration consisting of cash, stock and notes. The aggregate purchase prices for these acquisitions paid at closing was $41,150,000, consisting of $37,950,000 in cash, 130,426 shares of stock and $1,000,000 in subordinated notes. An additional $2,000,000 in cash consideration in the purchase of StarMed has been deferred until certain contingencies expire and is secured by a bank letter of credit held by a third-party escrow agent. Additional consideration may be paid to the former stockholders of RCSA, contingent upon the retention of clients and Therapeutic Systems, contingent upon the attainment of certain financial goals over the next three years, of up to $4,950,000. The cash purchase prices were funded through borrowings made available by an increase in the Company's bank credit facility to $90,000,000.

The acquisitions have been accounted for by the purchase method of accounting, whereby their operating results are included in the Company's results of operations commencing on the respective dates of acquisition.


RESULTS OF OPERATIONS

      The following table sets forth for 1998, 1997 and the ten months ended December 31, 1996, the percentage that certain items in the consolidated statements of earnings bear to operating revenues:

                                                                                              Ten Months Ended
                                                                 Year Ended December 31,        December 31,
------------------------------------------------- ------------------------------------------ -----------------
                                                               1998                  1997            1996
------------------------------------------------- ----------------------- ------------------ -----------------
Operating revenues                                             100.0%                100.0%          100.0%
Costs and expenses:
    Operating expenses                                           69.5                 68.9            71.1
    General and administrative                                   17.3                 17.0            16.1
    Depreciation and amortization                                 1.9                  2.3             2.6
Operating earnings                                               11.3                 11.8            10.2
Gain on sale of marketable securities                              .7                   .9              --
Other expense, net                                               (1.4)                (1.6)           (1.0)
Earnings before income taxes and cumulative
      effect of change in accounting principle                   10.6                 11.1             9.2
Income taxes                                                      4.3                  4.5             3.7
Earnings before cumulative effect of change in
      accounting principle                                        6.3                  6.6             5.5
Cumulative effect of change in accounting for
      start-up costs, net of tax                                 (0.4)                  --              --
Net earnings                                                      5.9%                 6.6%            5.5%
======================================================   ============= =====================  ===================

Twelve Months Ended December 31, 1998 Compared to Twelve Months Ended December 31, 1997

      Operating revenues in 1998 increased by $46,636,000, or 29.0%, to $207,416,000 as compared to 1997. Acquisitions accounted for 89.2% of the net increase. Inpatient unit revenue increased by $14,225,000. A 16.2% increase in the average number of inpatient units from 110.3 to 128.2 units, and an increase in the average daily billable census per inpatient unit of 6.1% from 13.2 to 14.0, generated a 23.3% increase in billable patient days to 656,363 and a 14.6% increase in revenue from inpatient units. The increase in billable census per unit for inpatient units is primarily attributable to a 10.4% increase in admissions per unit, offset by a 3.8% decline in average billable length of stay. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational in 1998, which carry a shorter length of stay than acute rehabilitation units. The increase in billable patient days was offset by a 7.1% decrease in average per diem billing rates, reflecting a greater mix of subacute units which carry lower average per diem rates than acute units and lower per diem billing rates for subacute units subject to the BBA. Outpatient revenue increased 74.8% to $16,484,000, reflecting $1,164,000 from the July 1998 acquisition of RCSA, plus an increase in the average number of outpatient clinics managed from 17.9 to 26.1 and an increase in units of service per clinic. Contract therapy revenue increased 66.6% to $13,921,000, reflecting $2,621,000 from the acquisitions of Team and Moore and Rehab Unlimited, and

$3,935,000 from the acquisition of Therapeutic Systems in September 1998. Staffing revenue increased 43.5% to $66,597,000, reflecting the addition of $34,293,000 in nurse staffing revenue achieved through the August 1998 acquisition of StarMed, offset by an approximate $14,900,000 decrease in therapy staffing revenues. Demand for therapists has declined significantly as a result of the implementation of SNU-PPS.

      Operating expenses for the twelve month periods compared increased by $33,461,000, or 30.2%, to $144,187,000. Acquisitions accounted for 88% of the net increase. The remaining increase was attributable to the increase in patient days and units of services, offset by decreased therapy staffing costs.

      The excess of operating expenses over operating revenues associated with non-exempt units decreased from $778,000 to $637,000, on a decrease in the average number of non-exempt units from 7.7 to 3.2. The per unit average excess of operating expenses over operating revenues increased from $102,000 to $199,000 reflecting a greater percentage of units where the Company is obligated to provide therapy staff. The average excess of operating expenses over operating revenues for units during their non-exempt year can range to as high as $150,000 to $200,000.

      General and administrative expenses increased $8,638,000, or 31.6%, to $35,932,000, reflecting increases in corporate office expenses as well as administration, business development, operations and professional services in support of the increase in units, plus the addition of general and administrative expenses of companies acquired.

      Depreciation and amortization increased $186,000 reflecting amortization of goodwill from acquisitions, offset by the elimination of amortization of start-up costs in 1998.

      Interest expense increased $622,000 reflecting interest on additional debt issued in the acquisitions of StarMed and Therapeutic Systems. Gain on sale of marketable securities reflects the sale of the Company's investment in Intensiva HealthCare Corporation, approximately 50% of which was sold in the first quarter of 1997, and the remaining 50% sold in the fourth quarter of 1998.

      Earnings before income taxes and cumulative effect of change in accounting principle increased by $3,993,000, or 22.3%, to $21,875,000. The provision for income taxes for 1998 was $8,901,000 compared to $7,267,000 in 1997, reflecting effective income tax rates of 40.7% and 40.6%, respectively. Earnings before cumulative effect of change in accounting principle increased by $2,359,000, or 22.2%, to $12,974,000. The cumulative effect of change in accounting principle of $776,000 represents the after-tax charge related to the adoption, effective January 1, 1998, of Statement of Position No. 98-5 Reporting on the Costs of Start-up Activities. Net earnings increased by $1,583,000, or 14.9%, to $12,198,000. Diluted earnings per share increased 16.3% to $1.71 from $1.47 on a 1.8% decrease in the weighted-average shares and assumed conversions outstanding. The gains on sale of marketable securities represented $.12 of the earnings per share in both 1998 and 1997. The cumulative effect of change in accounting principle reduced earnings per share by $.11 in 1998 with no comparable  reduction  in 1997.  Excluding  the  gains  on  sales of  marketable securities and the cumulative effect of the change in accounting principle, diluted earnings per share increased 25.9% from $1.35 in 1997 to $1.70 in 1998. The decrease in shares outstanding is attributable primarily to shares repurchased and a decrease in the dilutive effect of stock options resulting from a decrease in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options, offset by stock option exercises and shares issued in the acquisitions of RCSA and Therapeutic Systems.

Twelve Months Ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996

      Management believes that a comparison of the twelve months ended December 31, 1997 to the ten months ended December 31, 1996 is not meaningful because of the difference in length of reporting periods. Therefore, this discussion and analysis of results of operations includes a comparison of the audited twelve-month period ended December 31, 1997, to the unaudited twelve-month period ended December 31, 1996.

      Operating revenues in 1997 increased by $40,924,000, or 34.1%, to $160,780,000 as compared to the same period in 1996. Acquisitions accounted for 35.0% of the net increase. A 20.8% increase in the average number of inpatient units from 91.3 to 110.3 units, and an increase in the average daily billable census per inpatient unit of 3.1% from 12.8 to 13.2, generated a 24.6% increase in billable patient days to 532,195. The increase in billable census per unit for inpatient units is primarily attributable to a 9.0% increase in admissions per unit, offset by a 5.4% decline in average billable length of stay. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute units operational in 1997, which carry a shorter length of stay than acute rehabilitation units. The increase in billable patient days was offset by a 3.7% decrease in average per diem billing rates, reflecting a greater mix of subacute units which carry lower average per diem rates than acute units. The $16,279,000 increase in inpatient unit revenue was offset by a 9.8% decrease in outpatient revenue to $9,429,000, primarily reflecting the loss of two units. Revenues of HSSI increased $17,544,000 primarily as a result of an increase in weeks worked plus revenue from HSSI's new per diem staffing division.

      Operating expenses for the twelve-month periods compared increased by $25,305,000, or 29.6%, to $110,726,000. Acquisitions accounted for 34.2% of the net increase. The remaining increase was attributable to the increase in patient days and increased placements at HSSI.

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

      General and administrative expenses increased $8,725,000, or 47.0%, to $27,294,000, reflecting increases in professional services, business development, general office and operations compared to the previous year, plus the addition of general and administrative expenses of companies acquired.

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

      Earnings before income taxes increased by $6,192,000, or 53.0%, to $17,882,000. The provision for income taxes for the twelve-month periods compared was $7,267,000 compared to $4,698,000, reflecting effective income tax rates of 40.6% and 40.2% for the respective periods. Net earnings increased by $3,623,000, or 51.8%, to $10,615,000. Diluted earnings per share increased 58.1% to $1.47 from $.93 on a 4.4% decrease in the weighted-average shares outstanding. The gain on sale of marketable securities represented $.12 of the earnings per share in 1997. Excluding the gain, diluted earnings per share increased 45% to $1.35. The decrease in shares outstanding is attributable to the repurchase of shares of the Company's common stock offset by an increase in the dilutive effect of outstanding stock options.


LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1998, the Company had $8,683,000 in cash and current marketable securities and a current ratio of 1.5:1. Working capital as of December 31, 1998, increased from December 31, 1997, by $7,813,000, reflecting working capital from the acquisitions of StarMed and Therapeutic Systems and working capital generated by operations.

      Net accounts receivable were $46,349,000 at December 31, 1998 compared to $24,147,000 at December 31, 1997. The number of days average net revenues in net receivable was 63.8 days and 52.0 days as of December 31, 1998 and December 31, 1997, respectively. The increase is primarily the result of acquisitions of businesses that traditionally carry longer payment terms from clients.

      During the year ended December 31, 1998, the Company incurred capital expenditures of $2,103,000 as compared to $1,372,000 for the twelve months ended December 31, 1997. At December 31, 1998, the Company had no material commitments for capital expenditures.

      In connection with the development and implementation of additional units, the Company may incur capital expenditures for equipment and deferred costs arising from payments made to hospitals for a portion of capital improvements needed to begin a unit's operation. For the twelve months ended December 31, 1998, the Company made deferred cost payments to four client hospitals totaling $450,000 for capital improvements, while for the twelve months ended December 31, 1997, payments were made to four client hospitals totaling $368,000. At December 31, 1998, the Company had 8 commitments totaling $1,084,000 to make additional capital improvement payments to client hospitals.

      The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a combination of internal sources and outside financing. As part of the acquisitions of RCSA, StarMed and Therapeutic Systems, the Company's bank term loan and revolving credit facility were restructured. Under the terms of the restructured loan agreement, the Company entered into a five-year bank term loan with a commitment of up to $60,000,000. The amount that may be borrowed under the revolving credit facility was increased to the lesser of $30,000,000 or 85% of eligible accounts receivable, reduced by amounts outstanding under the Company's bank letter of credit. As of December 31, 1998, the Company's borrowings under the term loan and revolving credit facility totaled $57,364,000 and $0, respectively, and a letter of credit was outstanding in the amount of $2,000,000.

      On January 10, 1997, the Company sold 165,000 shares of its investment in Intensiva HealthCare Corporation in a market transaction for $1,485,000. The remaining 161,287 shares were sold on December 18, 1998 for $1,552,000.

      On March 12, 1997, the Company repurchased 1,499,932 shares of its common stock. To finance the repurchase, the Company issued $45 million in senior secured debt, which was restructured in 1998 as described above.


YEAR 2000

         The Company is subject to risks associated with "Year 2000" compliance, a term which refers to the ability of various data processing hardware and software systems to interpret dates correctly after the beginning of January 1, 2000.

         The Company has developed and presented to the Board of Directors its action plan for Year 2000 compliance. The major phases of the action plan are awareness, assessment, renovation, validation and implementation.

         The  awareness  phase included a communication  of Year 2000 compliance
issues  and  the  potential   ramifications  to  the  Company,   education  and
identification of key systems. The assessment phase included the inventorying of systems that may be impacted by Year 2000 issues.

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

         The Company is also completing an assessment of Year 2000 risks relating to its lines of business separate from its dependence on data processing. The assessment includes corresponding with customers to ascertain their overall preparedness regarding Year 2000 risks. The plan also provides for the identification and communication with significant non-data processing third-party vendors regarding their preparedness for Year 2000 risks. It is not possible to quantify the overall potential adverse effects to the Company resulting from these customers' or non-data vendors' failure to adequately prepare for Year 2000 compliance. The failure of a customer to prepare adequately for Year 2000 could have a significant adverse effect on such customer's operations and profitability, which, in turn, could inhibit its ability to pay for the Company's services in accordance with their terms. Failure of a non-data vendor to prepare adequately for Year 2000 could have a significant adverse effect on the vendor's operations, which, in turn, could inhibit the vendor's ability to deliver purchased goods and services to the Company in a timely manner. The Company also recognizes the importance of Year 2000 compliance by customers, payment sources, and vendors to the Company's customers and vendors. The Company must necessarily rely upon the compliance programs of these third parties.

         The Company does not expect that the cost of the Year 2000 compliance will be material to its business, financial condition, or results of operations, nor does management anticipate any material disruption in operations as the result of any failure by the Company or its subsidiaries. While the Company is making a substantial effort to become Year 2000 compliant, there is no assurance the failure to adequately address all issues relating to the Year 2000 issue would not have a material adverse effect on its financial condition or results of operations.


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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA











                          Independent Auditors' Report

The Board of Directors
RehabCare Group, Inc.:

We have audited the accompanying consolidated balance sheets of RehabCare Group, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, cash flows and comprehensive earnings for the years ended December 31, 1998 and 1997 and for the ten months ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RehabCare Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and for the ten months ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for start-up costs.







St. Louis, Missouri
February 5, 1999

                              REHABCARE GROUP, INC.

                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)
                                                                                                      December 31,
                                                Assets                                           1998             1997
                                                ------                                           ----             ----
Current assets:
     Cash and cash equivalents                                                                $  5,666           1,975
     Marketable securities, available-for-sale                                                   3,017           4,664
     Accounts receivable, net of allowance for doubtful accounts
         of $3,404 and $1,338, respectively                                                     46,349          24,147
     Deferred tax assets                                                                         3,382           1,773
     Prepaid expenses and other current assets                                                     938             720
                                                                                               -------          ------
                            Total current assets                                                59,352          33,279
                                                                                               -------          ------
Marketable securities, trading, noncurrent                                                       1,240           1,812
                                                                                               -------          ------
Equipment and leasehold improvements, net                                                        4,537           3,342
                                                                                               -------          ------
Other assets:
     Excess of cost over net assets acquired, net                                               86,285          52,949
     Deferred contract costs, net                                                                1,184           1,138
     Investments in nonconsolidated subsidiaries                                                 1,648           1,159
     Deferred tax assets                                                                           --              181
     Other                                                                                       2,624           3,381
                                                                                               -------          ------
                            Total other assets                                                  91,741          58,808
                                                                                               -------          ------
                                                                                              $156,870          97,241
                                                                                               =======          ======
                                 Liabilities and Stockholders' Equity
                                 ------------------------------------
Current liabilities:
     Current portion of long-term debt                                                        $ 11,926           4,520
     Accounts payable                                                                            2,179           1,700
     Accrued salaries and wages                                                                 14,049           9,925
     Accrued expenses                                                                            8,601           3,570
     Income taxes payable                                                                        1,991             771
                                                                                               -------          ------
                            Total current liabilities                                           38,746          20,486
                                                                                               -------          ------
Deferred compensation and other long-term liabilities                                            3,084           2,501
                                                                                               -------          ------
Deferred tax liabilities                                                                           955              --
                                                                                               -------          ------
Long-term debt, less current portion                                                            53,929          34,494
                                                                                               -------          ------
Stockholders' equity:
     Preferred stock, $.10 par value; authorized 10,000,000 shares,
         none issued and outstanding                                                                --              --
     Common stock, $.01 par value; authorized 20,000,000 shares, issued 7,657,391 shares and 7,152,191 shares as of
         December 31, 1998 and 1997, respectively                                                   77              72
     Additional paid-in capital                                                                 30,654          23,972
     Retained earnings                                                                          47,390          35,192
     Less common stock held in treasury at cost, 1,166,234 shares and
           1,311,307 shares as of December 31, 1998 and 1997, respectively                     (17,975)        (20,212)
     Accumulated other comprehensive earnings                                                       10             736
                                                                                               -------          ------
                            Total stockholders' equity                                          60,156          39,760
                                                                                               -------          ------
                                                                                              $156,870          97,241
                                                                                               =======          ======

See accompanying notes to consolidated financial statements.



                              REHABCARE GROUP, INC.

                       Consolidated Statements of Earnings
                  (dollars in thousands, except per share data)



                                                                                                                    Ten Months Ended
                                                                                           Year Ended December 31,      December 31,
                                                                                            1998              1997          1996
 Operating revenues                                                                     $ 207,416            160,780       104,611
 Costs and expenses:
     Operating expenses                                                                   144,187            110,726        74,326
     General and administrative                                                            35,932             27,294        16,844
     Depreciation and amortization                                                          3,966              3,780         2,743
                                                                                          -------            -------       -------
            Total costs and expenses                                                      184,085            141,800        93,913
                                                                                          -------            -------       -------
            Operating earnings                                                             23,331             18,980        10,698
 Interest income                                                                              258                186           152
 Interest expense                                                                          (3,381)            (2,759)       (1,211)
 Gain on sale of marketable securities                                                      1,516              1,448            --
 Other income, net                                                                            151                 27            15
                                                                                          -------            -------       -------
            Earnings before income taxes and cumulative
                effect of change in accounting principle                                   21,875             17,882         9,654
 Income taxes                                                                               8,901              7,267         3,886
            Earnings before cumulative effect of                                          -------            -------       -------
                change in accounting principle                                             12,974             10,615         5,768
 Cumulative effect of change in accounting for start-up costs,
            net of tax                                                                       (776)                --            --
                                                                                          -------            -------       -------
            Net earnings                                                                $  12,198             10,615         5,768
                                                                                          =======            =======       =======

 Net earnings per common share:
     Basic
            Earnings before cumulative effect of change in
                accounting principle                                                    $    2.10               1.77           .82
            Cumulative effect of change in accounting for
                start-up costs                                                               (.13)                --            --
                                                                                          -------            -------       -------
            Net earnings                                                                $    1.97               1.77           .82
                                                                                          =======            =======       =======
     Diluted
            Earnings before cumulative effect of change in
                accounting principle                                                    $    1.82               1.47           .76
            Cumulative effect of change in accounting for
                start-up costs                                                               (.11)                --            --
                                                                                          -------            -------       -------
            Net earnings                                                                $    1.71               1.47           .76
                                                                                          =======            =======       =======

 See accompanying notes to consolidated financial statements.


                              REHABCARE GROUP, INC.

                 Consolidated Statements of Stockholders' Equity
                             (amounts in thousands)

                                               Common Stock                                     Accumulated
                                         ------------------------- Additional                  other compre-   Total
                                         Issued  Treasury           paid-in   Retained  Treasury  hensive   stockholders'
                                         shares   stock    Amount   capital   earnings   stock    earnings     equity
                                         ------  --------  ------  ---------- --------  -------- ---------- ------------
 Balance, February 29, 1996              6,777      --     $ 67     20,021      18,809       --       --        38,897

 Net earnings                               --      --       --         --       5,768       --       --         5,768
 Issuance of common stock
        in connection with acquisition     185      --        2      2,190          --       --       --         2,192
 Exercise of stock options (including
        tax benefit)                        78      --        1        582          --       --       --           583
 Unrealized gain on marketable
        securities, net of tax              --      --       --         --          --       --    2,230         2,230
                                         -----   -----      ---     ------      ------   ------    -----        ------
 Balance, December 31, 1996              7,040      --       70     22,793      24,577       --    2,230        49,670

 Net earnings                               --      --       --         --      10,615       --       --        10,615
 Purchase of treasury stock                 --   1,500       --         --          --  (23,131)      --       (23,131)
 Issuance of common stock
        in connection with acquisitions     38     (41)       1        639          --      644       --         1,284
 Exercise of stock options (including
        tax benefit)                        74    (148)       1        540          --    2,275       --         2,816
 Change in unrealized gain on
        marketable securities, net of tax   --      --       --         --          --       --   (1,494)       (1,494)
                                         -----   -----      ---     ------      ------   ------    -----        ------
 Balance, December 31, 1997              7,152   1,311       72     23,972      35,192  (20,212)     736        39,760

 Net earnings                               --      --       --         --      12,198       --       --        12,198
 Issuance of common stock
        in connection with acquisitions    130      --        1      2,199          --       --       --         2,200
 Exercise of stock options (including
        tax benefit)                       375    (145)       4      4,483          --    2,237       --         6,724
 Change in unrealized gain on
        marketable securities, net of tax   --      --       --         --          --       --     (726)         (726)
                                         -----   -----      ---     ------      ------   ------    -----        ------
 Balance, December 31, 1998              7,657   1,166     $ 77     30,654      47,390  (17,975)      10        60,156
                                         =====   =====      ===     ======      ======   ======    =====        ======

 See accompanying notes to consolidated financial statements.


                              REHABCARE GROUP, INC.

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                                                                                             Ten Months Ended
                                                                                  Year Ended December 31,        December 31,
                                                                                   1998            1997             1996
                                                                                  -----------------------    ----------------
 Cash flows from operating activities:
     Net earnings                                                                $ 12,198          10,615           5,768
     Adjustments to reconcile net earnings to net cash provided by operating activities:
              Cumulative effect of change in accounting
                  for start-up costs                                                  776              --              --
              Depreciation and amortization                                         3,966           3,780           2,743
              Provision for losses on accounts receivable                           1,093             717             549
              Equity in earnings of affiliate                                        (107)            (20)             --
              Gain on sale of marketable securities                                (1,516)         (1,448)             --
              Increase (decrease) in deferred compensation                           (598)            545             586
              Increase in accounts receivable, net                                 (6,666)         (7,755)         (4,586)
              Decrease (increase) in prepaid expenses and other current assets         43            (155)            259
              Decrease in other assets                                                161              15             122
              Increase (decrease) in accounts payable and accrued expenses          1,059           1,759          (1,915)
              Increase in accrued salaries and wages                                1,990           2,386           1,390
              Increase (decrease) in income taxes payable and deferred              1,156            (622)           (498)
                                                                                 --------          ------         -------
                      Net cash provided by operating activities                    13,555           9,817           4,418
                                                                                 --------          ------         -------

 Cash flows from investing activities:
     Additions to equipment and leasehold improvements, net                        (1,868)         (1,343)           (732)
     Purchase of marketable securities                                             (1,838)         (1,473)         (1,128)
     Proceeds from sale/maturities of marketable securities                         4,363           2,080           1,815
     Cash paid in acquisition of businesses, net of cash received                 (42,449)         (6,629)        (19,258)
     Investment in joint venture                                                     (382)           (630)             --
     Deferred contract costs, net                                                    (450)           (368)           (160)
     Other, net                                                                      (805)         (1,483)         (1,282)
                                                                                 --------          ------         -------
                      Net cash used in investing activities                       (43,429)         (9,846)        (20,745)
                                                                                 --------          ------         -------

 Cash flows from financing activities:
     Proceeds from (payments on) revolving credit facility                            --             (500)          2,000
     Payments on long-term debt                                                   (10,559)         (3,603)         (2,408)
     Proceeds from issuance of long-term debt                                      36,400          23,500           4,750
     Proceeds from issuance of notes payable                                        1,000           2,150           6,000
     Purchase of treasury stock                                                       --          (23,131)             --
     Exercise of stock options (including tax benefit)                              6,724           2,816             583
                                                                                 --------          ------         -------
                      Net cash provided by financing activities                    33,565           1,232          10,925
                                                                                 --------          ------         -------
                      Net increase (decrease) in cash and cash
                                equivalents                                         3,691           1,203          (5,402)
 Cash and cash equivalents at beginning of period                                   1,975             772           6,174
                                                                                 --------          ------         -------
 Cash and cash equivalents at end of period                                      $  5,666           1,975             772
                                                                                 ========          ======         =======

 See accompanying notes to consolidated financial statements.



                              REHABCARE GROUP, INC.

                Consolidated Statements of Comprehensive Earnings
                             (Amounts in thousands)


                                                                                                      Ten Months Ended
                                                                             Year Ended December 31,     December 31,
                                                                              1998           1997           1996
                                                                              ----           ----           ----
 Net earnings                                                               $  12,198       10,615         5,768
 Other comprehensive earnings, net of tax--
     Unrealized gains (losses) on securities:
          Unrealized holding gains (losses)
               arising during period                                              184         (625)        2,230
          Less: reclassification adjustment for
               realized gains included in net earnings                           (910)        (869)           --
                                                                               ------       ------        ------
 Comprehensive earnings                                                     $  11,472        9,121         7,998
                                                                               ======       ======        ======
 See accompanying notes to consolidated financial statements.

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


(1)   Summary of Significant Accounting Policies

      (a)    Principles of Consolidation
             The consolidated  financial statements  include the accounts of the parent company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has an investment which is accounted for using the equity method and records its share of the net earnings (losses) of this entity in consolidated net income.

      (b)    Change in Fiscal Year
             The Company changed  its  fiscal  year  end  from  the  last day of
                February to December 31, effective as of December 31, 1996. The change resulted in a short fiscal period of ten months that began March 1, 1996, and ended December 31, 1996. Information included in the footnotes to the financial statements for 1996 refers to the ten months ended December 31, 1996.

      (c)    Accounting Change
             The Company adopted the  provisions  of  Statement  of Position No.
                98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities on January 1, 1998, which requires that costs of start-up activities be expensed as incurred. Start-up activities are defined in SOP 98-5 as those one-time activities related to opening a new facility, introducing a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility or commencing a new operation. Previously, the Company capitalized these costs and amortized them over the term of the contract. The change resulted in a cumulative after-tax charge of $776,000, $.11 per diluted share, recorded in the quarter ended March 31, 1998.

      (d)    Cash Equivalents and Marketable Securities
             Cash in excess of daily  requirements  is  invested  in  short-term investments with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

                The Company classifies its debt and equity securities into one of three categories: held-to- maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Investments at December 31, 1998 consist of marketable equity securities, variable rate municipal bonds and money market securities. All marketable securities included in current assets are classified as available-for-sale and as such, the difference between cost and market, net of estimated taxes, is recorded as other comprehensive earnings. Gain (or loss) on such securities is not recognized in the consolidated statement of earnings until the securities are sold. All marketable securities in non-current assets are classified as trading.

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

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


      (f)    Equipment and Leasehold Improvements
             Depreciation   and   amortization   of  equipment   and   leasehold
                improvements are computed on the straight-line method over the estimated useful lives of the related assets, principally: equipment - five to seven years and leasehold improvements - life of lease or life of asset, whichever is less.

      (g)    Intangible Assets
             Substantially  all the  excess  of cost  over net  assets  acquired
                (goodwill) relates to acquisitions and is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill was $7,483,773 and $5,206,000 as of December 31, 1998
                and 1997, respectively. The Company evaluates the realizability of goodwill based upon expectations of undiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1998.

      (h)    Deferred Contract Costs
             Deferred contract costs represent  payments made to hospitals for a portion of capital improvements needed to begin a unit's operation. The Company is entitled to a pro rata refund of deferred capital improvement costs in the event that the hospital terminates the contract before its scheduled termination date. Deferred contract costs are charged to expense over the initial term of the contracts. Accumulated amortization of deferred contract costs was $391,000 and $1,138,000 as of December 31, 1998 and 1997, respectively.

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

      (j)    Revenues and Costs
             The Company recognizes  revenues as services  are  provided or when
                the  revenue  is  earned.   Costs   related  to  marketing   and
                development of new contracts are expensed as incurred.

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

      (m)    Comprehensive Earnings
             On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires reporting of comprehensive income (earnings) and its components, in the statement of

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


                earnings and statement of stockholders' equity, including net earnings as a component. Comprehensive earnings is the change in equity of a business from transactions and other events and circumstances from non-owner sources.

      (n)    Segment Disclosures
             The Company has  adopted  the  provisions  of SFAS No.  131  ("SFAS
                131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

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

      (q)    Derivatives
             In June 1998, the Financial  Accounting Standards Board issued SFAS
                No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133.

(2)   Acquisitions
      On July 31,  1998,  the Company  acquired  Rehabilitative  Care Systems of
         America, Inc. ("RCSA"), a provider of program outpatient therapy, for consideration consisting of cash and stock. On August 17, 1998, the Company acquired StarMed Staffing, Inc. ("StarMed"), a provider of nurse staffing, and certain related entities for cash from Medical Resources, Inc. On September 9, 1998, the Company acquired Therapeutic Systems, Ltd. ("Therapeutic Systems"), a provider of contract therapy, for consideration consisting of cash, stock and notes. The aggregate purchase prices for these acquisitions paid at closing was $41,150,000, consisting of $37,950,000 in cash, 130,426 shares of stock and $1,000,000 in subordinated notes. An additional $2,000,000 in cash consideration in the purchase of StarMed has been deferred until certain contingencies expire and is secured by a bank letter of credit held by a third-party escrow agent. Additional consideration may be paid to the former stockholders of RCSA, contingent upon the retention of clients, and Therapeutic Systems, contingent upon the attainment of certain financial goals over the next three years, of up to $4,950,000. The cash purchase price was funded through borrowings made available by an increase in the Company's bank credit facility to $90,000,000. See note 6. Goodwill of approximately $33,000,000 related to the acquisitions is being amortized over 40 years.

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


      The following unaudited pro forma financial information assumes the acquisitions occurred as of January 1, 1997. This information is not necessarily indicative of results of operations that would have occurred had the purchases actually been made at the beginning of the periods presented.


                                                                   Year Ended December 31,
                                                                    1998            1997
                                                                   -----------------------
 Operating revenues                                          $   264,635,000     229,669,000
 Net earnings                                                     13,727,000      12,355,000
 Net earnings per common and common
      equivalent share:
         Basic                                               $          2.19            2.02
         Diluted                                             $          1.90            1.68


      On August 15, 1997, the Company  acquired a 40% interest in Allied Therapy
         Services, L.L.C. ("Allied") for $630,000 in cash and notes. The joint venture provides physical, occupational and speech therapy services to nursing homes, other long-term care facilities, outpatient clinics, school systems and home health agencies. The Company accounts for its investment using the equity method.

      On January  28,  1997,  the Company  acquired  TeamRehab,  Inc.  and Moore
         Rehabilitation Services, Inc. ("Team and Moore"), a provider of contract therapy. On June 12, 1997, the Company acquired Rehab Unlimited, Inc. and the assets of Cimarron Health Care, Inc. and merged them into Team and Moore. The aggregate purchase prices for these acquisitions paid at closing was $6,950,000, consisting of $4,275,000 in cash, $1,825,000 in subordinated promissory notes and 54,151 shares of the Company's common stock. Additional consideration will be paid to the former Team and Moore stockholders contingent upon the attainment of certain target cumulative earnings before interest and income taxes, up to a maximum of $2,400,000 in additional consideration over four years. In 1998, $301,000 of contingent consideration was paid to the former owners of Team and Moore. Goodwill related to the acquisitions totaling $6,254,000 is being amortized over 40 years.

      On March 1, 1996, the Company acquired Healthcare Staffing Solutions, Inc.
         ("HSSI"), a provider of therapy staffing. The aggregate purchase price of $21,450,000 paid at closing included $13,258,000 in cash, a $6,000,000 ten-year convertible subordinated promissory note and 185,295 shares of the Company's common stock. Of the $13,258,000 of cash paid, $8,750,000 was borrowed under the Company's term loan and revolving credit facility. Additional consideration will be paid to the former HSSI stockholders contingent upon the attainment of certain target cumulative earnings before interest and income taxes up to a maximum of $8,800,000 in additional consideration over six years. In 1998 and 1997, $2,104,000 and $1,000,000, respectively of contingent consideration was paid to the former owners of HSSI.

      The acquisitions, with the exception of Allied, have been accounted for by the purchase method of accounting, whereby their operating results are included in the Company's results of operations commencing on the respective closing dates of acquisition.

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


(3)   Marketable Securities
      Current marketable securities at December 31, 1998 consist primarily of variable rate municipal bonds. Noncurrent marketable securities consist of marketable equity securities ($840,000 and $1,469,000 at December 31, 1998 and 1997, respectively) and money market securities ($400,000 and $343,000 at December 31, 1998 and 1997, respectively) held in trust under the Company's deferred compensation plan.

(4)   Allowance for  Doubtful  Accounts
      Activity in the  allowance for doubtful accounts is as follows:

                                                                                                        Ten Months  Ended
                                                                          Year Ended December 31,          December 31,
                                                                        1998                  1997             1996
                                                                        --------------------------      -----------------
                Balance at beginning of period                      $  1,338,000          1,386,000            822,000
                Provisions for doubtful accounts                       1,093,000            717,000            549,000
                Allowance related to acquisitions                      1,720,000             30,000            387,000
                Accounts written off                                   (747,000)          (795,000)           (372,000)
                                                                       ---------          ---------          ---------
                Balance at end of period                            $  3,404,000          1,338,000          1,386,000
                                                                       =========          =========          =========


(5)   Equipment and Leasehold Improvements
      Equipment and leasehold improvements, at cost, consist of the following:

                                                                                         December 31,
                                                                                     1998          1997
                                                                                     ------------------
                Equipment                                                      $   8,227,000     5,752,000
                Leasehold improvements                                               384,000       132,000
                                                                                   ---------     ---------
                                                                                   8,611,000     5,884,000
                Less accumulated depreciation and amortization                     4,074,000     2,542,000
                                                                                   ---------     ---------
                                                                               $   4,537,000     3,342,000
                                                                                   =========     =========





                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


(6)    Long-Term Debt
       Long-term debt consists of the following:

                                                                                            December 31,
                                                                                        1998            1997
                                                                                        ----            ----
Bank Debt:
----------
Term facility - LIBOR plus 1.0% to 2.0% or Corporate Base
  Rate ("CBR"),  rate  dependent on the ratio of  indebtedness,  net of cash and marketable  securities,  to  cash flow,  maturing  October 1, 2003  (weighted-
  average rates of 6.7% and 7.2% at December 31, 1998 and 1997, respectively)       $ 57,364,000      22,750,000

Revolving credit facility-LIBOR  plus 1.0% to 2.0% or CBR, rate dependent on the ratio  of  indebtedness, net  of cash and marketable securities, to cash flow,
  maturing October 1, 2003 (weighted-average rate of 7.4% at December 31, 1997)               --       8,000,000

Subordinated Debt:
Note payable, 6.25% convertible, maturing March 1, 2006                                6,000,000       6,000,000
Note payable, 8%, maturing October 15, 1997, held in escrow as
  of December 31, 1997                                                                        --         395,000
Note payable, 8%, payable $93,750 quarterly through February 1,
  2001                                                                                   844,000       1,219,000
Note payable, 8%, payable in quarterly installments of $40,625
  commencing July 1, 1999, maturing July 1, 2001                                         322,000         325,000
Note payable, 8%, maturing August 15, 2001                                               325,000         325,000

Note payable, 8%, maturing September 9, 2002                                           1,000,000              --
                                                                                      ----------      ----------
                                                                                      65,855,000      39,014,000
Less current portion                                                                  11,926,000       4,520,000
                                                                                      ----------      ----------
Total long-term debt                                                                $ 53,929,000      34,494,000
                                                                                      ==========      ==========

      On August  17,  1998,  as  part  of the  1998  acquisitions,  the  Company restructured and increased its bank debt. Under the terms of the restructured loan agreement the Company entered into a five-year, $60,000,000 term loan and a revolving line of credit which allows the Company to borrow up to the lesser of $30,000,000 or 85% of eligible accounts receivable as defined by the agreement, reduced by amounts outstanding under bank letters of credit. The Company pays a fee on the unused portion of the commitment from .2% to .5% per annum, with such rate being dependent on the ratio of the Company's indebtedness, net of cash and marketable securities, to cash flow. Borrowings under the agreement, including the revolving credit facility, are secured primarily by the Company's accounts receivable, equipment and leasehold improvements, and future income and profits. The loan agreement requires the Company to meet certain financial covenants including maintaining minimum net worth and fixed charge coverage ratios. The loan agreement also restricts the Company's ability to pay dividends to its stockholders. As of December 31, 1998, the Company had an outstanding bank letter of credit in the amount of $2,000,000. The average outstanding borrowings under the revolving credit facility for 1998, 1997 and 1996 were $3,451,000, $7,507,000 and $3,000,000 at weighted-average interest rates of 7.0%, 7.4% and 7.5% per annum, respectively.

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

      The scheduled  principal  payments of long-term  debt at December 31, 1998 are as follows:  $11,926,000 in 1999,  $12,010,000 in 2000, $11,973,000
         in 2001,  $12,473,000  in  2002,  $11,473,000  in 2003 and  $6,000,000,
         thereafter. Interest paid for 1998, 1997 and 1996 was, $3,630,000, $2,598,000 and $1,053,000, respectively. The Company purchases interest rate swaps and caps of twelve months in length to reduce the impact of fluctuations in interest rates on its floating rate debt. At December 31, 1998, the Company had a $20,000,000 interest rate swap outstanding. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense. The fair value of the swap if the Company were to terminate the agreement at December 31, 1998 was not material.

(7)   Stockholders'  Equity
      On January 31, 1997, the Company made a tender offer to purchase up to 1,387,500 shares of its common stock at a single purchase price, not less than $13.33 nor in excess of $15.00 per share. The actual purchase price was determined based on the lowest single purchase price at which stockholders tendered shares that was sufficient to purchase at least 1,387,500 shares. As of February 28, 1997, the closing date, shares totaling greater than 1,387,500 were tendered, resulting in the Company's repurchase on March 12, 1997, of a total of 1,499,932 shares at the single purchase price of $15.00 per share. The repurchase was financed by an increase in the bank term loan and revolving credit facility.

      The Company has a 1996 Long-Term  Performance Plan pursuant to which stock appreciation rights, restricted stock, performance awards, incentive stock options or nonqualified stock options, may be granted to employees. Under the plan, stock awards for 1,050,000 shares may be granted within 10 years of the date of adoption of the plan. The Company also has a 1987 Incentive Stock Option Plan, a 1987 Nonstatutory Stock Option Plan, and a Directors' Stock Option Plan (together with the 1996 Long-Term Performance Plan, the "Plans") pursuant to which incentive stock options may be granted to employees and nonstatutory stock options may be granted to employees or directors. Under the 1987 Incentive Stock Option and Nonstatutory Stock Option Plans, options to purchase 1,500,000 shares were available for grant, of which 825,000 shares were incentive stock options. Under the Directors' Stock Option Plan (the "Directors' Plan"), options to purchase 525,000 shares of stock may be granted. Stock options may be granted for a term not to exceed 10 years (five years with respect to a person receiving an incentive stock option who owns more than 10% of the capital stock of the Company) and must be granted within 10 years from the date of adoption of the respective plan. The exercise price of all stock options must be at least equal to the fair market value (110% of fair market value for a person receiving an incentive stock option who owns more than 10% of the capital stock of the Company) of the shares on the date granted. Under the Directors' Plan, each director who is not otherwise an officer or employee of the Company, receives an option each year through 1998 to acquire 15,000 shares of stock, or such lesser amount as provided in the Directors' Plan, at the fair market value on the respective option grant date. Options for a designated number of shares may also be granted to a particular director or directors from time to time at the discretion of the Board. All stock options become fully exercisable after four years from date of grant, except for options granted under the Directors' Plan which become fully exercisable after six months.

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


      The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $8.55, $7.64 and $6.89 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield 0%, volatility of 40%, risk-free interest rate of 4.7% and an expected life of 4 to 7 years; 1997 - expected dividend yield 0%, volatility of 33%, risk-free interest rate of 5.6% and an expected life of 4 to 7 years; 1996 expected dividend yield 0%, volatility of 30%, risk-free interest rate of 6.25% and an expected life of 4 to 7 years.

      The Company applies Accounting Principles Board Opinion No. 25 and related
         Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for its long-term performance and stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 ("SFAS 123"), Accounting for Stock Based Compensation, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:




                                                                                       Ten Months Ended
                                                            Year Ended December 31,       December 31,
                                                            1998             1997            1996
                                                            ----             ----            ----
 Net earnings                      As reported           $12,198,000      $10,615,000      $5,768,000
                                   Pro forma              10,546,000        9,820,000       5,340,000

 Basic earnings per share          As reported                  1.97             1.77             .82
                                   Pro forma                    1.71             1.64             .76

 Diluted earnings per share        As reported                  1.71             1.47             .76
                                   Pro forma                    1.49             1.36             .71


      In accordance with SFAS 123, the pro forma net earnings reflects only options granted subsequent to February 1995 and does not reflect the full impact of calculating compensation cost for stock options granted prior to March 1995, that vested in 1998, 1997 and 1996.

      A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the periods ending on those dates is presented below:

                                           Year Ended                     Year Ended                   Ten Months  Ended
                                        December 31, 1998              December 31, 1997               December 31, 1996
                                        -----------------              -----------------               -----------------
                                                Weighted-Average               Weighted-Average                Weighted-Average
                                       Shares    Exercise Price       Shares    Exercise Price        Shares    Exercise Price
                                       ------    --------------       ------   ----------------       ------   ----------------
       Outstanding at
           beginning of period      1,925,809    $  11.00           1,863,671      $  9.11          1,625,738      $  8.64
       Granted                        833,696       15.53             335,375        19.43            456,399        10.78
       Exercised                     (519,848)       8.76            (221,558)        7.78            (78,028)        6.65
       Forfeited                     (469,508)      26.16             (51,679)       11.45           (140,438)       10.43
                                    ---------                       ---------                       ---------
       Outstanding at
           end of period            1,770,149       13.26           1,925,809        11.00          1,863,671         9.11
                                    =========                       =========                       =========
       Options exercisable
           at end of period         1,061,756                       1,247,265                       1,159,959
                                    =========                       =========                       =========

                                       28

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


       The  following   table   summarizes   information   about  stock  options
outstanding at December 31, 1998:


                                       Options Outstanding                                  Options Exercisable
                         ---------------------------------------------------         --------------------------------
                                       Weighted-Average
         Range of          Number          Remaining       Weighted-Average             Number       Weighted-Average
      Exercise Prices   Outstanding     Contractual Life     Exercise Price           Exercisable      Exercise Price
      ---------------   -----------     ----------------   ----------------           -----------    ----------------
   $    4.83 -  9.17        630,503            4.8 years        $   8.60                 589,234         $   8.60
       10.67 - 14.38        552,044            7.6                 11.37                 333,022            11.45
       16.25 - 20.08        396,884            9.8                 18.36                   3,891            17.43
       22.08 - 27.38        190,718            8.3                 23.52                 135,609            23.81
                          ---------                                                    ---------
         4.83 - 27.38     1,770,149            7.2                 13.26               1,061,756            11.47
                          =========                                                    =========

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

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


(8)   Earnings per Share
      The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                       Ten Months Ended
                                                                          Year Ended December 31,         December 31,
                                                                            1998           1997               1996
                                                                            ----           ----               ----
Numerator:
Numerator for basic earnings per share -
    earnings available to common stockholders
    (net earnings)                                                      $ 12,198,000     10,615,000          5,768,000
Effect of dilutive securities - after-tax interest on
    convertible subordinated promissory notes                                225,000        225,000            184,000
                                                                          ----------     ----------          ---------
Numerator for diluted earnings per share -
    earnings available to common stockholders
    after assumed conversions                                           $ 12,423,000     10,840,000          5,952,000
                                                                          ==========     ==========          =========

Denominator:
Denominator for basic earnings per share -
    weighted-average shares outstanding                                    6,184,000      5,999,000          7,001,000
 Effect of dilutive securities:
    Stock options                                                            585,000        809,000            388,000
    Convertible subordinated promissory notes                                423,000        423,000            423,000
    Contingently issuable shares                                              53,000        144,000               --
                                                                          ----------     ----------          ---------
Denominator for diluted earnings per share -
    adjusted weighted-average shares and assumed
    conversions                                                            7,245,000      7,375,000          7,812,000
                                                                          ==========     ==========          =========

 Basic earnings per share                                               $       1.97           1.77                .82
                                                                                ====           ====                ===
 Diluted earnings per share                                             $       1.71           1.47                .76
                                                                                ====           ====                ===


(9)   Employee Benefits
      The Company has an Employee Savings Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. Employees who attain the age of 21 and complete twelve consecutive months of employment with a minimum of 1,000 hours worked are eligible to participate in the plan. Each participant may contribute from 2% to 20% of his or her compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is nondiscriminatory. Contributions made by the Company to the Employee Savings Plan were at rates of up to 50% of the first 4% of employee contributions. Expense in connection with the Employee Savings Plan for 1998, 1997 and 1996 totaled $681,000, $439,000 and
         $329,000, respectively.

      The Company  maintains a  nonqualified   deferred  compensation  plan  for
         certain employees. Under the plan, participants may defer up to 100% of their yearly compensation. The amounts deferred are held in trust but remain the property of the Company.

      The Company establishes supplemental bonus plans in order to retain key members of management. The current plans have vesting periods of from four to seven years. Deferred payments that have vested are distributed upon termination of employment or at such later date as established by

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


         the plans. The total cost of the supplemental bonus plans is charged to earnings as compensation over the service period of the participant. Compensation expense under the plans for 1998, 1997, and 1996 totaled $360,000, $56,000, and $309,000, respectively.

      At December 31, 1998 and 1997,  $1,240,000 and  $1,812,000,  respectively, were payable under the nonqualified deferred compensation and supplemental bonus plans and approximated the value of the trust assets owned by the Company.

(10)  Lease Commitments
      The Company leases  office  space  and  certain  office   equipment  under
         noncancellable  operating  leases.  Future minimum lease payments under noncancellable operating leases, as of December 31, 1998, that have initial or remaining lease terms in excess of one year total approximately $1,639,000 for 1999, $1,426,000 for 2000, $1,036,000 for
         2001,  $887,000  for 2002 and $512,000  for 2003 and  thereafter.  Rent expense for 1998, 1997 and 1996 was approximately $1,203,000,  $766,000 and $605,000, respectively.

(11)  Income Taxes
      Income taxes consist of the following:

                                                                                                Ten Months Ended
                                                             Year Ended December 31,               December 31,
                                                          1998                  1997                  1996
                                                          ----                  ----                  ----

 Federal - current                                   $   7,922,000             6,298,000             3,787,000
 Federal - deferred                                         42,000              (122,000)             (539,000)
 State                                                     937,000             1,091,000               638,000
                                                         ---------             ---------             ---------
                                                     $   8,901,000             7,267,000             3,886,000
                                                         =========             =========             =========
 Deferred tax liability recorded in
       stockholders' equity                          $       4,000               520,000             1,367,000
                                                         =========             =========             =========



       A reconciliation between expected income taxes, computed by applying the statutory Federal income tax rates to earnings before income taxes, and actual income tax is as follows:

                                                                                               Ten Months Ended
                                                            Year Ended December 31,               December 31,
                                                          1998                  1997                  1996
                                                          ----                  ----                  ----
 Statutory U.S. Federal rate                               35%                   35%                   34%
                                                           ===                   ===                   ===
 Expected income taxes                                $  7,656,000             6,259,000             3,282,000
 Tax effect of interest income from
       municipal bond obligations
       exempt from Federal taxation                        (65,000)              (54,000)              (43,000)
 State income taxes, net of Federal
       income tax benefit                                  609,000               709,000               421,000
 Tax effect of amortization expense
       not deductible for tax purposes                     261,000               261,000               211,000
 Other, net                                                440,000                92,000                15,000
                                                         ---------             ---------             ---------
                                                      $  8,901,000             7,267,000             3,886,000
                                                         =========             =========             =========

                             REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


      The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

                                                                                        December 31,
                                                                                1998                    1997
                                                                                ----------------------------
 Deferred tax assets:
       Net operating loss                                                    $    95,000             569,000
       Provision for doubtful accounts                                         1,112,000             519,000
       Accrued insurance, bonus and
           vacation expense                                                    2,776,000           2,442,000
       Other                                                                     740,000             351,000
                                                                               ---------           ---------
                                                                               4,723,000           3,881,000
                                                                               ---------           ---------
 Deferred tax liabilities:
       Unrealized gains on marketable
           securities                                                              4,000             520,000
       Goodwill amortization                                                   1,494,000             765,000
       Other                                                                     798,000             642,000
                                                                               ---------           ---------
                                                                               2,296,000           1,927,000
                                                                               ---------           ---------
       Net deferred tax asset                                                $ 2,427,000           1,954,000
                                                                               =========           =========

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

      As a result of the acquisition of Advanced Rehabilitation  Resources, Inc.
         in 1993, the Company, as of December 31, 1998, has approximately $231,000 of net operating loss carryforwards for income tax purposes, which will expire in years 2005 through 2008. The Tax Reform Act of 1986 imposes an annual limitation on the amount of any preacquisition loss carryforwards that can be used to offset Company Federal taxable income generated after the acquisition date. Generally, this annual limitation will approximate $1,200,000.

      Income taxes paid by the Company for 1998, 1997 and 1996 were $6,500,000, $6,400,000 and $4,234,000, respectively.

(12)  Industry Segment Information
      The Company operates in two business segments that are managed separately based on fundamental differences in operations: program management and staffing. The program management segment includes the management of acute rehabilitation and skilled nursing units, outpatient programs and

                             REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements


         contract therapy services. The staffing segment includes staffing of nurses and therapists on a temporary and permanent basis. All of the Company's services are provided in the United States. Summarized information about the Company's operations in each industry segment is as follows:

                                                   Revenues from
                                                Unaffiliated Customers                               Operating Earnings
                                         ------------------------------------                ----------------------------------
                                         1998            1997            1996                1998           1997           1996
                                         ----            ----            ----                ----           ----           ----
 Program management                 $ 142,051,000     115,209,000      76,349,000          21,225,000     14,566,000      8,043,000
 Staffing                              65,365,000      45,571,000      28,262,000           2,106,000      4,414,000      2,655,000
                                      -----------     -----------     -----------          ----------     ----------     ----------
 Total                              $ 207,416,000     160,780,000     104,611,000          23,331,000     18,980,000     10,698,000
                                      ===========     ===========     ===========          ==========     ==========     ==========

                                                   Total Asset                                 Depreciation and Amortization
                                         ------------------------------------                ----------------------------------
                                         1998            1997            1996                1998           1997           1996
                                         ----            ----            ----                ----           ----           ----
 Program management                 $  89,369,000      67,530,000      54,236,000           2,758,000      2,874,000      2,076,000
 Staffing                              67,501,000      29,711,000      26,566,000           1,208,000        906,000        667,000
                                      -----------      ----------      ----------           ---------      ---------      ---------
 Total                              $ 156,870,000      97,241,000      80,802,000           3,966,000      3,780,000      2,743,000
                                      ===========      ==========      ==========           =========      =========      =========

                                                 Capital Expenditures
                                         ------------------------------------
                                         1998            1997            1996
                                         ----            ----            ----
 Program management                 $   1,491,000       1,123,000         541,000
 Staffing                                 612,000         249,000         191,000
                                        ---------       ---------         -------
 Total                              $   2,103,000       1,372,000         732,000
                                        =========       =========         =======

(13)  Quarterly Financial Information (Unaudited)
      (In thousands, except per share data)

                                                                                         Quarter Ended
                   1998                                                Dec. 31       Sep. 30       June 30       Mar. 31
                   ----                                                -------       -------       -------       -------
 Operating revenues                                                 $   66,835        54,050        42,967        43,564
 Operating earnings                                                      6,712         5,935         5,345         5,339
 Earnings before income taxes and cumulative
    effect of change in accounting principle                             7,178         5,147         4,808         4,742
 Net earnings                                                            4,227         3,072         2,883         2,016
 Net earnings per common share:
      Basic
         Earnings before cumulative effect of
             change in accounting principle                                .65           .49           .48           .47
         Net earnings                                                      .65           .49           .48           .35
      Diluted
         Earnings before cumulative effect of
             change in accounting principle                                .59           .43           .41           .40
         Net earnings                                                      .59           .43           .41           .29

                                                                                         Quarter Ended
                   1997                                               Dec. 31        Sep. 30       June 30       Mar. 31
                   ----                                               -------        -------       -------       -------
 Operating revenues                                                $   42,728         42,151        39,496        36,405
 Operating earnings                                                     5,352          4,854         4,464         4,310
 Earnings before income taxes                                           4,659          4,139         3,741         5,343
 Net earnings                                                           2,744          2,439         2,165         3,267
 Net earnings per common share:
       Basic                                                              .47            .43           .38           .48
       Diluted                                                            .38            .35           .31           .42

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

                                    PART III

 ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Certain information regarding directors and executive officers of the Company is contained under the caption "Item 1 - Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in the Proxy Statement for the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

      The following is a list as of March 11, 1999, of the names and ages of the executive officers of the Company and positions with the Company. The employment history of each of the executive officers for the past five years follows the list. There is no family relationship between any of the named persons.

        Name          Age               Position
        ----          ---               --------
Alan C. Henderson      53   President and Chief Executive Officer
Richard C. Stoddard    50   Executive Vice President, President, HSSI
Gregory F. Bellomy     42   President, Contract Therapy Division
Tom E. Davis           49   President, Inpatient Division
Keith L. Goding        48   Executive Vice President and Chief Development Officer
Alfred J. Howard       46   President, Outpatient Division
Hickley M. Waguespack  55   Executive Vice President, Customer Service and Retention
John R. Finkenkeller   46   Senior Vice President, Chief Financial Officer and Secretary

      ALAN C. HENDERSON has been President and Chief Executive Officer and a Board Member of the Company since May 1998 and was Executive Vice President, Chief Financial Officer and Secretary from 1991 through May 1998.

      RICHARD C. STODDARD is a co-founder of HSSI, has been President of HSSI since 1989, and is also a Board Member at the Company.

      GREGORY F. BELLOMY has been President of the Company's Contract Therapy Division since September 1998. Prior to joining the Company, Mr. Bellomy served in various capacities, including Division President, Division Vice President and Area General Manager, at TheraTex Incorporated from 1992 to 1997, at which time TheraTex was acquired by Vencor Incorporated. Mr. Bellomy was National Director of Vencare Ancillary Services for Vencor until he joined the Company.

      TOM E. DAVIS has been President of the Inpatient Division of the Company since January 1998 and joined the Company in January 1997 as Senior Vice President of Operations. Prior to joining the Company, Mr. Davis was Group Vice President for Quorum Health Resources from January 1990 to January 1997.

      KEITH L. GODING has been Executive Vice President and Chief Development Officer of the Company since February 1995. Prior to joining the Company, Mr. Goding was Vice President for Corporate Alliances and Vice President of Sales, Marketing and Product Development for Spectrum Healthcare Services, a division of ARAMARK, where he was employed since 1974.

      ALFRED J. HOWARD has been President of the Outpatient Division of the Company since August 1996. Prior to joining the Company he was President of the Eastern Operations for Pacific Rehabilitation and Sports Medicine from October 1993 to August 1996.

      HICKLEY M. WAGUESPACK has been Executive Vice President, Customer Service and Retention of the Company since January 1998, was Chief Operating Officer of the Company from March 1995 through December 1997, and was Senior Vice President
- Operations from June 1991 until February 1995.

      JOHN R. FINKENKELLER has been Senior Vice President and Chief Financial Officer of the Company since June 1998, was elected Secretary in August 1998 and was Senior Vice President and Treasurer since October 1991.


 ITEM 11.     EXECUTIVE COMPENSATION

      Information regarding executive compensation is contained under the caption "Compensation of Executive Officers," included in the Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.


 ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management is contained under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership by Management," included in the Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.


 ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable.

                                     PART IV

 ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

      (a) The following documents are filed as part of this report:

            (1) Financial Statements
                    Independent Auditors' Report
                    Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Earnings for the years ended
                        December 31, 1998 and 1997, and for the ten months ended December 31, 1996
                    Consolidated  Statements  of  Stockholders'  Equity  for the
                        years ended December 31, 1998 and 1997, and for the ten months ended December 31, 1996
                    Consolidated  Statements  of Cash Flows for the years  ended
                        December 31, 1998 and 1997, and for ten months ended December 31, 1996
                    Consolidated  Statements of  Comprehensive  Earnings for the
                        years ended December 31, 1998 and 1997, and for the ten months ended December 31, 1996
                    Notes to Consolidated Financial Statements

            (2)  Financial Statement Schedules:
                      None

            (3) Exhibits:
                     See Exhibit Index on page 46 of this Report.

      (b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the three months ended December 31, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: March 11, 1999
                                           REHABCARE GROUP, INC.
                                           (Registrant)


                                       By: /s/ ALAN C. HENDERSON
                                           -------------------------------------
                                           (Alan C. Henderson)
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


 Signature                          Title                         Dated
 ---------                          -----                         -----

 /s/ ALAN C. HENDERSON              President, Chief Executive    March 11, 1999
 --------------------------------   Officer and Director
 (Alan C. Henderson)
 Principal Executive Officer

 /s/ JOHN R. FINKENKELLER           Senior Vice President         March 11, 1999
 --------------------------------   and Chief Financial Officer
 (John R. Finkenkeller)
 Principal Financial Officer

 /s/ WILLIAM G. ANDERSON            Director                      March 11, 1999
 --------------------------------
 (William G. Anderson)

 /s/ RICHARD E. RAGSDALE            Director                      March 11, 1999
 --------------------------------
 (Richard E. Ragsdale)

 /s/ JOHN H. SHORT                  Director                      March 11, 1999
 --------------------------------
 (John H. Short)

 /s/ RICHARD C. STODDARD            Director                      March 11, 1999
 --------------------------------
 (Richard C. Stoddard)

 /s/ H. EDWIN TRUSHEIM              Director                      March 11, 1999
 --------------------------------
 (H. Edwin Trusheim)

 /s/ THEODORE M. WIGHT              Director                      March 11, 1999
 --------------------------------
 (Theodore M. Wight)

                                  EXHIBIT INDEX

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

 10.3   Employment Agreement with Alan C. Henderson, dated May 1, 1991 (filed as
        Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, dated June 19, 1991 [Registration No. 33-40467] and incorporated herein by reference)

 10.4 Employment Agreement with Richard C. Stoddard, dated March 1, 1996 by and between Registrant, Healthcare Staffing Solutions, Inc. d/b/a Health Tour, and Richard C. Stoddard (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated March 1, 1996 and incorporated herein by reference)

 10.5 Form of Termination Compensation Agreement for Alan C. Henderson (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

 10.6 Form of Termination Compensation Agreement for other executive officers (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

 10.7   Supplemental  Bonus  Plan  (filed as  Exhibit  10.8 to the  Registrant's
        Registration   Statement   on  Form  S-1,   dated   February   18,  1993
        [Registration No. 33-58490] and incorporated herein by reference)

 10.8   Deferred Profit Sharing Plan (filed as Exhibit 10.15 to the Registrant's
        Registration   Statement   on  Form  S-1,   dated   February   18,  1993
        [Registration No. 33-58490] and incorporated herein by reference)

 10.9 RehabCare Executive Deferred Compensation Plan (filed as Exhibit 10.12 to the Registrant's Report on Form 10-K, dated May 27, 1994 and incorporated herein by reference)

 10.10  RehabCare   Directors'  Stock  Option  Plan  (filed  as  Appendix  A  to
        Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders and incorporated herein by reference)

 10.11 RehabCare Group, Inc. 1996 Long-Term Performance Plan (filed as Appendix A to the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders and incorporated herein by reference)

 10.12 Form of Subordinated Convertible Promissory Note of Registrant issued to stockholders of Healthcare Staffing Solutions, Inc. d/b/a Health Tour (filed as Exhibit 2.4 to the Registrant's Current Report on Form 8-K, dated March 1, 1996 and incorporated herein by reference)

 10.13 Stock Purchase Agreement, dated January 27, 1997 by and among Registrant and the stockholders of TeamRehab, Inc., Moore Rehabilitation Services, Incorporated and Moore Rehabilitation Services, PC. (filed as Exhibit
        10.19 to the Registrant's Report on Form 10-K, dated March 12, 1997 and incorporated herein by reference)

 10.14 Form of Subordinated Promissory Note of Registrant issued to the stockholders of TeamRehab, Inc., Moore Rehabilitation Services, Incorporated and Moore Rehabilitation Services, PC. (filed as Exhibit
        10.20 to the Registrant's Report on Form 10-K, dated March 12, 1997 and incorporated herein by reference)

 10.15 Stock Purchase Agreement, dated July 8, 1998 by and among Medical Resources, Inc., HealthCare Staffing Solutions, Inc. and RehabCare Group, Inc. (filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated August 14, 1998 and incorporated herein by reference)

 10.16 Escrow Agreement, dated as of August 14, 1998 by and among Medical Resources Inc., RehabCare Group, Inc. and IBJ Schroder Bank & Trust Company (filed as Exhibit 2.2 to Registrant's Current Report on Form 8-K, dated August 14, 1998 and incorporated herein by reference)

 10.17 L/C Procedures Agreement, dated as of July 8, 1998 by and between Medical Resources, Inc. and RehabCare Group, Inc. (filed as Exhibit 2.3 to Registrant's Current Report on Form 8-K, dated August 14, 1998 and incorporated herein by reference)

 10.18 Stock Purchase Agreement dated as of August 5, 1998 by and among RehabCare Group Inc., Therapeutic Systems, Ltd. and Ronald C. Stauber (filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated September 9, 1998 and incorporated herein by reference)

 10.19 Amendment No. 1 to Stock Purchase Agreement dated as of September 9, 1998 by and among RehabCare Group, Inc., Therapeutic Systems, Ltd. and Ronald C. Stauber (filed as Exhibit 2.2 to Registrant's Current Report on Form 8-K, dated September 9, 1998 and incorporated herein by reference)

  13.1  Those portions of the Annual Report for the year ended          Page  40
        December 31, 1998 of the Registrant included in response to Items 5 and 6 of Form 10-K

  21.1  Subsidiaries of the Registrant                                  Page  41

  23    Consent of KPMG LLP                                             Page  42

  27    Financial Data Schedule                                         Page  43

                                                                    Exhibit 13.1
SIX-YEAR FINANCIAL SUMMARY                                               Dollars in thousands, except per share data
(year ended December 31, unless noted)                1998           1997           1996<F1>        1996<F2>     1995<F2>   1994<F2>
------------------------------------------------------------------------------------------------------------------------------------
Statement of earnings data:
Operating revenues                                  $207,416       $160,780       $119,856        $89,377       $83,210      $61,740
Operating earnings                                    23,331         18,980         12,717         10,276         8,531        5,533
Net earnings <F4>                                     12,198         10,615          6,992          5,878         4,735        3,070
Net earnings per share (EPS): <F3>  <F4>
     Basic                                          $   1.97       $   1.77       $   1.01        $   .87       $   .71      $   .59
     Diluted                                        $   1.71       $   1.47       $    .93        $   .84       $   .70      $   .59
Weighted average shares outstanding (000s):<F3>
     Basic                                             6,184          5,999          6,955          6,725         6,614        4,514
     Diluted                                           7,245          7,375          7,711          6,975         6,783        5,214
------------------------------------------------------------------------------------------------------------------------------------
Balance sheet data:
Working capital                                     $ 20,606       $ 12,793       $  9,254        $11,818       $ 5,460      $ 6,271
Total assets                                         156,870         97,241         80,802         57,066        52,833       45,445
Total debt                                            65,855         39,014         17,467          7,125        10,200        7,700
Stockholders' equity                                  60,156         39,760         49,670         38,897        32,431       24,132
------------------------------------------------------------------------------------------------------------------------------------
Financial statistics:
Operating margin                                       11.3%          11.8%          10.6%          11.5%         10.2%        9.0%
Net margin<F5>                                          5.8%           6.1%           5.8%           6.6%          5.7%        5.0%
Current ratio                                          1.5:1          1.6:1          1.6:1          2.0:1         1.4:1        1.6:1
Diluted EPS growth rate <F5>                            25.9%          45.2%          14.8%          20.0%         18.6%       22.9%
Return on equity<F5>  <F6>                              24.1%          21.8%          16.1%          16.5%         16.7%       25.8%
------------------------------------------------------------------------------------------------------------------------------------
Operating statistics:
Inpatient (acute rehab and subacute):
     Average number of units                           128.2          110.3           91.3           84.7          84.1         64.4
     Average admissions per unit                         354            321            294            279           261          264
     Average length of stay (billable)                  14.5           15.0           15.9           17.3          18.4         19.0
     Patient days (billable)                         656,363        532,195        426,995        408,385       403,784      323,040
Outpatient:
     Average number of locations                        26.1           17.9           19.6           21.2          13.6          7.6
     Patient visits                                  378,108        231,256        223,904        278,970       135,064          N/A
Therapy staffing - Number of weeks worked             52,265         29,652         21,908             --            --           --
Contract therapy - Average number of locations          49.5           35.6             --             --            --           --
------------------------------------------------------------------------------------------------------------------------------------

<F1>For  comparability  purposes,  reflects the twelve months ended December 31,
    1996.
<F2>Twelve month  period  ended last day of February.
<F3>All share data adjusted for 3-for-2 stock split in October 1997.
<F4>1998 and 1997 include  pre-tax gains of $1.5 million ($0.9 million after tax or $0.12 per share) and $1.4 million ($0.9 million after tax or $0.12 per share), respectively, from sales of marketable securities. 1998 includes an $0.8 million ($0.11 per share) after-tax charge for the cumulative effect of change in accounting for start-up costs.
<F5>Excludes  gains  from sale of  marketable  securities  and  charge  for the cumulative  effect of change  in  accounting  principle  described  in <F4>.
<F6>Average of beginning and ending equity.
N/A - Not available

--------------------------------------------------------------------------------
STOCK DATA
The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "RHB". The stock prices below are the high and low sale prices.
Calendar Quarter             1st      2nd     3rd      4th
1998:   High               $27.50   $31.75  $25.13   $21.00
        Low                 20.63    21.75   11.88    11.00
1997:   High                17.58    24.83   25.25    31.13
        Low                 12.50    15.75   17.67    23.50

The Company has not paid dividends on its common stock during the two most recently completed fiscal years and has not declared any dividends during the current fiscal year. The Company does not anticipate paying cash dividends in the foreseeable future. The number of holders of the Company's common stock as of March 11, 1999 was approximately 3,637 including 158 shareholders of record and an estimated 3,479 persons or entities holding common stock in nominee name.

Shareholders may receive earnings news releases, which provide timely financial information, by notifying our investor relations department or by visiting our website at http://www.rehabcare.com.

                                                                    Exhibit 21.1
                           Subsidiaries of Registrant




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

 Moore Rehabilitation Services, Inc.       Incorporated in the State of Missouri

 RehabCare Group East, Inc.                Incorporated in the State of Delaware

 RehabCare Group Management Services, Inc. Incorporated in the State of Delaware

 RehabCare Group of California, Inc.       Incorporated in the State of Delaware

 RehabCare Group of Texas Holdings, Inc.   Incorporated in the State of Delaware

 RehabCare Group of Texas, L.P.            Organized in the State of Texas

 StarMed Management, L.L.C.                Incorporated in the State of Delaware

 StarMed Health Personnel, Inc.            Incorporated in the State of Delaware

 Wesley Medical Resources, Inc.            Incorporated in the State of Delaware

 Therapeutic Systems, Ltd.                 Incorporated in the State of Illinois

                                                                      Exhibit 23











                          Independent Auditors' Consent


 The Board of Directors
 RehabCare Group, Inc.:

 We consent to the incorporation by reference in the registration statement No. 33-82106 on Form S-8, registration statement No. 33-82048 on Form S-8, and registration statement No. 333-11311 on Form S-8 of RehabCare Group, Inc. of our report dated February 5, 1999, with respect to the consolidated balance sheets of RehabCare Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, cash flows and comprehensive earnings for the years ended December 31, 1998 and 1997 and for the ten months ended December 31, 1996, which report is included in the December 31, 1998 annual report on Form 10-K of RehabCare Group, Inc.

 As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for start-up costs.


                                                                 KPMG LLP




 St. Louis, Missouri
 March 24, 1999