Form 10-Q
period 1999-03-31
REHABCARE GROUP INC
filed 1999-05-14
CIK 812191

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

                  For the quarterly period ended March 31, 1999

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

                        Yes    X                 No


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                                Outstanding at May 12, 1999
--------------------------------------               ---------------------------
Common Stock, par value $.01 per share                         6,527,270


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                     1 of 16

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

     Item 1. - Condensed Consolidated Financial Statements

         Condensed consolidated balance sheets,
            March 31, 1999 (unaudited) and December 31, 1998                   3

         Condensed consolidated statements of earnings for the three
            months ended March 31, 1999 and 1998 (unaudited)                   4

         Condensed consolidated statements of comprehensive earnings
            for the three months ended March 31, 1999 and 1998 (unaudited)     5

         Condensed consolidated statements of cash flows for the
            three months ended March 31, 1999 and 1998 (unaudited)             6

         Notes to condensed consolidated financial statements (unaudited)      7

     Item 2. - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   9

Part II. - Other Information

     Item 4. - Submission of Matters to Security Holders                      13

     Item 6. - Exhibits and Reports on Form 8-K                               14

     Signatures                                                               15















                                     2 of 16

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements

                              REHABCARE GROUP, INC.

                      Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)
                                                                                    March 31,          December 31,
                                                                                      1999               1998
                                                                                    ---------          ------------
Assets:                                                                           (unaudited)
Current assets:
     Cash and cash equivalents                                                    $  6,838           $  5,666
     Marketable securities, available-for-sale                                       3,017              3,017
     Accounts receivable, net of allowance for doubtful
         accounts of $3,484 and $3,404, respectively                                46,652             46,349
     Deferred tax assets                                                             3,340              3,382
     Prepaid expenses and other current assets                                       1,443                938
                                                                                   -------            -------
         Total current assets                                                       61,290             59,352
                                                                                   -------            -------

Marketable securities, trading, non-current                                          1,590              1,240
                                                                                   -------            -------

Equipment and leasehold improvements, net                                            4,634              4,537
                                                                                   -------            -------
Other assets:
     Excess of cost over net assets acquired, net                                   85,479             86,285
     Deferred contract costs, net                                                    1,311              1,184
     Investments in nonconsolidated subsidiary                                       1,634              1,648
     Other                                                                           2,745              2,624
                                                                                   -------            -------
         Total other assets                                                         91,169             91,741
                                                                                   -------            -------
                                                                                  $158,683           $156,870
                                                                                   =======            =======
Liabilities and Stockholders' Equity:
Current liabilities:
     Current portion of long-term debt                                            $ 11,926           $ 11,926
     Accounts payable                                                                2,274              2,179
     Accrued salaries and wages                                                     13,538             14,049
     Accrued expenses                                                                9,116              8,601
     Income taxes payable                                                            2,460              1,991
                                                                                   -------            -------
         Total current liabilities                                                  39,314             38,746
                                                                                   -------            -------

Deferred compensation and other long-term liabilities                                3,467              3,084
                                                                                   -------            -------
Deferred tax liabilities                                                             1,042                955
                                                                                   -------            -------
Long-term debt, less current portion                                                50,967             53,929
                                                                                   -------            -------

Stockholders' equity:
     Common stock, $.01 par value; authorized 20,000,000
         shares, issued 7,693,504 and 7,657,391 shares
         respectively                                                                   77                 77
     Additional paid-in capital                                                     30,961             30,654
     Retained earnings                                                              50,820             47,390
     Less common stock held in treasury at cost,
         1,166,234 shares                                                          (17,975)           (17,975)
     Accumulated other comprehensive earnings                                           10                 10
                                                                                   -------            -------
         Total stockholders' equity                                                 63,893             60,156
                                                                                   -------            -------
                                                                                  $158,683           $156,870
                                                                                   =======            =======

            See notes to condensed consolidated financial statements.

                                     3 of 16

                              REHABCARE GROUP, INC.

                  Condensed Consolidated Statements of Earnings
                  (Amounts in thousands, except per share data)
                                   (Unaudited)
                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                1999                   1998
                                                                                ----------------------------

Operating revenues                                                             $69,185               $43,564

Costs and expenses:
    Operating expenses                                                          49,478                29,735
    General and administrative                                                  11,811                 7,598
    Depreciation and amortization                                                1,208                   892
                                                                                ------                ------
        Total costs and expenses                                                62,497                38,225
                                                                                ------                ------

Operating earnings                                                               6,688                 5,339

Interest income                                                                     65                    54
Interest expense                                                                (1,065)                 (693)
Other income (expense), net                                                         (2)                   42
                                                                                ------                ------

Earnings before income taxes and cumulative effect
       of change in accounting principle                                         5,686                 4,742

Income taxes                                                                     2,256                 1,950
                                                                                ------                ------

Earnings before cumulative effect of
       change in accounting principle                                            3,430                 2,792

Cumulative effect of change in accounting
       for start-up costs, net of tax                                               --                  (776)
                                                                                ------                ------

Net earnings                                                                   $ 3,430               $ 2,016
                                                                                ======                ======

Net earnings per common share:
       Basic
              Earnings before cumulative effect of
                    change in accounting principle                             $   .53               $   .47
              Cumulative effect of change in accounting
                    for start-up costs                                              --                  (.13)
                                                                                ------                ------
              Net earnings                                                     $   .53               $   .34
                                                                                ======                ======
       Diluted
              Earnings before cumulative effect of
                    change in accounting principle                             $   .47               $   .40
              Cumulative effect of change in accounting
                    for start-up costs                                              --                  (.11)
                                                                                ------                ------
              Net earnings                                                     $   .47               $   .29
                                                                                ======                ======

Weighted average number of common shares outstanding:
       Basic                                                                     6,508                 5,920
                                                                                ======                ======
       Diluted                                                                   7,358                 7,172
                                                                                ======                ======

            See notes to condensed consolidated financial statements.

                                     4 of 16

                              REHABCARE GROUP, INC.

           Condensed Consolidated Statements of Comprehensive Earnings
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                1999                  1998
                                                                              ----------------------------

Net earnings                                                                 $ 3,430               $ 2,016

Other comprehensive earnings, net of tax
 Unrealized gains on securities:
        Unrealized holding gains arising during
         period                                                                   --                    60
        Less: reclassification adjustment for
          realized gains included in net earnings                                 --                    --
                                                                              ------                ------


Comprehensive earnings                                                       $ 3,430               $ 2,076
                                                                              ======                ======

            See notes to condensed consolidated financial statements.




                                     5 of 16

                              REHABCARE GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                        1999              1998
                                                                                        ----              ----
Cash flows from operating activities:
    Net earnings                                                                     $ 3,430           $ 2,016
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
        Cumulative effect of change in accounting
           for start-up costs                                                             --               776
        Depreciation and amortization                                                  1,208               892
        Provision for losses on accounts receivable                                      351               255
        Equity in loss (earnings) of affiliate                                             9               (39)
        Increase (decrease) in deferred compensation                                     416              (216)
        Decrease (increase) in accounts receivable, net                                 (654)              297
        Increase in prepaid expenses and other
           current assets                                                               (505)               (4)
        Decrease (increase) in other assets                                              (61)               64
        Increase in accounts payable and accrued expenses                                577               886
        Decrease in accrued salaries and wages                                          (511)             (177)
        Increase in income taxes payable and deferred                                    598               966
                                                                                      ------            ------
       Net cash provided by operating activities                                       4,858             5,716
                                                                                      ------            ------

Cash flows from investing activities:
    Additions to equipment and leasehold improvements, net                              (453)             (150)
    Purchase of marketable securities                                                   (350)             (330)
    Deferred contract costs                                                             (200)             (150)
    Proceeds from sale/maturities of investments                                          --               615
    Other                                                                                (28)             (209)
    Cash paid in acquisition of businesses,
       net of cash received                                                               --            (2,104)
                                                                                      ------            ------
       Net cash used in investing activities                                          (1,031)           (2,328)
                                                                                      ------            ------

Cash flows from financing activities:
    Payments on long-term debt                                                        (2,962)           (2,344)
    Exercise of stock options, including tax benefit                                     307             1,165
                                                                                      ------            ------
       Net cash used in financing activities                                          (2,655)           (1,179)
                                                                                      ------            ------

       Net increase in cash and cash equivalents                                       1,172             2,209

Cash and cash equivalents at beginning of period                                       5,666             1,975
                                                                                      ------            ------

Cash and cash equivalents at end of period                                           $ 6,838           $ 4,184
                                                                                      ======            ======

            See notes to condensed consolidated financial statements.

                                     6 of 16

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. - Basis of Presentation

        The condensed consolidated balance sheets and related condensed consolidated statements of earnings, comprehensive earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the fiscal year.

        The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference is made to the Company's audited consolidated financial statements and the related notes as of December 31, 1998 and 1997 and for the years ended December 31, 1998 and 1997, and for the ten months ended December 31, 1996, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of accounting policies.

Note 2. - Acquisitions

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







                                     7 of 16


Note 3. - Earnings per Share
                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                 1999              1998
                                                                                 ----              ----
Numerator:
Numerator for basic earnings per
    share - earnings available to
    common stockholders (net earnings)                                       $3,430,000         $2,016,000

Effect of dilutive securities -
    after-tax interest on convertible
    subordinated promissory notes                                                55,000             55,000
                                                                              ---------          ---------

Numerator for diluted earnings per
    share - earnings available to
    common stockholders after assumed
    conversions                                                              $3,485,000         $2,071,000
                                                                             ==========          =========

Denominator:
Denominator for basic earnings per share-
    weighted-average shares outstanding                                       6,508,000          5,920,000

Effect of dilutive securities:
    Stock options                                                               427,000            737,000
    Convertible subordinated promissory
       notes                                                                    423,000            423,000
    Contingently issuable shares                                                     --             92,000
                                                                              ---------          ---------

Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions                                            7,358,000          7,172,000
                                                                              =========          =========

Basic earnings per share                                                           $.53               $.34
                                                                                    ===                ===

Diluted earnings per share                                                         $.47               $.29
                                                                                    ===                ===


Note 4. - Industry Segment Information

    The Company operates in two business segments that are managed separately based on fundamental differences in operations: program management and staffing. The program management segment includes the management of acute rehabilitation and skilled nursing units, outpatient programs and contract therapy services. The staffing segment includes staffing of nurses and therapists on a temporary and permanent basis. All of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months ended March 31, 1999 and 1998 in each industry segment is as follows:









                                     8 of 16

                                                 Revenues from
                                              Unaffiliated Customers                            Operating Earnings
                                         ---------------------------------                -----------------------------
                                          1999                 1998                        1999               1998
                                          ----                 ----                        ----               ----
Program management                       $38,121,000           $32,146,000                $5,705,000         $4,742,000
Staffing                                 $31,064,000           $11,418,000                $  983,000         $  597,000
                                          ----------            ----------                 ---------          ---------
Total                                    $69,185,000           $43,564,000                $6,688,000         $5,339,000
                                          ==========            ==========                 =========          =========

                                                  Total Assets                          Depreciation and Amortization
                                        --------------------------------                -----------------------------
                                          1999                1998                       1999                 1998
                                          ----                ----                       ----                 ----
Program management                      $ 87,407,000         $66,065,000                $  779,000           $652,000
Staffing                                $ 71,276,000         $32,823,000                $  429,000           $240,000
                                         -----------          ----------                 ---------            -------
Total                                   $158,683,000         $98,888,000                $1,208,000           $892,000
                                         ===========          ==========                 =========            =======

                                                 Capital Expenditures
                                            ------------------------------
                                             1999                  1998
                                             ----                  ----
Program management                          $339,000              $100,000
Staffing                                    $114,000              $ 64,000
                                             -------               -------
Total                                       $453,000              $164,000
                                             =======               =======


Item 2.-Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The Company provides physical medicine, rehabilitation and chronic care services in a variety of settings under multi-year contracts. These settings include distinct-part acute rehabilitation units that may or may not be exempt from the Medicare Prospective Payment System (PPS), depending on their stage of development; subacute units that are operated within licensed skilled nursing units; outpatient clinics, both on and off campus of the host hospital, and therapy services for long-term care facilities and school districts. The Company also is a contract provider of therapist and nurse staffing on a continuing and temporary basis to hospitals and long-term care and rehabilitation facilities.

                                                                                  Three Months Ended
    Operating Statistics                                                               March 31,
                                                                                   1999        1998
                                                                                ----------------------
    Operating Statistics

    Inpatient Units (Acute and Subacute)
    Average bed capacity                                                          2,590          2,292
    Average billable length of stay (days)                                         14.3           14.6
    Billable patient days served                                                174,583        153,353
    Admissions                                                                   12,217         10,539
    Average daily billable census                                                 1,940          1,704
    Average occupied beds per unit                                                 14.8           14.4
    Total units in operation at end of period                                       131            120

                                     9 of 16

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   1999        1998
                                                                                 ---------------------
    Outpatient Clinics

    Patient visits                                                               158,603       62,872
    Units of service                                                             427,339      196,184
    Total clinics in operation at end of period                                       34           20

    Contract Therapy
    Number of locations at end of period                                              77           42

    Staffing
    Weeks worked                                                                  27,430         7,195

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Operating revenues during the first quarter 1999 increased by $25,621,000, or 58.8%, to $69,185,000 as compared to the first quarter of 1998. Acquisitions accounted for substantially all of the net increase as increases in inpatient, outpatient and nurse travel revenues were offset by a decline in therapy staffing revenue. Inpatient unit revenue increased by $2,225,000. A 10.6% increase in the average number of inpatient units from 118.7 to 131.3 units, and an increase in the average daily billable census per inpatient unit of 2.8% from
14.4 to 14.8, generated a 13.8% increase in billable patient days to 174,583 and an 8.3% increase in revenue from inpatient units. The increase in billable census per unit for inpatient units is primarily attributable to a 4.7% increase in admissions per unit, offset by a 1.8% decline in average billable length of stay. The decline in average length of stay reflects the continued trend of reduced rehabilitation lengths of stay. The increase in billable patient days was offset by a 4.9% decrease in average per diem billing rates, reflecting lower per diem billing rates for subacute units subject to the Balanced Budget Act of 1997 ("BBA"). Outpatient revenue increased 136.8% to $6,356,000 reflecting $986,000 from the July 1998 acquisition of RCSA, an increase in the average number of outpatient clinics managed from 18.5 to 35.7 (including 12 from RCSA) and an increase in units of service per clinic. Contract therapy revenue increased 2.9% to $2,778,000 reflecting $1,529,000 from the acquisition of Therapeutic Systems in September 1998, offset by a 42.8% decrease in revenue per unit to $36,796, reflecting lower reimbursement rates under the BBA. Staffing revenue increased 164.9% to $31,102,000, reflecting the addition of $23,404,000 in per diem nurse staffing revenue achieved through the August 1998 acquisition of StarMed and an increase in travel nursing staffing revenue of $5,428,000, offset by an approximate $9,441,000 decrease in therapy staffing revenues. Demand for therapists has declined significantly as a result of the implementation of a prospective payment system for skilled nursing facilities and units.

     Operating expenses for the three months ending March 31, 1999 increased by $19,743,000, or 66.4%, to $49,478,000 as compared to the three months ending March 31, 1998. Acquisitions accounted for substantially all of the net increase. A $3,226,000 increase in operating expenses attributable to the increase in patient days and units of services was offset by decreased therapy staffing costs.

     The excess of operating expenses over operating revenues associated with non-exempt units decreased from $132,000 to $99,000, on an increase in the average number of non-exempt units from 3.0 to 4.0. The per unit average excess


                                    10 of 16
of operating expenses over operating revenues decreased from $44,000 to $25,000 reflecting an increase in the average billable census per unit from 2.8 to 5.5. The average excess of operating expenses over operating revenues for units during their non-exempt year can range to as high as $150,000 to $200,000.

     General and administrative expenses increased $4,213,000, or 55.4%, to $11,811,000, reflecting increases in corporate office expenses as well as marketing, business development, operations and professional services in support of the increase in units, plus the addition of general and administrative expenses of companies acquired.

     Depreciation and amortization increased $316,000 reflecting an increase in goodwill from acquisitions.

     Interest expense increased $372,000 reflecting interest on additional debt issued in the 1998 acquisitions.

     Earnings before income taxes and cumulative effect of change in accounting principle increased by $944,000, or 19.9%, to $5,686,000. The provision for income taxes for 1999 was $2,256,000 compared to $1,950,000 in 1998, reflecting effective income tax rates of 39.7% and 41.1%, respectively. Earnings before cumulative effect of change in accounting principle increased by $638,000, or 22.9%, to $3,430,000. The cumulative effect of change in accounting principle of $776,000 represents the after-tax charge related to the adoption, effective January 1, 1998, of Statement of Position No. 98-5 Reporting on the Costs of Start-up Activities. Net earnings increased by $1,414,000, or 70.1%, to $3,430,000. Diluted earnings per share increased 62.1% to $.47 from $.29 on a 2.6% increase in the weighted-average shares and assumed conversions outstanding. The cumulative effect of change in accounting principle reduced earnings per share by $.11 in 1998 with no comparable reduction in 1999. Excluding the cumulative effect of the change in accounting principle, diluted earnings per share increased 17.5% from $.40 in 1998 to $.47 in 1999. The increase in shares outstanding is attributable primarily to stock option exercises and shares issued in the 1998 acquisitions, offset by a decrease in the dilutive effect of stock options resulting from a decrease in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options.

Liquidity and Capital Resources

     As of March 31, 1999, the Company had $9,855,000 in cash and current marketable securities and a current ratio of 1.6:1. Working capital increased by $1,370,000 as of March 31, 1999, compared to December 31, 1998, reflecting cash generated by operations.

     Net accounts receivable were $46,652,000 at March 31, 1999, compared to $46,349,000 at December 31, 1998. The number of days average net revenue in net receivables was 60.7 at March 31, 1999 compared to 63.8 at December 31, 1998.

     The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital and capital expansion requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $30,000,000 revolving line of credit with no balance outstanding as of March 31, 1999. Additionally, a letter of credit was outstanding in the amount of

                                    11 of 16

$2,000,000, which reduces the amount the Company could borrow under the revolving line of credit.

Year 2000

     The Company is subject to risks associated with "Year 2000" compliance, a term which refers to the ability of various data processing hardware and software systems to interpret dates correctly after the beginning of January 1, 2000.

     The Company has developed a plan that includes five phases relating to awareness, assessment, renovation, validation and implementation. The plan establishes a time table and summarizes each major phase of the project and the estimated costs to renovate the systems in preparation for year 2000. Status of the project is regularly reported to the Board of Directors.

     The awareness phase included a communication of Year 2000 compliance issues and the potential ramifications to the Company, education and identification of key systems. The assessment phase included the inventorying of systems that may be impacted by Year 2000 issues. Systems were then prioritized from critical to non critical, based upon the potential adverse effect on the financial condition of the Company in the event of loss or interruption in the use of each system.

     Most of the Company's systems are purchased from or outsourced to industry-known vendors and are generally used in their standard configuration including payroll/human resources, accounting, word processing and spread sheets. Other systems such as recruiting and clinical systems will be replaced by or converted to Year 2000 compatible systems. The Company has closely reviewed the Year 2000 progress as reported by each vendor. The Company has been assured by certain of these vendors, that new Year 2000 compliant systems have been installed. In all other cases, compliant systems will be delivered in time for installation and testing prior to year end 1999. Where possible, the company is testing its systems in a non-operating environment.

     The Company's costs associated with Year 2000 implementation will be reduced due to its outsourcing arrangements; however, incremental direct costs have been incurred in updating telephone and accounting systems in the amount of $80,000, and accelerated capital improvements of $40,000. Although the Company estimates that additional costs will be minimal, unforeseen circumstances could develop in implementing the plan that could result in the cost varying significantly from current estimates.

     The final phase of the action plan is the implementation of remediated and other systems into the operating environment of the Company. For those systems that have not yet been delivered, the Company expects delivery of compliant systems not later than the second quarter of 1999. The final phase of the plan is scheduled to be completed by June 30, 1999. Concurrent with the development and execution of the plan is the evolution of a contingency plan that includes procedures to be followed should a system fail.

     The Company is also completing an assessment of Year 2000 risks relating to its lines of business separate from its dependence on data processing. The assessment includes corresponding with customers to ascertain their overall preparedness regarding Year 2000 risks. The plan also provides for the identification and communication with significant non-data processing third-party vendors regarding their preparedness for Year 2000 risks. It is not

                                    12 of 16
possible to quantify the overall potential adverse effects to the compliance. The failure of a customer to prepare adequately for Year 2000 could have a significant adverse effect on such customer's operations and profitability, which, in turn, could inhibit its ability to pay for the Company's services in accordance with their terms. Failure of a non-data vendor to prepare adequately for Year 2000 could have a significant adverse effect on the vendor's operations, which, in turn, could inhibit the vendor's ability to deliver purchased goods and services to the Company in a timely manner. The Company also recognizes the importance of the Year 2000 compliance by customers, payment sources, and vendors to the Company's customers and vendors. The Company must necessarily rely upon the compliance programs of these third parties.

     The Company does not anticipate any material disruption in operations as the result of any failure by the Company or its subsidiaries. While the Company is making a substantial effort to become Year 2000 compliant, there is no assurance the failure to adequately address all issues relating to the Year 2000 issue would not have a material adverse effect on its financial condition or results of operations.

Part II. - OTHER INFORMATION

Item 4. - Submission of Matters to Security Holders

     The Annual Meeting of Stockholders of the Company was held on Friday, April 30, 1999, at which time the stockholders voted to elect the six incumbent directors to hold office until the next annual meeting of stockholders of the Company or until their successors have been duly elected and qualified. Also, the stockholders voted on a proposal to adopt the RehabCare Group, Inc. Amended and Restated 1996 Long-Term Performance Plan and the RehabCare Group, Inc. 1999 Non-Employee Director Stock Plan. The names of each of the directors of the Company who were reelected at the Annual Meeting and the votes cast "FOR" or for which authority to vote was "WITHHELD" is as follows:


Name                                    For                   Withheld Authority

William G. Anderson                  5,521,121                      311,776
Alan C. Henderson                    5,521,496                      311,401
Richard E. Ragsdale                  5,521,259                      311,638
John H. Short                        5,521,896                      311,001
H. Edwin Trusheim                    5,519,809                      313,088
Theodore M. Wight                    5,521,146                      311,751

     Regarding the proposal to adopt the Amended and Restated 1996 Long-Term Performance Plan, the votes cast were 2,194,725 "FOR", 2,152,026 "AGAINST", and 36,380 "ABSTAIN".

     Regarding the proposal to adopt the Non-Employee Director Stock Plan, the votes cast were 2,369,069 "FOR", 1,965,570 "AGAINST", and 48,492 "ABSTAIN".




                                    13 of 16

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10.1 RehabCare Group, Inc. Amended and Restated 1996 Long-Term Performance Plan (filed as Appendix A to the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference)

               10.2 RehabCare Group, Inc. 1999 Non-Employee Director Stock Plan (filed as Appendix B to the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference)

               27      Financial Data Schedule

         (b)   Reports on Form 8-K

                       None

                                    14 of 16

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           REHABCARE GROUP, INC.

May 13, 1999

                                           By
                                             -----------------------------------
                                                            John R. Finkenkeller
                                                       Senior Vice President and
                                                         Chief Financial Officer
                                                      (Chief Accounting Officer)


                                    15 of 16

                                  EXHIBIT INDEX

                                                                     Page Number
                                                                     -----------

10.1 RehabCare  Group,  Inc.  Amended and Restated 1996 Long-Term
     Performance  Plan (filed as  Appendix A to the  Registrant's
     Proxy Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference)

10.2 RehabCare Group, Inc. 1999 Non-Employee  Director Stock Plan
     (filed as Appendix B to the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference)

27   Financial Data Schedule


                                                                 Not included in
                                                                 paper filing









                            16 of 16