Form 10-Q
period 1999-06-30
REHABCARE GROUP INC
filed 1999-08-16
CIK 812191

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

                  For the quarterly period ended June 30, 1999

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

                                      Yes    X                 No


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                             Outstanding at August 12, 1999
--------------------------------------            ------------------------------
Common Stock, par value $.01 per share                        6,609,115


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     1 of 16

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

 Item 1. - Condensed Consolidated Financial Statements

   Condensed consolidated balance sheets,
      June 30, 1999 (unaudited) and December 31, 1998                       3

   Condensed consolidated statements of earnings for the three
      months and six months ended June 30, 1999 and 1998 (unaudited)        4

   Condensed  consolidated  statements  of  comprehensive  earnings for the three months and six months ended June 30, 1999 and 1998 (unaudited)  5

   Condensed consolidated statements of cash flows for the
      six months ended June 30, 1999 and 1998 (unaudited)                   6

   Notes to condensed consolidated financial statements (unaudited)         7

 Item 2. - Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                     10

Part II. - Other Information

 Item 2. - Changes in Securities and Use Of Proceeds                       15

 Item 6. - Exhibits and Reports on Form 8-K                                15

 Signatures                                                                16





















                                     2 of 16

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements

                              REHABCARE GROUP, INC.

                      Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)


                                                                             June 30,         December 31,
                                                                               1999              1998
                                                                            (unaudited)

Assets:
Current assets:
     Cash and cash equivalents                                               $1,456            $5,666
     Marketable securities, available-for-sale                                3,017             3,017
     Accounts receivable, net of allowance for doubtful
        accounts of $4,161 and $3,404, respectively                          50,428            46,349
     Deferred tax assets                                                      3,359             3,382
     Prepaid expenses and other current assets                                  793               938
                                                                            -------           -------
        Total current assets                                                 59,053            59,352
                                                                            -------           -------

Marketable securities, trading, noncurrent                                    1,646             1,240
                                                                            -------           -------

Equipment and leasehold improvements, net                                     4,977             4,537
                                                                            -------           -------
Other assets:
     Excess of cost over net assets acquired, net                            90,877            86,285
     Deferred contract costs, net                                             1,345             1,184
     Investments in nonconsolidated subsidiaries                              1,684             1,648
     Other                                                                    2,959             2,624
                                                                            -------           -------
        Total other assets                                                   96,865            91,741
                                                                            -------           -------
                                                                           $162,541          $156,870
                                                                            =======           =======
Liabilities and Stockholders' Equity:
Current liabilities:
     Revolving credit facility                                             $  2,000          $     --
     Current portion of long-term debt                                       11,636            11,926
     Accounts payable                                                         2,614             2,179
     Accrued salaries and wages                                              14,967            14,049
     Accrued expenses                                                         8,040             8,601
     Income taxes payable                                                     1,717             1,991
                                                                            -------           -------
        Total current liabilities                                            40,974            38,746
                                                                            -------           -------

Deferred compensation and other long-term liabilities                         3,523             3,084
                                                                            -------           -------
Deferred tax liabilities                                                      1,101               955
                                                                            -------           -------
Long-term debt, less current portion                                         48,315            53,929
                                                                            -------           -------

Stockholders' equity:
     Common stock, $.01 par value; authorized 20,000,000
        shares, issued 7,765,187 and 7,657,391 shares,
        respectively                                                             78                77
     Additional paid-in capital                                              31,970            30,654
     Retained earnings                                                       54,545            47,390
     Less common stock held in treasury at cost,
        1,166,234 shares                                                    (17,975)          (17,975)
     Accumulated other comprehensive earnings                                    10                10
                                                                            -------           -------
        Total stockholders' equity                                           68,628            60,156
                                                                            -------           -------
                                                                           $162,541          $156,870
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

                                     3 of 16


                              REHABCARE GROUP, INC.

                  Condensed Consolidated Statements of Earnings
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                              Three Months Ended               Six Months Ended
                                                                     June 30,                      June 30,
                                                               1999          1998               1999       1998
                                                               -------------------            ------------------
Operating revenues                                           $ 73,675     $ 42,967         $ 142,860     $ 86,531
Costs and expenses:
    Operating expenses                                         52,969       29,191           102,447       58,926
    General and administrative                                 12,342        7,533            24,153       15,131
    Depreciation and amortization                               1,260          898             2,468        1,790
                                                              -------      -------           -------      -------
       Total costs and expenses                                66,571       37,622           129,068       75,847
                                                              -------      -------           -------      -------

Operating earnings                                              7,104        5,345            13,792       10,684

Interest income                                                    49           70               114          124
Interest expense                                                 (997)        (659)           (2,062)      (1,352)
Other Income                                                       32           52                30           94
                                                              -------        -------          -------      -------
Earnings before income taxes and cumulative
      effect of change in accounting principle                  6,188        4,808            11,874        9,550
Income taxes                                                    2,463        1,925             4,719        3,875
                                                              -------      -------           -------      -------

Earnings before cumulative effect of
       change in accounting principle                           3,725        2,883             7,155        5,675

Cumulative effect of change in accounting
       for start-up costs, net of tax                              --           --                --         (776)
                                                              -------      -------           -------      -------

Net earnings                                                 $  3,725     $  2,883          $  7,155     $  4,899
                                                              =======      =======           =======      =======

Net earnings per common share:
       Basic
         Earnings before cumulative effect of
             change in accounting principle                  $    .57     $    .48          $   1.10     $    .95
         Cumulative effect of change in
             accounting for start-up costs                         --           --                --         (.13)
                                                              -------      -------           -------      -------
         Net earnings                                        $    .57     $    .48          $   1.10     $    .82
                                                              =======      =======           =======      =======

       Diluted
         Earnings before cumulative effect of
             change in accounting principle                  $    .51     $    .41          $    .99     $    .81
         Cumulative effect of change in
             accounting for start-up costs                         --           --                --         (.11)
                                                              -------      -------           -------    -------
         Net earnings                                        $    .51     $    .41          $    .99     $    .70
                                                              =======      =======           =======      =======
Weighted average number of common shares outstanding:
       Basic                                                    6,553        6,005             6,520        5,962
                                                              =======      =======           =======      =======
       Diluted                                                  7,371        7,212             7,339        7,172
                                                              =======      =======           =======      =======

       See  notes  to  condensed   consolidated  financial statements.


                                     4 of 16


                              REHABCARE GROUP, INC.

       Condensed Consolidated Statements of Comprehensive Earnings
                       (Amounts in thousands)
                             (Unaudited)

                                                                    Three Months Ended        Six Months Ended
                                                                        June 30,                   June 30,
                                                                    1999       1998            1999       1998
                                                                    ------------------        ----------------
Net earnings                                                      $ 3,725     $ 2,883        $ 7,155    $ 4,899

Other comprehensive earnings, net of tax -
     Unrealized holding gains (losses) arising
         during period on securities                                   --         (30)            --         30
                                                                   ------       ------        ------     ------

Comprehensive earnings                                            $ 3,725     $ 2,853        $ 7,155    $ 4,929
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


                                     5 of 16


                              REHABCARE GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                1999              1998
                                                                                -----------------------
Cash flows from operating activities:
    Net earnings                                                                 $7,155          $4,899
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
       Cumulative effect of change in accounting
          for start-up costs                                                         --             776
       Depreciation and amortization                                              2,468           1,790
       Provision for losses on accounts receivable                                1,120             380
       Equity in loss (earnings) of affiliate                                         1             (82)
       Increase (decrease) in deferred compensation                                 472            (786)
       Increase in accounts receivable, net                                      (5,016)         (1,105)
       Decrease (increase) in prepaid expenses and
          other current assets                                                      165            (243)
       Decrease (increase) in other assets                                          (65)            347
       Increase (decrease) in accounts payable
          and accrued expenses                                                     (258)            650
       Increase in accrued salaries and wages                                       796           2,868
       Decrease in income taxes payable and deferred                               (232)           (243)
                                                                                   -----           -----
          Net cash provided by operating activities                                6,606          9,251
                                                                                   -----           -----

Cash flows from investing activities:
    Additions to equipment and leasehold improvements,net                        (1,145)           (499)
    Purchase of marketable securities                                              (495)           (349)
    Deferred contract costs                                                        (325)           (150)
    Proceeds from sale/maturities of investments                                     89           1,344
    Cash paid in acquisition of businesses,
      net of cash received                                                       (4,889)         (2,404)
    Other                                                                          (714)           (773)
                                                                                  -----           -----
           Net cash used in investing activities                                 (7,479)         (2,831)
                                                                                  -----           -----

Cash flows from financing activities:
       Proceeds from issuance of notes payable                                      750              --
       Payments on long-term debt                                                (6,654)         (8,038)
       Proceeds from revolving credit facility, net                               2,000              35
       Exercise of stock options, including tax benefit                             567           4,014
                                                                                 -----            -----
            Net cash used in financing activities                                (3,337)         (3,989)
                                                                                  -----           -----

            Net increase (decrease) in cash and cash
               equivalents                                                       (4,210)          2,431

Cash and cash equivalents at beginning of period                                  5,666           1,975
                                                                                  -----           -----

Cash and cash equivalents at end of period                                       $1,456          $4,406
                                                                                  =====           =====

   See  notes  to  condensed   consolidated   financial statements.




                                     6 of 16

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. - Basis of Presentation

        The condensed consolidated balance sheets and related condensed consolidated statements of earnings, comprehensive earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the fiscal year.

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

Note 2. - Acquisitions

        On July 31, 1998, the Company acquired Rehabilitative Care Systems of America, Inc. ("RCSA"), a provider of program outpatient therapy, for consideration consisting of cash and stock. On August 17, 1998, the Company acquired StarMed Staffing, Inc. ("StarMed"), a provider of nurse staffing, and certain related entities for cash from Medical Resources, Inc. On September 9, 1998, the Company acquired Therapeutic Systems, Ltd. ("Therapeutic Systems"), a provider of contract therapy, for consideration consisting of cash, stock and notes. The aggregate purchase prices for these acquisitions paid at closing was $41,150,000, consisting of $37,950,000 in cash, 130,426 shares of stock and $1,000,000 in subordinated notes. An additional $2,000,000 in cash consideration in the purchase of StarMed has been deferred until certain contingencies expire and is secured by a bank letter of credit held by a third-party escrow agent. Additional consideration of up to $4,950,000 may be paid to the former stockholders of RCSA, contingent upon the retention of clients, and Therapeutic Systems, contingent upon the attainment of certain financial goals over the next three years. The cash purchase price was funded by an increase in the Company's bank credit facility to $90,000,000. Goodwill of approximately $33,000,000 related to the acquisitions is being amortized over 40 years.

        On May 20, 1999 the Company acquired Salt Lake Physical Therapy Associates, Inc. ("Salt Lake"), a provider of physical, occupational and speech therapy through hospital contracts, a freestanding clinic and home health agencies for $4,500,000, consisting of cash, stock and subordinated notes.
Additional consideration of up to $1,900,000 may be paid to the former stockholders contingent upon the attainment of certain financial goals over the next three years. Goodwill of approximately $4,700,000 is being amortized over 40 years.


                                     7 of 16


Note 3. - Earnings per Share
                                                            Three Months Ended               Six Months Ended
                                                                   June 30,                       June 30,
                                                       1999              1998           1999              1998
                                                       -------------------------        -------------------------
Numerator:
Numerator for basic earnings
    per share - earnings available
    to common stockholders
    (net earnings)                                     $3,725,000     $2,883,000        $7,155,000     $4,899,000

Effect of dilutive securities -
    after-tax interest on convertible
    subordinated promissory notes                          56,000         56,000           112,000        112,000
                                                        ---------      ---------         ---------      ---------

Numerator for diluted earnings per
    share - earnings available to
    common stockholders after assumed
    conversions                                        $3,781,000     $2,939,000        $7,267,000     $5,011,000
                                                        =========      =========         =========      =========

Denominator:
Denominator for basic earnings per
    share - weighted-average shares
    outstanding                                         6,553,000      6,005,000         6,520,000      5,962,000

Effect of dilutive securities:
    Stock options                                         395,000        665,000           396,000        668,000
    Convertible subordinated
        promissory notes                                  423,000        423,000           423,000        423,000
    Contingently issuable shares                               --        119,000                --        119,000
                                                        ---------      ---------         ---------      ---------

Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions                      7,371,000      7,212,000         7,339,000      7,172,000
                                                        =========      =========         =========      =========

Basic earnings per share                                     $.57           $.48             $1.10           $.82
                                                              ===            ===              ====            ===

Diluted earnings per share                                   $.51           $.41              $.99           $.70
                                                              ===            ===               ===            ===


Note 4. - Industry Segment Information

    The Company operates in two business segments that are managed separately based on fundamental differences in operations: program management and staffing. The program management segment includes the management of acute rehabilitation and skilled nursing units, outpatient programs and contract therapy services. The staffing segment includes staffing of nurses and therapists on a temporary and permanent basis. All of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months and six months ended June 30, 1999 and 1998 in each industry segment is as follows:




                                     8 of 16


                                            Three Months Ended                          Six Months Ended
                                                 June 30,                                    June 30,
                                         1999                    1998                1999               1998
                                    -----------------------------------         --------------------------------
Revenues from
Unaffiliated
Customers
Program management                    $ 39,604,000          $ 33,827,000         $ 77,738,000       $ 65,973,000
Staffing                              $ 34,058,000          $  9,140,000         $ 65,122,000       $ 20,558,000
                                      ------------          ------------         ------------       ------------
Total                                 $ 73,675,000          $ 42,967,000         $142,860,000       $ 86,531,000
                                      ============          ============         ============       ============

Operating Earnings
Program management                    $  6,646,000           $ 5,561,000         $ 12,351,000       $ 10,303,000
Staffing                              $    458,000           $  (216,000)        $  1,441,000       $    381,000
                                      ------------           ----------         -------------       ------------
Total                                 $  7,104,000           $ 5,345,000         $ 13,792,000       $ 10,684,000
                                      ============            ==========         ============       ============

Total Assets
Program management                    $ 90,970,000          $ 70,608,000         $ 90,970,000       $ 70,608,000
Staffing                              $ 71,571,000          $ 30,611,000         $ 71,571,000       $ 30,611,000
                                      ------------          ------------         ------------       ------------
Total                                 $162,541,000          $101,219,000         $162,541,000       $101,219,000
                                      ============          ============         ============       ============

Depreciation and
Amortization
Program management                    $    828,000          $    646,000         $  1,607,000       $  1,298,000
Staffing                              $    432,000          $    252,000         $    861,000       $    492,000
                                      ------------          ------------         ------------       ------------
Total                                 $  1,260,000          $    898,000         $  2,468,000       $  1,790,000
                                      ============          ============         ============       ============

Capital
Expenditures
Program management                    $    492,000          $    262,000         $    831,000       $    362,000
Staffing                              $    202,000          $     95,000         $    316,000       $    159,000
                                      ------------          ------------         ------------       ------------
Total                                 $    694,000          $    357,000         $  1,147,000       $    521,000
                                      ============          ============         ============       ============


Note 5. - Subsequent Event

        On July 1, 1999, the Company purchased 100% of the capital stock of All Staff, Inc., a provider of per diem nurse staffing to health care providers for $2,100,000 consisting of cash, stock and subordinated notes. The acquisition has been accounted for by the purchase method of accounting, whereby the operating results of All Staff, Inc. will be included in the Company's results of operations commencing on the date of acquisition. Goodwill related to the acquisition will be amortized over 40 years.







                                     9 of 16

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


                                                                  Three Months Ended       Six Months Ended
    Operating Statistics                                                 June 30,               June 30,
    --------------------
                                                                   1999         1998          1999         1998
                                                                 ---------------------       -------------------
    Inpatient Units (Acute and Subacute)
    Average bed capacity                                            2,609       2,510          2,599       2,401
    Average billable length of stay (days)                           14.4        14.2           14.4        14.4
    Billable patient days served                                  174,459     160,068        349,042     313,421
    Admissions                                                     12,083      11,260         24,300      21,799
    Average daily billable census                                   1,917       1,759          1,928       1,732
    Average occupied beds per unit                                   14.7        13.9           14.7        14.1
    Total units in operation at end of period                         132         132            132         132

    Outpatient Clinics
    Patient visits                                                182,625      76,533        341,228     139,405
    Units of service                                              500,024     233,562        927,363     429,746
    Total clinics in operation at end of period                        40          22             40          22

    Contract Therapy
    Number of locations at end of period                               89          40             89          40

    Staffing
    Weeks worked                                                   30,322       6,061         57,752      13,256

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Operating revenues during the second quarter 1999 increased by $30,708,000, or 71.5%, to $73,675,000 as compared to the second quarter of 1998. Acquisitions accounted for 93.5% of the net increase. Other than the effects of acquisitions, increases in inpatient, outpatient and nurse travel revenues were offset by a decline in therapy staffing and contract therapy revenues. Inpatient unit revenue increased by $1,862,000. A 3.0% increase in the average number of inpatient units from 127.0 to 130.8 units, and an increase in the average daily billable census per inpatient unit of 5.8% from 13.9 to 14.7, generated a 9.0% increase in billable patient days to 174,459 and a 6.8% increase in revenue from inpatient units. The increase in billable census per unit for inpatient units is primarily attributable to a 4.2% increase in admissions per unit. The average billable length of stay was comparable. The increase in billable patient days was offset by a 2.0% decrease in average per

                                    10 of 16
diem billing rates, reflecting lower per diem billing rates for subacute units subject to the Balanced Budget Act of 1997 ("BBA"). Outpatient revenue increased 96.1% to $7,153,000 reflecting $747,000 from the July 1998 acquisition of RCSA, $520,000 from the May 1999 acquisition of Salt Lake, and an increase in the average number of outpatient clinics managed from 21.3 to 37.1 (including 10.0 from RCSA and 2.0 from Salt Lake) and an increase in units of service per clinic. Contract therapy revenue increased 14.8% to $3,275,000 reflecting $1,632,000 from the acquisition of Therapeutic Systems in September 1998, offset by a 45.1% decrease in revenue per unit to $38,850, reflecting lower volumes and reimbursement rates under the BBA.

         Staffing revenue increased 272.6% to $34,058,000, reflecting the addition of $25,819,000 in per diem nurse staffing revenue achieved through the August 1998 acquisition of StarMed and an increase in existing travel nursing staffing revenue of $6,859,000, offset by an approximate $7,738,000 decrease in therapy staffing revenues. Demand for therapists in the long-term care setting has declined significantly as a result of the implementation of a prospective payment system ("PPS")for skilled nursing facilities and units.

         Operating expenses for the three months ended June 30, 1999 increased by $23,778,000, or 81.5%, to $52,969,000 as compared to the three months ended June 30, 1998. Acquisitions accounted for 91.3% of the net increase. A $2,268,000 increase in operating expenses attributable to the increase in patient days and units of services was offset by an $850,000 decrease in therapy staffing and contract therapy costs.

         The aggregate excess of operating expenses over operating revenues associated with non-exempt units decreased from $172,000 to $83,000, on an increase in the average number of non-exempt units from 3.3 to 4.0. The per unit average excess of operating expenses over operating revenues decreased from $52,000 to $21,000 reflecting an increase in the average billable census per unit from 3.4 to 6.1. The average excess of operating expenses over operating revenues for units during their non-exempt year can range to as high as $150,000 to $200,000.

         General and administrative expenses increased $4,809,000, or 63.8%, to $12,342,000, reflecting increases in corporate office expenses as well as marketing, business development, operations and professional services in support of the increase in units, plus the addition of general and administrative expenses of companies acquired.

         Depreciation and amortization increased $362,000 reflecting an increase in goodwill from acquisitions.

         Interest expense increased $338,000 reflecting interest on additional debt funding the 1998 acquisitions.

         Earnings before income taxes increased by $1,380,000, or 28.7%, to $6,188,000. The provision for income taxes for 1999 was $2,463,000 compared to $1,925,000 in 1998, reflecting effective income tax rates of 39.8% and 40.0%, respectively. Net earnings increased by $842,000, or 29.2%, to $3,725,000. Diluted earnings per share increased 24.4% to $.51 from $.41 on a 2.2% increase in the weighted-average shares and assumed conversions outstanding. The increase in shares outstanding is attributable primarily to stock option exercises and shares issued in acquisitions, offset by a decrease in the dilutive effect of stock options resulting from a decrease in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options.


                                    11 of 16

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Operating revenues during the first six months of 1999 increased by $56,329,000, or 65.1%, to $142,860,000 as compared to the first six months of 1998. Acquisitions accounted for substantially all of the net increase as increases in inpatient, outpatient and nurse travel revenues were offset by a decline in therapy staffing revenue. Inpatient unit revenue increased by $4,087,000. A 6.8% increase in the average number of inpatient units from 122.8 to 131.1 units, and an increase in the average daily billable census per inpatient unit of 4.3% from 14.1 to 14.7, generated an 11.4% increase in billable patient days to 349,042 and a 7.6% increase in revenue from inpatient units. The increase in billable census per unit for inpatient units is primarily attributable to a 4.5% increase in admissions per unit. The average billable length of stay was comparable. The increase in billable patient days was offset by a 3.4% decrease in average per diem billing rates, reflecting lower per diem billing rates for subacute units subject to the BBA. Outpatient revenue increased 113.3% to $13,509,000 reflecting $1,733,000 from the July 1998 acquisition of RCSA, $520,000 from the May 1999 acquisition of Salt Lake, and an increase in the average number of outpatient clinics managed from 19.9 to 36.4 (including 8.8 from RCSA and 2.0 from Salt Lake) and an increase in units of service per clinic. Contract therapy revenue increased 9.0% to $6,053,000 reflecting $3,161,000 from the acquisition of Therapeutic Systems in September 1998, offset by a 43.8% decrease in revenue per unit to $75,761, reflecting lower volumes and reimbursement rates under the BBA.

         Staffing revenue increased 216.8% to $65,121,000, reflecting the addition of $49,224,000 in per diem nurse staffing revenue achieved through the August 1998 acquisition of StarMed and an increase in existing travel nursing staffing revenue of $12,279,000, offset by an approximate $16,934,000 decrease in therapy staffing revenues. Demand for therapists in the long-term care setting has declined significantly as a result of the implementation of a PPS for skilled nursing facilities and units.

         Operating expenses for the first six months of 1999 increased by $43,521,000, or 73.9%, to $102,447,000 as compared to the first six months of 1998. Acquisitions accounted for 94.8% of the net increase. A $5,659,000 increase in operating expenses attributable to the increase in patient days and units of services was offset by a $4,140,000 decrease in therapy staffing and contract therapy costs.

         The aggregate excess of operating expenses over operating revenues associated with non-exempt units decreased from $304,000 to $183,000, on an increase in the average number of non-exempt units from 3.2 to 4.0. The per unit average excess of operating expenses over operating revenues decreased from $96,000 to $46,000 reflecting an increase in the average billable census per unit from 3.1 to 5.8. The average excess of operating expenses over operating revenues for units during their non-exempt year can range to as high as $150,000 to $200,000.

         General and administrative expenses increased $9,022,000, or 59.6%, to $24,153,000, reflecting increases in corporate office expenses as well as marketing, business development, operations and professional services in support of the increase in units, plus the addition of general and administrative expenses of companies acquired.

         Depreciation and amortization increased $678,000 reflecting an increase in goodwill from acquisitions.

                                    12 of 16

         Interest expense increased $710,000 reflecting interest on additional debt funding the acquisitions.

         Earnings before income taxes and cumulative effect of change in accounting principle increased by $2,324,000, or 24.3%, to $11,874,000. The provision for income taxes for 1999 was $4,719,000 compared to $3,875,000 in 1998, reflecting effective income tax rates of 39.7% and 40.6%, respectively. Earnings before cumulative effect of change in accounting principle increased by $1,480,000, or 26.1%, to $7,155,000. The cumulative effect of change in accounting principle of $776,000 represents the after-tax charge related to the adoption, effective January 1, 1998, of Statement of Position No. 98-5 Reporting on the Costs of Start-up Activities. Net earnings increased by $2,256,000, or 46.1%, to $7,155,000. Diluted earnings per share increased 41.4% to $.99 from $.70 on a 2.3% increase in the weighted-average shares and assumed conversions outstanding. The cumulative effect of change in accounting principle reduced earnings per share by $.11 in 1998 with no comparable reduction in 1999. Excluding the cumulative effect of the change in accounting principle, diluted earnings per share increased 22.2% from $.81 in 1998 to $.99 in 1999. The increase in shares outstanding is attributable primarily to stock option exercises and shares issued in acquisitions, offset by a decrease in the dilutive effect of stock options resulting from a decrease in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options.

Liquidity and Capital Resources

         As of June 30, 1999, the Company had $4,473,000 in cash and current marketable securities and a current ratio of 1.4:1. Working capital decreased by $2,527,000 as of June 30, 1999, compared to December 31, 1998, primarily reflecting the cash paid in the acquisition of Salt Lake.

         Net accounts receivable were $50,428,000 at June 30, 1999, compared to $46,349,000 at December 31, 1998. The number of days average net revenue in net receivables was 62.3 at June 30, 1999 compared to 63.8 at December 31, 1998.

         The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital and capital expansion requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $30,000,000 revolving line of credit with a balance outstanding as of June 30, 1999 of $2,000,000. Additionally, a letter of credit was outstanding in the amount of $2,000,000, which reduces the amount the Company could borrow under the revolving line of credit.

Year 2000

         The Company is subject to risks associated with "Year 2000" compliance, a term which refers to the ability of various data processing hardware and software systems to interpret dates correctly beginning January 1, 2000.

         The Company has developed a plan that includes five phases relating to awareness, assessment, renovation, validation and implementation. The plan establishes a time table and summarizes each major phase of the project and the estimated costs to renovate the systems in preparation for year 2000. Status of the project is regularly reported to the Board of Directors.

                                    13 of 16

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

         Most of the Company's systems are purchased from or outsourced to industry-known vendors. The data systems purchased by the Company and used in their standard configuration include accounting, word processing and spread sheets. These systems have been installed and tested for Year 2000 compliance. The Company's payroll/human resources is outsourced and the Company has been assured by these vendors that new Year 2000 compliant systems have been installed. Other systems such as recruiting and clinical systems have been replaced by or converted to Year 2000 compatible systems. The Company has closely reviewed the Year 2000 progress as reported by each vendor. Where possible, the Company is testing its systems in a non-operating environment.

         The Company's costs associated with Year 2000 implementation will be reduced due to its outsourcing arrangements; however, incremental direct costs have been incurred in updating telephone and accounting systems in the amount of $100,000, and accelerated capital improvements of $40,000. Although the Company estimates that additional costs will be minimal, unforeseen circumstances could develop in implementing the plan that could result in the cost varying significantly from current estimates.

         The final phase of the action plan is the implementation of remediated and other systems into the operating environment of the Company. The final phase of the plan has been completed. Concurrent with the development and execution of the plan is the evolution of a contingency plan that includes procedures to be followed should a system fail.

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


                                    14 of 16

Part II. - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

         On May 20, 1999,  the Company  completed  the private  placement  under
Section 4(2) of the Securities Act of 1933, as amended, of an aggregate of 43,153 shares of the Company's Common Stock to the former shareholders of Salt Lake. The Common Stock was issued as part of the consideration paid by the Company in connection with the Company's acquisition of all of the voting securities of Salt Lake. On the date of issuance, the Common Stock had a deemed value for purposes of the transaction of $750,000.

         On June 30, 1999,  the Company  completed the private  placement  under
Section 4(2) of the Securities Act of 1933, as amended, of an aggregate of 5,280 shares of the Company's Common Stock to a former shareholder of AllStaff, Inc. The Common Stock was issued as part of the consideration paid by the Company in connection with the Company's acquisition of all of the voting securities of AllStaff, Inc. On the date of issuance, the Common Stock had a deemed value for purposes of the transaction of $100,000.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits

             27 Financial Data Schedule

      (b) Reports on Form 8-K

             None

                                    15 of 16

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         REHABCARE GROUP, INC.

August 13, 1999

                            By /s/ John R. Finkenkeller
                               -------------------------
                               John R. Finkenkeller
                               Senior Vice President and
                               Chief Financial Officer
                              (Chief Accounting Officer)


                                    16 of 16

                            EXHIBIT INDEX

Number                                                      Page

27  Financial Data Schedule                                   18