Form 10-Q
period 1999-09-30
REHABCARE GROUP INC
filed 1999-11-16
CIK 812191

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


                                     FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1999

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

                        Yes    X                 No


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                           Outstanding at November 12, 1999
--------------------------------------          --------------------------------
Common Stock, par value $.01 per share                     6,658,136


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    1 OF 15

                                   REHABCARE GROUP, INC.

                                       Index



Part I. - Financial Information

    Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        September 30, 1999 (unaudited) and December 31, 1998               3

      Condensed consolidated statements of earnings for the three months and nine months ended September 30, 1999 and
        1998 (unaudited)                                                   4

      Condensed consolidated  statements of comprehensive earnings for the three months and nine months ended
      September 30, 1999 and 1998 (unaudited)                              5

      Condensed consolidated statements of cash flows for the
        nine months ended September 30, 1999 and 1998 (unaudited)          6

      Notes to condensed consolidated financial statements (unaudited)     7

    Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  9

Part II. - Other Information

    Item 6. - Exhibits and Reports on Form 8-K                            14

    Signatures                                                            15


                                    2 of 15

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements

                                   REHABCARE GROUP, INC.

                           Condensed Consolidated Balance Sheets
                               (Dollar amounts in thousands)

                                                    September 30,  December 31,
                                                        1999          1998
                                                     (unaudited)
Assets:
Current assets:
    Cash and cash equivalents                         $  1,517     $  5,666
    Marketable securities, available-for-sale            3,017        3,017
    Accounts receivable, net of allowance for doubtful
      accounts of $4,116 and $3,404, respectively       53,046       46,349
    Deferred tax assets                                  4,848        3,382
    Prepaid expenses and other current assets            1,074          938
                                                       -------      -------
      Total current assets                              63,502       59,352
                                                       -------      -------

Marketable securities, trading, noncurrent               1,691        1,240
                                                       -------      -------

Equipment and leasehold improvements, net                5,001        4,537
                                                       -------      -------
Other assets:
    Excess of cost over net assets acquired, net        92,486       86,285
    Deferred contract costs, net                         1,059        1,184
    Investments in nonconsolidated subsidiaries          1,624        1,648
    Other                                                2,783        2,624
                                                       -------      -------
      Total other assets                                97,952       91,741
                                                       -------      -------
                                                      $168,146     $156,870
                                                       =======      =======
Liabilities and Stockholders' Equity:
Current liabilities:
    Revolving credit facility                         $  2,150     $     --
    Current portion of long-term debt                   11,636       11,926
    Accounts payable                                     2,102        2,179
    Accrued salaries and wages                          15,341       14,049
    Accrued expenses                                     9,919        8,601
    Income taxes payable                                 2,957        1,991
                                                       -------      -------
      Total current liabilities                         44,105       38,746
                                                       -------      -------

Deferred compensation and other long-term
   liabilities                                           3,541        3,084
                                                       -------      -------
Deferred tax liabilities                                 1,449          955
                                                       -------      -------
Long-term debt, less current portion                    45,876       53,929
                                                       -------      -------

Stockholders' equity:
    Common stock, $.01 par value; authorized 20,000,000
      shares, issued 7,820,358 and 7,657,391 shares,
      respectively                                          78           77
    Additional paid-in capital                          32,285       30,654
    Retained earnings                                   58,778       47,390
    Less common stock held in treasury at cost,
      1,166,234 shares                                 (17,975)     (17,975)
    Accumulated other comprehensive earnings                 9           10
                                                       -------      -------
      Total stockholders' equity                        73,175       60,156
                                                       -------      -------
                                                      $168,146     $156,870
                                                       =======      =======

             See notes to condensed consolidated financial statements.

                                    3 0F 15


                                REHABCARE GROUP, INC.

                    Condensed Consolidated Statements of Earnings
                    (Amounts in thousands, except per share data)
                                     (Unaudited)

                                           Three Months Ended      Nine Months Ended
                                               September 30,         September 30,

                                               1999       1998        1999      1998
                                               ----       ----        ----      ----
Operating revenues                         $ 79,663   $ 54,050    $222,523  $140,581
Costs and expenses:
   Operating expenses                        57,208     37,799     159,655    96,725
   General and administrative                13,125      9,277      37,278    24,408
   Depreciation and amortization              1,339      1,039       3,807     2,829
                                            -------    -------     -------   -------
     Total costs and expenses                71,672     48,115     200,740   123,962
                                            -------    -------     -------   -------

Operating earnings                            7,991      5,935      21,783    16,619

Interest income                                  71         61         185       185
Interest expense                             (1,029)      (866)     (3,091)   (2,218)
Other income (expense)                          (12)        17          18       111
                                            -------    -------     -------   -------
Earnings before income taxes and cumulative
     effect of change in accounting principle 7,021      5,147      18,895    14,697
Income taxes                                  2,788      2,075       7,507     5,950
                                            -------    -------     -------   -------

Earnings before cumulative effect of
     change in accounting principle           4,233      3,072      11,388     8,747

Cumulative effect of change in accounting
     for start-up costs, net of tax              --         --          --      (776)
                                            -------    -------     -------   -------

Net earnings                               $  4,233   $  3,072    $ 11,388  $  7,971
                                            =======    =======     =======   =======
Net earnings per common share:
     Basic
       Earnings before cumulative effect of
           change in accounting principle  $    .64  $     .49    $   1.74  $   1.44
       Cumulative effect of change in
           accounting for start-up costs         --         --          --      (.13)
                                            -------    -------     -------   -------
       Net earnings                        $    .64  $     .49    $   1.74  $   1.31
                                            =======    =======     =======   =======
     Diluted
       Earnings before cumulative effect of
           change in accounting principle  $    .57  $     .43    $   1.56  $   1.23
       Cumulative effect of change in
           accounting for start-up costs         --         --          --      (.11)
                                            -------    -------     -------   -------
       Net earnings                        $    .57   $    .43    $   1.56  $   1.12
                                            =======    =======     =======   =======
Weighted average number of common shares outstanding:
     Basic                                    6,610      6,302       6,545     6,077
                                            =======    =======     =======   =======
     Diluted                                  7,478      7,348       7,386     7,236
                                            =======    =======     =======   =======



                 See notes to condensed consolidated financial statements.


                                    4 0F 15


                                 REHABCARE GROUP, INC.

              Condensed Consolidated Statements of Comprehensive Earnings
                                (Amounts in thousands)
                                      (Unaudited)

                                            Three Months Ended     Nine Months Ended
                                                 September 30,         September 30,
                                               1999       1998        1999      1998

Net earnings                                $ 4,233    $ 3,072     $11,388   $ 7,971

Other comprehensive earnings net of tax -
   Unrealized holding losses arising
       during period on securities               (1)      (345)         (1)     (315)
                                             ------     ------      ------    ------

Comprehensive earnings                      $ 4,232    $ 2,727     $11,387   $ 7,656
                                             ======     ======      ======    ======



              See notes to condensed consolidated financial statements.


                                    5 OF 15

                                REHABCARE GROUP, INC.

                   Condensed Consolidated Statements of Cash Flows
                               (Amounts in thousands)
                                     (Unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                               -------------
                                                             1999       1998
Cash flows from operating activities:
   Net earnings                                           $11,388     $7,971
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Cumulative effect of change in accounting
      for start-up costs                                       --        776
     Depreciation and amortization                          3,807      2,829
     Provision for losses on accounts receivable            1,972        599
     Increase (decrease) in deferred compensation             516       (735)
     Increase in accounts receivable, net                  (7,825)    (4,008)
     Increase in prepaid expenses and other current assets    (78)       (20)
     Decrease (increase) in other assets                      (87)       149
     Increase in accounts payable and accrued expenses      1,066      3,176
     Increase in accrued salaries and wages                   821      1,795
     Decrease in income taxes payable and deferred           (355)       (77)
                                                           ------     ------
         Net cash provided by operating activities         11,225     12,455
                                                           ------     ------

Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net  (1,484)    (1,180)
   Purchase of marketable securities                         (584)    (1,078)
   Deferred contract costs                                   (127)      (309)
   Proceeds from sale/maturities of investments               133      3,412
   Cash paid in acquisition of businesses,
      net of cash received                                 (7,263)   (41,567)
   Other                                                     (738)    (1,266)
                                                           ------     ------
         Net cash used in investing activities            (10,063)   (41,988)
                                                           ------     ------

Cash flows from financing activities:
   Proceeds from revolving credit facility, net             2,150         --
   Proceeds from issuance of notes payable                  1,250      1,000
   Payments on long-term debt                              (9,593)   (10,463)
   Proceeds from issuance of long-term debt                    --     36,400
   Exercise of stock options, including tax benefit           882      6,040
                                                           ------     ------
         Net cash provided by (used in)
            financing activities                          ( 5,311)    32,977
                                                           ------     ------

         Net increase (decrease) in cash and cash
            equivalents                                   ( 4,149)     3,444

Cash and cash equivalents at beginning of period            5,666      1,975
                                                           ------     ------

Cash and cash equivalents at end of period                $ 1,517     $5,419
                                                           ======     ======

              See notes to condensed consolidated financial statements.


                                    6 OF 15

                                   REHABCARE GROUP, INC.

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)

Note 1. - Basis of Presentation

      The condensed consolidated balance sheets and related condensed consolidated statements of earnings, comprehensive earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the fiscal year.

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

Note 2. - Acquisitions

      On July 31, 1998, the Company acquired Rehabilitative Care Systems of America, Inc. ("RCSA"), a provider of program outpatient therapy, for consideration consisting of cash and stock. On August 17, 1998, the Company acquired StarMed Staffing, Inc. ("StarMed"), a provider of nurse staffing, and certain related entities for cash from Medical Resources, Inc. On September 9, 1998, the Company acquired Therapeutic Systems, Ltd. ("Therapeutic Systems"), a provider of contract therapy, for consideration consisting of cash, stock and notes. The aggregate purchase prices for these acquisitions paid at closing was $41,150,000, consisting of $37,950,000 in cash, 130,426 shares of stock and $1,000,000 in subordinated notes. An additional $2,000,000 in cash consideration in the purchase of StarMed has been deferred until certain contingencies expire and is secured by a bank letter of credit held by a third-party escrow agent. Additional consideration of $202,000 was paid to the former stockholders of RCSA, based upon the retention of clients. The cash component of the purchase prices was funded by an increase in the Company's bank credit facility to $90,000,000. Goodwill of approximately $33,000,000 related to the acquisitions is being amortized over 40 years.

      On May 20, 1999 the Company acquired Salt Lake Physical Therapy Associates, Inc. ("Salt Lake"), a provider of physical, occupational and speech therapy through hospital contracts, a freestanding clinic and home health agencies for consideration, consisting of cash, stock and subordinated notes. On July 1, 1999, the Company purchased All Staff, Inc. ("All Staff"), a provider of supplemental nurse staffing to health care providers for consideration consisting of cash, stock and subordinated notes. The aggregate purchase prices for these acquisitions paid at closing was $6,600,000, consisting of $4,500,000 in cash, 48,433 shares of stock, and $1,250,000 in subordinated notes.
Additional consideration of up to $1,900,000 may be paid to the former stockholders of Salt Lake contingent upon the attainment of certain financial goals over the next three years. Additional consideration may be paid to the former stockholder of Salt Lake contingent upon the attainment of a minimum target growth in gross profit for the twelve-month period ending June 30, 2000. Goodwill of approximately $6,600,000 related to the acquisitions is being amortized over 40 years. The cash component of the purchase prices was funded by the Company's cash flow plus additional borrowings on its bank credit facility.

                                    7 OF 15


Note 3. - Earnings per Share
                                            Three Months Ended      Nine Months Ended
                                               September 30,          September 30,
                                            1999        1998        1999        1998
                                        (Amounts in thousands, except per share data)
Numerator:
Numerator for basic earnings
   per share - earnings available
   to common stockholders
   (net earnings)                         $4,233      $3,072     $11,388      $7,971

Effect of dilutive securities -
   after-tax interest on convertible
   subordinated promissory notes              56          56         168         168
                                           -----       -----      ------       -----

Numerator for diluted earnings per
   share - earnings available to
   common stockholders after assumed
   conversions                            $4,289      $3,128     $11,556      $8,139
                                           =====       =====      ======       =====

Denominator:
Denominator for basic earnings per
   share - weighted-average shares
   outstanding                             6,610       6,302       6,545       6,077

Effect of dilutive securities:
   Stock options                             445         386         418         499
   Convertible subordinated
      promissory notes                       423         423         423         423
   Contingently issuable shares               --         237          --         237
                                           -----       -----      ------       -----

Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions          7,478       7,348       7,386       7,236
                                           =====       =====      ======       =====

Basic earnings per share                  $  .64      $  .49     $  1.74      $ 1.31
                                           =====       =====      ======       =====

Diluted earnings per share                $  .57      $  .43     $  1.56      $ 1.12
                                           =====       =====      ======       =====

Note 4. - Industry Segment Information

   The Company operates in two business segments that are managed separately based on fundamental differences in operations: program management and staffing. The program management segment includes the management of acute rehabilitation and skilled nursing programs, outpatient programs and contract therapy services. The staffing segment includes staffing of nurses and other medical professionals on a temporary and permanent basis. All of the Company`s services are provided in the United States. Summarized information about the Company's operations for the three months and nine months ended September 30, 1999 and 1998 in each industry segment is as follows:


                                    8 OF 15

                                Three Months Ended             Nine Months Ended
                                   September 30,                 September 30,
                               1999            1998           1999          1998
                               ----            ----           ----          ----
                                             (Amounts in thousands)
Revenues from
Unaffiliated
Customers

Program management           $ 40,934        $ 36,751       $118,672      $102,724
Staffing                       38,729          17,299        103,851        37,857
                             --------        --------       --------      --------
Total                        $ 79,633        $ 54,050       $222,523      $140,581
                             ========        ========       ========      ========

Operating Earnings
Program management             $5,722          $5,814       $ 18,073      $ 16,117
Staffing                        2,269             121          3,710           502
                             --------        --------       --------      --------
Total                          $7,991          $5,935       $ 21,783      $ 16,619
                             ========        ========       ========      ========

Total Assets
Program management           $ 92,281        $ 82,534       $ 92,281      $ 82,534
Staffing                       75,865          67,159         75,865        67,159
                             --------        --------       --------      --------
Total                        $168,146        $149,693       $168,146      $149,693
                             ========        ========       ========      ========

Depreciation and
Amortization
Program management              $ 871           $ 705         $2,478        $2,003
Staffing                          468             334          1,329           826
                             --------        --------       --------      --------
Total                          $1,339          $1,039         $3,807        $2,829
                             ========        ========       ========      ========

Capital Expenditures
Program management              $ 187           $ 629         $1,018         $ 991
Staffing                          164              50            480           209
                             --------        --------       --------      --------
Total                           $ 351           $ 679         $1,498        $1,200
                             ========        ========       ========      ========



Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The Company provides physical medicine, rehabilitation and chronic care services in a variety of settings under multi-year contracts. These settings include distinct-part acute rehabilitation programs that may or may not be exempt from the Medicare Prospective Payment System ("PPS"), depending on their stage of development; subacute programs that are operated within licensed skilled nursing units; outpatient clinics, both on and off campus of the host hospital, and therapy services for long-term care facilities and school districts. The Company also is a contract provider of nurse and other medical staffing on a continuing and temporary basis to hospitals and long-term care facilities.



                                    9 OF 15

                                             Three Months Ended  Nine Months Ended
Operating Statistics                             September 30,       September 30,

                                                  1999     1998        1999    1998
                                                  ----     ----        ----    ----
Program Management:
    Inpatient Programs (Acute and Subacute)
    Average bed capacity                         2,574    2,640      2,591    2,481
    Average billable length of stay (days)        14.3     14.6       14.3     14.4
    Billable patient days served               171,479  170,623    520,521  484,044
    Admissions                                  12,035   11,708     36,335   33,507
    Average daily billable census                1,864    1,855      1,907    1,773
    Average occupied beds per program             14.2     13.9       14.5     14.0
    Total programs in operation at end of period   133      133        133      133

    Outpatient Clinics
    Patient visits                             210,904  106,474    547,895  245,879
    Units of service                           587,363  305,885  1,507,209  735,631
    Total clinics in operation at end of period     42       35         42       35

    Contract Therapy
    Number of locations at end of period           100       68        100       68

Staffing
    Weeks worked                                34,395   14,654     92,147   27,910


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

      Operating revenues during the third quarter 1999 increased by $25,613,000, or 47.4%, to $79,663,000 as compared to the third quarter of 1998. Acquisitions accounted for 73.9% of the net increase. Excluding the effects of acquisitions, increases in inpatient, outpatient and nurse travel staffing revenues were offset by a decline in subacute, therapy travel staffing and contract therapy revenues. Inpatient program revenue increased by $249,000 to $28,967,000. A 2.2% increase in the average daily billable census per inpatient program from 13.9 to
14.2 was offset by a 1.5% decrease in the average number of inpatient programs from 133.5 to 131.5 units, resulting in a .5% increase in billable patient days to 171,479. The increase in billable patient days, combined with a 0.4% increase in average per diem billing rates, generated a .9% increase in revenue from inpatient programs. The increase in billable census per program for inpatient programs is primarily attributable to a 4.3% increase in admissions per program. The average billable length of stay decreased, reflecting the continued trend of reduced rehabilitation lengths of stay. Outpatient revenue increased 81.0% to $8,388,000, reflecting $142,000 from the July 1998 acquisition of RCSA, $1,222,000 from the May 1999 acquisition of Salt Lake, an increase in the average number of outpatient clinics managed from 29.2 to 41.5, and an increase in units of service per clinic. Contract therapy revenue increased 5.3% to $3,578,000, of which $669,000 was attributable to the acquisition of Therapeutic Systems in September 1998, offset by a 44.5% decrease in revenue per unit to $37,978, reflecting lower volumes and reimbursement rates under the Balanced Budget Act of 1997 ("BBA").


                                    10 OF 15

      Staffing revenue increased 123.9% to $38,729,000, reflecting the addition of $16,934,000 in supplemental nurse staffing revenue achieved through the August 1998 acquisition of StarMed and an increase in existing nurse travel staffing revenue of $8,430,000, offset by an approximate $5,099,000 decrease in therapy travel staffing revenues. Demand for therapists in the long-term care setting has declined significantly as a result of the implementation of PPS for skilled nursing facilities and units.
      Operating expenses for the three months ended September 30, 1999 increased by $19,409,000, or 51.3%, to $57,208,000 as compared to the three months ended September 30, 1998. Acquisitions accounted for approximately 74.2% of the net increase. A $8,779,000 increase in operating expenses attributable to the increase in patient days, units of services, and existing travel nursing was offset by a $3,779,000 decrease in therapy staffing and contract therapy costs.

      The aggregate excess of operating expenses over operating revenues associated with non-exempt programs decreased from $196,000 to $90,000, on an increase in the average number of non-exempt units from 3.1 to 3.9. The per program average excess of operating expenses over operating revenues decreased from $63,000 to $23,000 reflecting an increase in the average billable length of stay from 5.6 to 7.1 and a 52.6% increase in average per diem billing rates. The average excess of operating expenses over operating revenues for programs during their non-exempt year can range to as high as $150,000 to $200,000.

      General and administrative expenses increased $3,848,000, or 41.5%, to $13,125,000, reflecting increases in corporate office expenses as well as marketing, business development, operations and professional services in support of the increase in programs, plus the addition of general and administrative expenses of companies acquired.

      Depreciation and amortization increased $300,000 reflecting an increase in goodwill from acquisitions.

      Interest expense increased $163,000 reflecting interest on additional debt funding the acquisitions.

      Earnings before income taxes increased by $1,874,000, or 36.4%, to $7,021,000. The provision for income taxes for 1999 was $2,788,000 compared to $2,075,000 in 1998, reflecting effective income tax rates of 39.7% and 40.3%, respectively. Net earnings increased by $1,161,000, or 37.8%, to $4,233,000. Diluted earnings per share increased 32.6% to $.57 from $.43 on a 1.8% increase in the weighted-average shares and assumed conversions outstanding. The increase in shares outstanding is attributable primarily to stock option exercises and shares issued in acquisitions, and an increase in the dilutive effect of stock options resulting from an increase in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options.


                                    11 OF 15

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

      Operating revenues during the first nine months of 1999 increased by $81,942,000, or 58.3%, to $222,523,000 as compared to the first nine months of 1998. Acquisitions accounted for 89.8% of the net increase. Excluding the effects of acquisitions, increases in inpatient, outpatient and nurse travel staffing revenues were offset by a decline in subacute, therapy travel staffing, and contract therapy revenue. Inpatient program revenue increased by $4,336,000. A 3.9% increase in the average number of inpatient programs from 126.4 to 131.3 programs, and 93.6% increase in the average daily billable census per inpatient program from 14.0 to 14.5, resulted in a 7.5% increase in billable patient days to 520,521 and a 5.2% increase in revenue from inpatient programs to $87,141,000. The increase in billable census per program for inpatient programs is primarily attributable to a 4.4% increase in admissions per program. The average billable length of stay was comparable. The increase in billable patient days was offset by a 2.1% decrease in average per diem billing rates, reflecting lower per diem billing rates for subacute units subject to the BBA. Outpatient revenue increased 99.7% to $21,897,000, reflecting $1,875,000 from the July 1998 acquisition of RCSA, $1,741,000 from the May 1999 acquisition of Salt Lake, an increase in the average number of outpatient clinics managed from 23.0 to 38.1, and an increase in units of service per clinic. Contract therapy revenue increased 7.9% to $9,631,000 reflecting $3,830,000 from the acquisition of Therapeutic Systems in September 1998, offset by a 44.1% decrease in revenue per unit to $113,753, reflecting lower volumes and reimbursement rates under the BBA.

      Staffing revenue increased 174.3% to $103,851,000, reflecting the addition of $66,158,000 in supplemental nurse staffing revenue achieved through the August 1998 acquisition of StarMed. An increase in existing nurse travel staffing revenue of $20,709,000 was offset by a similar decrease in therapy travel staffing revenues. Demand for therapists in the long-term care setting has declined significantly as a result of the implementation of a PPS for skilled nursing facilities and units.

      Operating expenses for the first nine months of 1999 increased by $62,930,000, or 65.1%, to $159,655,000 as compared to the first nine months of 1998. Acquisitions accounted for 89.3% of the net increase. A $24,471,000 increase in operating expenses attributable to the increase in patient days, units of services, and existing nurse travel staffing was offset by a $17,757,000 decrease in therapy travel staffing and contract therapy costs.

      The aggregate excess of operating expenses over operating revenues associated with non-exempt programs decreased from $500,000 to $273,000, on an increase in the average number of non-exempt units from 3.1 to 4.0. The per program average excess of operating expenses over operating revenues decreased from $159,000 to $68,000 reflecting an increase in the average billable census per program from 3.5 to 5.0. The average excess of operating expenses over operating revenues for programs during their non-exempt year can range to as high as $150,000 to $200,000.

      General and administrative expenses increased $12,870,000, or 52.7%, to $37,278,000, reflecting increases in corporate office expenses as well as marketing, business development, operations and professional services in support of the increase in programs, plus the addition of general and administrative expenses of companies acquired.

      Depreciation and amortization increased $978,000 reflecting an increase in goodwill from acquisitions.


                                    12 OF 15

      Interest expense increased $873,000 reflecting interest on additional debt funding the acquisitions.

      Earnings before income taxes and cumulative effect of change in accounting principle increased by $4,198,000, or 28.6%, to $18,895,000. The provision for income taxes for 1999 was $7,507,000 compared to $5,950,000 in 1998, reflecting effective income tax rates of 39.7% and 40.5%, respectively. Earnings before cumulative effect of change in accounting principle increased by $2,641,000, or 30.2%, to $11,388,000. The cumulative effect of change in accounting principle of $776,000 represents the after-tax charge related to the adoption, effective January 1, 1998, of Statement of Position No. 98-5 Reporting on the Costs of Start-up Activities. Net earnings increased by $3,417,000, or 42.9%, to $11,388,000. Diluted earnings per share increased 39.3% to $1.56 from $1.12 on a 2.1% increase in the weighted-average shares and assumed conversions outstanding. The cumulative effect of change in accounting principle reduced earnings per share by $.11 in 1998 with no comparable reduction in 1999. Excluding the cumulative effect of the change in accounting principle, diluted earnings per share increased 26.8% from $1.23 in 1998 to $1.56 in 1999. The increase in shares outstanding is attributable primarily to stock option exercises and shares issued in acquisitions, offset by a decrease in the dilutive effect of stock options resulting from a decrease in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options.

Liquidity and Capital Resources

      As of September 30, 1999, the Company had $4,534,000 in cash and current marketable securities and a current ratio of 1.4:1. Working capital decreased by $1,209,000 as of September 30, 1999, compared to December 31, 1998, primarily reflecting cash paid in acquisitions.

      Net accounts receivable were $53,046,000 at September 30, 1999, compared to $46,349,000 at December 31, 1998. The number of day's average net revenue in net receivables was 61.3 at September 30, 1999 compared to 63.8 at December 31, 1998.
      The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital and capital expansion requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $30,000,000 revolving line of credit with a balance outstanding as of September 30, 1999 of $2,150,000. Additionally, a letter of credit was outstanding in the amount of $2,000,000, which reduces the amount the Company could borrow under the revolving line of credit.

Year 2000

      The Company is subject to risks associated with Year "2000" compliance, a term which refers to the ability of various data processing hardware and software systems to interpret dates correctly beginning January 1, 2000.

      The Company has developed a plan that includes five phases relating to awareness, assessment, renovation, validation and implementation. The plan establishes a timetable and summarizes each major phase of the project and the estimated costs to renovate the systems in preparation for Year 2000. Status of the project is regularly reported to the Board of Directors.


                                    13 of 15

      The awareness phase included a communication of Year 2000 compliance issues and the potential ramifications to the Company, education and identification of key systems. The assessment phase included the inventorying of systems that may be impacted by Year 2000 issues. Systems were then prioritized from critical to non-critical, based upon the potential adverse effect on the financial condition of the Company in the event of loss or interruption in the use of each system.

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

      The Company is also completing an assessment of Year 2000 risks relating to its lines of business separate from its dependence on data processing. The assessment includes corresponding with customers to ascertain their overall preparedness regarding Year 2000 risks. The plan also provides for the identification and communication with significant non-data processing third-party vendors regarding their preparedness for Year 2000 risks. It is not possible to quantify the overall potential adverse effects to the Company resulting from these customers or non-data vendors' failure to adequately prepare for Year 2000 compliance. The failure of a customer to prepare adequately for Year 2000 could have a significant adverse effect on such customer's operations and profitability, which, in turn, could inhibit its ability to pay for the Company's services in accordance with their terms. Failure of a non-data vendor to prepare adequately for Year 2000 could have a significant adverse effect on the vendor's operations, which, in turn, could inhibit the vendor's ability to deliver purchased goods and services to the Company in a timely manner. The Company also recognizes the importance of the Year 2000 compliance by customers, payment sources, and vendors to the Company's customers and vendors. The Company must necessarily rely upon the compliance programs of these third parties.

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


                                    14 OF 15

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           REHABCARE GROUP, INC.

November 12, 1999

                                                  By   /s/  John R. Finkenkeller
                                                            John R. Finkenkeller
                                                      Senior Vice President and
                                                         Chief Financial Officer
                                                      (Chief Accounting Officer)



                                    15 of 15