Form 10-K
period 1999-12-31
REHABCARE GROUP INC
filed 2000-03-29
CIK 812191

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
                            the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

                        Yes    x                No
                            --------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

      The aggregate market value of voting stock held by non-affiliates of Registrant at March 10, 2000 was $170,711,590. At March 10, 2000, the Registrant had 7,154,067 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report on Form 10-K incorporates by reference information contained in the Registrant's Proxy Statement for its annual meeting of stockholders to be held May 10, 2000.

                                     PART I

ITEM 1.  BUSINESS

General

    RehabCare Group, Inc. (the "Company" or the "Registrant"), is a leader in outsourcing and management of comprehensive medical rehabilitation, subacute (skilled nursing) and outpatient therapy programs on a multi-year contract basis and contract therapy services to hospitals and nursing homes. The Company also is a leading provider of medical staffing to hospitals, long-term care and other healthcare facilities on both an interim and permanent basis.

    Therapy professionals employed by the Company for its rehabilitation, skilled nursing, and outpatient therapy programs and its contract therapy services, include licensed physical and occupational therapists and their licensed assistants, as well as speech language pathologists. The Company believes the locus of care in the communities where it has programs will continue to be the acute-care hospital and, thus, it works primarily with acute-care hospitals to deliver these programs with the goal of enhancing the overall economic viability of the client facility. The Company's strategy is to use its expertise and experience to provide its clients with an efficient and cost-effective means to offer physical medicine and rehabilitation services in whatever setting is most economically feasible while establishing long-term relationships with its clients. Each of the product lines the Company offers is part of a post-acute continuum directed at restoring functional independence and returning patients to a residential setting. On May 20, 1999, the Company acquired Salt Lake Physical Therapy Associates, Inc. ("Salt Lake"), a provider of physical, occupational and speech therapy through hospital contracts, a freestanding clinic and home health agencies.

    Traveling nurses and therapists are recruited and typically work on assignment for 13 weeks, while supplemental staffing fills vacancies of 1 day to 13 weeks. On July 1, 1999, the Company acquired AllStaff, Inc. ("AllStaff"), a provider of supplemental nurse staffing to healthcare providers. On December 20, 1999, the Company acquired eai Healthcare Staffing Solutions, Inc. ("eai Healthcare Staffing"), a provider of temporary healthcare personnel to hospitals, managed healthcare organizations, laboratories and physician offices.

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

    By outsourcing medical staffing, providers are able to:

    Recruit staff - A shortage of medical professionals has created opportunities for traveling and supplemental staffing services. The nurse staffing business is strong due to providers continuing to maintain variable nurse staffing levels, an increase in the average age of nurses, and an insufficient new supply of nursing graduates. Other health professionals such as radiology and laboratory technicians, transcriptionists, insurance billers, patient account representatives and medical clerical personnel are also in high demand.

    Manage costs - Continued reimbursement pressures have driven healthcare providers to manage costs by maintaining flexible staffing that can increase or decrease with patient volumes.

Services

    The Company operates in four business segments for which operating results are evaluated regularly by executive management: inpatient programs, outpatient programs, contract therapy and staffing.

    Inpatient Programs - Upon inception in 1982, the Company's core business was the staffing and management of acute inpatient rehabilitation units within acute-care hospitals. The Company operates these units on a fee basis that is computed in most cases based on patient days in the unit. The unit typically consists of 20 beds and utilizes formerly idle space in the hospital. It treats patients having primarily one of ten required diagnoses including stroke, head injury or hip replacement. The Company typically provides staffing and management of the unit including a program director, a physician, and the clinical staff which may include a psychologist, physical and occupational therapists, a speech pathologist, a social worker, a nurse manager, a case manager and other appropriate supporting personnel. The unit affords the hospital the ability to offer rehabilitation services to its patients, thus retaining those patients who might otherwise be discharged to a setting outside the hospital. This service line represented approximately 34% of the Company's revenues in 1999. The Company plans to continue growing this part of its business through the signing of new contracts while retaining a large percentage of its current clients. Re-signings of expiring acute rehabilitation contracts have historically ranged from 80-90 percent.

    In 1994, the Company added the subacute inpatient service line in response to client requests for management services and the Company's desire to broaden its post-acute services. The subacute unit is located in the acute-care hospital and is separately licensed as a skilled nursing unit, utilizing formerly idle space in the hospital. This unit treats the patients who are at the low end of need for medical or rehabilitative care, with greater need for nursing care. These patients' diagnoses cover approximately 60 clinical conditions including stroke, post-surgical conditions, pulmonary disease, burn, cancer, congestive heart failure and wound management. The subacute unit makes it possible for the patient to remain in a hospital setting where emergency needs can be quickly met as opposed to being sent to a freestanding skilled nursing facility. The Company provides administrative and nurse management. The hospital benefits, once again, by retaining patients who would be discharged to another setting, thereby capturing additional revenue and utilizing idle space. This service line represented approximately 3% of the Company's revenues in 1999.

    Outpatient Programs - The outpatient division furnishes primarily therapy, program development and administrative personnel to hospital outpatient departments, satellites and school districts. Pressure from payors to move patients to lower cost settings has helped fuel the growth in outpatient services. Outpatient programs help bring patients into the hospital through the referral development efforts in the community. These programs serve a younger population reimbursed by commercial and managed care payors and treat mainly sports medicine and workers compensation patients. The service line helps hospitals compete with freestanding clinics. The Company's programs are always conducted on the client hospital's campus or in satellite locations controlled by the hospital. In 1999, this product line represented approximately 10% of the Company's revenues. The Company plans to increase this line of business by signing additional contracts with hospitals, as well as acquisitions.

    Contract  Therapy  - In  1997,  the  Company,  through  acquisitions,  added contract therapy to its product lines. Contract therapy is the management and delivery of services, including providing therapists, in long-term care settings. Contract therapy revenues in 1999 accounted for approximately 5% of the Company's business. Contract therapy affords the client the opportunity to fulfill their recurring need for therapists on a part-time basis without the need to add full-time staff. The introduction of a prospective payment system for skilled nursing facilities and units has created a demand for the Company's management systems and expertise, including utilization of services and controlling costs. The Company plans to grow this service line by signing additional contracts.

    Staffing - In 1996, the Company added the staffing line by acquiring Healthcare Staffing Solutions, Inc. ("HSSI"), located in Lowell, Massachusetts. HSSI originally recruited physical, occupational and speech therapists for hospitals and long-term care facilities for typically 13-week assignments
(traveling therapists). The enactment of the Balanced Budget Act of 1997 ("BBA"), which established a prospective payment system for skilled nursing facilities and units significantly reduced the demand for traveling therapists. In response to this decline, HSSI entered the nurse staffing business, a market significantly larger than the therapist market. In August 1998, the Company acquired StarMed Staffing, Inc. ("StarMed"), a provider of traveling and supplemental nurses, subsequently merging its traveling division with HSSI's traveling therapy division. The supplemental staffing business provides short-term assignments ranging from 1 day to 13 weeks to fill vacancies typically resulting from turnover, vacation, maternity and sick leave. Supplemental staffing is a localized market business. Growth of this business is planned by increasing the number of supplemental offices, leveraging those offices to furnish both nurse staffing and other healthcare professional services, and by increasing the number of traveling nurses on assignment, as well as by acquisitions. The staffing business accounted for approximately 48% of the Company's 1999 revenues.

Expansion Strategy

    The Company's expertise is in the management of quality acute, subacute and outpatient rehabilitation and therapy programs and contract therapy services, and in the staffing of quality clinical personnel for healthcare facilities. Drawing on this expertise, the thrust of its expansion strategy will be to develop and expand contract relationships with host facilities to establish and manage acute, subacute and outpatient physical medicine and rehabilitation programs, and contract therapy services as well as increasing its supplemental staffing offices and traveling nurses. Acute-care hospitals have traditionally been the locus of healthcare delivery in the community and, as such, have controlled a substantial amount of the expenditures for healthcare services. As healthcare reform evolves, the Company believes that hospitals will continue to play a central role in the delivery of healthcare services, provided that they can achieve cost efficiencies and offer a complete range of services required within their communities. To this end, the Company has positioned itself to assist hospitals in providing the full continuum of physical medicine and rehabilitation services within acute, subacute and outpatient settings controlled by the hospital. The economies of scale offered by the hospital's existing plant and equipment, coupled with the Company's expertise in delivering these services, offers the opportunity for a community hospital to be a full service provider in the area of physical medicine and rehabilitation on a cost-effective basis.

    The supplemental staffing business is a localized and fragmented business. The Company's expertise is in recruiting and retaining qualified healthcare staff and providing quality staffing services to hospitals, nursing homes and other healthcare providers. The staffing expansion strategy is to add new staffing offices and to cross sell nurse and other allied staffing between StarMed and eai Healthcare Staffing offices.

Business Development

    The Company's program management sales force focuses on generating new accounts and making follow-on sales. It has 18 regional development officers who are responsible for cultivating relationships with prospective clients. In addition, the Company's officers play an integral role in the Company's marketing efforts. With a broad range of services, the Company has significant opportunity to expand within its existing client base. Further, cross-selling more than one product line strengthens the Company's relationships with its clients.

    The staffing division's ability to expand its supplemental offices, by controlling start-up costs and reaching profitability quickly, facilitates rapid growth. The ability to cross-sell staff from existing StarMed and eai Healthcare Staffing offices, and to generate leads for travel nurses, allows more efficient use of overhead.

Competition

    The Company's program management division has no direct competitors offering all the same program services although other companies may offer one or more of the same services. The Company competes with other contract management and therapy companies for agreements with acute-care hospitals and extended care facilities. The Company's programs in acute-care hospitals also compete for patients with the programs of other acute-care hospitals, freestanding rehabilitation, skilled nursing and outpatient facilities. Among the principal competitive advantages the Company believes it has are a reputation for quality, cost effectiveness, a proprietary outcomes management system, innovation and price. The Company also competes with hospitals, nursing homes, clinics, physicians' offices and contract therapy companies for the services of physical, occupational and speech therapists. The Company's staffing division competes with a number of private and public companies and believes its strategic advantage is its diversity of staffing solutions, ranging from single shift, to a 13-week assignment, to permanent placement, which is attractive to clients and prospective employees.

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

    Prior to 1983, Medicare provided for reimbursement of reasonable direct and indirect costs of the services furnished by hospitals to patients. As a result of the Social Security Amendments Act of 1983, Congress adopted the Prospective Payment System ("PPS") as a means to control costs of most Medicare inpatient hospital services. Under this system, the Secretary of the Department of Health and Human Services established fixed payment amounts per discharge based on Diagnosis-Related Groups ("DRG") In general, a hospital's payment for Medicare inpatients is limited to the DRG rate, regardless of the amount of services provided to the patient or the length of the patient's hospital stay. Under PPS, a hospital may keep any difference between its DRG payment and its operating costs incurred in furnishing inpatient services, but is at risk for any operating costs that exceed its payment rate. As a result, hospitals have an incentive to discharge Medicare patients as soon as is clinically appropriate.

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

    In 1997, Congress enacted the BBA, which includes numerous changes to the Medicare system. These changes include various reductions in payments under the current cost-based reimbursement system, the implementation of a prospective payment system for skilled nursing facilities and units ("SNU-PPS") that is being phased in starting July 1998 and a prospective payment system for acute rehabilitation facilities and units ("Rehab-PPS") to be phased in over two years starting in October 2000. By January 1, 1999, substantially all of the Company's managed skilled nursing units were fully phased in under SNU-PPS. Although many specifics of Rehab-PPS are not yet available, the Balance Budget Refinement Act of 1999 directed the Secretary of Health and Human Services to design a prospective payment system on a per case or discharge basis using a classification system called Functional-Related Groups. Rehab-PPS will almost certainly favor low-cost, efficient providers. The Company believes that its strategy of administering programs on the premises of host facilities positions it well for the changing reimbursement environment. In the event that a client hospital experiences a material reduction in reimbursement under Rehab-PPS, in most cases, the hospital has the contractual right to renegotiate the Company's fees.

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

    In recognition of the importance of achieving and maintaining regulatory compliance, the Company has established a Corporate Compliance Program ("Program") to establish general standards of conduct and procedures that promote compliance with business ethics, regulations, law and accreditation standards. In its design, the Company has established compliance standards and procedures to be followed by its employees and other agents that are reasonably capable of reducing the prospect of criminal conduct, and has designed systems for the reporting and auditing of potentially criminal acts. A key element of the Program is the ongoing communication and training of employees and agents such that it becomes a part of the day-to-day business operations. A compliance committee consisting of representatives of both the Company's management and the Company's Board of Directors has been established to oversee implementation and ongoing operations of the Program, to enforce the Program through appropriate disciplinary mechanisms, and to ensure that all reasonable steps are taken to respond to an offense and to prevent further similar offenses. The Company is not aware of the existence of any current activities on the part of any of its employees that would not be materially in compliance with this Program and has undertaken the Program in an effort to enhance the prospects of continued compliance.

Employees

    As of December 31, 1999, the Company had approximately 3,100 employees plus approximately 4,000 full-time equivalent travel and supplemental staff employed by the staffing division. The physicians who are the medical directors of the contract units are independent contractors and not employees of the Company. None of the Company's employees are subject to a collective bargaining agreement. Management considers the relationship with its employees to be good.

ITEM 2.  PROPERTIES

    The Company currently leases 26,000 square feet of executive office space in Clayton, Missouri, under a lease that expires in the year 2008, assuming all options to renew are exercised. In addition to the monthly rental cost, the Company is also responsible for specified increases in operating costs. Salt

Lake leases 10,000 square feet in Salt Lake City, Utah, under a lease that expires in 2001. HSSI leases 32,000 square feet of executive office space in Lowell, Massachusetts, under a lease that expires in the year 2000, assuming all options to renew are exercised, plus leases various properties throughout the country used as temporary housing for traveling therapists and nurses. StarMed leases 10,000 square feet of executive office space in Clearwater, Florida, under a lease that expires in 2002, 10,000 square feet in Phoenix, Arizona, under a lease that expires in 2003, plus leases various office space for its supplemental staffing businesses throughout the country.

ITEM 3.  LEGAL PROCEEDINGS

    Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    Not applicable.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS


    Information concerning the Common Stock of the Registrant is included on page 40 in this Annual Report of the Registrant for the year ended December 31, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

    Six-Year Financial Summary is included on page 40 in this Annual Report of the Registrant for the year ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

    The growth in the Company's operating revenue and net earnings during 1999 was primarily the result of an increase in staffing weeks worked from 52,265 to 131,110. The increase in staffing weeks worked was the result of the acquisition of AllStaff, new staffing office openings and increased market demand for staffing services. Additionally, an increase in the average number of outpatient clinics from 26 to 40, plus reduced therapy costs in managed inpatient units contributed to the growth. The growth for 1998 was the result of an increase in the number of acute, subacute and outpatient clinics, and growth from acquisitions. The 1998 results reflect an increase in the average number of inpatient units from 110 to 128, an increase in the average number of outpatient clinics managed by the Company from 18 to 26, an increase in contract therapy locations from 44 to 67, and increased nursing weeks worked due to the acquisition of StarMed. The growth for 1997 was primarily attributable to an increase in acute and subacute programs plus increased therapy weeks worked at HSSI.

    In the normal course of business, new programs are opened and some existing programs are closed each year. During the first year of operation, a new acute rehabilitation program will typically be subject to limitations in reimbursement from Medicare considerably below the hospital's operating cost. As a consequence, during this period the Company agrees with the client hospital to bear certain costs on the hospital's behalf and to waive a portion of its fees until the program qualifies for an exemption from Medicare limitations. The Company assists the hospital in qualifying the program for the exemption and in minimizing the unreimbursed costs during this non-exempt period. The Company's average operating losses during the qualifying period can range to as high as $150,000 to $200,000 per program. If the Company does not obtain an exemption for the program, the contract may be terminated and, in the event of termination, losses would generally not be recoverable. Upon completion of the qualifying year and obtaining the exemption, the hospital is currently eligible to recover all of its costs related to the operation of the program, including the Company's fees under the management contract. Once a program becomes exempt, the program experiences accelerated growth in operating revenues and profitability as the patient population is expanded in response to the more favorable reimbursement terms. There is no current guidance with respect to the impact of the implementation of Rehab-PPS on this process. Subacute programs and outpatient clinics are not subject to the same qualifying year limitations in reimbursement from Medicare as acute rehabilitation programs and, therefore, should result in significantly reduced start-up losses per program or clinic.

    On January 28, 1997, the Company acquired TeamRehab, Inc. and Moore Rehabilitation Services, Inc. ("Team and Moore"), providers of contract therapy services. On June 12, 1997, the Company acquired Rehab Unlimited, Inc. and the assets of Cimarron Health Care, Inc., also providers of contract therapy services, and combined them with Team and Moore. The aggregate purchase prices for these acquisitions paid at closing was $7.0 million, consisting of $4.3 million in cash, $1.8 million in subordinated promissory notes and 54,151 shares of the Company's common stock. In addition, $301,000 of contingent consideration was paid in 1998 to the former owners of Team and Moore.

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

    On July 31, 1998, the Company acquired RCSA, Inc. ("RCSA"), a provider of program outpatient therapy, for consideration consisting of cash and stock. On August 17, 1998, the Company acquired StarMed and certain related entities for cash from Medical Resources, Inc. On September 9, 1998, the Company acquired Therapeutic Systems, Ltd. ("Therapeutic Systems"), a provider of contract therapy, for consideration consisting of cash, stock and notes. The aggregate purchase prices for these acquisitions paid at closing was $41.2 million, consisting of $38.0 million in cash, 130,426 shares of stock and $1.0 million in subordinated notes. An additional $2.0 million in cash consideration in the purchase of StarMed has been deferred until certain contingencies expire and is secured by a bank letter of credit held by a third-party escrow agent. In January 2000, the letter of credit was drawn down pursuant to the terms of the escrow agreement and the proceeds have remained in escrow. Additional consideration of $202,000 was paid in 1999 to the former stockholders of RCSA, based upon the retention of clients. The cash component of the purchase price was funded through borrowings made available by an increase in the Company's bank credit facility to $90.0 million.

    On May 20, 1999, the Company acquired Salt Lake for consideration consisting of cash, stock and subordinated notes. On July 1, 1999, the Company purchased AllStaff for consideration consisting of cash, stock and subordinated notes. On

December 20, 1999, the Company acquired eai Healthcare Staffing for consideration consisting of cash and subordinated notes. The aggregate purchase prices for these acquisitions was $16.9 million, consisting of $11.9 million in cash, 48,433 shares of stock, and $4.2 million in subordinated notes. Additional consideration of up to $1.9 million may be paid to the former stockholders of Salt Lake contingent upon the attainment of certain financial goals over the next three years. Additional consideration may be paid to the former stockholder of AllStaff contingent upon the attainment of a minimum target growth in gross profit for the twelve-month period ending June 30, 2000. The cash component of the purchase prices was funded by the Company's working capital plus additional borrowings on its bank credit facility.

    Each of the acquisitions have been accounted for by the purchase method of accounting, whereby the operating results of the acquired entity are included in the Company's results of operations commencing on the respective dates of acquisition.

RESULTS OF OPERATIONS

    The following table sets forth for 1999, 1998 and 1997, the percentage that certain items in the consolidated statements of earnings bear to operating revenues for the years then ended:

                                                                  Year ended December 31,
---------------------------------------------------------------------------------------------

                                                                1999        1998        1997
---------------------------------------------------------------------------------------------
    Operating revenues                                          100.0%      100.0%      100.0%
    Costs and expenses:
       Operating expenses                                        71.7        69.5        68.9
       General and administrative                                16.9        17.3        17.0
       Depreciation and amortization                              1.7         1.9         2.3
    Operating earnings                                            9.7        11.3        11.8
    Other expense, net                                           (1.6)        (.7)        (.7)
    Earnings before income taxes and cumulative
          effect of change in accounting principle                8.1        10.6        11.1
    Income taxes                                                  3.2         4.3         4.5
    Earnings before cumulative effect of change in
          accounting principle                                    4.9         6.3         6.6
    Cumulative effect of change in accounting for
          start-up costs, net of tax                               --        (0.4)         --
    Net earnings                                                  4.9%        5.9%        6.6%
----------------------------------------------------------------------------------------------



Twelve Months Ended December 31, 1999 Compared to Twelve Months Ended December 31, 1998

    Operating revenues in 1999 increased by $102.0 million, or 49.2%, to $309.4 million as compared to 1998. Acquisitions accounted for 76.9% of the net increase. Excluding the effects of acquisitions, increases in inpatient, outpatient and nurse travel staffing revenues were offset by a decline in subacute, therapy travel staffing, and contract therapy revenue. Inpatient program revenue increased by $4.9 million. A 2.8% increase in the average number of inpatient programs from 128.2 to 131.8 programs, and a 3.6% increase in the average daily billable census per inpatient program from 14.0 to 14.5, resulted in a 6.3% increase in billable patient days to 697,769 and a 4.3% increase in revenue from inpatient programs to $116.5 million. The increase in billable census per inpatient program is primarily attributable to a 4.3% increase in admissions per program. The average billable length of stay for 1999 was comparable to 1998. The increase in billable patient days was offset by a 1.8% decrease in average per diem billing rates, reflecting lower per diem billing rates for subacute programs subject to the BBA.

    Outpatient revenue increased 86.1% to $30.7 million, reflecting a $1.9 million increase from the July 1998 acquisition of RCSA, a $2.9 million increase from the May 1999 acquisition of Salt Lake, an increase in the average number of outpatient clinics managed from 26.1 to 40.0, and an increase in units of service per clinic. Contract therapy revenue increased 1.1% to $14.1 million reflecting a $3.8 million increase from the acquisition of Therapeutic Systems in September 1998, offset by a 45.0% decrease in revenue per unit to $154,899, reflecting lower volumes and reimbursement rates under the BBA.

    Staffing revenue increased 122.6% to $148.2 million, reflecting the addition of $66.2 million in supplemental nurse staffing revenue achieved through the August 1998 acquisition of StarMed, a $3.0 million increase from the July 1999 acquisition of AllStaff, and a $681,000 increase from the December 1999 acquisition of eai Healthcare Staffing. An increase in nurse travel staffing revenue of $30.3 million was offset by a similar decrease in therapy travel staffing revenues. Demand for therapists in the long-term care setting has declined significantly as a result of the implementation of SNU-PPS.

    Operating expenses for 1999 increased by $77.7 million, or 53.9%, to $221.9 million as compared to 1998. Acquisitions accounted for 76.7% of the net increase. A $41.7 million increase in operating expenses attributable to the increase in patient days, units of services, nurse travel staffing and supplemental staffing was offset by a $23.6 million decrease in therapy travel staffing and contract therapy costs.

    The aggregate excess of operating expenses over operating revenues associated with non-exempt programs decreased from $637,000 to $260,000, on an increase in the average number of non-exempt units from 3.2 to 4.4. The per program average excess of operating expenses over operating revenues decreased from $199,000 to $60,000 reflecting an increase in the average billable census per program from 3.8 to 4.9. The average excess of operating expenses over operating revenues for a program during its non-exempt year can range to as high as $150,000 to $200,000.

    General and administrative expenses increased $16.4 million, or 45.6%, to $52.3 million, reflecting increases in corporate office expenses as well as marketing, business development, operations and professional services in support of the increase in programs, growth in the number of supplemental staff offices, plus the addition of general and administrative expenses of companies acquired.

    Depreciation and amortization increased $1.3 million reflecting an increase in goodwill from acquisitions.

    Interest expense increased $761,000 reflecting interest on additional debt funding the acquisitions. Other expense in 1999 primarily reflects the write-off of the Company's investments in nonconsolidated subsidiaries. Other income in 1998 reflects the sale of approximately 50% of the Company's investment in Intensiva HealthCare Corporation in the fourth quarter of 1998.

    Earnings before income taxes and cumulative effect of change in accounting principle increased by $3.2 million, or 14.4%, to $25.0 million. The provision for income taxes for 1999 was $9.9 million compared to $8.9 million in 1998, reflecting effective income tax rates of 39.7% and 40.7%, respectively. Earnings before cumulative effect of change in accounting principle increased by $2.1 million, or 16.4%, to $15.1 million. The cumulative effect of change in accounting principle of $776,000 in 1998 represents the after-tax charge related to the adoption, effective January 1, 1998, of Statement of Position No. 98-5 Reporting on the Costs of Start-up Activities. Net earnings increased by $2.9 million, or 23.8%, to $15.1 million. Diluted earnings per share increased 21.1% to $2.07 from $1.71 on a 2.2% increase in the weighted-average shares and assumed conversions outstanding. The loss on write-off of investments reduced earnings per share in 1999 by $.09, while the gain on sale of marketable securities represented $.12 of the earnings per share in 1998. The cumulative effect of change in accounting principle reduced earnings per share by $.11 in 1998 with no comparable reduction in 1999. Excluding gains/losses on investments and the cumulative effect of the change in accounting principle, diluted earnings per share increased 26.5% from $1.70 in 1998 to $2.15 in 1999. The increase in shares outstanding is attributable primarily to stock option exercises and shares issued in acquisitions, offset by a decrease in the dilutive effect of stock options resulting from a decrease in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options.

Twelve Months Ended December 31, 1998 Compared to Twelve Months Ended December 31, 1997

    Operating revenues in 1998 increased by $46.6 million, or 29.0%, to $207.4 million as compared to 1997. Acquisitions accounted for 89.2% of the net increase. Inpatient program revenue increased by $14.2 million. A 16.2% increase in the average number of inpatient programs from 110.3 to 128.2 programs, and an increase in the average daily billable census per inpatient program of 6.1% from
13.2 to 14.0, generated a 23.3% increase in billable patient days to 656,363 and a 14.6% increase in revenue from inpatient programs. The increase in billable census per inpatient program is primarily attributable to a 10.4% increase in admissions per program, offset by a 3.8% decline in average billable length of stay. The decline in average length of stay reflects both the continued trend of reduced rehabilitation lengths of stay and the increase in subacute programs operational in 1998, which carry a shorter length of stay than acute rehabilitation programs. The increase in billable patient days was offset by a 7.1% decrease in average per diem billing rates, reflecting a greater mix of subacute programs which carry lower average per diem rates than acute programs and lower per diem billing rates for subacute programs subject to the BBA.

    Outpatient revenue increased 74.8% to $16.5 million, reflecting a $1.2 million increase from the July 1998 acquisition of RCSA, plus an increase in the average number of outpatient clinics managed from 17.9 to 26.1 and an increase in units of service per clinic. Contract therapy revenue increased 66.6% to $13.9 million, reflecting a $2.6 million increase from the acquisitions of Team and Moore and Rehab Unlimited, and a $3.9 million increase from the acquisition of Therapeutic Systems in September 1998.

    Staffing revenue increased 43.5% to $66.6 million, reflecting the addition of $34.3 million in nurse staffing revenue achieved through the August 1998 acquisition of StarMed, offset by a $14.9 million decrease in therapy staffing revenues. Demand for therapists declined significantly as a result of the implementation of SNU-PPS.

    Operating expenses for the twelve-month periods compared increased by $33.5 million, or 30.2%, to $144.2 million. Acquisitions accounted for 88.0% of the net increase. The remaining increase was attributable to the increase in patient days and units of services, offset by decreased therapy staffing costs.

    The excess of operating expenses over operating revenues associated with non-exempt programs decreased from $778,000 to $637,000, on a decrease in the average number of non-exempt programs from 7.7 to 3.2. The per program average excess of operating expenses over operating revenues increased from $102,000 to $199,000 reflecting a greater percentage of programs where the Company is obligated to provide therapy staff. The average excess of operating expenses over operating revenues for a program during its non-exempt year can range to as high as $150,000 to $200,000.

    General and administrative expenses increased $8.6 million, or 31.6%, to $35.9 million, reflecting increases in corporate office expenses as well as administration, business development, operations and professional services in support of the increase in programs, plus the addition of general and administrative expenses of companies acquired.

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

    Earnings before income taxes and cumulative effect of change in accounting principle increased by $4.0 million, or 22.3%, to $21.9 million. The provision for income taxes for 1998 was $8.9 million compared to $7.3 million in 1997, reflecting effective income tax rates of 40.7% and 40.6%, respectively. Earnings before cumulative effect of change in accounting principle increased in 1998 by $2.4 million, or 22.2%, to $13.0 million. The cumulative effect of change in accounting principle of $776,000 represents the after-tax charge related to the adoption, effective January 1, 1998, of Statement of Position No. 98-5 Reporting on the Costs of Start-up Activities. Net earnings increased by $1.6 million, or 14.9%, to $12.2 million. Diluted earnings per share increased 16.3% to $1.71 from $1.47 on a 1.8% decrease in the weighted-average shares and assumed conversions outstanding. The gains on sale of marketable securities represented $.12 of the earnings per share in both 1998 and 1997. The cumulative effect of change in accounting principle reduced earnings per share by $.11 in 1998 with no comparable reduction in 1997. Excluding the gains on sales of marketable securities and the cumulative effect of the change in accounting principle, diluted earnings per share increased 25.9% from $1.35 in 1997 to $1.70 in 1998. The decrease in shares outstanding is attributable primarily to shares repurchased and a decrease in the dilutive effect of stock options resulting from a decrease in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options, offset by stock option exercises and shares issued in the acquisitions of RCSA and Therapeutic Systems.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1999, the Company had $3.8 million in cash and current marketable securities and a current ratio of 1.4:1. Working capital as of December 31, 1999, increased from December 31, 1998, by $1.5 million, reflecting working capital from the acquisitions of Salt Lake, AllStaff and eai Healthcare Staffing, and working capital generated by operations.

    Net accounts receivable were $65.8 million at December 31, 1999 compared to $46.3 million at December 31, 1998. The number of days average net revenues in net receivable was 65.6 days and 63.8 days as of December 31, 1999 and December 31, 1998, respectively. The increase is primarily the result of acquisitions of businesses that traditionally carry longer payment terms from clients.

    During the year ended December 31, 1999, the Company incurred capital expenditures of $3.0 million as compared to $2.1 million for the year ended December 31, 1998. At December 31, 1999, the Company had no material commitments for capital expenditures.

    In connection with the development and implementation of additional programs, the Company may incur capital expenditures for equipment and deferred costs arising from payments made to hospitals for a portion of capital improvements needed to begin a program's operation. For the year ended December 31, 1999, the Company made deferred cost payments to seven client hospitals totaling $486,000 for capital improvements, while for the year ended December 31, 1998, payments were made to four client hospitals totaling $450,000. At December 31, 1999, the Company had nine commitments totaling $1.3 million to make additional capital improvement payments to client hospitals.

    The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a combination of internal sources and outside financing. As part of the acquisitions of RCSA, StarMed and Therapeutic Systems, the Company's bank term loan and revolving credit facility were restructured. Under the terms of the restructured loan agreement, the Company entered into a five-year bank term loan with a commitment of up to $60.0 million. The term loan requires quarterly repayments of principal of approximately $3.0 million. The amount that may be borrowed under the revolving credit facility was increased to the lesser of $30.0 million or 85% of eligible accounts receivable, reduced by amounts outstanding under the Company's bank letter of credit. As of December 31, 1999, the Company's borrowings under the term loan and revolving credit facility totaled $46.0 million and $12.0 million, respectively, and a letter of credit was outstanding in the amount of $2.0 million.

    On January 10, 1997, the Company sold 165,000 shares of its investment in Intensiva HealthCare Corporation in a market transaction for $1.5 million. The remaining 161,287 shares were sold on December 18, 1998 for $1.6 million.

    On March 12, 1997, the Company repurchased 1.5 million shares of its common stock. To finance the repurchase, the Company issued $45.0 million in senior secured debt, which was restructured in 1998 as described above.

YEAR 2000

    The Company is subject to risks associated with "Year 2000" compliance, a term which refers to the ability of various data processing hardware and software systems to interpret dates correctly after January 1, 2000.

    The Company developed and presented to the Board of Directors its action plan for Year 2000 compliance. The major phases of the action plan were awareness, assessment, renovation, validation and implementation.

    The awareness phase included a communication of Year 2000 compliance issues and the potential ramifications to the Company, education and identification of key systems. The assessment phase included the inventorying of systems that could have been impacted by Year 2000 issues. Systems were then prioritized from critical to noncritical based upon the potential adverse effect on the financial condition of the Company in the event of loss or interruption in the use of each system.

    Most of the Company's systems were purchased from industry-known vendors and were generally used in their standard configuration. Other systems were replaced by or converted to Year 2000 compatible systems. The Company closely reviewed the Year 2000 progress as reported by each vendor. The Company was assured by certain of these vendors that new Year 2000 compliant systems had been installed. In all other cases, compliant systems were delivered in time for installation and testing prior to year-end 1999.

    The final phase of the action plan was the implementation of remediated and other systems into the operating environment of the Company. Concurrent with the development and execution of the plan was the evolution of a contingency plan that included procedures to be followed if the system failed.

    The Company also completed an assessment of Year 2000 risks relating to its lines of business separate from its dependence on data processing. The assessment included corresponding with customers to ascertain their overall preparedness regarding Year 2000 risks. The plan also provided for the identification and communication with significant non-data processing third-party vendors regarding their preparedness for Year 2000 risks. The failure of a customer to prepare adequately for Year 2000 could have had a significant adverse effect on such customer's operations and profitability, which, in turn, could have inhibited its ability to pay for the Company's services in accordance with their terms. Failure of a non-data vendor to prepare adequately for Year 2000 could have had a significant adverse effect on the vendor's operations, which, in turn, could have inhibited the vendor's ability to deliver purchased goods and services to the Company in a timely manner. The Company also recognized the importance of Year 2000 compliance by customers, payment sources, and vendors to the Company's customers and vendors. The Company necessarily relied upon the compliance programs of these third parties.

    The Company has not experienced and does not anticipate any material disruption in operations as the result of any failure by the Company or its subsidiaries.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

The Board of Directors
RehabCare Group, Inc.:

We have audited the accompanying consolidated balance sheets of RehabCare Group, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, cash flows and comprehensive earnings for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RehabCare Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for start-up costs on January 1, 1998.

St. Louis, Missouri
February 4, 2000

                                                        /s/KPMG LLP


                             REHABCARE GROUP, INC.

                          Consolidated Balance Sheets
                 (dollars in thousands, except per share data)


                                                                                                       December 31,
                                     Assets                                                          1999        1998
                                     ------                                                          ----        ----
Current assets:
    Cash and cash equivalents                                                                   $     738       5,666
    Marketable securities, available-for-sale                                                       3,019       3,017
    Accounts receivable, net of allowance for doubtful
       accounts of $4,577 and $3,404, respectively                                                 65,777      46,349
    Deferred tax assets                                                                             4,898       3,382
    Prepaid expenses and other current assets                                                       1,100         938
                                                                                                  -------     -------
          Total current assets                                                                     75,532      59,352
Marketable securities, trading                                                                      1,777       1,240
Equipment and leasehold improvements, net                                                           6,728       4,537
Excess of cost over net assets acquired, net                                                       99,020      86,285
Other                                                                                               4,207       5,456
                                                                                                  -------     -------
                                                                                                $ 187,264     156,870
                                                                                                  =======     =======
                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
    Revolving credit facility                                                                   $   5,000          --
    Current portion of long-term debt                                                              13,345      11,926
    Accounts payable                                                                                3,359       2,179
    Accrued salaries and wages                                                                     16,265      14,049
    Accrued expenses                                                                               12,211       8,601
    Income taxes payable                                                                            3,283       1,991
                                                                                                  -------      ------
          Total current liabilities                                                                53,463      38,746
Deferred compensation and other long-term liabilities                                               3,623       3,084
Deferred tax liabilities                                                                            1,345         955
Long-term debt, less current portion                                                               51,050      53,929
                                                                                                  -------      ------
          Total liabilities                                                                       109,481      96,714
                                                                                                  -------      ------

Stockholders' equity:
    Preferred stock, $.10 par value; authorized 10,000,000 shares,
       none issued and outstanding                                                                     --          --
    Common stock, $.01 par value; authorized 20,000,000 shares, issued 7,850,283 shares and 7,657,391 shares as of
       December 31, 1999 and 1998, respectively                                                        79          77
    Additional paid-in capital                                                                     33,179      30,654
    Retained earnings                                                                              62,488      47,390
    Less common stock held in treasury at cost,
       1,165,597 shares as of December 31, 1999 and 1998                                          (17,975)    (17,975)
    Accumulated other comprehensive earnings                                                           12          10
                                                                                                  -------      ------
          Total stockholders' equity                                                               77,783      60,156
                                                                                                  -------     -------
                                                                                                $ 187,264     156,870
                                                                                                  =======     =======


See accompanying notes to consolidated financial statements.

                                       17


                             REHABCARE GROUP, INC.

                      Consolidated Statements of Earnings
                 (dollars in thousands, except per share data)


                                                                                       Year Ended December 31,
                                                                                    1999        1998        1997
                                                                                    ----        ----        ----
Operating revenues                                                              $  309,425     207,416     160,780
Costs and expenses:
    Operating expenses                                                             221,892     144,187     110,726
    General and administrative                                                      52,315      35,932      27,294
    Depreciation and amortization                                                    5,296       3,966       3,780
                                                                                   -------     -------     -------
        Total costs and expenses                                                   279,503     184,085     141,800
                                                                                   -------     -------     -------
        Operating earnings                                                          29,922      23,331      18,980
Interest income                                                                        233         258         186
Interest expense                                                                    (4,142)     (3,381)     (2,759)
Other income (expense), net                                                           (986)      1,667       1,475
                                                                                    -------    -------     -------
        Earnings before income taxes and cumulative
            effect of change in accounting principle                                25,027      21,875      17,882
Income taxes                                                                         9,929       8,901       7,267
                                                                                   -------     -------     -------
        Earnings before cumulative effect of
            change in accounting principle                                          15,098      12,974      10,615
Cumulative effect of change in accounting for
            start-up costs, net of tax                                                  --        (776)         --
                                                                                   -------     -------     -------
        Net earnings                                                            $   15,098      12,198      10,615
                                                                                   =======     =======     =======

Net earnings per common share:

    Basic

        Earnings before cumulative effect of change in
            accounting principle                                                $     2.30        2.10        1.77
        Cumulative effect of change in accounting for
            start-up costs                                                              --        (.13)         --
                                                                                      ----        ----        ----
        Net earnings                                                            $     2.30        1.97        1.77
                                                                                      ====        ====        ====
    Diluted

        Earnings before cumulative effect of change in
            accounting principle                                                $     2.07        1.82        1.47
        Cumulative effect of change in accounting for
            start-up costs                                                              --        (.11)         --
                                                                                      ----        ----        ----
        Net earnings                                                            $     2.07        1.71        1.47
                                                                                      ====        ====        ====


See accompanying notes to consolidated financial statements.


                             REHABCARE GROUP, INC.

                Consolidated Statements of Stockholders' Equity
                             (amounts in thousands)


                                                   Common Stock
                                              -----------------------                                 Accumulated
                                                                      Additional                     other compre-   Total
                                              Issued  Treasury         paid-in   Retained  Treasury    hensive    stockholders'
                                              shares   stock   Amount  capital   earnings   stock      earnings      equity
                                              ------  -------- ------ ---------- --------  --------  ----------- ------------
Balance, December 31, 1996                     7,040      --    $ 70    22,793    24,577        --      2,230       49,670

Net earnings                                      --      --      --        --    10,615        --         --       10,615

Purchase of treasury stock                        --   1,500      --        --        --   (23,131)        --      (23,131)

Issuance of common stock
    in connection with acquisitions               38     (41)      1       639        --       644         --        1,284

Exercise of stock options
    (including tax benefit)                       74    (148)      1       540        --      2,275        --        2,816

Change in unrealized gain on
    marketable securities, net of tax             --      --      --        --        --         --    (1,494)      (1,494)
                                               -----   -----     ---    ------    ------     ------     -----       ------
Balance, December 31, 1997                     7,152   1,311      72    23,972    35,192    (20,212)      736       39,760


Net earnings                                      --     --       --        --    12,198         --        --       12,198

Issuance of common stock
    in connection with acquisitions              130     --        1     2,199        --         --        --        2,200

Exercise of stock options
    (including tax benefit)                      375   (145)       4     4,483        --      2,237        --        6,724

Change in unrealized gain on
    marketable securities, net of tax             --     --       --        --        --         --      (726)        (726)
                                               -----  -----      ---    ------    ------     ------     -----       ------

Balance, December 31, 1998                     7,657  1,166       77    30,654    47,390    (17,975)       10       60,156


Net earnings                                      --     --       --        --    15,098         --        --       15,098

Issuance of common stock
    in connection with acquisitions               48     --        1       840        --         --        --          841

Exercise of stock options
    (including tax benefit)                      145     --        1     1,685        --         --        --        1,686

Change in unrealized gain on
    marketable securities, net of tax             --     --       --        --        --         --         2            2
                                               -----  ----       ---    ------    ------     ------     -----       ------

Balance, December 31, 1999                     7,850  1,166     $ 79    33,179    62,488    (17,975)       12       77,783
                                               =====  =====      ===    ======    ======     ======     =====       ======


See accompanying notes to consolidated financial statements.

                             REHABCARE GROUP, INC.

                     Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                                                                                Year Ended December 31,
                                                                                             1999        1998        1997
                                                                                             ----        ----        ----
 Cash flows from operating activities:

   Net earnings                                                                            $15,098      12,198      10,615
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Cumulative effect of change in accounting
            for start-up costs                                                                  --         776          --
         Depreciation and amortization                                                       5,296       3,966       3,780
         Provision for losses on accounts receivable                                         2,743       1,093         717
         Gain on sale of marketable securities                                                  --      (1,516)     (1,448)
         Increase (decrease) in deferred compensation                                          598        (598)        545
         Increase in accounts receivable, net                                              (18,703)     (6,666)     (7,755)
         Decrease (increase) in prepaid expenses and
            other current assets                                                                (3)         43        (155)
         Decrease in other assets                                                              921         161          15
         Increase in accounts payable and accrued expenses                                   3,630       1,059       1,759
         Increase in accrued salaries and wages                                              1,507       1,990       2,386
         Increase (decrease) in income taxes payable
            and deferred                                                                      (386)      1,049        (642)
                                                                                            ------      ------      ------
               Net cash provided by operating activities                                    10,701      13,555       9,817
                                                                                            ------      ------      ------
 Cash flows from investing activities:

   Additions to equipment and leasehold improvements, net                                   (3,002)     (1,868)     (1,343)
   Purchase of marketable securities                                                          (671)     (1,838)     (1,473)
   Proceeds from sale/maturities of marketable securities                                      134       4,363       2,080
   Cash paid in acquisition of businesses, net of cash received                            (16,273)    (42,449)     (6,629)
   Deferred contract costs, net                                                               (177)       (450)       (368)
   Other, net                                                                                 (736)     (1,187)     (2,113)
                                                                                            ------      ------      ------
               Net cash used in investing activities                                       (20,725)    (43,429)     (9,846)
                                                                                            ------      ------      ------
 Cash flows from financing activities:

   Proceeds from (payments on) revolving credit facility                                    12,000          --        (500)
   Payments on long-term debt                                                              (12,740)    (10,559)     (3,603)
   Proceeds from issuance of long-term debt                                                     --      36,400      23,500
   Proceeds from issuance of notes payable                                                   4,150       1,000       2,150
   Purchase of treasury stock                                                                   --          --     (23,131)
   Exercise of stock options (including tax benefit)                                         1,686       6,724       2,816
                                                                                            ------      ------      ------
               Net cash provided by financing activities                                     5,096      33,565       1,232
                                                                                            ------      ------      ------
               Net increase (decrease) in cash and cash
                    equivalents                                                             (4,928)      3,691       1,203
 Cash and cash equivalents at beginning of period                                            5,666       1,975         772
                                                                                            ------      ------      ------
 Cash and cash equivalents at end of period                                                $   738       5,666       1,975
                                                                                            ======      ======      ======


 See accompanying notes to consolidated financial statements.

                                    REHABCARE GROUP, INC.

                      Consolidated Statements of Comprehensive Earnings
                                   (dollars in thousands)

                                                       Year Ended December 31,
                                                       1999     1998     1997
                                                       ----     ----     ----
 Net earnings                                       $15,098   12,198   10,615

 Other comprehensive earnings, net of tax -
    Unrealized gains (losses) on securities:

      Unrealized holding gains (losses)
         arising during period                            2      184     (625)

      Less: reclassification adjustment for
         realized gains included in net earnings         --     (910)    (869)
                                                     ------   ------    -----

 Comprehensive earnings                             $15,100   11,472    9,121
                                                     ======   ======    =====


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

    The Company classifies its debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Investments at December 31, 1999 consist of marketable equity securities, variable rate municipal bonds and money market securities. All marketable securities included in current assets are classified as available-for-sale and as such, the difference between cost and market, net of estimated taxes, is recorded as other comprehensive earnings. Gain (or loss) on such securities is not recognized in the consolidated statement of earnings until the securities are sold. All marketable securities in non-current assets are classified as trading.

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

    Intangible Assets

    Substantially all the excess of cost over net assets acquired (goodwill) relates to acquisitions and is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill was $10.0 million and $7.5 million as of December 31, 1999 and 1998, respectively. The Company evaluates the realizability of goodwill based upon expectations of undiscounted cash flows and

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements

      operating income. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1999.

    Disclosure About Fair Value of Financial Instruments

    The estimated fair-market value of the revolving credit facility and long-term debt (including current portions thereof), approximates carrying value due to the variable rate features of the instruments. The Company believes it is not practical to estimate a fair value different from the carrying value of its subordinated debt as the instruments have numerous unique features as discussed in note 6.

    Revenues and Costs

    The Company recognizes revenues as services are provided or when the revenue is earned. Expenses are recorded as incurred and as services are provided. Costs related to marketing and development are expensed as incurred.

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

    Comprehensive Earnings

    On January 1, 1998, the  Company  adopted the  provisions  of  Statement  of
      Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires reporting of comprehensive income (earnings) and its components, in the statement of earnings and statement of stockholders' equity, including net earnings as a component. Comprehensive earnings is the change in equity of a business from transactions and other events and circumstances from non-owner sources.

    Segment Disclosures

    On January  1, 1998, the  Company  adopted  the  provisions  of SFAS No. 131
      ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

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

                             REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements

(2) Acquisitions

    On May 20, 1999 the Company acquired Salt Lake Physical Therapy  Associates,
      Inc. ("Salt Lake"), a provider of physical, occupational and speech therapy through hospital contracts, a freestanding clinic and home health agencies for consideration consisting of cash, stock and subordinated notes. On July 1, 1999, the Company purchased AllStaff, Inc. ("AllStaff"), a provider of supplemental nurse staffing to health care providers for consideration consisting of cash, stock and subordinated notes. On December 20, 1999, the Company acquired eai Healthcare Staffing Solutions, Inc., a provider of temporary allied healthcare personnel to hospitals, managed healthcare organizations, laboratories, and physician offices for consideration consisting of cash and subordinated notes. The aggregate purchase prices for these acquisitions was $16.9 million, consisting of $11.9 million in cash, 48,433 shares of stock, and $4.2 million in subordinated notes. Additional consideration of up to $1.9 million may be paid to the former stockholders of Salt Lake contingent upon the attainment of certain financial goals over the next three years. Additional consideration may be paid to the former stockholder of AllStaff contingent upon the attainment of a minimum target growth in gross profit for the twelve-month period ending June 30, 2000. Goodwill of approximately $15.0 million related to the acquisitions is being amortized over 40 years. The cash component of the purchase prices was funded by the Company's working capital plus additional borrowings on its bank credit facility.

    On July 31,  1998, the  Company  acquired  Rehabilitative  Care  Systems  of
      America,  Inc.  ("RCSA"),  a provider of program outpatient  therapy,  for consideration consisting of cash and stock. On August 17, 1998, the Company acquired StarMed Staffing, Inc. ("StarMed"), a provider of nurse staffing, and certain related entities for cash from Medical Resources, Inc. On September 9, 1998, the Company acquired Therapeutic Systems, Ltd., a provider of contract therapy, for consideration consisting of cash, stock and notes. The aggregate purchase prices for these acquisitions was $41.2 million, consisting of $38.0 million in cash, 130,426 shares of stock and $1.0 million in subordinated notes. An additional $2.0 million in cash consideration in the purchase of StarMed has been deferred until certain contingencies expire and is secured by a bank letter of credit held by a third-party escrow agent. Additional consideration of $202,000 was paid in 1999 to the former stockholders of RCSA, based upon the retention of clients. The cash component of the purchase price was funded by an increase in the Company's bank credit facility to $90.0 million. See note 6. Goodwill of approximately $33.0 million related to the acquisitions is being amortized over 40 years.

    On January  28,  1997,  the  Company  acquired  TeamRehab,  Inc.  and  Moore
      Rehabilitation Services, Inc. ("Team and Moore"), providers of contract therapy services. On June 12, 1997, the Company acquired Rehab Unlimited, Inc. and the assets of Cimarron Health Care, Inc., also providers of contract therapy services, and combined them with Team and Moore. The aggregate purchase prices for these acquisitions was $7.0 million, consisting of $4.3 million in cash, $1.8 million in subordinated promissory notes and 54,151 shares of the Company's common stock. In addition, $301,000 of contingent consideration was paid in 1998 to the former owners of Team and Moore. Goodwill related to the acquisitions totaling $6.3 million is being amortized over 40 years.

    Each of the acquisitions has been accounted for by the purchase method of accounting, whereby the operating results of the acquired entity are included in the Company's results of operations commencing on the respective closing dates of acquisition.

                             REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements

    The  following  unaudited  pro  forma  financial   information  assumes  the
      acquisitions occurred as of January 1, 1998. This information is not necessarily indicative of results of operations that would have occurred had the purchases actually been made at the beginning of the periods presented.
      (dollars in thousands, except per share data)

                                                         Year Ended December 31,
                                                                1999        1998
                                                                ----        ----
         Operating revenues                                 $336,044     293,246
         Net earnings                                         15,329      13,906
         Net earnings per common and common
             equivalent share:
                Basic                                           2.32        2.20
                Diluted                                         2.09        1.91

(3) Marketable Securities

    Current marketable securities at December 31, 1999 consist primarily of variable rate municipal bonds. Noncurrent marketable securities consist primarily of marketable equity securities ($1.2 million and $840,000 at December 31, 1999 and 1998, respectively) and money market securities ($554,000 and $400,000 at December 31, 1999 and 1998, respectively) held in trust under the Company's deferred compensation plan.

(4) Allowance for Doubtful Accounts

    Activity in the allowance for doubtful accounts is as follows:
    (dollars in thousands)

                                                       Year Ended December 31,
                                                    1999        1998        1997
                                                    ----        ----        ----
         Balance at beginning of period          $ 3,404       1,338       1,386
         Provisions for doubtful accounts          2,743       1,093         717
         Allowance related to acquisitions           111       1,720          30
         Accounts written off                     (1,681)       (747)       (795)
                                                   -----       -----       -----
         Balance at end of period                $ 4,577       3,404       1,338
                                                   =====       =====       =====

(5)  Equipment and Leasehold Improvements

     Equipment and leasehold improvements, at cost, consist of the following:
     (dollars in thousands)

                                                                  December 31,
                                                                1999        1998
                                                                ----        ----
         Equipment                                          $ 12,298       8,227
         Leasehold improvements                                  687         384
                                                              ------       -----
                                                              12,985       8,611
         Less accumulated depreciation and amortization        6,257       4,074
                                                              ------       -----
                                                            $  6,728       4,537
                                                              ======       =====


                             REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements

 (6)Long-Term Debt
    Long-term debt consists of the following:
    (dollars in thousands)

                                                                                                      December 31,
                                                                                                   1999          1998
                                                                                                   ----          ----
    Bank Debt:
    ---------
    Term facility - LIBOR plus 1.0% to 2.0% or Corporate Base
      Rate ("CBR"), rate dependent on the ratio of indebtedness, net of cash and
      marketable   securities,   to  cash   flow,   maturing   October  1,  2003
      (weighted-average  rates of 7.4% and 6.7% at  December  31, 1999 and 1998,
      respectively)                                                                             $ 45,891        57,364

    Revolving  credit  facility - LIBOR plus 1.0% to 2.0% or CBR, rate dependent on the ratio of indebtedness,  net of cash and marketable  securities,  to cash  flow,  maturing  October 1, 2003  (weighted-average  rate of 7.8% at
      December 31, 1999)                                                                          12,000            --

    Subordinated Debt:
    -----------------
    Notes payable, 6.25% convertible, maturing March 1, 2006                                       6,000         6,000

    Note payable, 8%                                                                                  --           844

    Note payable, 8%, payable in quarterly installments of $41 thousand
      commencing July 1, 1999, maturing January 1, 2001                                              136           322

    Notes payable, 7%, payable in two installments of $250 thousand
      on June 30, 2000 and June 30, 2001                                                             500            --

    Notes payable, 6%, payable in two installments of $50 thousand
      on July 20, 2000 and July 20, 2001                                                             100            --

    Note payable, 8%, maturing August 15, 2001                                                       118           325

    Note payable, 8%, payable in two installments of $1.45 million
      on December 20, 2000 and December 20, 2001                                                   2,900            --

    Note payable, 8%, maturing September 9, 2002                                                   1,000         1,000

    Notes payable, 6.5%, maturing May 20, 2003                                                       750            --
                                                                                                  ------        ------

                                                                                                  69,395        65,855

    Less current portion                                                                          18,345        11,926
                                                                                                  ------        ------

    Total long-term debt                                                                        $ 51,050        53,929
                                                                                                  ======        ======

    In 1998 the Company restructured and increased its bank debt. Under the terms of the restructured loan agreement, the Company entered into a five-year, $60.0 million term loan and a revolving line of credit which allows the Company to borrow up to the lesser of $30.0 million or 85% of eligible accounts receivable as defined by the agreement, reduced by amounts outstanding under bank letters of credit. The Company pays a fee on the unused portion of the commitment from .2% to .5% per annum, with such rate being dependent on the ratio of the Company's indebtedness, net of cash and marketable securities, to cash flow. Borrowings under the agreement, including the revolving credit facility, are secured primarily by the Company's

                              REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements

      accounts receivable, equipment and leasehold improvements, and future income and profits. The loan agreement requires the Company to meet certain financial covenants including maintaining minimum net worth and fixed charge coverage ratios. The loan agreement also restricts the Company's ability to pay dividends to its stockholders. As of December 31, 1999, the Company had an outstanding bank letter of credit in the amount of $2.0 million. The average outstanding borrowings under the revolving credit facility for 1999, 1998 and 1997 were $1.7 million, $3.5 million and $7.5 million at weighted-average interest rates of 7.5%, 7.0% and 7.4% per annum, respectively.

    The $6.0 million convertible subordinated notes payable may be redeemed in whole or in part by the Company at any time after March 1, 2000 at from 100% to 104% of the principal balance. The notes are convertible into the Company's common stock prior to March 1, 2006, subject to earlier redemption by the Company, at the option of the former HealthCare Staffing Solutions, Inc. shareholders, at a conversion price of $14.17 per share.

    The scheduled principal payments of long-term debt at December 31, 1999 are as follows: $18.4 million in 2000, $20.3 million in 2001, $12.5 million in 2002, $12.2 million in 2003, $0 in 2004 and $6.0 million thereafter. Interest paid for 1999, 1998 and 1997 was $3.8 million, $3.6 million and $2.6 million, respectively.

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

    The Company  has  various  long-term  performance  plans for the  benefit of employees and nonemployee directors. Under the plans, employees may be granted incentive stock options or nonqualified stock options and nonemployee directors may be granted nonqualified stock options. Certain of the plans also provide for the granting of stock appreciation rights, restricted stock, performance awards, or stock units. Stock options may be granted for a term not to exceed 10 years (five years with respect to a person receiving incentive stock options who owns more than 10% of the capital stock of the Company) and must be granted within 10 years from the adoption of the respective plan. The exercise price of all stock options must be at least equal to the fair market value (110% of fair market value for a person receiving an incentive stock option who owns more than 10% of the capital stock of the Company) of the shares on the date of grant. Except for options granted to nonemployee directors which become fully exercisable after six months and options granted to management that become exercisable after obtainment of certain stock prices, all remaining stock options become fully exercisable after four years from date of grant. During 1999, the Company adopted the 1999 Non-Employee Director Stock Plan under which 100,000 shares may be granted. Also, the Company increased the shares that may be granted employees under the 1996 Long-Term Performance Plan to 2,050,000 shares. At December 31, 1999, 1998 and 1997, a total of 1,042,838, 276,619 and 840,921 shares, respectively, were available for future issuance under the plans.

                             REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements

    The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $9.76, $8.55 and $7.64 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield 0%, volatility of 45%, risk free interest rate of 6.5% and an expected life of 5 to 7 years; 1998 - expected dividend yield 0%, volatility of 40%, risk-free interest rate of 4.7% and an expected life of 4 to 7 years; 1997 - expected dividend yield 0%, volatility of 33%, risk-free interest rate of 5.6% and an expected life of 4 to 7 years.

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
      (dollars in thousands, except per share data)

                                                                Year Ended December 31,
                                                             1999        1998        1997
                                                             ----        ----        ----
      Net earnings                     As reported         $15,098      12,198      10,615
                                       Pro forma            13,407      10,546       9,820

      Basic earnings per share         As reported            2.30        1.97        1.77
                                       Pro forma              2.04        1.71        1.64

      Diluted earnings per share       As reported            2.07        1.71        1.47
                                       Pro forma              1.84        1.49        1.36


    In accordance with SFAS 123, the pro forma net earnings reflects only options granted subsequent to February 1995 and does not reflect the full impact of calculating compensation cost for stock options granted prior to March 1995, that vested in 1999, 1998 and 1997.

    A summary of the status of the  Company's  stock option plans as of December
      31, 1999, 1998 and 1997, and changes during the years then ended is presented below:

                                              1999                           1998                             1997
                                              ----                           ----                             ----
                                           Weighted-Average                 Weighted-Average                 Weighted-Average
                                   Shares   Exercise Price          Shares   Exercise Price         Shares    Exercise Price
                                   ------   --------------          ------   --------------         ------    --------------
Outstanding at
   beginning of period          1,770,149      $ 13.26           1,925,809      $ 11.00          1,863,671       $  9.11
Granted                           424,350        18.12             833,696        15.53            335,375         19.43
Exercised                        (144,496)        9.39            (519,848)        8.76           (221,558)         7.78
Forfeited                        (104,654)       13.72            (469,508)       26.16            (51,679)        11.45
                                ---------                        ---------                       ---------
Outstanding at
   end of period                1,945,349        14.60           1,770,149        13.26          1,925,809         11.00
                                =========                        =========                       =========
Options exercisable at
   end of period                  984,205                        1,061,756                       1,247,265
                                =========                        =========                       =========


                             REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements

   The following table summarizes information about stock options outstanding at December 31, 1999:

                                     Options Outstanding                               Options Exercisable
                        ------------------------------------------------        --------------------------------
                                     Weighted-Average
     Range of           Number         Remaining        Weighted-Average          Number        Weighted-Average
  Exercise Prices    Outstanding     Contractual Life    Exercise Price         Exercisable      Exercise Price
  ---------------    -----------     ----------------    --------------         -----------      --------------
$   4.83 - 9.17          557,404            3.7 years       $   8.60              557,404          $   8.60
   10.67 -14.38          410,783            6.7                11.53              259,838             11.33
   16.06 -20.08          713,929            9.1                18.30               99,089             18.29
   20.44 -25.00          263,233            8.2                21.90               67,874             22.99
                       ---------                                                  -------
    4.83 -25.00        1,945,349            6.9                14.60              984,205             11.30
                       =========                                                  =======

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

                             REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements

 (8) Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share:
     (dollars in thousands, except per share data)

                                                                                Year Ended December 31,
                                                                            1999        1998        1997
                                                                            ----        ----        ----
      Numerator:
      Numerator for basic earnings per share -
         earnings available to common stockholders
         (net earnings)                                                $  15,098      12,198      10,615
      Effect of dilutive securities - after-tax interest on
         convertible subordinated promissory notes                           225         225         225
                                                                          ------      ------      ------
      Numerator for diluted earnings per share -
         earnings available to common stockholders
         after assumed conversions                                     $  15,323      12,423      10,840
                                                                          ======      ======      ======
      Denominator:
      Denominator for basic earnings per share -
         weighted-average shares outstanding                               6,572       6,184       5,999

      Effect of dilutive securities:
         Stock options                                                       412         585         809
         Convertible subordinated promissory notes                           423         423         423
         Contingently issuable shares                                         --          53         144
                                                                          ------      ------      ------
      Denominator for diluted earnings per share -
         adjusted weighted-average shares and assumed
         conversions                                                       7,407       7,245       7,375
                                                                          ======      ======      ======

      Basic earnings per share                                         $    2.30        1.97        1.77
                                                                            ====        ====        ====

      Diluted earnings per share                                       $    2.07        1.71        1.47
                                                                            ====        ====        ====

(9) Employee Benefits

    The Company has an Employee Savings Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. Employees who attain the age of 21 and complete twelve consecutive months of employment with a minimum of 1,000 hours worked are eligible to participate in the plan. Each participant may contribute from 2% to 20% of his or her annual compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is nondiscriminatory. Contributions made by the Company to the Employee Savings Plan were at rates of up to 50% of the first 4% of employee contributions. Expense in connection with the Employee Savings Plan for 1999, 1998 and 1997 totaled $817,000, $681,000 and $439,000, respectively.

    The Company maintains a nonqualified deferred compensation plan for certain employees. Under the plan, participants may defer up to 100% of their annual compensation. The amounts deferred are held in trust but remain the property of the Company.

                             REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements

    At December 31, 1999 and 1998, $1.8 million and $1.2 million, respectively, were payable under the nonqualified deferred compensation plan and approximated the value of the trust assets owned by the Company.

(10) Lease Commitments

     The  Company  leases  office  space  and  certain  office  equipment  under noncancellable  operating  leases.  Future  minimum lease  payments under noncancellable operating leases, as of December 31, 1999, that have initial or remaining lease terms in excess of one year total approximately $2.3 million for 2000, $1.8 million for 2001, $1.5 million for 2002, $617,000 for 2003 and $8,000 for 2004 and thereafter. Rent expense for 1999, 1998 and 1997 was approximately $2.3 million, $1.2 million and $766,000, respectively.

(11) Income Taxes
     Income taxes consist of the following:
     (dollars in thousands)

                                                                               Year Ended December 31,
                                                                            1999        1998        1997
                                                                            ----        ----        ----
       Federal - current                                                $  9,707       7,922       6,298
       Federal - deferred                                                 (1,026)         42        (122)
       State                                                               1,248         937       1,091
                                                                           -----       -----       -----
                                                                        $  9,929       8,901       7,267
                                                                           =====       =====       =====
       Deferred tax liability recorded in
           stockholders' equity                                         $      5           4         520
                                                                           =====       =====       =====

     A reconciliation between expected income taxes, computed by applying the statutory Federal income tax rate of 35% to earnings before income taxes, and actual income tax is as follows:
       (dollars in thousands)

                                                                               Year Ended December 31,
                                                                            1999        1998        1997
                                                                            ----        ----        ----
       Expected income taxes                                            $  8,759       7,656       6,259
       Tax effect of interest income from municipal
           bond obligations exempt from Federal taxation                     (46)        (65)        (54)
       State income taxes, net of Federal
           income tax benefit                                                792         609         709
       Tax effect of amortization expense
           not deductible for tax purposes                                   295         261         261
       Other, net                                                            129         440          92
                                                                           -----       -----       -----
                                                                        $  9,929       8,901       7,267
                                                                           =====       =====       =====

                             REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements

     The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:
       (dollars in thousands)

                                                                  December 31,
                                                                1999        1998
                                                                ----        ----
         Deferred tax assets:
            Net operating loss                             $      --          95
            Provision for doubtful accounts                      926       1,112
            Accrued insurance, bonus and
               vacation expense                                4,503       2,776
            Other                                              1,395         740
                                                               -----       -----
                                                               6,824       4,723
         Deferred tax liabilities:                             -----       -----
            Unrealized gains on marketable
               securities                                          5           4
            Goodwill amortization                              2,453       1,494
            Other                                                813         798
                                                               -----       -----
                                                               3,271       2,296
                                                               -----       -----
         Net deferred tax asset                            $   3,553       2,427
                                                               =====       =====

     The Company is required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income in the periods which the deferred tax assets are deductible, management believes that a valuation allowance is not required, as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

     Income taxes paid by the Company for 1999,  1998 and 1997 were $10.5,  $6.5 million and $6.4 million, respectively.

                             REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements

 (12)Industry Segment Information

     The Company operates in four business segments that are managed separately based on fundamental differences in operations: inpatient programs (including acute rehabilitation and skilled nursing units), outpatient programs, contract therapy services and staffing. All of the Company's services are provided in the United States. Summarized information about the Company's operations in each industry segment is as follows:
       (dollars in thousands)

                                              Revenues from
                                          Unaffiliated Customers                        Operating Earnings
                                          ----------------------                        ------------------
                                      1999         1998         1997               1999         1998      1997
                                      ----         ----         ----               ----         ----      ----

Inpatient                       $  116,497      111,645       97,420          $  18,123       16,763    12,602
Outpatient                          30,677       16,484        9,430              6,238        1,833       582
Contract Therapy                    14,071       13,922        8,359                333        2,629     1,382
Staffing                           148,180       65,365       45,571              5,228        2,106     4,414
                                   -------      -------      -------             ------       ------    ------
Total                           $  309,425      207,416      160,780          $  29,922       23,331    18,980
                                   =======      =======      =======             ======       ======    ======

                                             Total Assets                        Depreciation and Amortization
                                             ------------                        -----------------------------
                                     1999          1998        1997                1999         1998      1997
                                     ----          ----        ----                ----         ----      ----

Inpatient                       $  53,822        56,781      51,210           $   2,460        2,279     2,537
Outpatient                         20,895        11,842       7,442                 498          251       195
Contract Therapy                   19,752        20,763       8,909                 379          228       142
Staffing                           92,659        67,484      29,680               1,959        1,208       906
                                  -------       -------      ------               -----        -----     -----
Total                           $ 187,128       156,870      97,241           $   5,296        3,966     3,780
                                  =======       =======      ======               =====        =====     =====

                                         Capital Expenditures
                                         --------------------
                                     1999         1998        1997
                                     ----         ----        ----
Inpatient                       $   1,217        1,398       1,118
Outpatient                             51           73           5
Contract Therapy                       42           20          --
Staffing                            1,733          612         249
                                    -----        -----       -----
Total                           $   3,043        2,103       1,372
                                    =====        =====       =====


                             REHABCARE GROUP, INC.

                   Notes to Consolidated Financial Statements

  (13)Quarterly Financial Information (Unaudited)
      -------------------------------------------
      (dollars in thousands, except per share data)

                                                                                Quarter Ended

             1999                                       Dec. 31         Sep. 30         June 30         Mar. 31
             ----                                       -------         -------         -------         -------

      Operating revenues                               $ 86,902          79,663          73,675          69,185
      Operating earnings                                  8,139           7,991           7,104           6,688
      Earnings before income taxes                        6,132           7,021           6,188           5,686
      Net earnings                                        3,710           4,233           3,725           3,430
      Net earnings per common share:
         Basic                                              .56             .64             .57             .53
         Diluted                                            .50             .57             .51             .47

                                                                                Quarter Ended

             1998                                       Dec. 31         Sep. 30         June 30         Mar. 31
             ----                                       -------         -------         -------         -------

      Operating revenues                               $ 66,835          54,050          42,967          43,564
      Operating earnings                                  6,712           5,935           5,345           5,339
      Earnings before income taxes and cumulative
        effect of change in accounting principle          7,178           5,147           4,808           4,742
      Net earnings                                        4,227           3,072           2,883           2,016
      Net earnings per common share:
         Basic
            Earnings before cumulative effect of
               change in accounting principle               .65             .49             .48             .47
            Net earnings                                    .65             .49             .48             .35
         Diluted
            Earnings before cumulative effect of
               change in accounting principle               .59             .43             .41             .40
            Net earnings                                    .59             .43             .41             .29

         The sum of the quarterly earnings per common share may not equal the full year earnings per common share due to rounding and computational differences.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


    Certain information regarding directors and executive officers of the Company is contained under the caption "Item 1 - Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

    The following is a list as of March 10, 2000, of the names and ages of the executive officers of the Company and positions with the Company. The employment history of each of the executive officers for the past five years follows the list. There is no family relationship between any of the named persons.

      Name              Age       Position

Alan C. Henderson       54   President and Chief Executive Officer
Maurice Arbelaez        43   President, Staffing Division
Gregory F. Bellomy      43   President, Contract Therapy Division
Tom E. Davis            50   President, Inpatient Division
Keith L. Goding         49   Executive Vice President and Chief Development Officer
Alfred J. Howard        47   President, Outpatient Division
Hickley M. Waguespack   56   Executive Vice President,  Customer  Service and Retention
John R. Finkenkeller    47   Senior Vice President, Chief Financial Officer and Secretary

    ALAN C. HENDERSON has been President and Chief Executive Officer and a director of the Company since May 1998 and was Executive Vice President, Chief Financial Officer and Secretary from 1991 through May 1998.

    MAURICE ARBELAEZ has been President of the Staffing Division since April 1999 and was Senior Vice President Operations from August 1994 to April 1999.

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

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding executive compensation is contained under the caption "Compensation of Executive Officers", included in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management is contained under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership by Management", included in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

     (a)  The following documents are filed as part of this report:

           (1)Financial Statements
                  Independent Auditors' Report
                  Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Earnings for the years ended
                       December 31, 1999, 1998 and 1997
                  Consolidated  Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
                  Consolidated  Statements  of  Cash  Flows  for the years ended
                       December  31,1999, 1998 and 1997
                  Consolidated  Statements  of  Comprehensive  Earnings  for the
                       years ended December 31, 1999, 1998 and 1997
                  Notes to Consolidated Financial Statements

           (2)Financial Statement Schedules:
                  None

           (3)Exhibits:
                  See Exhibit Index on page 38 of this Report.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the three months ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: March 10, 2000
                                   REHABCARE GROUP, INC.
                                   (Registrant)


                                   By: /s/ ALAN C. HENDERSON
                                      ----------------------
                                          (Alan C. Henderson)
                                   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 Signature                        Title                           Dated

 /s/ ALAN C. HENDERSON            President, Chief Executive      March 10, 2000
 ---------------------------      Officer and Director
 (Alan C. Henderson)
 Principal Executive Officer

 /s/ JOHN R. FINKENKELLER         Senior Vice President           March 10, 2000
 ----------------------------     and Chief Financial Officer
 (John R. Finkenkeller)
 Principal Financial Officer

 /s/ WILLIAM G. ANDERSON          Director                        March 10, 2000
 ----------------------------
 (William G. Anderson)

 /s/ RICHARD E. RAGSDALE          Director                        March 10, 2000
 ----------------------------
 (Richard E. Ragsdale)

 /s/ JOHN H. SHORT                Director                        March 10, 2000
 ----------------------------
 (John H. Short)

 /s/ H. EDWIN TRUSHEIM            Director                        March 10, 2000
 ----------------------------
 (H. Edwin Trusheim)

 /s/ THEODORE M. WIGHT            Director                        March 10, 2000
 ----------------------------
 (Theodore M. Wight)

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

3.3 Bylaws (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No.33-40467] and incorporated herein by reference)

4.1 Rights Agreement, dated September 21, 1992, by and between the Company and Boatmen's Trust Company (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A filed September 24, 1992 and incorporated herein by reference)

10.1 1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans(filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference)

10.2 Form of Stock Option Agreement (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference)

10.3  Employment  Agreement with Alan C. Henderson,  dated May 1, 1991 (filed as
      Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, dated June 19, 1991 [Registration No. 33-40467] and incor-porated herein by reference)

10.4 Form of Termination Compensation Agreement for Alan C. Henderson (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

10.5 Form of Termination Compensation Agreement for other executive officers (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

10.6 Supplemental Bonus Plan (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490] and incorporated herein by reference)

10.7 Deferred Profit Sharing Plan (filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No.33-58490] and incorporated herein by reference)

10.8 RehabCare Executive Deferred Compensation Plan (filed as Exhibit 10.12 to the Registrant's Report on Form 10-K, dated May 27, 1994 and incorporated herein by reference)

10.9  RehabCare   Directors'   Stock   Option  Plan  (filed  as  Appendix  A  to
      Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders and incorporated herein by reference)

10.10 Form of Subordinated Convertible Promissory Note of Registrant issued to stockholders of Healthcare Staffing Solutions, Inc. d/b/a Health Tour (filed as Exhibit 2.4 to the Registrant's Current Report on Form 8-K, dated March 1, 1996 and incorporated herein by reference)

10.11 Stock Purchase Agreement, dated July 8, 1998 by and among Medical Resources, Inc., HealthCare Staffing Solutions, Inc. and RehabCare Group, Inc. (filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated August 14, 1998 and incorporated herein by reference)

10.12 Escrow Agreement, dated as of August 14, 1998 by and among Medical Resources Inc., RehabCare Group, Inc. and IBJ Schroder Bank & Trust Company (filed as Exhibit 2.2 to Registrant's Current Report on Form 8-K, dated August 14, 1998 and incorporated herein by reference)

10.13 L/C Procedures Agreement, dated as of July 8, 1998 by and between Medical Resources, Inc. and RehabCare Group, Inc. (filed as Exhibit 2.3 to Registrant's Current Report on Form 8-K, dated August 14, 1998 and incorporated herein by reference)

10.14 Stock Purchase Agreement dated as of August 5, 1998 by and among RehabCare Group Inc., Therapeutic Systems, Ltd. and Ronald C. Stauber (filed as
      Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated September 9, 1998 and incorporated herein by reference)

10.15 Amendment No. 1 to Stock Purchase Agreement dated as of September 9, 1998 by and among RehabCare Group, Inc., Therapeutic Systems, Ltd. and Ronald
      C. Stauber (filed as Exhibit 2.2 to Registrant's Current Report on Form 8-K, dated September 9, 1998 and incorporated herein by reference)

10.16 Amended and Restated 1996 Long-Term  Performance Plan (filed as Appendix A
      to   Registrant's   Proxy   Statement  for  the  1999  Annual  Meeting  of
      Stockholders and incorporated herein by reference)

10.17 RehabCare Group, Inc. 1999 Non-employee Director Stock Plan (filed as Appendix B to Registrant's Proxy statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference)

13.1  Those  portions of the Annual Report for the year ended  December 31, 1999
      of the Registrant included in response to Items 5 and 6 of Form 10-K    40

21.1  Subsidiaries of the Registrant                                          41

23    Consent of KPMG LLP                                                     42

27    Financial Data Schedule                                                 43

------------------------------------------------------------------------------------------------------------------
SIX-YEAR FINANCIAL SUMMARY
Dollars in thousands, except per share data
------------------------------------------------------------------------------------------------------------------
(Year ended December 31, unless noted)                   1999       1998       1997     1996(1)   1996(2)   1995(2)
------------------------------------------------------------------------------------------------------------------
Statement of earnings data:
 Operating revenues                                  $309,425   $207,416   $160,780   $119,856   $89,377   $83,210
 Operating earnings                                    29,922     23,331     18,980     12,717    10,276     8,531
 Net earnings (3)                                      15,098     12,198     10,615      6,992     5,878     4,735
 Net earnings per share (EPS):(3)(4)
      Basic                                          $   2.30   $   1.97   $   1.77   $   1.01   $   .87   $   .71
      Diluted                                        $   2.07   $   1.71   $   1.47   $    .93   $   .84   $   .70
 Weighted average shares outstanding (000s):(4)
      Basic                                             6,572      6,184      5,999      6,955     6,725     6,614
      Diluted                                           7,407      7,245      7,375      7,711     6,975     6,783
------------------------------------------------------------------------------------------------------------------
Balance sheet data:
 Working capital                                     $22,069     $20,606    $12,793    $ 9,254   $11,818    $5,460
 Total assets                                        187,264     156,870     97,241     80,802    57,066    52,833
 Total debt                                           69,395      65,855     39,014     17,467     7,125    10,200
 Stockholders' equity                                 77,783      60,156     39,760     49,670    38,897    32,431
------------------------------------------------------------------------------------------------------------------
Financial statistics:
 Operating margin                                       9.7%       11.3%      11.8%      10.6%     11.5%     10.2%
 Net margin(5)                                          5.1%        5.8%       6.1%       5.8%      6.6%      5.7%
 Current ratio                                         1.4:1       1.5:1      1.6:1      1.6:1     2.0:1     1.4:1
 Diluted EPS growth rate (5)                           26.5%       25.9%      45.2%      14.8%     20.0%     18.6%
 Return on equity(5) (6)                               22.8%       24.1%      21.8%      16.1%     16.5%     16.7%
------------------------------------------------------------------------------------------------------------------
Operating statistics:
 Inpatient (acute rehab and skilled nursing):
      Average number of programs                       131.8       128.2      110.3       91.3      84.7      84.1
      Average admissions per program                     369         354        321        294       279       261
      Average length of stay (billable)                 14.3        14.5       15.0       15.9      17.3      18.4
      Patient days (billable)                        697,769     656,363    532,195    426,995   408,385   403,784
 Outpatient:
      Average number of locations                       40.0        26.1       17.9       19.6      21.2      13.6
      Patient visits                                 785,943     378,108    231,256    223,904   278,970   135,064
 Therapy staffing - Number of weeks worked           131,110      52,265     29,652     21,908        --        --
 Contract therapy - Average number of locations         90.8        49.5       35.6         --        --        --
 -----------------------------------------------------------------------------------------------------------------
(1)     For  comparability  purposes,  reflects the twelve  months  ended  December 31, 1996.
(2)     Twelve month period ended last day of February.
(3)     1999  includes a pre-tax loss of $1.0 million ($0.6 million after tax or $0.09 per share) on write-down of investments.  1998 and 1997 include  pre-tax gains of $1.5 million ($0.9  million  after  tax or $0.12 per share) and  $1.4  million  ($0.9  million  after  tax or $0.12 per  share),  respectively,  from  sales of marketable  securities.  1998  includes  an  $0.8 million  ($0.11  per  share)  after-tax  charge for  the cumulative effect of change in accounting for start-up costs.
(4)     Share data adjusted for 3-for-2 stock split in October 1997.
(5)     Excludes write-down of investments, gains from sale of marketable securities and charge for the cumulative effect of change in  accounting  principle  described in (3).
(6)     Average of beginning and ending equity.
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
STOCK DATA
The Company's common  stock is listed and traded on     years and has not declared any dividends during the current
the New York Stock Exchange under the symbol "RHB".     fiscal year.  The  Company does not  anticipate paying cash
The  stock  prices  below are the high and low sale     dividends in the foreseeable future.  The number of holders
prices.                                                 of  the  Company's  common  stock  as of March 14, 2000 was
Calendar Quarter          1st    2nd    3rd    4th      approximately  3,503  including  138 shareholders of record
---------------------------------------------------     and an  estimated 3,365 persons or entities  holding common
1999: High              $22.69 $22.13 $21.63 $21.38     stock  in  nominee  name.
      Low                15.06  13.81  17.50  15.00
---------------------------------------------------     Shareholders  may  receive earnings  news  releases,  which
1998: High               27.50  31.75  25.13  21.00     provide  timely  financial  information,  by  notifying our
      Low                20.63  21.75  11.88  11.00     investor  relations department or by visiting  our website.
                                                        http://www.rehabcare.com
The Company  has  not  paid dividends on its common
stock during the two most recently completed fiscal

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

RehabCare Group Therapy Services, Inc.     Incorporated in the State of Delaware

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

RehabCare Group of Texas, L.P.             Organized in the State of Texas

StarMed Management, L.L.C.                 Incorporated in the State of Delaware

StarMed Health Personnel, Inc.             Incorporated in the State of Delaware

Wesley Medical Resources, Inc.             Incorporated in the State of Delaware

eai Healthcare Staffing Solutions, Inc.    Incorporated in the State of Delaware

Salt Lake Physical Therapy Associates, Inc Incorporated in the State of Utah

AllStaff, Inc.                             Incorporated in the State of Iowa

                                                                      Exhibit 23

                         Independent Auditors' Consent

The Board of Directors
RehabCare Group, Inc.:

We consent to the incorporation by reference in the registration statement No. 33-82106 on Form S-8, registration statement No. 33-82048 on Form S-8, registration statement No. 333-11311 on Form S-8 as amended, and registration statement No. 333-86679 on Form S-8 of RehabCare Group, Inc. of our report dated February 4, 2000, with respect to the consolidated balance sheets of RehabCare Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, cash flows and comprehensive earnings for each o f the years in the three-year period ended December 31, 1999, which report is included in the December 31, 1999 annual report on Form 10-K of RehabCare Group, Inc.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for start-up costs on January 1, 1998.

                                                        /s/KPMG LLP

 St. Louis, Missouri
 March 27, 2000