Form 10-Q
period 2000-03-31
REHABCARE GROUP INC
filed 2000-05-15
CIK 812191

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


                                     FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2000

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

                        Yes    X                 No


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                             Outstanding at May 10, 2000
--------------------------------------            ---------------------------
Common Stock, par value $.01 per share                    7,269,480

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    1 of 12

                                   REHABCARE GROUP, INC.

                                       Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        March 31, 2000 (unaudited) and December 31, 1999                   3

      Condensed consolidated statements of earnings for the three
        months ended March 31, 2000 and 1999 (unaudited)                   4

      Condensed consolidated statements of cash flows for the
        three months ended March 31, 2000 and 1999 (unaudited)             5

      Notes to condensed consolidated financial statements (unaudited)     6

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  9

Part II. - Other Information

   Item 4. - Submission of Matters to Security Holders                    11

   Item 6. - Exhibits and Reports on Form 8-K                             11

   Signatures                                                             12
















                                    2 of 12

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements

                                   REHABCARE GROUP, INC.

                           Condensed Consolidated Balance Sheets
                       (dollars in thousands, except per share data)


                                                        March 31,  December 31,
                                                         2000         1999
                                                         ----         ----
                                                       (unaudited)
Assets:
Current assets:
    Cash and cash equivalents                         $    963          738
    Marketable securities, available-for-sale            3,019        3,019
    Accounts receivable, net of allowance for doubtful
      accounts of $4,761 and $4,577, respectively       78,856       65,777
    Deferred tax assets                                  5,460        4,898
    Prepaid expenses and other current assets              899        1,100
                                                       -------      -------
      Total current assets                              89,197       75,532
Marketable securities, trading                           2,133        1,777
Equipment and leasehold improvements, net                8,211        7,269
Excess of cost over net assets acquired, net            98,359       99,020
Other                                                    4,394        3,666
                                                       -------      -------
                                                      $202,294      187,264
                                                       =======      =======
Liabilities and Stockholders' Equity:
Current liabilities:
    Current portion of long-term debt                 $ 13,319       13,345
    Accounts payable                                     4,379        3,359
    Accrued salaries and wages                          17,658       16,884
    Accrued expenses                                    10,358       11,592
    Income taxes payable                                 4,135        3,283
                                                       -------      -------
      Total current liabilities                         49,849       48,463
Deferred compensation and other long-term
   liabilities                                           2,560        3,623
Deferred tax liabilities                                 1,946        1,345
Long-term debt, less current portion                    58,067       56,050
                                                       -------      -------
      Total liabilities                                112,422      109,481
                                                       =======      =======

Stockholders' equity:
    Preferred stock, $.10 per value,
      10,000,000 shares, none issued and outstanding        --           --
    Common stock, $.01 par value; authorized 20,000,000
      shares, issued 8,325,212 and 7,850,283 shares,
      respectively                                          83           79
    Additional paid-in capital                          39,653       33,179
    Retained earnings                                   68,099       62,488
    Less common stock held in treasury at cost,
      1,165,597 shares                                 (17,975)     (17,975)
    Accumulated other comprehensive earnings                12           12
                                                       -------      -------
      Total stockholders' equity                        89,872       77,783
                                                       -------      -------
                                                      $202,294      187,264
                                                       =======      =======


             See notes to condensed consolidated financial statements.

                                    3 of 12

                               REHABCARE GROUP, INC.

                    Condensed Consolidated Statements of Earnings
                    (dollars in thousands, except per share data)
                                     (Unaudited)


                                                                  Three Months Ended
                                                                       March 31,
                                                                      2000      1999
                                                                      ----      ----

Operating revenues                                               $ 105,933    69,185
Costs and expenses:
   Operating expenses                                               75,244    49,478
   General and administrative                                       18,586    11,811
   Depreciation and amortization                                     1,516     1,208
                                                                    ------    ------
     Total costs and expenses                                       95,346    62,497
                                                                    ------    ------
     Operating earnings                                             10,587     6,688
Interest income                                                         49        65
Interest expense                                                    (1,324)   (1,065)
Other income (expense), net                                              8        (2)
                                                                    ------    ------
Earnings before income taxes                                         9,320     5,686
Income taxes                                                         3,709     2,256
                                                                    ------    ------
     Net earnings                                                $   5,611     3,430
                                                                    ======    ======

Net earnings per common share:
     Basic                                                       $     .81       .53
                                                                    ======    ======
     Diluted                                                     $     .73       .47
                                                                    ======    ======
Weighted average number of common shares outstanding:
     Basic                                                           6,925     6,508
                                                                    ======    ======
     Diluted                                                         7,683     7,358
                                                                    ======    ======


                 See notes to condensed consolidated financial statements.

                                    4 of 12

                                REHABCARE GROUP, INC.

                   Condensed Consolidated Statements of Cash Flows
                               (dollars in thousands)
                                     (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                             2000       1999
                                                             ----       ----
Cash flows from operating activities:
   Net earnings                                            $5,611      3,430
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation and amortization                       1,516      1,208
        Provision for losses on accounts receivable           992        351
        Increase (decrease) in deferred compensation          (48)       416
        Increase in accounts receivable, net              (14,071)      (654)
        Decrease (increase) in prepaid expenses and
           other current assets                               201       (505)
        Increase in other assets                             (320)       (52)
        Increase (decrease) in accounts payable
           and accrued expenses                            (1,229)       577
        Increase (decrease) in accrued salaries and wages     774       (511)
        Increase in income taxes payable and deferred         891        598
                                                            -----      -----
               Net cash provided by (used in)
                  operating activities                     (5,683)     4,858
                                                            -----      -----

Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net  (1,516)      (453)
   Purchase of marketable securities                         (489)      (350)
   Deferred contract costs                                   (334)      (200)
   Proceeds from sale/maturities of investments               133         --
   Other                                                     (355)       (28)
                                                            -----      -----
               Net cash used in investing activities       (2,561)    (1,031)
                                                            -----      -----

Cash flows from financing activities:
   Proceeds from revolving credit facility, net            10,900         --
   Payments on long-term debt                              (2,909)    (2,962)
   Exercise of stock options, including tax benefit           478        307
                                                            -----      -----
               Net cash provided by (used in)
                  financing activities                      8,469     (2,655)
                                                            -----      -----

               Net increase in cash and cash equivalents      225      1,172

Cash and cash equivalents at beginning of period              738      5,666
                                                            -----      -----

Cash and cash equivalents at end of period                 $  963      6,838
                                                            =====      =====


              See notes to condensed consolidated financial statements.

                                    5 of 12

                                   REHABCARE GROUP, INC.

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)


Note 1. - Basis of Presentation

The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior years' amounts have been reclassified to conform with the current year presentation.

The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference is made to the Company's audited consolidated financial statements and the related notes as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of accounting policies.


Note 2. - Conversion of Note Payable

On February 14, 2000, the $6.0 million convertible subordinated notes payable to the former Healthcare Staffing Solutions, Inc. shareholders were converted to Company Common Stock. The conversion price was $14.17 per share, resulting in the issuance of 423,526 shares of Company Common Stock. This transaction had no effect on diluted earnings per share.

                                    6 of 12

Note 3. - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
(dollars in thousands, except per share data)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2000        1999
                                                                    ----        ----
Numerator:

Numerator for basic earnings per share - earnings available
   to common stockholders (net earnings)                          $5,611       3,430

Effect of dilutive securities - after-tax interest on
   convertible subordinated promissory notes                          28          55
                                                                   -----       -----

Numerator for diluted earnings per share - earnings available
   to common stockholders after assumed conversions               $5,639       3,485
                                                                   =====       =====

Denominator:

Denominator for basic earnings per share - weighted-average
   shares outstanding                                              6,925       6,508

Effect of dilutive securities:
   Stock options                                                     549         427

   Convertible subordinated promissory notes                         209         423
                                                                   -----       -----

Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                 7,683       7,358
                                                                   =====       =====

Basic earnings per share                                          $  .81         .53
                                                                   =====       =====

Diluted earnings per share                                        $  .73         .47
                                                                  =====        =====

                                    7 of 12

Note 4. - Industry Segment Information

The Company operates in four business segments that are managed separately based on fundamental differences in operations: inpatient programs (including acute rehabilitation and skilled nursing units), outpatient programs, contract therapy services and staffing. All of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months ended March 31, 2000 and 1999 in each industry segment is as follows:
(dollars in thousands)

                                                                  Three Months Ended
                                                                        March 31,
                                                                    2000        1999
                                                                    ----        ----
Revenues from Unaffiliated Customers
Inpatient                                                       $ 30,511      28,987
Outpatient                                                         9,660       6,356
Contract Therapy                                                   6,200       2,778
Staffing                                                          59,562      31,064
                                                                 -------     -------
Total                                                           $105,933      69,185
                                                                 =======     =======


Operating Earnings
Inpatient                                                       $  5,278       4,969
Outpatient                                                         1,954       1,126
Contract Therapy                                                     676        (197)
Staffing                                                           2,679         790
                                                                 -------     -------
Total                                                           $ 10,587       6,688
                                                                 =======     =======


Total Assets
Inpatient                                                       $ 55,826      56,668
Outpatient                                                        20,066      12,156
Contract Therapy                                                  21,407      18,583
Staffing                                                         104,995      71,276
                                                                 -------     -------
Total                                                           $202,294     158,683
                                                                 =======     =======


Depreciation and Amortization
Inpatient                                                       $    631         599
Outpatient                                                           165          93
Contract Therapy                                                      96          87
Staffing                                                             624         429
                                                                 -------     -------
Total                                                           $  1,516       1,208
                                                                 =======     =======


Capital Expenditures
Inpatient                                                       $    912         343
Outpatient                                                            39          21
Contract Therapy                                                       9           1
Staffing                                                             556          88
                                                                 -------     -------
Total                                                           $  1,516         453
                                                                 =======     =======


                             8 of 12

Note 5. - Current Developments in Accounting and Reporting

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. Management is currently in the process of evaluating the impact of this bulletin, but does not expect a material effect on the consolidated financial statements. This bulletin is effective beginning the second quarter of fiscal 2000.


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

                                                         Three Months Ended
Operating Statistics                                          March 31,
                                                           2000       1999
                                                           ----       ----
Program Management:
    Inpatient Programs (Acute and Subacute)
    Average bed capacity                                  2,634      2,590
    Average billable length of stay (days)                 14.3       14.3
    Billable patient days served                        181,856    174,583
    Admissions                                           12,681     12,217
    Average daily billable census                         1,998      1,940
    Average occupied beds per program                      14.8       14.8
    Total programs in operation at end of period            132        131

    Outpatient Clinics
    Patient visits                                      259,409    158,603
    Units of service                                    717,812    427,339
    Total clinics in operation at end of period              46         34

    Contract Therapy
    Number of locations at end of period                    141         77

    Staffing
    Weeks worked                                         52,864     27,430


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Operating revenues during the first quarter 2000 increased by $36.7 million, or 53.1%, to $105.9 million as compared to the first quarter of 1999. Acquisitions accounted for 23.6% of the net increase. Inpatient program revenue increased by

                                    9 of 12

$1.5 million to $30.5 million. A 2.7% increase in the average number of inpatient programs from 131.3 to 134.8 programs, combined with a 0.3% increase in the average daily billable census per inpatient program to 14.8 resulted in a 4.2% increase in billable patient days to 181,856. The increase in billable patient days, combined with a 1.0% increase in average per diem billing rates, generated a 5.3% increase in revenue from inpatient programs. The increase in billable census per program for inpatient programs is primarily attributable to a 1.1% increase in admissions per program. Outpatient revenue increased 52.0% to $9.7 million, reflecting $1.3 million from the May 20, 1999 acquisition of Salt Lake Physical Therapy Associates Inc., an increase in the average number of outpatient clinics managed from 35.7 to 45.9, and an increase in units of service per clinic. Contract therapy revenue increased 123.2% to $6.2 million, reflecting an increase in the average number of contract therapy locations managed from 75.5 to 134.8, and an increase in revenue per location.

Staffing revenue increased 91.7% to $59.6 million, reflecting $1.5 million from the July 1, 1999 acquisition of AllStaff, Inc., $5.9 million from the December 20, 1999 acquisition of eai Healthcare Staffing Solutions, Inc. ("eai Healthcare Staffing"), and a 58.4% increase in weeks worked at existing travel and supplemental offices from 27,420 to 43,459.

Operating expenses for the three months ended March 31, 2000 increased by $25.8 million, or 52.1%, to $75.2 million as compared to the three months ended March 31, 1999. Acquisitions accounted for approximately 22.3% of the net increase. The remaining increase in operating expenses is attributable to the increase in patient days, units of services, increased contract therapy locations, and increased weeks worked from travel and supplemental staffing offices.

General and administrative expenses increased $6.8 million, or 57.4%, to $18.6 million, reflecting increases in corporate office expenses as well as marketing, business development, operations and professional services in support of the increase in inpatient programs, outpatient clinics, contract therapy locations and staffing offices, plus the addition of general and administrative expenses of companies acquired.

Depreciation and amortization increased $308,000 reflecting an increase in goodwill from acquisitions.

Interest expense increased $259,000 reflecting interest on additional debt funding the acquisitions, borrowings under the revolving loan for working capital purposes and an increase in interest rates.

Earnings before income taxes increased by $3.6 million, or 63.9%, to $9.3 million. The provision for income taxes for 2000 was $3.7 million compared to $2.3 million in 1999, reflecting effective income tax rates of 39.8% and 39.7%, respectively. Net earnings increased by $2.2 million, or 63.6%, to $5.6 million. Diluted earnings per share increased 55.3% to $.73 from $.47 on a 4.4% increase in the weighted-average shares and assumed conversions outstanding. The increase in diluted shares outstanding is attributable primarily to stock option exercises and shares issued in acquisitions, and an increase in the dilutive effect of stock options resulting from an increase in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options.


Liquidity and Capital Resources

As of March 31, 2000, the Company had $4.0 million in cash and current marketable securities and a current ratio of 1.8:1. Working capital increased by

                                    10 of 12

$12.3 million as of March 31, 2000, compared to December 31, 1999, primarily reflecting working capital from the acquisition of eai Healthcare Staffing and working capital generated from operations.

Net accounts receivable were $78.9 million at March 31, 2000, compared to $65.8 million at December 31, 1999. The number of day's average net revenue in net receivables was 67.7 at March 31, 2000 compared to 65.6 at December 31, 1999.

The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital, capital expenditure, business expansion and debt service requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $30.0 million revolving line of credit with a balance outstanding as of March 31, 2000 of $22.9 million. The Company made additional borrowings in the first quarter of 2000 under its revolving line of credit to fund its $2.0 million letter of credit and to finance its rapid growth in revenues and accounts receivable. The Company believes it has the ability to expand its borrowing capacity, if necessary, to meet working capital and acquisition requirements.


Part II. - OTHER INFORMATION

Item 4. - Submission of Matters to Security Holders

The Annual Meeting of Stockholders of the Company was held on Wednesday, May 10, 2000, at which time the stockholders voted to elect the six incumbent directors to hold office until the next annual meeting of stockholders of the Company or until their successors have been duly elected and qualified. The names of each of the directors of the Company who were reelected at the Annual Meeting and the votes cast "FOR" or for which authority to vote was "WITHHELD" is as follows:

      Name                          For                     Withheld Authority

         William G. Anderson        6,189,973                      39,871
         Alan C. Henderson          5,175,754                   1,054,090
         Richard E. Ragsdale        6,189,973                      39,871
         John H Short               6,189,973                      39,871
         H. Edwin Trusheim          6,188,727                      41,117
         Theodore M. Wight          6,188,727                      41,117


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

May 10, 2000

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


                                    12 of 12