Form 10-Q
period 2000-06-30
REHABCARE GROUP INC
filed 2000-08-14
CIK 812191

================================================================================

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


                                     FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2000

                          Commission File Number 0-19294


                               REHABCARE GROUP, INC.
                               ---------------------
              (Exact name of Registrant as specified in its charter)

          Delaware                                    51-0265872
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


              7733 Forsyth Boulevard, Suite 1700, St. Louis, MO 63105
              -------------------------------------------------------
               (Address of principal executive offices and zip code)

                                    314-863-7422
              -------------------------------------------------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X                 No
                             -----                   -----


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                             Outstanding at August 9, 2000
--------------------------------------            -----------------------------
Common Stock, par value $.01 per share                    14,764,742

================================================================================

                                    1 of 13

                                   REHABCARE GROUP, INC.

                                       Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        June 30, 2000 (unaudited) and December 31, 1999                    3

      Condensed consolidated statements of earnings for the three
        months and six months ended June 30, 2000 and 1999 (unaudited)     4

      Condensed consolidated statements of cash flows for the
        three months and six months ended June 30, 2000
        and 1999 (unaudited)                                               5

      Notes to condensed consolidated financial statements (unaudited)     6

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  9

Part II. - Other Information

   Item 6. - Exhibits and Reports on Form 8-K                             12

   Signatures                                                             13



                                    2 of 13

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements
-----------------------------------------------------

                                   REHABCARE GROUP, INC.

                           Condensed Consolidated Balance Sheets
                       (dollars in thousands, except per share data)

                                                       June 30,    December 31,
                                                         2000         1999
                                                         ----         ----
                                                      (unaudited)
Assets:
Current assets:
    Cash and cash equivalents                         $  1,131          738
    Marketable securities, available-for-sale            3,019        3,019
    Accounts receivable, net of allowance for doubtful
      accounts of $5,357 and $4,577, respectively       74,758       65,777
    Deferred tax assets                                  5,809        4,898
    Prepaid expenses and other current assets              795        1,100
                                                       -------      -------
      Total current assets                              85,512       75,532
Marketable securities, trading                           2,228        1,777
Equipment and leasehold improvements, net                8,931        7,269
Excess of cost over net assets acquired, net            97,827       99,020
Other                                                    4,322        3,666
                                                       -------      -------
                                                      $198,820      187,264
                                                       =======      =======
Liabilities and Stockholders' Equity:
Current liabilities:
    Current portion of long-term debt                 $ 13,278       13,345
    Accounts payable                                     2,742        3,359
    Accrued salaries and wages                          20,000       16,884
    Accrued expenses                                    11,200       11,592
    Income taxes payable                                   181        3,283
                                                       -------      -------
      Total current liabilities                         47,401       48,463
Deferred compensation and other long-term
   liabilities                                           2,628        3,623
Deferred tax liabilities                                 1,558        1,345
Long-term debt, less current portion                    48,049       56,050
                                                       -------      -------
      Total liabilities                                 99,636      109,481
                                                       -------      -------


Stockholders' equity:
   Preferred stock, $.10 per value,
      10,000,000 shares, none issued and outstanding        --           --
    Common stock, $.01 par value; authorized 20,000,000
      shares, issued 17,065,274 and 15,700,566 shares,
      respectively                                         171          157
    Additional paid-in capital                          43,333       33,101
    Retained earnings                                   73,643       62,488
    Less common stock held in treasury at cost,
      2,331,194 shares                                 (17,975)     (17,975)
    Accumulated other comprehensive earnings                12           12
                                                       -------      -------
      Total stockholders' equity                        99,184       77,783
                                                       -------      -------
                                                      $198,820      187,264
                                                       =======      =======

             See notes to condensed consolidated financial statements.

                                    3 of 13

                               REHABCARE GROUP, INC.

                    Condensed Consolidated Statements of Earnings
                    (dollars in thousands, except per share data)
                                     (Unaudited)


                                            Three Months Ended      Six Months Ended
                                                  June 30,             June 30,
                                               2000       1999        2000      1999
                                               ----       ----        ----      ----

Operating revenues                       $  107,721     73,675     213,654   142,860
Costs and expenses:
   Operating expenses                        76,621     52,969     151,865   102,447
   General and administrative                19,040     12,342      37,626    24,153
   Depreciation and amortization              1,622      1,260       3,138     2,468
                                             ------     ------     -------   -------
     Total costs and expenses                97,283     66,571     192,629   129,068
                                             ------     ------     -------   -------
     Operating earnings                      10,438      7,104      21,025    13,792
Interest income                                  59         49         108       114
Interest expense                             (1,328)      (997)     (2,652)   (2,062)
Other income                                     20         32          28        30
                                             ------     ------      ------    ------
Earnings before income taxes                  9,189      6,188      18,509    11,874
Income taxes                                  3,645      2,463       7,354     4,719
                                             ------     ------      ------    ------
     Net earnings                        $    5,544      3,725      11,155     7,155
                                             ======     ======      ======    ======

Net earnings per common share:
     Basic                               $      .38        .28         .79       .55
                                             ======     ======      ======    ======
     Diluted                             $      .35        .26         .71       .50
                                             ======     ======      ======    ======
Weighted average number of
   common shares outstanding:
     Basic                                   14,539     13,106      14,195    13,039
                                             ======     ======      ======    ======
     Diluted                                 15,994     14,742      15,650    14,678
                                             ======     ======      ======    ======


                 See notes to condensed consolidated financial statements.
                                    4 of 13

                                REHABCARE GROUP, INC.

                   Condensed Consolidated Statements of Cash Flows
                               (dollars in thousands)
                                     (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             2000       1999
                                                             ----       ----
Cash flows from operating activities:
   Net earnings                                          $ 11,155      7,155
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation and amortization                       3,138      2,468
        Provision for losses on accounts receivable         1,752      1,120
        Increase in deferred compensation                      20        472
        Increase in accounts receivable, net              (10,733)    (5,016)
        Decrease in prepaid expenses and
           other current assets                               305        165
        Increase in other assets                             (243)       (64)
        Decrease in accounts payable
           and accrued expenses                            (2,024)      (258)
        Increase in accrued salaries and wages              3,116        796
        Decrease in income taxes payable and deferred      (3,800)      (232)
                                                            -----      -----
               Net cash provided by operating activities    2,686      6,606
                                                            -----      -----

Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net  (2,892)    (1,317)
   Purchase of marketable securities                         (617)      (495)
   Deferred contract costs                                   (484)      (325)
   Proceeds from sale/maturities of investments               166         89
   Cash paid in acquisition of businesses,
     net of cash received                                      --     (4,889)
   Other                                                     (644)      (542)
                                                            -----      -----
               Net cash used in investing activities       (4,471)    (7,479)
                                                            -----      -----

Cash flows from financing activities:
   Proceeds from revolving credit facility, net             4,000      2,000
   Proceeds from issuance of note payable                      --        750
   Payments on long-term debt                              (6,068)    (6,654)
   Exercise of stock options, including tax benefit         4,246        567
                                                            -----      -----
               Net cash provided by (used in)
                  financing activities                      2,178     (3,337)
                                                            -----      -----

               Net increase (decrease) in cash
                  and cash equivalents                        393     (4,210)

Cash and cash equivalents at beginning of period              738      5,666
                                                            -----      -----

Cash and cash equivalents at end of period               $  1,131      1,456
                                                            =====      =====


              See notes to condensed consolidated financial statements.

                                    5 of 13

                                   REHABCARE GROUP, INC.

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ----------------------------------------------------
                                        (Unaudited)


Note 1. - Basis of Presentation
-------------------------------

     The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior years' amounts have been reclassified to conform with the current year presentation.

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


Note 2. - Expansion of Borrowing Capacity
-----------------------------------------

     Effective May 11, 2000, the Company amended its loan agreement and increased its borrowing capacity on its revolving line of credit from $30.0 million to $40.0 million. The increased revolving commitment will remain in effect until the close of business on August 14, 2000, at which time it will reduce to $30.0 million. The terms of the amended revolving commitment are identical to those of the original credit agreement. The Company has commitments to significantly expand its term loan and expects to close on a new loan agreement during the third quarter. See "Liquidity and Capital Resources".


Note 3. - Common Stock Split
----------------------------

     On May 10, 2000, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock in the form of a stock dividend, which was distributed on June 19, 2000, to stockholders of record as of May 31, 2000. Share and per share amounts in the condensed consolidated financial statements and accompanying notes have been restated to reflect the split.

                                    6 of 13

Note 4. - Earnings per Share
----------------------------

     The following table sets forth the computation of basic and diluted earnings per share: (dollars in thousands, except per share data)


                                            Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                            2000        1999        2000        1999
                                            ----        ----        ----        ----
Numerator:

Numerator for basic earnings
   per share - earnings available
   to common stockholders
   (net earnings)                        $ 5,544       3,725      11,155       7,155

Effect of dilutive securities -
   after-tax interest on convertible
   subordinated promissory notes              --          56          28         112
                                          ------      ------      ------      ------

Numerator for diluted earnings per
   share - earnings available to
   common stockholders after assumed
   conversions                           $ 5,544       3,781      11,183       7,267
                                          ======      ======      ======      ======

Denominator:

Denominator for basic earnings per
   share - weighted-average shares
   outstanding                            14,539      13,106      14,195      13,039

Effect of dilutive securities:
   Stock options                           1,455         790       1,350         793
   Convertible subordinated
      promissory notes                        --         846         105         846
                                          ------      ------      ------      ------

Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions         15,994      14,742      15,650      14,678
                                          ======      ======      ======      ======

Basic earnings per share                    $.38         .28         .79         .55
                                             ===         ===         ===         ===

Diluted earnings per share                  $.35         .26         .71         .50
                                             ===         ===         ===         ===

                                    7 of 13

Note 5. - Industry Segment Information
--------------------------------------

     The Company operates in four business segments that are managed separately based on fundamental differences in operations: inpatient programs (including acute rehabilitation and skilled nursing units), outpatient programs, contract therapy services and staffing. All of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months and six months ended June 30, 2000 and 1999 in each industry segment is as follows: (dollars in thousands)

                                          Three Months Ended       Six Months Ended
                                                 June 30,               June 30,
                                            2000        1999        2000        1999
                                            ----        ----        ----        ----

Revenues from Unaffiliated Customers
------------------------------------
Inpatient                              $  29,288      29,188      59,799      58,175
Outpatient                                 9,842       7,153      19,502      13,509
Contract Therapy                           6,655       3,276      12,855       6,054
Staffing                                  61,936      34,058     121,498      65,122
                                         -------     -------     -------     -------
Total                                  $ 107,721      73,675     213,654     142,860
                                         =======     =======     =======     =======


Operating Earnings
------------------
Inpatient                              $   4,776       5,260      10,054      10,229
Outpatient                                 1,911       1,293       3,865       2,419
Contract Therapy                             622         297       1,298         100
Staffing                                   3,129         254       5,808       1,044
                                         -------     -------     -------     -------
Total                                  $  10,438       7,104      21,025      13,792
                                         =======     =======     =======     =======


Total Assets
------------
Inpatient                              $  55,088      53,323      55,088      53,323
Outpatient                                20,934      18,784      20,934      18,784
Contract Therapy                          21,363      18,833      21,363      18,833
Staffing                                 101,435      70,584     101,435      70,584
                                         -------     -------     -------     -------
Total                                  $ 198,820     161,524     198,820     161,524
                                         =======     =======     =======     =======


Depreciation and Amortization
-----------------------------
Inpatient                              $     682         621       1,313       1,220
Outpatient                                   174         111         339         204
Contract Therapy                              92          96         188         183
Staffing                                     674         432       1,298         861
                                         -------     -------     -------     -------
Total                                  $   1,622       1,260       3,138       2,468
                                         =======     =======     =======     =======


Capital Expenditures
--------------------
Inpatient                              $     521         633       1,433         976
Outpatient                                     7           1          46          22
Contract Therapy                              48           4          57           5
Staffing                                     800         228       1,356         316
                                         -------     -------     -------     -------
Total                                  $   1,376         866       2,892       1,319
                                         =======     =======     =======     =======

                                    8 of 13

Note 6. - Current Developments in Accounting and Reporting
----------------------------------------------------------

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. Management is currently in the process of evaluating the impact of this bulletin, but does not expect a material effect on the consolidated financial statements. This bulletin is effective beginning the fourth quarter of fiscal 2000.


Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

Results of Operations
---------------------

     The Company provides outsourcing and management of comprehensive medical rehabilitation, subacute (skilled nursing) and outpatient therapy programs on a multi-year contract basis and contract therapy services to hospitals and nursing homes. The Company also is a provider of medical staffing to hospitals, long-term care and other healthcare facilities on both an interim and permanent basis.

                                               Three Months Ended   Six Months Ended
                                                     June 30,            June 30,
                                                     --------            --------
Operating Statistics                              2000     1999       2000      1999
--------------------                              ----     ----       ----      ----
Program Management:
-------------------
   Inpatient Programs (Acute and Subacute)
   ---------------------------------------
   Average bed capacity                          2,615    2,609      2,625     2,599
   Average billable length of stay (days)         14.1     14.4       14.2      14.4
   Billable patient days served                174,400  174,459    356,256   349,042
   Admissions                                   12,368   12,083     25,049    24,300
   Average daily billable census                 1,917    1,917      1,957     1,928
   Average occupied beds per program              14.4     14.7       14.6      14.7
   Total programs in operation at end of period    138      132        138       132

   Outpatient Clinics
   ------------------
   Patient visits                              276,790  182,625    536,199   341,228
   Units of service                            766,728  500,024  1,484,540   927,363
   Total clinics in operation at end of period      49       40         49        40

   Contract Therapy
   ----------------
   Number of locations at end of period            149       89        149        89

Staffing:
---------
   Weeks worked                                 54,253   30,322    107,117    57,752

                                    9 of 13

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999
-----------------------------------------------------------------------------

     Operating revenues during the second quarter 2000 increased by $34.0 million, or 46.2%, to $107.7 million as compared to the second quarter of 1999. Acquisitions accounted for 22.7% of the net increase. Inpatient program revenue increased by $101,000 to $29.3 million, primarily reflecting a 1.7% increase in the average number of inpatient programs from 130.9 to 133.1 and a 0.3% increase in average per diem billing rates, offset by a 1.6% decrease in the average daily billable census per inpatient program to 14.4. The decrease in billable census per program for inpatient programs is primarily attributable to a 2.4% decrease in average length of stay to 14.1 offset by a 0.7% increase in admissions per program. Outpatient revenue increased 37.6% to $9.8 million, reflecting an increase in the average number of outpatient clinics managed from
37.1 to 48.3 and an increase in units of service per clinic. Contract therapy revenue increased 103.2% to $6.7 million, reflecting an increase in the average number of contract therapy locations managed from 84.3 to 144.5, and an increase in revenue per location.

     Staffing revenue increased 81.8% to $61.9 million, reflecting $1.7 million from the July 1, 1999 acquisition of AllStaff, Inc., $5.9 million from the December 20, 1999 acquisition of eai Healthcare Staffing Solutions, Inc. ("eai Healthcare Staffing"), and a 46.6% increase in weeks worked at existing travel and supplemental offices from 30,322 to 44,452.

     Operating expenses for the three months ended June 30, 2000 increased by $23.7 million, or 44.7%, to $76.6 million as compared to the three months ended June 30, 1999. Acquisitions accounted for approximately 28.5% of the net increase. The remaining increase in operating expenses is attributable to the increase in outpatient units of services, increased contract therapy locations, and increased weeks worked from travel and supplemental staffing offices, offset by decreased costs in inpatient programs.

     General and administrative expenses increased $6.7 million, or 54.3%, to $19.0 million, reflecting increases in corporate office expenses as well as marketing, business development, operations and professional services in support of the increase in outpatient clinics, contract therapy locations and staffing offices, plus the addition of general and administrative expenses of companies acquired.

     Depreciation and amortization increased $362,000 reflecting an increase in goodwill from acquisitions and depreciation on equipment purchased.

     Interest expense increased $331,000 reflecting interest on additional debt funding the acquisitions, borrowings under the revolving line of credit for working capital purposes and an increase in interest rates.

     Earnings before income taxes increased by $3.0 million, or 48.5%, to $9.2 million. The provision for income taxes for 2000 was $3.6 million compared to $2.5 million in 1999, reflecting effective income tax rates of 39.7% and 39.8%, respectively. Net earnings increased by $1.8 million, or 48.8%, to $5.5 million. Diluted earnings per share increased 34.6% to $.35 from $.26 on an 8.5% increase in the weighted-average shares and assumed conversions outstanding. The increase in weighted average shares outstanding is attributable primarily to stock option exercises and the increase in the dilutive effect of stock options as a result of an increase in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options.

                                    10 of 13

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

     Operating revenues during the first six months of 2000 increased by $70.8 million, or 49.6%, to $213.7 million as compared to the first six months of 1999. Acquisitions accounted for 23.2% of the net increase. Inpatient program revenue increased by $1.6 million to $59.8 million. A 2.1% increase in the average number of inpatient programs from 131.1 to 133.9 programs plus one additional day in February 2000 offset by a 0.7% decrease in the average daily billable census per inpatient program to 14.6 resulted in a 2.1% increase in billable patient days to 356,256. The increase in billable patient days, combined with a 0.7% increase in average per diem billing rates, generated a 2.8% increase in revenue from inpatient programs. The increase in billable census per program for inpatient programs is primarily attributable to a 0.9% increase in admissions per program. Outpatient revenue increased 44.4% to $19.5 million, reflecting $1.4 million from the May 20, 1999 acquisition of Salt Lake Physical Therapy Associates, Inc., an increase in the average number of outpatient clinics managed from 36.4 to 47.2, and an increase in units of service per clinic. Contract therapy revenue increased 112.4% to $12.9 million, reflecting an increase in the average number of contract therapy locations managed from 79.9 to 139.8, and an increase in revenue per location.

     Staffing revenue increased 86.4% to $121.5 million, reflecting $3.2 million from the July 1, 1999 acquisition of AllStaff, Inc., $11.7 million from the December 20, 1999 acquisition of eai Healthcare Staffing, and a 52.2% increase in weeks worked at existing travel and supplemental offices from 57,752 to 87,911.

     Operating expenses for the first six months of 2000 increased by $49.4 million, or 48.2%, to $151.9 million as compared to the first six months of 1999. Acquisitions accounted for approximately 25.2% of the net increase. The remaining increase in operating expenses is attributable to the increase in outpatient units of services, increased contract therapy locations, and increased weeks worked from travel and supplemental staffing offices.

     General and administrative expenses increased $13.5 million, or 55.8%, to $37.6 million, reflecting increases in corporate office expenses as well as marketing, business development, operations and professional services in support of the increase in outpatient clinics, contract therapy locations and staffing offices, plus the addition of general and administrative expenses of companies acquired.

     Depreciation and amortization increased $670,000 reflecting an increase in goodwill from acquisitions and depreciation on equipment purchased.

     Interest expense increased $590,000 reflecting interest on additional debt funding the acquisitions, borrowings under the revolving line of credit for working capital purposes and an increase in interest rates.

     Earnings before income taxes increased by $6.6 million, or 55.9%, to $18.5 million. The provision for income taxes for 2000 was $7.4 million compared to $4.7 million in 1999, reflecting effective income tax rates of 39.7% for each period. Net earnings increased by $4.0 million, or 55.9%, to $11.2 million. Diluted earnings per share increased 42.0% to $.71 from $.50 on a 6.6% increase in the weighted-average shares and assumed conversions outstanding. The increase in weighted average shares outstanding is attributable primarily to stock option exercises and the increase in the dilutive effect of stock options as a result of an increase in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options.
                                    11 of 13

Liquidity and Capital Resources
-------------------------------

     As of June 30, 2000, the Company had $4.2 million in cash and current marketable securities and a current ratio of 1.8:1. Working capital increased by $11.0 million to $38.1 million as of June 30, 2000, compared to $27.1 million as of December 31, 1999. The increase in working capital is primarily due to working capital from the acquisition of eai Healthcare Staffing, working capital generated from operations and exercise of stock options.

     Net accounts receivable were $74.8 million at June 30, 2000, compared to $65.8 million at December 31, 1999. The number of day's average net revenue in net receivables was 63.2 at June 30, 2000 compared to 65.6 at December 31, 1999.

     The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital, capital expenditure, business expansion and debt service requirements. The Company expects to meet its future working capital, capital expenditure, business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $40.0 million revolving line of credit with a balance outstanding as of June 30, 2000 of $16.0 million. The Company has commitments to significantly expand its borrowing capacity under its bank loans and expects to close on a new loan agreement during the third quarter.


Part II. - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

      (a) Exhibits

             27 Financial Data Schedule

      (b) Reports on Form 8-K

             None
                                    12 of 13

                                         SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    REHABCARE GROUP, INC.

August 11, 2000

                                                 By /s/     John R. Finkenkeller
                                                   -----------------------------
                                                            John R. Finkenkeller
                                                       Senior Vice President and
                                                         Chief Financial Officer
                                    13 of 13