Form 10-Q
period 2000-09-30
REHABCARE GROUP INC
filed 2000-11-14
CIK 812191

================================================================================

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


                                     FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2000

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

                                    314-863-7422
               ----------------------------------------------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X                 No
                             -----                   -----


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                           Outstanding at November 10, 2000
--------------------------------------          --------------------------------
Common Stock, par value $.01 per share                    15,016,721

================================================================================
                                     1 of 16

                               REHABCARE GROUP, INC.

                                       Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        September 30, 2000 (unaudited) and December 31, 1999               3

      Condensed consolidated statements of earnings for the
        three months and nine months ended September 30, 2000
        and 1999 (unaudited)                                               4

      Condensed consolidated statements of cash flows for the
        nine months ended September 30, 2000 and 1999
        (unaudited)                                                        5

      Notes to condensed consolidated financial statements (unaudited)     6

      Independent Auditors' Review Report                                 10

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 11

Part II. - Other Information

   Item 6. - Exhibits and Reports on Form 8-K                             15

   Signatures                                                             16


                                    2 of 16

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements
-----------------------------------------------------

                               REHABCARE GROUP, INC.

                       Condensed Consolidated Balance Sheets
                   (dollars in thousands, except per share data)


                                                     September 30, December 31,
                                                         2000          1999
                                                         ----          ----
                                                      (unaudited)
Assets:
Current assets:
    Cash and cash equivalents                         $  2,038          738
    Marketable securities, available-for-sale            3,019        3,019
    Accounts receivable, net of allowance for doubtful
      accounts of $5,669 and $4,577, respectively       78,659       65,777
    Deferred tax assets                                  6,606        4,898
    Prepaid expenses and other current assets              995        1,100
                                                       -------      -------
      Total current assets                              91,317       75,532
Marketable securities, trading                           2,307        1,777
Equipment and leasehold improvements, net                9,708        7,269
Excess of cost over net assets acquired, net           105,102       99,020
Other                                                    5,251        3,666
                                                       -------      -------
                                                      $213,685      187,264
                                                       =======      =======
Liabilities and Stockholders' Equity:
Current liabilities:
    Current portion of long-term debt                 $  2,805       13,345
    Accounts payable                                     3,403        3,359
    Accrued salaries and wages                          22,271       16,884
    Accrued expenses                                    12,279       11,592
    Income taxes payable                                 2,609        3,283
                                                       -------      -------
      Total current liabilities                         43,367       48,463
Deferred compensation and other long-term
   liabilities                                           2,711        3,623
Deferred tax liabilities                                 2,087        1,345
Long-term debt, less current portion                    59,017       56,050
                                                       -------      -------
      Total liabilities                                107,182      109,481
                                                       =======      =======

Stockholders' equity:
   Preferred stock, $.10 per value,
      10,000,000 shares, none issued and outstanding        --           --
    Common stock, $.01 par value; authorized 20,000,000
      shares, issued 17,300,389 and 15,700,566 shares,
      respectively                                         173          157
    Additional paid-in capital                          44,643       33,101
    Retained earnings                                   79,650       62,488
    Less common stock held in treasury at cost,
      2,331,194 shares                                 (17,975)     (17,975)
    Accumulated other comprehensive earnings                12           12
                                                       -------      -------
      Total stockholders' equity                       106,503       77,783
                                                       -------      -------
                                                      $213,685      187,264
                                                       =======      =======

             See notes to condensed consolidated financial statements.

                                    3 of 16


                               REHABCARE GROUP, INC.

                    Condensed Consolidated Statements of Earnings
                    (dollars in thousands, except per share data)
                                     (Unaudited)

                                            Three Months Ended     Nine Months Ended
                                                September 30,        September 30,
                                               2000       1999        2000      1999
                                               ----       ----        ----      ----

Operating revenues                       $  115,820     79,663     329,474   222,523
Costs and expenses:
   Operating expenses                        82,698     57,208     234,563   159,655
   General and administrative                20,197     13,125      57,823    37,278
   Depreciation and amortization              1,775      1,339       4,913     3,807
                                            -------    -------     -------   -------
     Total costs and expenses               104,670     71,672     297,299   200,740
                                            -------    -------     -------   -------
     Operating earnings                      11,150      7,991      32,175    21,783
Interest income                                  28         71         136       185
Interest expense                             (1,206)    (1,029)     (3,858)   (3,091)
Other income (expense)                           30        (12)         58        18
                                            -------    -------     -------   -------
Earnings before income taxes                 10,002      7,021      28,511    18,895
Income taxes                                  3,995      2,788      11,349     7,507
                                            -------    -------     -------   -------
     Net earnings                        $    6,007      4,233      17,162    11,388
                                            =======    =======     =======   =======

Net earnings per common share:
     Basic                               $      .41        .32        1.20       .87
                                            =======    =======     =======   =======
     Diluted                             $      .36        .29        1.08       .78
                                            =======    =======     =======   =======
Weighted average number of
   common shares outstanding:
     Basic                                   14,828     13,220      14,254    13,090
                                            =======    =======     =======   =======
     Diluted                                 16,538     14,956      15,860    14,772
                                            =======    =======     =======   =======

             See notes to condensed consolidated financial statements.

                                    4 of 16


                                REHABCARE GROUP, INC.

                   Condensed Consolidated Statements of Cash Flows
                               (dollars in thousands)
                                     (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                             2000       1999
                                                             ----       ----
Cash flows from operating activities:
   Net earnings                                          $ 17,162     11,388
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation and amortization                       4,913      3,807
        Provision for losses on accounts receivable         2,581      1,972
        Income tax benefit realized on employee
           stock option exercises                           1,416        630
        Increase in deferred compensation                     103        516
        Increase in accounts receivable, net              (13,664)    (7,825)
        Decrease (increase) in prepaid expenses and
           other current assets                               147        (78)
        Increase in other assets                             (969)       (87)
        Increase (decrease) in accounts payable
           and accrued expenses                              (459)     1,066
        Increase in accrued salaries and wages              4,945        821
        Decrease in income taxes payable
           and deferred                                    (2,067)      (355)
                                                           ------     ------
               Net cash provided by operating activities   14,108     11,855
                                                           ------     ------

Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net  (4,257)    (1,416)
   Purchase of marketable securities                         (696)      (584)
   Deferred contract costs                                   (923)      (127)
   Proceeds from sale/maturities of investments               166        133
   Cash paid in acquisition of businesses,
     net of cash received                                  (7,874)    (7,263)
   Other                                                     (793)      (806)
                                                           ------     ------
               Net cash used in investing activities      (14,377)   (10,063)
                                                           ------     ------

Cash flows from financing activities:
   Proceeds from revolving credit facility, net            43,700      2,150
   Proceeds from issuance of note payable                      --      1,250
   Payments on long-term debt                             (46,273)    (9,593)
   Exercise of stock options                                4,142        252
                                                           ------     ------
               Net cash provided by (used in)
                  financing activities                      1,569     (5,941)
                                                           ------     ------
               Net increase (decrease) in cash
                  and cash equivalents                      1,300     (4,149)

Cash and cash equivalents at beginning of period              738      5,666
                                                           ------     ------

Cash and cash equivalents at end of period               $  2,038      1,517
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

                                    5 of 16

                               REHABCARE GROUP, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------------
                                    (Unaudited)


Note 1. - Basis of Presentation
-------------------------------

     The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior years' amounts have been reclassified to conform with the current year presentation.

     The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference is made to the Company's audited consolidated financial statements and the related notes as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of accounting policies. The report of KPMG LLP, independent auditors accompanies the condensed consolidated financial statements included in Item 1 of Part I.


Note 2. - Bank Credit Facility
------------------------------

     Effective August 29, 2000, the Company consummated a $125.0 million five-year revolving credit facility, replacing its existing $90 million term and revolving credit facility. The interest rates are set based on either a base rate plus from 0.50% to 1.75% or a Eurodollar rate plus from 1.50% to 2.75%. The base rate is the higher of the Federal Funds Rate plus .50% or the Prime Rate. The Eurodollar rate is defined as (a) the Interbank Offered Rate divided by (b) 1 minus the Eurodollar Reserve Requirement. The Company pays a fee on the unused portion of the commitment from 0.375% to 0.50%. The interest rates and commitment fees vary depending on the ratio of the Company's indebtedness, net of cash and marketable securities, to cash flow. Borrowings under the agreement are secured primarily by the Company's assets and future income and profits. The loan agreement requires the Company to meet certain financial covenants including maintaining minimum net worth and fixed charge coverage ratios.


Note 3. - Acquisition
---------------------

     On September 15, 2000, the Company acquired DiversiCare Rehab Services, Inc. ("DiversiCare"), a provider of outpatient therapy to physician groups, hospitals and school systems. The aggregate purchase price paid at closing was $8.5 million consisting of $7.5 million in cash and $1.0 million in subordinated notes. The cash component of the purchase price was funded by borrowings on the Company's bank credit facility. Goodwill of approximately $7.7 million related


                                    6 of 16
to the acquisition is being amortized over 40 years. The acquisition has been accounted for by the purchase method of accounting, whereby the operating results of the acquired entity are included in the Company's results of operations commencing on the date of acquisition.

Note 4. - Common Stock Split
----------------------------

     On May 10, 2000, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock in the form of a stock dividend, which was distributed on June 19, 2000, to stockholders of record as of May 31, 2000. Share and per share amounts in the condensed consolidated financial statements and accompanying notes have been restated to reflect the split.

                                    7 of 16

Note 5. - Earnings per Share
----------------------------

The following table sets forth the computation of basic and diluted earnings per share: (dollars in thousands, except per share data)

                                            Three Months Ended      Nine Months Ended
                                               September 30,          September 30,
                                            2000        1999        2000        1999
                                            ----        ----        ----        ----
Numerator:
Numerator for basic earnings
   per share - earnings available
   to common stockholders
   (net earnings)                        $ 6,007       4,233      17,162      11,388

Effect of dilutive securities -
   after-tax interest on convertible
   subordinated promissory notes              --          56          28         168
                                          ------      ------      ------      ------

Numerator for diluted earnings per
   share - earnings available to
   common stockholders after assumed
   conversions                           $ 6,007       4,289      17,190      11,556
                                          ======      ======      ======      ======

Denominator:

Denominator for basic earnings per
   share - weighted-average shares
   outstanding                            14,828      13,220      14,254      13,090

Effect of dilutive securities:
   Stock options                           1,710         890       1,606         836
   Convertible subordinated
      promissory notes                        --         846          --         846
                                          ------      ------      ------      ------

Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions         16,538      14,956      15,860      14,772
                                          ======      ======      ======      ======

Basic earnings per share                    $.41         .32        1.20         .87
                                            ====        ====        ====        ====

Diluted earnings per share                  $.36         .29        1.08         .78
                                            ====        ====        ====        ====

                                    8 of 16

Note 6. - Industry Segment Information
--------------------------------------

     The Company operates in two product lines that are managed separately based on fundamental differences in operations: temporary healthcare staffing and physical rehabilitation program management. Program management includes inpatient programs (including acute rehabilitation and skilled nursing units), outpatient programs and contract therapy services. All of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months and nine months ended September 30, 2000 and 1999 in each industry segment is as follows: (dollars in thousands)

                                           Three Months Ended      Nine Months Ended
                                               September 30,          September 30,
                                            2000        1999        2000        1999
                                            ----        ----        ----        ----
Revenues from Unaffiliated Customers
------------------------------------
Staffing                               $  68,035      38,729     189,533     103,851
Program Management:
  Inpatient                               29,686      28,966      89,485      87,141
  Outpatient                              10,505       8,390      30,007      21,899
  Contract Therapy                         7,594       3,578      20,449       9,632
                                         -------     -------     -------     -------
Total                                  $ 115,820      79,663     329,474     222,523
                                         =======     =======     =======     =======

Operating Earnings
------------------
Staffing                               $   4,320       1,998      10,128       3,042
Program Management:
  Inpatient                                4,232       4,607      14,286      14,836
  Outpatient                               1,733       1,438       5,598       3,857
  Contract Therapy                           865         (52)      2,163          48
                                         -------     -------     -------     -------
Total                                  $  11,150       7,991      32,175      21,783
                                         =======     =======     =======     =======

Total Assets
------------
Staffing                               $ 102,992      75,865     102,992      75,865
Program Management:
  Inpatient                               57,840      54,765      57,840      54,765
  Outpatient                              31,176      19,222      31,176      19,222
  Contract Therapy                        21,677      18,294      21,677      18,294
                                         -------     -------     -------     -------
Total                                  $ 213,685     168,146     213,685     168,146
                                         =======     =======     =======     =======

Depreciation and Amortization
-----------------------------
Staffing                               $     729         468       2,027       1,329
Program Management:
  Inpatient                                  756         629       2,069       1,849
  Outpatient                                 191         145         530         349
  Contract Therapy                            99          97         287         280
                                         -------     -------     -------     -------
Total                                  $   1,775       1,339       4,913       3,807
                                         =======     =======     =======     =======

Capital Expenditures
--------------------
Staffing                                $    559         164       1,915         480
Program Management:
  Inpatient                                  778         133       2,211       1,109
  Outpatient                                  --          18          46          40
  Contract Therapy                            95          13         152          18
                                         -------     -------     -------     -------
Total                                  $   1,432         328       4,324       1,647
                                         =======     =======     =======     =======

                                    9 of 16

Independent Auditors' Review Report
-----------------------------------

The Board of Directors
RehabCare Group, Inc.:

     We have reviewed the condensed consolidated balance sheet of RehabCare Group, Inc. and subsidiaries (the "Company") as of September 30, 2000, and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of RehabCare Group, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, stockholders' equity, cash flows, and comprehensive earnings for the year then ended (not presented herein); and in our report dated February 4, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
St. Louis, Missouri
October 27, 2000

                                    10 of 16

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

Results of Operations
---------------------

     The Company provides temporary healthcare staffing and physical rehabilitation program management services for hospitals, nursing homes and other long-term care facilities. The Company derives its revenue from the following four segments: temporary healthcare staffing; inpatient programs, including acute rehabilitation and skilled nursing units; outpatient therapy programs; and contract therapy.

                                               Three Months Ended  Nine Months Ended
Operating Statistics                               September 30,       September 30,
--------------------                              2000     1999       2000      1999
                                                  ----     ----       ----      ----
Healthcare staffing:
--------------------
   Weeks worked                                 57,803   34,395    164,920    92,147
   Average number of offices                        90       57         87        52

Program management:
-------------------
   Inpatient (acute rehabilitation
   and skilled nursing):
   -------------------------------
   Average bed capacity                          2,683    2,574      2,644     2,591
   Average billable length of stay (days)         13.9     14.3       14.1      14.3
   Billable patient days served                176,801  171,479    533,057   520,521
   Admissions                                   12,742   12,035     37,791    36,335
   Average daily billable census                 1,922    1,864      1,945     1,907
   Average billable occupied beds per program     14.0     14.2       14.4      14.5
   Total programs in operation at end of period    139      133        139       133

   Outpatient therapy:
   -------------------
   Patient visits                              294,462  210,904    830,661   547,895
   Units of service                            812,084  587,363  2,296,624 1,507,209
   Total programs in operation at end of period     64       42         64        42

   Contract therapy:
   -----------------
   Number of locations at end of period            163      100        163       100

Three Months Ended  September 30, 2000 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 1999
--------

     Operating revenues during the third quarter 2000 increased by $36.2 million, or 45.4%, to $115.8 million as compared to the third quarter of 1999. Acquisitions accounted for 15.5% of the net increase.

     Staffing revenue increased 75.7% to $68.0 million, reflecting $5.3 million from the December 20, 1999 acquisition of eai Healthcare Staffing Solutions,
Inc. ("eai Healthcare Staffing") and a 46.9% increase in weeks worked at existing travel and per diem offices from 34,395 to 50,513. The balance of weeks worked to 57,803 is due to the acquisition of eai Healthcare Staffing.

     Inpatient program revenue increased by $719,000, or 2.5%, to $29.7 million, primarily reflecting a 4.5% increase in the average number of inpatient programs managed from 131.5 to 137.4, offset by a 0.6% decrease in the average per diem billing rates and a 1.4% decrease in the average daily billable census per inpatient program to 14.0. The decrease in billable census per program for inpatient programs is primarily attributable to a 2.8% decrease in average length of stay to 13.9 offset by a 1.4% increase in admissions per program.

     Outpatient revenue increased 25.2% to $10.5 million, reflecting $327,000 from the September 15, 2000 acquisition of DiversiCare plus an increase in the average number of outpatient programs managed from 41.5 to 53.0 (including 2.3 from DiversiCare) and an increase in units of service per program.

                                    11 of 16

     Contract therapy revenue increased 112.2% to $7.6 million, reflecting an increase in the average number of contract therapy locations managed from 94.2 to 160.5 and an increase in revenue per location.

     Operating expenses for the three months ended September 30, 2000 increased by $25.5 million, or 44.6%, to $82.7 million as compared to the three months ended September 30, 1999. Acquisitions accounted for approximately 14.1% of the net increase. The remaining increase in operating expenses is attributable to the increase in outpatient units of service, an increase in the number of contract therapy locations, an increase in the number of weeks worked from travel and per diem staffing offices, offset by decreased costs in inpatient programs.

     General and administrative expenses increased $7.1 million, or 53.9%, to $20.2 million, reflecting increases in corporate office expenses as well as marketing, business development, operations and professional services in support of the increase in outpatient programs; and contract therapy locations managed and per diem staffing offices operated, plus the addition of general and administrative expenses of companies acquired.

     Depreciation and amortization increased $436,000 reflecting an increase in goodwill from acquisitions and depreciation on equipment purchased.

     Interest expense increased $177,000 reflecting interest on additional borrowings under the revolving line of credit for acquisitions and an increase in interest rates.

     Earnings before income taxes increased by $3.0 million, or 42.5%, to $10.0 million. The provision for income taxes for 2000 was $4.0 million compared to $2.8 million in 1999, reflecting effective income tax rates of 39.9% and 39.7% for these periods. Net earnings increased by $1.8 million, or 41.9%, to $6.0 million. Diluted earnings per share increased 26.7% to $.36 from $.29 on a 10.6% increase in the weighted-average shares and assumed conversions outstanding. The increase in weighted average shares outstanding is attributable primarily to stock option exercises and the increase in the dilutive effect of stock options as a result of an increase in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options.


                                    12 of 16

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1999
----

     Operating revenues during the first nine months of 2000 increased by $107.0 million, or 48.1%, to $329.5 million as compared to the first nine months of 1999. Acquisitions accounted for 20.6% of the net increase.

     Staffing revenue increased 82.4% to $189.5 million, reflecting $3.2 million from the July 1, 1999 acquisition of AllStaff, Inc., $17.0 million from the December 20, 1999 acquisition of eai Healthcare Staffing, and a 50.2% increase in weeks worked at existing travel and per diem offices from 92,147 to 138,424. The balance of the increase in weeks worked to 164,920 is due to the acquisitions of Allstaff and eai Healthcare Staffing.

     Inpatient program revenue increased by 2.7% to $89.5 million. A 2.9% increase in the average number of inpatient programs managed from 131.3 to 135.1, plus the additional revenue from one additional day in February 2000, offset by a 0.7% decrease in the average daily billable census per inpatient program to 14.4, resulted in a 2.4% increase in billable patient days to 533,057. The increase in billable patient days, combined with a 0.3% increase in average per diem billing rates, generated a 2.7% increase in revenue from inpatient programs. The decrease in billable census per program for inpatient programs is primarily attributable to a 1.4% decrease in average billable length of stay to 14.1, offset by a 1.1% increase in admissions per program.

     Outpatient revenue increased 37.0% to $30.0 million reflecting $1.4 million from the May 20, 1999 acquisition of Salt Lake Physical Therapy Associates, Inc., $327,000 from the September 15, 2000 acquisition of DiversiCare, an increase in the average number of outpatient programs managed from 38.1 to 49.1 (which includes an increase of 1.8 in the average number of programs managed as a result of acquisitions), and an increase in units of service per program.

     Contract therapy revenue increased 112.3% to $20.4 million, reflecting an increase in the average number of contract therapy locations managed from 84.7 to 146.6 and an increase in revenue per location.

     Operating expenses for the first nine months of 2000 increased by $74.9 million, or 46.9%, to $234.6 million as compared to the first nine months of 1999. The 1999 and 2000 acquisitions accounted for approximately 19.6% of the net increase. The remaining increase in operating expenses is attributable to the increase in outpatient units of service, an increase in the number of contract therapy locations and an increase in the number of weeks worked from travel and per diem staffing offices, offset by decreased costs in inpatient programs.

     General and administrative expenses increased $20.5 million, or 55.1%, to $57.8 million, reflecting increases in corporate office expenses as well as marketing, business development, operations and professional services in support of the increase in outpatient programs; and contract therapy locations managed and per diem staffing offices operated, plus the addition of general and administrative expenses of companies acquired.

     Depreciation and amortization increased $1.1 million reflecting an increase in goodwill from acquisitions and depreciation on equipment purchased.

     Interest expense increased $767,000 reflecting interest on additional debt funding acquisitions, borrowings under the revolving line of credit for working capital purposes and an increase in interest rates.

     Earnings before income taxes increased by $9.6 million, or 50.9%, to $28.5 million. The provision for income taxes for 2000 was $11.3 million compared to $7.5 million in 1999, reflecting effective income tax rates of 39.8% and 39.7% for these periods. Net earnings increased by $5.8 million, or 50.7%, to $17.2 million. Diluted earnings per share increased 38.6% to $1.08 from $.78 on a 7.4%

                                    13 of 16
increase in weighted-average shares and assumed conversions outstanding. The increase in weighted average shares outstanding is attributable primarily to stock option exercises and the increase in the dilutive effect of stock options as a result of an increase in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options.


Liquidity and Capital Resources
-------------------------------

     As of September 30, 2000, the Company had $5.1 million in cash and current marketable securities and a current ratio, the amount of current assets divided by current liabilities, of 2.1:1. Working capital increased by $20.9 million to $48.0 million as of September 30, 2000, compared to $27.1 million as of December 31, 1999. The increase in working capital is primarily due to working capital from the acquisition of DiversiCare, working capital generated from operations, new long-term debt and exercise of stock options.

     Net accounts receivable were $78.7 million at September 30, 2000, compared to $65.8 million at December 31, 1999. The number of day's average net revenue in net receivables was 61.3 at September 30, 2000 compared to 65.6 at December 31, 1999.

     The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital, capital expenditure, internal and external business expansion and debt service requirements. The Company expects to meet its future working capital, capital expenditure, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $125.0 million revolving line of credit with a balance outstanding as of September 30, 2000 of $55.7 million. See Note 2 to the "Notes to Condensed Consolidated Financial Statements (unaudited)."

Changes in Accounting
---------------------

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. Management is currently in the process of evaluating the impact of this bulletin, but does not expect it to have a material effect on the consolidated financial statements. This bulletin became effective on October 1, 2000.

                                    14 of 16

Part II. - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

      (a) Exhibits

          10.1 Credit Agreement dated as of August 29, 2000 by and among RehabCare Group, Inc., as borrower, certain subsidiaries and affiliates of the borrower, as guarantors and First National Bank, Firstar Bank, N.A., Bank of America, N.A., First Union Securities, Inc., and Banc of America Securities, LLC.

          10.2 Pledge Agreement dated as of August 29, 2000 by and among RehabCare Group, Inc. and Subsidiaries as pledgors and Bank of America, N.A. as collateral agent for the holders of the Secured Obligations.

          10.3 Security Agreement dated as of August 29, 2000 by and among RehabCare Group, Inc. and Subsidiaries as grantors and Bank of America, N.A., as collateral agent for the holders of the Secured Obligations.

          15   Acknowledgment  of  Independent   Certified  Public   Accountants
               regarding Independent Auditors' Review Report.

          27   Financial Data Schedule

      (b) Reports on Form 8-K

             None

                                    15 of 16

                                     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  REHABCARE GROUP, INC.

November 14, 2000

                                                  By /s/   Gregory J. Eisenhauer
                                                          ----------------------
                                                           Gregory J. Eisenhauer
                                                       Senior Vice President and
                                                         Chief Financial Officer


                                                  By /s/       James M. Douthitt
                                                          ----------------------
                                                               James M. Douthitt
                                                       Senior Vice President and
                                                        Chief Accounting Officer

                                    16 of 16

                                 EXHIBIT INDEX

          10.1 Credit Agreement dated as of August 29, 2000 by and among RehabCare Group, Inc., as borrower, certain subsidiaries and affiliates of the borrower, as guarantors and First National Bank, Firstar Bank, N.A., Bank of America, N.A., First Union Securities, Inc., and Banc of America Securities, LLC.

          10.2 Pledge Agreement dated as of August 29, 2000 by and among RehabCare Group, Inc. and Subsidiaries as pledgors and Bank of America, N.A. as collateral agent for the holders of the Secured Obligations.

          10.3 Security Agreement dated as of August 29, 2000 by and among RehabCare Group, Inc. and Subsidiaries as grantors and Bank of America, N.A., as collateral agent for the holders of the Secured Obligations.

          15   Acknowledgment  of  Independent   Certified  Public   Accountants
               regarding Independent Auditors' Review Report.

          27   Financial Data Schedule

                                                                 Not included in
                                                                    paper filing