Form 10-K
period 2000-12-31
REHABCARE GROUP INC
filed 2001-02-28
CIK 812191

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Registrant's telephone number, including area code: (314) 863-7422

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK, PAR VALUE $.01 PER SHARE
PREFERRED STOCK PURCHASE RIGHTS

Name of exchange on which registered:
NEW YORK STOCK EXCHANGE
NEW YORK STOCK EXCHANGE


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  /X/     No  / /

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of voting stock held by non-affiliates of Registrant at February 27, 2001 was 649,147,455. At February 27, 2001, the Registrant had 15,199,034 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of this Annual Report on Form 10-K incorporates by reference information contained in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000.

         Part III of this Annual Report on Form 10-K incorporates by reference information contained in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 3, 2001.

================================================================================

                                     PART I

ITEM 1.       BUSINESS


OVERVIEW OF OUR COMPANY

         RehabCare Group, Inc., a Delaware corporation, is a leading national provider of temporary healthcare staffing services and physical rehabilitation program management for hospitals, nursing homes and other long-term care facilities. From the 100 healthcare staffing offices of our StarMed Staffing Group, we provide temporary placement of nurses and other healthcare professionals on a per diem basis using locally-based personnel. We also provide traveling nurses from the administrative offices of our staffing division generally on a 13-week basis. Our program management business consists of the management of 108 hospital-based inpatient acute rehabilitation units and 27 hospital-based inpatient skilled nursing units, 66 hospital-based and satellite outpatient therapy programs and 195 contract therapy programs with nursing homes and long-term care facilities. For the year ended December 31, 2000, we had net operating revenues of $452.4 million and operating earnings of $44.2 million. During this period, we earned 57.5% of our net operating revenues from our healthcare staffing business and 42.5% from our program management business.

         The terms "RehabCare," "our company," "we" and "our" as used herein refer to "RehabCare Group, Inc."

INDUSTRY OVERVIEW

         As a provider of temporary healthcare staffing and program management services, our revenues and growth are affected by trends and developments in healthcare spending. The U.S. Health Care Financing Administration estimated that in 1999 total healthcare expenditures in the United States grew by 6.0% to $1.2 trillion. It projected that total healthcare spending in the United States would grow by 7.1% in 2000 and by 6.5% annually from 2001 through 2008. According to these estimates, healthcare expenditures will increase by nearly $1.0 trillion in the next decade and, by 2008, will account for approximately $2.2 trillion, or 16.2% of the United States gross domestic product.

         Demographic considerations also affect long-term growth projections for healthcare spending. According to the U.S. Census Bureau, there are approximately 35 million Americans aged 65 or older in the United States today, who comprise approximately 12.6% of the total United States population. By the year 2030, the number of Americans aged 65 or older is expected to climb to 70.3 million, or 20.0%, of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years or older is also expected to increase from 4.4 million to 8.9 million by the year 2030.

         We believe that rising projected healthcare expenditures and longer life expectancy of the population will place increased pressure on healthcare providers to find innovative, efficient means of delivering healthcare services. Continued spending pressure will encourage efficiency by directing patients toward lower cost settings such as our inpatient units and our outpatient therapy and contract therapy programs. We also believe that as part of this trend the demand for temporary healthcare staffing services will expand as healthcare providers seek to decrease their overall labor costs and satisfy their need for qualified healthcare employees, who are in high demand.

         TEMPORARY HEALTHCARE STAFFING. The temporary healthcare staffing industry provides staffing of physicians, nurses and other allied healthcare professionals such as physical and occupational therapists, speech/language pathologists, respiratory therapists, radiologic technicians, advanced practice professionals, pharmacists, and medical and surgical specialized technicians. The temporary healthcare staffing industry is primarily comprised of the following three services:

         - TRAVEL STAFFING. Travel staffing involves placement of healthcare professionals on a contracted, fixed-term basis on assignments which may run several weeks to a year, but are typically 13 weeks long. The healthcare professional temporarily relocates to the assignment. The staffing company is responsible for providing arrangements for travel, housing, licensure and credentialing.

         - PER DIEM STAFFING. Per diem staffing comprises the majority of all temporary healthcare staffing and involves placement of locally-based healthcare professionals on very short-term assignments, often for daily shift work. Per diem staffing often involves very short advance notice of assignments by the client.

         - PLACEMENT AND SEARCH. Placement and search relates to position-specific searches for specialized healthcare professionals to fill open positions on a permanent basis. Search firms offer a range of placement and search services on both a retainer and contingency basis.

         Most temporary healthcare staffing companies will specialize in one of the three services above. We currently offer all three services.

         The Staffing Industry Report, an independent staffing industry publication, estimated that revenues in the United States for all temporary staffing services were $76.8 billion in 1999. The temporary healthcare staffing segment accounted for approximately $6.2 billion of revenues in 1999, and was expected to grow by approximately 16% in 2000 and 18% in 2001. We believe that the demand for temporary healthcare staffing services will continue to increase due to various factors including:

         - CHANGES IN THE HEALTHCARE PAYMENT SYSTEM. As healthcare expenditures in the United States have continued to increase, healthcare providers have experienced increased cost reduction pressures as a result of managed care and the implementation of prospective payment systems and other changes in Medicare reimbursement. The need to control costs has forced many healthcare providers to re-evaluate their staffing policies and seek more efficient labor management techniques, including the use of temporary employees to enhance flexibility and reduce costs by transforming a portion of their labor costs from fixed to variable.

         - SHORTAGES IN AVAILABLE HEALTHCARE PROFESSIONALS. Increasing demand for temporary healthcare professionals and shifts in the labor market have resulted in shortages in the availability of qualified nurses and many allied healthcare personnel. A recent study published in THE JOURNAL OF THE AMERICAN MEDICAL ASSOCIATION estimates that based on current trends approximately 1,754,000 registered nurses will be needed in the United States by 2020, but only 635,000 registered nurses will be available. The same study found that from 1983 to 1998 the average age of working registered nurses increased from 37 to 42 years. Within the next ten years, the average age of registered nurses is forecasted to be 45.4 years, with more than 40% of the registered nurse workforce expected to be 50 years old or older. Further, a recent report by the American Association of Colleges of Nurses indicates that enrollments in undergraduate nursing programs decreased by 4.6% in 1999, and has decreased in each of the past five years. In addition to the shortage of available nurses, changes in healthcare and the trend toward temporary staffing have resulted in shortages of various allied healthcare professionals, including radiologic and other specialized technicians, pharmacists, physician assistants, nurse anesthetists, transcriptionists, reimbursement specialists, patient account representatives and medical clerical personnel.

         PROGRAM MANAGEMENT SERVICES. Hospitals and other healthcare providers have experienced a decrease in the number of inpatient days per admission over the past several years. The growth of managed care and its focus on cost control has encouraged healthcare providers to provide quality care at the lowest cost possible. While generally less aggressive than managed care, Medicare and Medicaid incentives have also driven declines in inpatient days per admission. In many cases, patients are treated initially in the higher cost, acute care hospital setting; after their condition has stabilized, they are either moved to a lower cost facility, such as a skilled nursing unit, or are discharged to their home. Thus, while hospital inpatient admissions have continued to grow, the number of inpatient days per admission has declined. According to the American Hospital Association, the aggregate number of inpatient days declined at an annual rate of 2.4%, from 215.9 million in 1993 to 191.4 million in 1998.

         Many healthcare providers are increasingly seeking to outsource a broad range of services through contracts with product line managers. Outsourcing allows healthcare providers to take advantage of the specialized expertise of contract managers, enabling providers to concentrate on the businesses they know best, such as facility and nurse management. Continued reimbursement pressures under managed care and Medicare have driven healthcare providers to look for additional sources of revenue. As constraints on overhead and operating costs have increased and manpower has been reduced, outsourcing has become more important in order to increase patient volumes and provide services at a lower cost while maintaining high quality standards.

         By outsourcing inpatient services, healthcare providers are able to:

         - UTILIZE UNUSED SPACE. Inpatient services help hospitals utilize empty wings of their facilities, which enables them to recover the cost of capital investment and overhead associated with the space.

         - INCREASE VOLUMES. Patients who are discharged from an intensive care unit or medical/ surgical bed and need acute rehabilitation or skilled nursing care, and who in the past would have otherwise been referred to other venues for treatment, can now remain in the hospital setting. This allows hospitals to capture revenues that would otherwise be realized by another provider. By offering new services, the hospital also attracts new patients.

         - SIGN AGREEMENTS WITH MANAGED CARE ORGANIZATIONS. We believe managed care organizations prefer to sign contracts covering both acute rehabilitation and skilled nursing services with one entity rather than several separate, often unrelated entities. Program managers provide patient evaluation systems that collect data on patients in each of their units showing the degree of improvement and the related costs from the time the patient is admitted to the unit through the time of discharge. This is an important feature to managed care organizations in controlling their costs while assuring appropriate outcomes. Program managers may often have the ability to capture and analyze this information from a large number of acute rehabilitation and skilled nursing units to improve clinical care, which an individual hospital could not do on its own without a substantial investment in specialized systems. Becoming part of a managed care network helps the hospital attract physicians, and in turn, attract more patients to the hospital.

         - INCREASE COST CONTROL. Because of their extensive experience in inpatient rehabilitation product lines, program managers can offer pricing structures that effectively control a healthcare provider's financial risk related to the service provided. For hospitals using program managers, the result is often lower average cost per discharge than that of self-managed programs. As a result, a hospital is able to increase its revenues without having to increase administrative staff or incur other fixed costs.

         - OBTAIN REIMBURSEMENT ADVICE. Program managers may employ reimbursement specialists who are available to assist client hospitals in interpreting complicated regulations, a highly valued service in the changing healthcare environment.

         Of the approximately 5,000 general acute care hospitals in the United States, an estimated 900 hospitals operate inpatient acute rehabilitation units, of which we estimate only approximately 150 currently outsource acute rehabilitation program management services. We currently have program management contracts with 108 of those hospitals that outsource acute rehabilitation unit management services.

OVERVIEW OF OUR BUSINESS LINES

         Our business is divided into two main business segments: temporary healthcare staffing and program management. Our temporary healthcare staffing business encompasses placement of nurses and other healthcare professionals on either a short-term basis, ranging from one day to several weeks, a temporary basis, generally 13 weeks, or a permanent basis. Our program management business consists of management of hospital-based acute rehabilitation and skilled nursing units, outpatient therapy programs and contract therapy services. The table below summarizes the type of services we offer and their benefits to our clients.


             BUSINESS LINE                      DESCRIPTION OF SERVICE                   BENEFITS TO CLIENT
             -------------                      ----------------------                   ------------------
TEMPORARY HEALTHCARE STAFFING            Provides nurses and other allied       Enables the client to manage fixed
                                         healthcare professionals to            labor costs, turnover, vacation,
                                         hospitals and long-term care           maternity and other temporary
                                         facilities for one day to thirteen     staffing needs.
                                         week assignments or permanently.
PROGRAM MANAGEMENT

         INPATIENT
           ACUTE REHABILITATION UNITS:   High acuity rehabilitation for         Utilizes formerly idle space and
                                         conditions such as stroke, hip         affords the client the ability to
                                         replacement and head injury.           offer specialized clinical
                                                                                rehabilitation services to patients
           SKILLED NURSING UNITS:        Lower acuity rehabilitation than       who might otherwise be discharged to
                                         acute rehabilitation units for         a setting outside the client's
                                         conditions such as stroke, cancer,     facility.
                                         heart failure, burns and wounds.

         OUTPATIENT PROGRAMS             Outpatient therapy programs for        Helps bring patients into the
                                         hospitals on the client's campus.      client's facility and helps the
                                                                                client compete with freestanding
                                                                                clinics.

         CONTRACT THERAPY                Therapy services in nursing homes      Affords the client ability to
                                         and other long-term care facilities    fulfill the recurring need for
                                         on a contract basis.                   therapists on a full-time or
                                                                                part-time basis, especially for
                                                                                clients whose operations do not
                                                                                warrant a full-time therapist.

         Financial information about each of our business segments is contained in Note 12 to the "Notes to Consolidated Financial Statements" beginning on page 42.

         We offer our portfolio of healthcare staffing and program management services to a highly diversified customer base. We serve healthcare staffing clients in all 50 states and our program management business currently manages units and programs in 39 states. The following table summarizes by geographic region the locations of our healthcare staffing branches and program management clients as of December 31, 2000:

                                                                               PROGRAM MANAGEMENT
                                                             ----------------------------------------------------
                                                                               ACUTE
                                                                             REHABILI-
                                                                              TATION/
                                                             HEALTHCARE       SKILLED     OUTPATIENT     CONTRACT
                                                              STAFFING        NURSING       THERAPY       THERAPY
GEOGRAPHIC REGION                                              OFFICES         UNITS       PROGRAMS      PROGRAMS
-----------------                                              -------         -----       --------      --------
NORTHEAST REGION ....................................            10             13/4           8               2
(CT, DE, MA, MD, ME, NH, NJ, NY, PA, RI, VT, WV)
SOUTHEAST REGION.....................................            27             13/8          25              24
(AL, FL, GA, KY, MS, NC, SC, TN, VA)
MIDWEST REGION.......................................            28             31/6           7             128
(IA, IL, IN, KS, MI, MN, MO, NE, ND, OH, SD, WI)
SOUTHWEST REGION.....................................            16             37/7          20              30
(AR, AZ, LA, NM, OK, TX)
FAR WEST REGION......................................            19             14/2           6              11
(AK, CA, CO, HI, ID, MT, NV, OR, UT, WA, WY)
                                                                ---           ------          --             ---
     TOTAL...........................................           100           108/27          66             195
                                                                ===           ======          ==             ===

         TEMPORARY HEALTHCARE STAFFING SERVICES

         Our StarMed Staffing Group meets a critical need of supplying nurses, nurse assistants and other medical staff to hospitals and nursing homes in communities across the United States, helping healthcare facilities operate to the optimal level of staffing for their ever-changing patient population. Additionally, we assist healthcare facilities in alleviating pressures of the nationwide nursing shortage, as demand for nurse staffing far exceeds supply. We introduced temporary healthcare staffing to our portfolio of services in 1996. Initially focusing on recruiting traveling physical and occupational therapists and speech and language pathologists for hospitals and long-term care facilities, we added traveling and per diem nurses in 1998 and other allied healthcare personnel in 1999.

         PER DIEM STAFFING OPERATIONS. Our per diem staffing operations provide nurses, nurse assistants and other allied healthcare staff to hospitals, nursing homes and other healthcare facilities on short-term assignments, typically ranging from one day to several weeks. As of December 31, 2000, we operated 100 per diem staffing offices throughout the United States. A typical staffing office consists of approximately 1,000 square feet of leased space. A branch manager and a recruiter are initially hired to manage the office. As the office matures, measured by number of weeks worked by the personnel the office has placed, new recruiters, marketers and clerical staff are added to support growth. We believe that the benefits program we provide for our temporary staff differentiates us from many other companies in the industry, and is one of the primary reasons for the growth rates we experience in our staffing offices. These benefits include direct deposit, next-day pay, 401(k) plan, flexible assignments, vacation pay, continuing education reimbursements, health insurance, sign-on bonuses, referral bonuses and a uniform program. We believe another significant factor in our growth has been the quality of our personnel. Our per diem staffing is a local business, and we believe the relationships that our branch managers and our placement and recruiting professionals have with our clients have been a significant contributor to the continued success of our per diem staffing operations.

         Our per diem staffing growth strategy is:

         -        increasing the number of offices in key geographic locations;

         - expanding the services our offices provide by furnishing both nurse staffing and other allied medical staffing at each location; and

         - continuing to evaluate acquisition opportunities and executing acquisitions where and when appropriate.

         TRAVEL STAFFING. Our travel staffing operations place nursing, radiology and allied healthcare professionals on eight to twenty-six week assignments throughout the United States. We employ a staff in a central office of placement, recruiting, housing and benefits specialists to support each traveler. The traveler is assigned a specialist who will assist the traveler through every step of the assignment. Our staff is available 24 hours a day, 7 days a week to help with any issue the traveler may have. We believe our placement specialists have one of the industry's largest databases of positions available in a wide variety of specialties in all 50 states. We also believe the benefits we offer play a critical role in a traveler's decision to choose us over our competition. Benefits include bonuses, 401(k), guaranteed pay, assignment cancellation protection, direct deposit, financial success planning, health and dental insurance, housing, travel reimbursement, frequent travel program, licensing assistance, 24-hour support and continuing education.

         We plan to continue to grow our travel staffing business through a combination of controlled internal growth and selective acquisition opportunities.

         PROGRAM MANAGEMENT

         INPATIENT

         ACUTE REHABILITATION. At our inception in 1982, our entire business consisted of management of acute rehabilitation units within general acute care hospitals. Today, our inpatient division is a market leader in operating acute rehabilitation units in acute care hospitals on a contract basis. We manage acute rehabilitation units in 108 hospitals for patients with diagnoses including stroke, orthopedic conditions, arthritis, spinal cord and traumatic brain injuries. Of the approximately 5,000 hospitals in the United States, an estimated 900 operate inpatient acute rehabilitation units, of which we estimate only approximately 150 currently outsource management services. We believe that as the prospective payment system is implemented in the inpatient rehabilitation environment, our acute rehabilitation division will be well positioned for internal growth. Of the 4,100 acute care hospitals that do not currently operate acute rehabilitation units, we estimate that as many as 1,000 meet our general criteria for support of acute rehabilitation units in their markets, Additionally, we believe that there is an opportunity for internal growth to the extent that many of the 750 hospitals currently operating their own acute rehabilitation units reevaluate the efficiency of their operations and consider outsourcing management services to companies such as ours.

         We establish acute rehabilitation units in hospitals that have vacant space and unmet rehabilitation needs in their markets. We also work with hospitals that currently operate acute rehabilitation units to determine the projected level of cost savings we can deliver to them by implementing our scheduling, clinical protocol and outcome systems. In the case of hospitals that do not operate acute rehabilitation units already, we review their historical and existing hospital population, as well as the demographics of the geographic region, to determine the optimal size of the proposed acute rehabilitation unit and the potential of the new unit under our management to generate additional revenues to cover anticipated expenses. We are generally paid by our clients on the basis of a negotiated fee per patient day pursuant to contracts that are typically for terms of three to five years. These contracts are generally subject to termination or renegotiation in the event the hospital experiences a material change in its reimbursement from government or other providers. An acute rehabilitation unit affords the hospital the ability to offer rehabilitation services to patients, retaining patients who might otherwise be discharged to a setting outside the hospital. A unit typically consists of 20 beds and is staffed with a program director, a physician-medical director and clinical staff which may include a psychologist, physical and occupational therapists, a speech/language pathologist, a social worker, a nurse manager, a case manager and other appropriate supporting personnel.

         SKILLED NURSING UNITS. In 1994, the inpatient division added the skilled nursing service line in response to client requests for management services and our strategic decision to broaden our inpatient services. As of December 31, 2000, we managed 27 skilled nursing units. The unit enables patients to remain in a hospital setting where emergency needs can be met quickly as opposed to being sent to a freestanding skilled nursing facility. The unit is located within the acute care hospital and is separately licensed as a skilled nursing unit. We are generally paid by our clients on the basis of a negotiated fee per patient day pursuant to contracts that are typically for terms of three to five years. The hospital benefits by retaining patients who would be discharged to another setting, capturing additional revenue and utilizing idle space. A skilled nursing unit treats patients who require low levels of rehabilitative care, but who have a greater need for nursing care. Patients' diagnoses are typically long-term and medically complex covering approximately 60 clinical conditions, including stroke, post-surgical conditions, pulmonary disease, cancer, congestive heart failure, burns and wounds.

         We intend to achieve continued internal growth of our inpatient services through cross-selling our services to our existing clients and generating new client relationships.

         OUTPATIENT

         In 1993, we began managing outpatient therapy programs that provide management of therapy services to patients with work-related and sports-related illnesses and injuries, and as of December 31, 2000, we managed a total of 66 hospital-based and satellite outpatient programs. We realized that the same expertise we brought to hospitals in managing their acute rehabilitation units could be modified to add value to a hospital's outpatient therapy program. An outpatient therapy program complements the hospital's occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation programs. An outpatient therapy program also attracts patients into the hospital and is conducted either on the client hospital's campus or in satellite locations controlled by the hospital. We have recently begun to market our outpatient therapy management services to physician groups. These programs will be located at or in close proximity to the physician group's offices.

         We believe our management of outpatient therapy programs delivers increased productivity through our scheduling, protocol and outcome systems, as well as through productivity training for existing staff. We also provide our clients with expertise in compliance and quality assurance. The typical outpatient therapy program we manage provides services for 50 patient visits per day. The program is staffed with a program manager, four to six therapists and two to four administrative and clerical staff. We are paid by our clients on the basis of a negotiated fee per unit of service.

         As outpatient therapy programs remain underdeveloped at most hospitals, we intend to continue to grow this line of business by signing contracts with new clients and cross-selling our outpatient therapy programs to existing inpatient clients. We also intend to expand the business line into different venues, such as physician offices. In addition, we will actively consider strategic acquisitions to accelerate the growth of this division.

         CONTRACT THERAPY

         In 1997, we added contract therapy management to our service offerings. Our contract therapy division manages therapy services for nursing homes and long-term care facilities. This program affords the client the opportunity to fulfill its recurring need for therapists on a full-time or part-time basis without the need to hire and retain full-time staff. As of December 31, 2000, we managed 195 contract therapy programs.

         Our typical contract therapy client has 100 beds, a portion of which are licensed as skilled nursing beds. We manage therapy services, including physical and occupational therapy and speech/language pathology, for the skilled nursing beds. Our broad base of staffing strategies, full-time, part-time and on-call, can be adjusted at each location according to the facility's and its patients' needs. We are generally paid by our clients on the basis of a negotiated per diem rate. Our contract therapy program is led by a full-time program coordinator who is also a therapist and two to four full-time professionals trained in physical and occupational therapy or speech/language pathology.

         We believe the introduction of a prospective payment system for skilled nursing facilities and units in 1998 has created demand for our management systems and expertise, particularly with regard to controlling costs. As a result, we will focus our growth strategy in this division on signing new contracts.

GOVERNMENT REGULATION

         OVERVIEW. The healthcare industry is required to comply with many laws and government regulations at both the federal and state levels. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Moreover, our business is impacted not only by those laws and regulations which are directly applicable to us, but also by certain laws and regulations which are applicable to our hospital, skilled nursing facility, and other clients. If we fail to comply with the laws and regulations directly applicable to our business, we could suffer civil and/or criminal penalties and we could be excluded from contracting with providers participating in Medicare, Medicaid and other federal and state healthcare programs. If our hospital, skilled nursing facility, or other clients fail to comply with the laws and regulations applicable to their businesses, they could suffer civil and/or criminal penalties and/or be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs, which could, indirectly, have an adverse impact on our business.

         FACILITY LICENSURE, MEDICARE CERTIFICATION, AND CERTIFICATE OF NEED. Our clients are required to comply with state facility licensure, federal Medicare certification, and certificate of need laws that are not generally applicable to us.

         Generally, facility licensure and Medicare certification follow specific standards and requirements. Compliance is monitored by various mechanisms, including periodic written reports and on-site inspections by representatives of relevant government agencies. Loss of licensure or Medicare certification by a healthcare facility with which we have a contract would likely result in termination of that contract.

         A few states require that health facilities obtain state permission prior to entering into contracts for the management of their services. Some states also require that health facilities obtain state permission in the form of a certificate of need prior to constructing or modifying their space, purchasing high-cost medical equipment, or adding new healthcare services. If a certificate of need is required, the process may take up to 12 months or more, depending on the state involved. The certificate of need application may be denied if contested by a competitor or if the new facilities or services are deemed unnecessary by the state reviewing agency. A certificate of need is usually issued for a specified maximum expenditure and requires implementation of the proposed improvement or new service within a specified period of time.

         PROFESSIONAL LICENSURE AND CORPORATE PRACTICE. Many of the nurses, therapists and other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees possess all necessary licenses and certifications, and we believe that our employees, including nurses and therapists, comply with all applicable state laws.

         In some states, business corporations such as our company are restricted from practicing therapy through the direct employment of therapists. In those states, in order to comply with the restrictions imposed, we either contract to obtain therapy services from an entity permitted to employ therapists, or we manage the physical therapy practice owned by licensed therapists through which the therapy services are provided.

         BUSINESS LICENSES. A number of states require state licensure for businesses that, for a fee, employ and assign personnel, including healthcare personnel, to provide services on-site at hospitals and other healthcare facilities to support or supplement the hospitals' or healthcare facilities' work force. A number of states also require state licensure for businesses that operate placement services for individuals attempting to secure employment. Failure to obtain the necessary licenses can result in injunctions against operating, cease and desist orders, and/or fines. We endeavor to maintain in effect all required state licenses.

         REIMBURSEMENT. Federal and state laws establishing payment methodologies and mechanisms for healthcare services covered by Medicare, Medicaid, and other government healthcare programs, while applicable to our clients and not generally applicable to us, still have an indirect impact on our business.

         Prior to 1983, Medicare provided reimbursement for the reasonable direct and indirect costs of services furnished by hospitals to Medicare patients. As a result of the Social Security Amendments Act of 1983, Congress adopted a prospective payment system as a means to control costs of most Medicare inpatient hospital services. Under this system, the Secretary of the U.S. Department of Health and Human Services established fixed payment amounts per inpatient discharge based on patient care classifications known as diagnosis-related groups. In general, a hospital's payment for inpatient care provided to a Medicare patient is limited based on the diagnosis-related group to which the patient is assigned, regardless of the amount of services provided to the patient or the length of the patient's hospital stay. Under the diagnosis-related group system, a hospital may keep the difference between its diagnosis-related group payment and its operating costs incurred in furnishing inpatient services, but is at risk for any operating costs that exceed the applicable diagnosis-related group payment rate. As a result, hospitals have an incentive to discharge Medicare patients as soon as it is clinically appropriate.

         Until recently, acute rehabilitation units, skilled nursing units, and hospital-based outpatient therapy programs were generally exempt from the above-described prospective payment system and were paid instead on the basis of their direct and indirect costs under a "cost-based" reimbursement system. As discussed below, this situation is expected to change for acute rehabilitation units. It has already changed for skilled nursing units and hospital-based outpatient therapy programs.

         During 2001, the Medicare program is scheduled to phase in a prospective payment system for acute rehabilitation facilities. The specifics of this prospective payment system were first published by the Health Care Financing Administration on November 3, 2000 as a proposed rule. The proposed rule appears to establish a system for reimbursement of acute rehabilitation units similar to the diagnosis-related group system. Under the proposal, an acute rehabilitation unit will be paid under the diagnosis-related group system until it qualifies for exemption from this system. To qualify for exemption, the unit must comply with a number of operational and patient care criteria. This process typically takes one year after unit opening. Upon qualification for the exemption, the hospital will begin receiving per discharge payments for services provided to Medicare patients in the acute rehabilitation unit based on patient care classifications to be called case mix groups. Similar to the diagnosis-related group system, each patient's condition will be assessed at an appropriate time, then the patient will be assigned to the case mix group appropriate for his or her condition. Also similar to the diagnosis-related group system, a hospital may keep the difference between its case mix group payment and its operating costs incurred in furnishing patient services, but is at risk for operating costs that exceed the applicable case mix group payment. It is currently anticipated that there will be ninety-seven different case mix groups.

         The Balanced Budget Act of 1997 mandated that the federal budget for the new case mix group system for acute rehabilitation units be two percent less than the projected budget under the current system. While we are still analyzing the potential impact of the case mix group system rules, we believe that this new prospective payment system for acute rehabilitation units will favor low-cost, efficient providers, and that our strategy of managing programs on the premises of our hospital clients positions us well for the changing reimbursement environment. However, in the event that a client hospital experiences a material reduction in reimbursement under the new system, in most cases, the client hospital will have the right to renegotiate its contract with us, including the financial terms.

         The Balanced Budget Act of 1997 also mandated the phase-in of a prospective payment system based on resource utilization group classifications for skilled nursing facilities and units. This was targeted to reduce government spending on skilled nursing services by 18%. Substantially all of the skilled nursing units to which we provide management services are now fully phased in under the resource utilization group system for skilled nursing facilities.

         Medicare reimbursement for outpatient rehabilitation services was also affected by the Balanced Budget Act of 1997. Since 1999, reimbursement for such services is no longer based on a provider's costs; instead, all reimbursement for covered outpatient rehabilitation services is currently based on the lesser of the provider's actual charge for such services or the applicable Medicare physician fee schedule amount established by the Health Care Financing Administration. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a physician's office, or the office of a therapist in private practice. Under current law, however, an outpatient therapy program that is not designated as being provider-based is subject to annual limits on payment for therapy services. These limits have been suspended through 2001, but may be renewed thereafter. See discussion under "Business - Government Regulation -Provider-Based Rules."

         FRAUD AND ABUSE. Various federal laws prohibit the knowing and willful submission of false or fraudulent claims, including claims to obtain payment under Medicare, Medicaid, and other government healthcare programs. The federal anti-kickback statute also prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered by Medicare, Medicaid, or other government healthcare programs. The anti-kickback statute is extremely broad and potentially covers many standard business arrangements. Violations can lead to significant criminal and civil penalties, including fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment, and/or exclusion from participation in Medicare, Medicaid, and other government healthcare programs. The Office of the Inspector General of the U.S. Department of Health and Human Services has published regulations which identify a limited number of specific business practices which fall within safe harbors guaranteed not to violate the anti-kickback statute. While many of our business relationships fall outside of the published safe harbors, conformity with the safe harbors is not mandatory and failure to meet all of the requirements of an applicable safe harbor does not by itself make conduct illegal.

         A number of states have in place statutes and regulations which prohibit the same general types of conduct as that prohibited by the federal laws described above. Some states' antifraud and antikickback laws apply only to goods and services covered by Medicaid. Other states' antifraud and antikickback laws apply to all healthcare goods and services, regardless of whether the source of payment is governmental or private.

         In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, federal law allows individuals to bring lawsuits on behalf of the government in what are known as QUI TAM or "whistleblower" actions, alleging false or fraudulent Medicare or Medicaid claims and certain other violations of federal law. The use of these private enforcement actions against healthcare providers and their business partners has increased dramatically in the recent past, in part because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment.

         We endeavor to conduct our operations in compliance with the applicable fraud and abuse statutes and to stay informed as to evolving regulatory and judicial interpretations of these broad and complex laws. Should we identify any of our practices as being contrary to these laws, we will take appropriate action to address the matter, including, when appropriate, making disclosure to the proper authorities.

         ANTI-REFERRAL LAWS. The federal Stark law generally provides that, if a physician or a member of a physician's immediate family has a financial relationship with a healthcare entity, the physician may not make referrals to that entity for the furnishing of designated health services covered under Medicare, Medicaid, or other government healthcare programs, unless one of several specific exceptions applies. For purposes of the Stark law, a financial relationship with a healthcare entity includes an ownership or investment interest in that entity or a compensation relationship with that entity. Designated health services include physical and occupational therapy services, durable medical equipment, home health services, and inpatient and outpatient hospital services. The Stark law has limited impact on our current operations; however, as we expand our outpatient division's business into new venues, such as physician offices, our physician clients will have to consider the impact of the Stark law on their practice. On January 4, 2001, the Health Care Financing Administration published the first phase of a set of final regulations interpreting the Stark law. The effective date of these regulations will be January 4, 2002.

         The federal government will make no payment for designated health services provided in violation of the Stark law. In addition, sanctions for violating the Stark law include civil monetary penalties of up to $15,000 per prohibited service provided and exclusion from any federal, state, or other government healthcare programs. There are no criminal penalties for violation of the Stark law.

         A number of states have in place statutes and regulations which prohibit the same general types of conduct as that prohibited by the federal Stark law described above. Some states' Stark laws apply only to goods and services covered by Medicaid. Other states' Stark laws apply to certain designated healthcare goods and services, regardless of whether the source of payment is government or private.

         PROVIDER-BASED RULES. The Health Care Financing Administration recently promulgated new rules regarding the provider-based status of certain facilities and organizations furnishing healthcare services to Medicare beneficiaries. Designation as a provider-based facility or organization can, in some cases, result in greater reimbursement from the Medicare program than would otherwise be the case; under the new rules, such a designation also mandates compliance with a specific set of billing and patient notification requirements and emergency medical treatment regulations. Until October 1, 2002, any program, facility or organization treated as having provider-based status on October 1, 2000, will retain this designation. All new programs, facilities, and organizations established after October 1, 2000 desiring provider-based status must obtain an affirmative determination of provider-based status in order to properly receive reimbursement for services provided to Medicare beneficiaries; as of October 1, 2002, programs, facilities and organizations that were in existence on October 1, 2000 will also need to comply with this requirement. The new provider-based rules stipulate that, when a hospital program is subject to a management agreement, one requirement for eligibility as a provider-based program is that non-management staff working in the program be employed by the hospital rather than the management company.

         The Health Care Financing Administration has stated in published guidance that it will not make determinations of provider-based status with respect to skilled nursing facilities since, given the reimbursement system for skilled nursing facilities, their status (as provider-based or not provider-based) does not affect Medicare payment levels or beneficiary liability. The Health Care Financing Administration has also indicated that, at least through December 31, 2001, it will not make determinations of provider-based status with respect to outpatient therapy programs. At the current time, it is not clear how the new provider-based rules will apply to acute rehabilitation units, such as those managed by our company. Published guidance provided by the Health Care Financing Administration has not excluded acute rehabilitation units from the requirement that a program receive a determination as provider-based. If new acute rehabilitation units managed by us are required to qualify as provider-based, we may be required by our clients to change our business model with respect to our employment of the personnel who staff these programs. In addition, if existing acute rehabilitation units managed by us are required to qualify as provider-based as of October 1, 2002, we may be required by our clients to renegotiate their contracts with us to change our then existing relationships with the personnel who staff these programs. Similar changes in our business model may be required with respect to new outpatient programs for periods after December 31, 2001. Similar rights of renegotiation may be triggered with respect to existing outpatient programs for periods after October 1, 2002. Any renegotiation of a contract could also change the financial terms of the contract.

         HEALTH INFORMATION PRACTICES. Subtitle F of the Health Insurance Portability and Accountability Act of 1996 was enacted to improve the efficiency and effectiveness of the healthcare system through the establishment of standards and requirements for the electronic transmission of certain health information. To achieve that end, the act requires the Secretary of the U.S. Department of Health and Human Services to promulgate a set of interlocking regulations establishing standards and protections for health information systems, including standards for the following:

          - the development of electronic transactions and code sets to be used in those transactions;

          - the development of unique health identifiers for individuals, employers, health plans, and healthcare providers;

          - the security of individual health information;

          - the transmission and authentication of electronic signatures; and

          - the privacy of individually identifiable health information.

         Final rules setting forth standards for electronic transactions and code sets were published on August 17, 2000 and for the privacy of individually identifiable health information on December 28, 2000, both of which apply to health plans, healthcare clearinghouses and healthcare providers who transmit any health information in electronic form in connection with certain administrative and billing transactions. Compliance with the final rules will not be required until at least the fourth quarter of 2002. Proposed rules that include standards for unique health identifiers for employers and healthcare providers, as well as standards related to the security of individual health information and the use of electronic signatures have been published.

         We are currently evaluating the effect of the proposed and final rules published to date and have developed a task force to address the standards set forth in these rules and their effect on our business. Given the fact that not all of the standards have been issued in final form, we cannot estimate at this time the cost of compliance.

         CORPORATE COMPLIANCE PROGRAM. In recognition of the importance of achieving and maintaining regulatory compliance, we have established a corporate compliance program which establishes general standards of conduct and procedures that promote compliance with business ethics, regulations, law and accreditation standards. We have established compliance standards and procedures to be followed by our employees that are reasonably capable of reducing the prospect of criminal conduct, and have designed systems for the reporting and auditing of potentially criminal acts. A key element of our compliance program is ongoing communication and training of employees so that it becomes a part of day-to-day business operations. A compliance committee consisting of representatives of both our senior management and our board of directors has been established to oversee implementation and ongoing operations of our compliance program, to enforce our compliance program through appropriate disciplinary mechanisms and to ensure that all reasonable steps are taken to respond to an offense and to prevent further similar offenses. We are not aware of the existence of any current activities on the part of any of our employees that would not be materially in compliance with our compliance program.

COMPETITION

         Our healthcare staffing business competes in national, regional and local markets with full-service staffing companies and with specialized staffing agencies. We believe our strategic advantages in this line of business include our ability to match qualified employees to specific job requirements, our ability to provide qualified employees in a timely manner, the price of our services, monitoring of the job performance of our employees and the diversity of our staffing solutions.

         Our program management business has no direct competitors offering all of the same program services, although other companies may offer one or more of the same services. Our program management business competes with hospitals, nursing homes and other long-term care facilities that do not choose to outsource their acute rehabilitation and skilled nursing units, outpatient therapy programs and contract therapy services. The fundamental challenge in our program management business is convincing our potential clients, primarily hospitals, nursing homes and other long-term care facilities, that we can provide rehabilitation services more efficiently than they can themselves. The inpatient units and outpatient programs that we manage are in highly competitive markets and compete for patients with other hospitals, nursing homes and long-term care facilities, as well as public companies. Among our principal competitive advantages are our reputation for quality, cost effectiveness, a proprietary outcomes management system, innovation and price.

         We rely significantly on our ability to attract, develop and retain nurses, therapists and other healthcare personnel who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare staffing clients, as well as our own needs in our program management business. We compete for healthcare staffing personnel, including nurses and therapists, with other temporary healthcare staffing companies, as well as actual and potential clients, some of whom seek to fill positions with either regular or temporary employees.

EMPLOYEES

         As of December 31, 2000, we had approximately 5,000 employees and approximately 9,000 additional travel and per diem staff employed by our staffing division. The physicians who are the medical directors of our acute rehabilitation units are independent contractors and not our employees. Nurses and therapists in our temporary healthcare staffing business may be on our or the client's payroll. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 2.       PROPERTIES

         We currently lease 58,000 square feet of executive office space in Clayton, Missouri under a lease that expires in the year 2010, assuming all options to renew are exercised. In addition to the monthly rental cost, we are also responsible for specified increases in operating costs. In addition, our subsidiaries lease 10,000 square feet in Salt Lake City, Utah under a lease that expires in 2001, 21,000 square feet of executive office space in Andover, Massachusetts under a lease that expires in the year 2010, 8,000 square feet of executive office space in Clearwater, Florida under a lease that expires in 2007 and 10,000 square feet of executive office space in Phoenix, Arizona under a lease that expires in 2003, each assuming all options to renew are exercised.

ITEM 3.       LEGAL PROCEEDINGS

         We are subject to various claims and legal actions in the ordinary course of business. These matters include, without limitation, professional liability, employee-related matters and inquiries and investigations by governmental agencies relating to Medicare or Medicaid reimbursement and other issues. We are not aware of any pending or threatened litigation which we believe would have a material adverse impact on us. In addition, our clients may become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by us. From time to time and depending on the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our clients relating to these matters. We have received one notice from a client reserving its rights to indemnification, if any, in connection with potential liability which may result from a pending governmental investigation. At this time, we have not been advised of the amounts, if any, that the government may seek in this matter nor have we been provided with the specific facts that would support the client's reservation of rights to indemnification or the dollar amount of indemnification claimed.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS

         Information concerning our Common Stock is included under the heading "Stock Data" in our Annual Report to Stockholders for the year ended December 31, 2000 and is incorporated herein by reference.

ITEM 6.       SELECTED FINANCIAL DATA

         Our Six-Year Financial Summary is included in our Annual Report to Stockholders for the year ended December 31, 2000 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We provide temporary healthcare staffing and physical rehabilitation program management services for hospitals, nursing homes and other long-term care facilities. We derive our revenue from two product line segments: temporary healthcare staffing services and physical rehabilitation program management services. Our physical rehabilitation program management services include inpatient programs (including acute rehabilitation and skilled nursing units), outpatient programs and contract therapy programs. Summarized information about our revenues and earnings from operations in each segment is provided below.

                                                                      YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                              1998              1999             2000
                                                            ---------        ---------         ---------

                                                                           (IN THOUSANDS)
REVENUES FROM UNAFFILIATED CUSTOMERS:
     Healthcare staffing................................... $  65,365        $ 148,180         $ 260,100
     Program management:
       Inpatient units.....................................   111,645          116,497           119,963
       Outpatient programs.................................    16,484           30,677            42,332
       Contract therapy....................................    13,922           14,071            29,979
                                                            ---------        ---------         ---------
         Total............................................. $ 207,416        $ 309,425         $ 452,374
                                                            =========        =========         =========

OPERATING EARNINGS:
     Healthcare staffing................................... $   2,106        $   5,228         $  14,822
     Program management:
       Inpatient units.....................................    16,763           18,123            18,296
       Outpatient programs.................................     1,833            6,238             7,450
       Contract therapy....................................     2,629              333             3,621
                                                            ---------        ---------         ---------
         Total............................................. $  23,331        $  29,922         $  44,189
                                                            =========        =========         =========

REVENUES

         We derive substantially all of our revenues from fees paid directly by healthcare providers rather than through payment or reimbursement by government or other third-party payors. Our inpatient and outpatient therapy programs are typically provided through agreements with hospital clients with three to five-year terms. Our contract therapy and temporary healthcare staffing services are typically provided under interim or short-term agreements with hospitals, nursing homes and long-term care facilities.

         Our healthcare staffing revenues and earnings are impacted by changes in the level of occupancy at hospitals where we provide our staffing services. During the first and fourth quarters of each year, hospitals generally experience an increase in the number of patients, resulting in an increase in the demand for our healthcare staffing services and an increase in our revenues and earnings in this line of business. Hospitals generally experience a decrease in the number of patients during the second and third quarters, resulting in a decrease in our revenues and earnings for our healthcare staffing services line.

         As a provider of temporary healthcare staffing and program management services, our revenues and growth are affected by trends and developments in healthcare spending. Over the last three years, our revenues and earnings from our program management services have been negatively impacted by an aggregate decline in average billable lengths of stay. The decline in average billable lengths of stay reflects the continued trend of reduced rehabilitation lengths of stay.

         Material changes in the rates or methods of government reimbursements to our clients for services rendered in the programs that we manage could give our clients the right to renegotiate their existing contracts with us to include terms that are less favorable to us. For example, outpatient therapy programs receive payment from the Medicare program under a fee schedule. Under current law, an outpatient therapy program that is not designated as being provider-based is subject to an annual limit on payments for therapy services provided to Medicare beneficiaries. See discussion under "Business-Government Regulation-Provider-Based Rules." However, application of this limit is subject to a moratorium through December 31, 2001. The Secretary of the U.S. Department of Health and Human Services is required to review reimbursement claims for outpatient therapy services while the moratorium is in effect and to make a proposal to Congress to revise the payment system for outpatient therapy services. Any changes adopted by Congress, which could include reduced annual limits or a new payment system, could have an adverse effect on the outpatient therapy business.

         In addition, changes in the rates or methods of government reimbursements could negatively impact the benefits that we are able to provide to our clients. The enactment of the Balanced Budget Act of 1997, which established a prospective payment system for skilled nursing facilities and units, significantly reduced the demand for therapists generally, which had a negative impact on our healthcare staffing business. It also resulted in reduction of the per diem billing rates we were able to negotiate with the skilled nursing units that we manage. The rates and other reimbursement regulations with respect to the implementation of a prospective payment system for acute rehabilitation services have been also recently released and, while we are unable to predict the impact of the changes at this stage, we may experience a decline in our revenue and earnings as a result of the prospective payment system or from any other changes in the rates or methods of government reimbursements.

ACQUISITIONS

         Over the course of the last three years, we have completed a number of acquisitions. These acquisitions are summarized in the table below. Each of the acquisitions has been accounted for by the purchase method of accounting, which means that the operating results of the acquired entity are included in our results of operations commencing on the date of acquisition of each entity.

         We have amortized the goodwill for each of our acquisitions, the excess of the cost of the acquisition over the book value of the net assets acquired, on a straight-line basis over 40 years through the year ended December 31, 2000. After discussions with the staff of the Securities and Exchange Commission and in view of developments in the medical outsourcing industry, we have changed the goodwill amortization periods on a prospective basis from 40 years to 25 years on the acquisitions of Physical Therapy Resources, Inc.; TeamRehab, Inc./Moore Rehabilitation Services, Inc.; Rehab Unlimited, Inc./Cimarron Health Care, Inc.; Rehabilitative Care Systems of America, Inc.; Therapeutic Systems, Inc.; Salt Lake Physical Therapy Associates, Inc.; AllStaff, Inc.; and DiversiCare Rehab Services, Inc. We anticipate that this change will result in a net after-tax increase of approximately $500,000 in the annual goodwill amortization associated with these acquisitions. This is expected to result in a decrease in diluted earnings per share of approximately $0.03 for the year ending December 31, 2001. We have retained 40-year amortization periods for the acquisitions of Advanced Rehabilitation Resources, Inc.; Healthcare Staffing Solutions, Inc.; StarMed Staffing, Inc.; and eai Healthcare Staffing

Solutions, Inc., which had businesses that were more national in scope. The change in the goodwill amortization periods for the named acquisitions will commence in the first quarter of 2001.

          COMPANY                       DATE                         DESCRIPTION                   CONSIDERATION(1)
------------------------------    -----------------          -----------------------------    --------------------------
1998
----

Rehabilitative Care Systems       July 31, 1998              Outpatient therapy programs
of America, Inc.

StarMed Staffing, Inc. and        August 17, 1998            Temporary healthcare staffing    Aggregate of $43.4 million
Wesley Medical Resources, Inc.                               (nurses and nurse assistants)    in cash, notes and stock

Therapeutic Systems, Ltd.         September 9, 1998          Contract therapy programs

1999
----

Salt Lake Physical Therapy        May 20, 1999               Outpatient therapy programs
Associates, Inc.

AllStaff, Inc.                    June 30, 1999              Temporary healthcare staffing    Aggregate of $17.3 million
                                                             (nurses and nurse assistants)    in cash, notes and stock

eai Healthcare Staffing           December 20, 1999          Temporary healthcare staffing
Solutions, Inc.                                              (allied healthcare personnel)

2000
----

DiversiCare Rehab Services, Inc.  September 15, 2000         Outpatient therapy programs      Aggregate of $8.5 million
                                                                                              in cash and notes

(1) Amounts include contingent payments made in connection with the acquisitions listed, except for 1999 which excludes up to $1.8 million that may be paid to the former stockholders of Salt Lake Physical Therapy Associates, Inc., contingent upon the attainment of certain financial goals over the next two years.

RESULTS OF OPERATIONS

         The following table sets forth the percentage that selected items in the consolidated statements of earnings bear to operating revenues for the years ended December 31, 1998, 1999 and 2000:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                     -----------------------
                                                                                    1998       1999       2000
                                                                                    ----       ----       ----
Operating revenues..........................................................       100.0%     100.0%     100.0%
Cost and expenses:
     Operating expenses ....................................................        69.5       71.7       71.0
     General and administrative ............................................        17.3       16.9       17.7
     Depreciation and amortization..........................................         1.9        1.7        1.5
                                                                                   ------     ------     ------
Operating earnings..........................................................        11.3        9.7        9.8
Other expense, net..........................................................        (0.7)      (1.6)      (1.2)
                                                                                   ------     ------     ------
Earnings before income taxes and cumulative effect of
     change in accounting principle.........................................        10.6        8.1        8.6
Income taxes................................................................         4.3        3.2        3.4
                                                                                   ------     ------     ------
Earnings before cumulative effect of change in accounting
     principle..............................................................         6.3        4.9        5.2
Cumulative effect of change in accounting for start-up costs,
     net of tax.............................................................        (0.4)        --         --
                                                                                   ------     ------     ------
Net earnings................................................................         5.9%       4.9%       5.2%
                                                                                   ======     ======     ======

TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1999

         Operating revenues in 2000 increased by $143.0 million, or 46.2%, to $452.4 million as compared to $309.4 million in operating revenues in 1999. Acquisitions accounted for 19.9% of the net increase. Excluding the effects of acquisitions, increases in inpatient, outpatient, contract therapy and nurse travel and per diem staffing revenues were offset by a decline in therapist travel staffing revenues and a decrease in the number of skilled nursing units.

         Staffing revenue increased by 75.5% from $148.2 million in 1999 to $260.1 million in 2000 reflecting $3.2 million from the June 30, 1999 acquisition of AllStaff, Inc., $21.5 million from the December 20, 1999 acquisition of eai Healthcare Staffing Solutions, Inc. and a 50.7% increase in weeks worked in 2000 at existing and newly opened travel and per diem offices from 126,816 to 191,076. Total weeks worked attributable to the 1999 acquisitions were 32,875. Operating earnings for the staffing division were $14.8 million in 2000, a 183.5% increase over the $5.2 million earned in 1999.

         Inpatient program revenue increased by 3.0% from $116.5 million in 1999 to $120.0 million in 2000. A 3.0% increase in the average number of inpatient programs managed from 131.8 to 135.8, plus the additional revenue from one additional day in February 2000, offset by a 0.7% decrease in the average daily billable census per inpatient program from 14.5 in 1999 to 14.4 in 2000, resulted in a 2.8% increase in billable patient days to 716,993. The decrease in billable census per program for inpatient programs is primarily attributable to a 0.7% decrease in average billable length of stay from 14.3 days in 1999 to 14.2 days in 2000. Operating earnings for the inpatient division increased by 1.0% to $18.3 million in 2000, compared to $18.1 million in 1999.

         Outpatient revenue increased by 38.0% from $30.7 million in 1999 to $42.3 million in 2000 reflecting $1.4 million from the May 20, 1999 acquisition of Salt Lake Physical Therapy Associates, Inc., $2.3 million from the September 15, 2000 acquisition of DiversiCare Rehab Services, Inc., an increase in the average number of outpatient programs managed from 40.0 to
53.1 and a 14.0% increase in units of
service per program. Operating earnings from the outpatient division were $7.5 million in 2000, a 19.4% increase over the $6.2 million earned in 1999.

         Contract therapy revenue increased by 113.1% from $14.1 million in 1999 to $30.0 million in 2000 reflecting a 71.8% increase in the average number of contract therapy locations managed from 90.8 to 156.0 and a 24.0% increase in revenue per location. Operating earnings for the contract therapy division was $3.6 million in 2000, a $3.3 million increase from the $333,000 in operating earnings in 1999.

         Operating expenses for 2000 increased by $99.3 million, or 44.8%, to $321.2 million as compared to $221.9 million in 1999. The 1999 and 2000 acquisitions accounted for approximately 19.0% of the net increase. The remaining increase in operating expenses is attributable to a 42.9% increase in outpatient units of service, a 71.8% increase in the average number of contract therapy locations and a 50.7% increase in the number of weeks worked from travel and per diem staffing, offset by a 2.0% decrease in costs for inpatient programs.

         The aggregate excess of direct operating expenses over operating revenues associated with non-exempt programs increased from $260,000 to $315,000, on an increase in the average number of non-exempt units managed from 4.4 to 6.3. The per program average excess of operating expenses over operating revenues decreased from $60,000 to $50,000 reflecting an increase in the average revenue per billable patient day from $177 to $225. The average excess of operating expenses over operating revenues for a program during its non-exempt year can range to as high as $150,000 to $200,000.

         General and administrative expenses increased by $27.8 million, or 53.1%, from $52.3 million in 1999 to $80.1 million in 2000 reflecting increases of $6.1 million in general and administrative expenses of companies acquired and $2.0 million in corporate office expenses, with the remaining increase of $19.7 million primarily attributable to marketing, business development, operations and professional services expenses in support of the increase in outpatient therapy programs and contract therapy locations managed and per diem staffing offices operated.

         Depreciation and amortization increased by $1.6 million, or 29.8%, from $5.3 million in 1999 to $6.9 million in 2000 reflecting an increase in goodwill from acquisitions and depreciation on equipment purchased.

         Interest expense increased 29.1%, or $1.2 million, from $4.1 million in 1999 to $5.3 million in 2000 reflecting interest on additional debt funding acquisitions, borrowings under the revolving line of credit for working capital purposes and an increase in interest rates.

         Earnings before income taxes increased by $14.1 million, or 56.2%, from $25.0 million in 1999 to $39.1 million in 2000. The provision for income taxes for 2000 was $15.6 million compared to $9.9 million in 1999, reflecting effective income tax rates of 39.8% and 39.7% for these periods. Net earnings increased by $8.4 million in 2000, or 55.9%, to $23.5 million from $15.1 million in 1999. Diluted earnings per share increased by 40.8% to $1.45 from $1.03 on a 9.8% increase in the weighted average shares and assumed conversions outstanding. Excluding losses on the write-down of investments in 1999, diluted net earnings increased 34.3% from $1.08 in 1999 to $1.45 in 2000. The increase in weighted average shares outstanding is attributable primarily to stock option exercises and the increase in the dilutive effect of stock options as a result of an increase in the average market price of our stock relative to the underlying exercise prices of outstanding options.

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998

         Operating revenues in 1999 increased by $102.0 million, or 49.2%, to $309.4 million as compared to $207.4 million in operating revenues in 1998. The growth in our operating revenues during 1999 was primarily the result of a 150.9% increase in staffing weeks worked primarily from acquisitions. Acquisitions accounted for 76.9% of the net increase in operating revenues. Excluding the effects of acquisitions, increases in inpatient, outpatient and nurse travel and per diem staffing revenues were offset by a decline in the number of skilled nursing units, therapist travel staffing revenues and contract therapy revenue.

         Staffing revenue increased by 126.7% from $65.4 million in 1998 to $148.2 million in 1999 reflecting the addition of $66.2 million in nurse staffing revenue achieved through the August 1998 acquisition of StarMed Staffing, Inc., a $3.0 million increase from the June 1999 acquisition of AllStaff, Inc. and a $681,000 increase from the December 1999 acquisition of eai Healthcare Staffing Solutions, Inc. An increase in nurse travel staffing revenue of $30.3 million was offset by a similar decrease in therapist travel staffing revenues. The decline in demand for therapists in the long-term care settings resulted from the implementation of Medicare's prospective payment system for skilled nursing facilities and units. Per diem staffing revenues increased by $12.2 million due to strong market demand and increased number of weeks worked. The number of staffing weeks worked in 1999 was 131,110, an increase of 150.9% from the 52,265 staffing weeks worked in 1998 with substantially all of the increase attributable to acquisitions. These changes resulted in a $3.1 million, or 148.2%, increase in operating earnings for the staffing division from $2.1 million in 1998 to $5.2 million in 1999.

         Inpatient program revenue increased by 4.3% from $111.6 million in 1998 to $116.5 million in 1999. A 2.8% increase in the average number of inpatient programs managed from 128.2 to 131.8, and a 3.6% increase in the average daily billable census per inpatient program from 14.0 to 14.5, resulted in a 6.3% increase in billable patient days to 697,769. The increase in billable census per inpatient program is primarily attributable to a 4.3% increase in admissions per program. The average billable length of stay for 1999 was 14.3 days, as compared to 14.5 days in 1998. The increase in billable patient days was offset by a 1.8% decrease in average per diem billing rates, reflecting lower per diem billing rates for skilled nursing units subject to the Balanced Budget Act of 1997. Operating earnings for the inpatient division were $18.1 million, an 8.1% increase from the $16.8 million earned by the inpatient division in 1998.

         Outpatient revenue increased by 86.1% from $16.5 million in 1998 to $30.7 million in 1999 reflecting a $1.9 million increase from the July 1998 acquisition of Rehabilitative Care Systems of America, Inc., a $2.9 million increase from the May 1999 acquisition of Salt Lake Physical Therapy Associates, Inc., an increase in the average number of outpatient programs managed from 26.1 to 40.0 and a 27.7% increase in units of service per program. Operating earnings for the outpatient division increased by $4.4 million or 240.3%, from $1.8 million in 1998 to $6.2 million in 1999.

         Contract therapy revenue increased by 1.1% from $13.9 million in 1998 to $14.1 million in 1999 reflecting a $3.8 million increase from the acquisition of Therapeutic Systems, Ltd. in September 1998, offset by a 45.0% decrease in revenue per program to $154,899 reflecting lower volumes and reimbursement rates under the Balanced Budget Act of 1997. Despite the fact that contract therapy revenues rose slightly on a year-to-year basis, the introduction of the prospective payment system for skilled nursing units and long-term care facilities substantially reduced amounts previously reimbursed to clients based on historical costs. This had the indirect effect of lowering significantly operating margins and operating earnings for the contract therapy division. As a consequence, operating earnings for the contract therapy division decreased by $2.3 million or 87.3%, from $2.6 million in 1998 to $333,000 in 1999.

         Operating expenses for 1999 increased by $77.7 million, or 53.9%, to $221.9 million as compared to $144.2 million in 1998. Acquisitions accounted for 76.7% of the net increase. The remaining increase was due to increases of $2.7 million related to increased patient days, $6.0 million due to increased outpatient units of service, and $33.0 million due to increased nurse travel and per diem staffing, offset by a $23.6 million decrease in therapist travel staffing and contract therapy costs.

         The aggregate excess of direct operating expenses over operating revenues associated with non-exempt programs decreased from $637,000 to $260,000, on an increase in the average number of non-exempt units managed from 3.2 to 4.4. The per program average excess of operating expenses over operating revenues decreased from $199,000 to $60,000 reflecting an increase in the average billable census per program from 3.8 to 4.9. The average excess of operating expenses over operating revenues for a program during its non-exempt year can range to as high as $150,000 to $200,000.

         General and administrative expenses increased by $16.4 million, or 45.6%, from $35.9 million in 1998 to $52.3 million in 1999 due mainly to increases of $13.5 million in general and administrative expenses of companies acquired. The remaining increase of $2.9 million was primarily attributable to marketing, business development, operations and professional services in support of the increase in programs managed and the number of per diem staffing offices operated and corporate office expenses.

         Depreciation and amortization increased by $1.3 million, or 33.5%, from $4.0 million in 1998 to $5.3 million in 1999, reflecting an increase in goodwill from acquisitions.

         Interest expense increased 22.5%, or $761,000, from $3.4 million in 1998 to $4.1 million in 1999, reflecting interest on additional debt funding the acquisitions. Other expense in 1999 primarily reflects the write-down of $1.0 million of our investments in nonconsolidated subsidiaries. Other income in 1998 reflects $1.5 million attributable to the sale of approximately 50% of our investment in Intensiva HealthCare Corporation in the fourth quarter of 1998.

         Earnings before income taxes and cumulative effect of change in accounting principle increased by $3.1 million, or 14.4%, from $21.9 million in 1998 to $25.0 million in 1999. The provision for income taxes for 1999 was $9.9 million compared to $8.9 million in 1998, reflecting effective income tax rates of 39.7% and 40.7% for these years. Earnings before cumulative effect of change in accounting principle increased by $2.1 million, or 16.4%, to $15.1 million in 1999 from $13.0 million in 1998. The cumulative effect of change in accounting principle of $776,000 in 1998 represented the after-tax charge related to the adoption of Statement of Position No. 98-5 REPORTING ON THE COSTS OF START-UP ACTIVITIES effective January 1, 1998. Net earnings increased by $2.9 million, or 23.8%, from $12.2 million in 1998 to $15.1 million in 1999. Diluted earnings per share increased 19.8% to $1.03 from $.86 on a 2.2% increase in the weighted average shares and assumed conversions outstanding. The write-down of investments reduced net earnings per share in 1999 by $.05, while the gain on sale of marketable securities represented $.06 of net earnings per share in 1998. The cumulative effect of change in accounting principle reduced net earnings per share by $.05 in 1998 with no comparable reduction in 1999. Excluding gains/losses on investments and the cumulative effect of the change in accounting principle, diluted net earnings per share increased 27.1% from $.85 in 1998 to $1.08 in 1999. The increase in shares outstanding is attributable primarily to stock option exercises and shares issued in acquisitions, offset by a decrease in the dilutive effect of stock options resulting from a decrease in the average market price of our stock relative to the underlying exercise prices of outstanding options.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2000, we had $11.0 million in cash and current marketable securities and a current ratio, the amount of current assets divided by current liabilities, of 2.6 to 1. Working capital increased by $37.1 million to $64.2 million as of December 31, 2000, compared to $27.1 million as of December 31, 1999. The increase in working capital is primarily due to working capital from the acquisition of DiversiCare Rehab Services, Inc., working capital generated from operations, refinancing of short-term debt with long-term debt and proceeds received from the exercise of stock options.

        Net accounts receivable were $84.0 million at December 31, 2000, compared to $65.8 million at December 31, 1999. The number of days average net revenue in net receivables was 63.8 at December 31, 2000, compared to
65.6 at December 31, 1999.

         Our operating cash flows constitute our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service requirements. We expect to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. We have a $125.0 million revolving line of credit with a balance outstanding as of December 31, 2000 of $63.8 million.

         In connection with the development and implementation of additional programs, we may incur capital expenditures for equipment and deferred costs arising from advances made to hospitals for a portion of capital improvements needed to begin a program's operation.

INFLATION

         Although inflation has abated during the last several years, the rate of inflation in healthcare related services continues to exceed the rate experienced by the economy as a whole. Our management contracts typically provide for an annual increase in the fees paid to us by our clients based on increases in various inflation indices. These increases generally offset increases in costs incurred by us.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. This bulletin, which became effective on October 1, 2000, summarizes the views of the staff of the Securities and Exchange Commission on the application of generally accepted accounting principles for revenue recognition in financial statements.

         In March 2000, the Financial Accounting Standards Board released FASB Interpretation 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25. This interpretation, which became effective on July 1, 2000, clarifies the application of APB Opinion No. 25 for certain issues.

         These pronouncements did not have a material effect on our consolidated financial statements in 2000.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
RehabCare Group, Inc.:

         We have audited the accompanying consolidated balance sheets of RehabCare Group, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, cash flows and comprehensive earnings for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RehabCare Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for start-up costs on January 1, 1998.

/s/ KPMG LLP

St. Louis, Missouri
February 6, 2001

                             REHABCARE GROUP, INC.
                          Consolidated Balance Sheets
                 (dollars in thousands, except per share data)

                                                                                   DECEMBER 31,
                                                                           ---------------------------
                                                ASSETS                         2000              1999
                                                ------                         ----              ----
Current assets:
      Cash and cash equivalents                                            $    7,942        $     738
      Marketable securities, available-for-sale                                 3,025            3,019
      Accounts receivable, net of allowance for doubtful
          accounts of $5,347 and $4,577, respectively                          84,033           65,777
      Income taxes receivable                                                   3,672                -
      Deferred tax assets                                                       4,872            4,898
      Prepaid expenses and other current assets                                 1,158            1,100
                                                                           ----------        ---------
          Total current assets                                                104,702           75,532
Marketable securities, trading                                                  2,383            1,777
Equipment and leasehold improvements, net                                      12,427            7,269
Excess of cost over net assets acquired, net                                  104,782           99,020
Other                                                                           4,799            3,666
                                                                           ----------        ---------
                                                                           $  229,093        $ 187,264
                                                                           ==========        =========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------
Current liabilities:
      Current portion of long-term debt                                    $    2,868        $  13,345
      Accounts payable                                                          2,790            3,359
      Accrued salaries and wages                                               24,846           16,884
      Accrued expenses                                                         10,012           11,592
      Income taxes payable                                                          -            3,283
                                                                           ----------        ---------
      Total current liabilities                                                40,516           48,463
Deferred compensation and other long-term liabilities                           2,679            3,623
Deferred tax liabilities                                                        2,504            1,345
Long-term debt, less current portion                                           65,434           56,050
                                                                           ----------        ---------
      Total liabilities                                                       111,133          109,481
                                                                           ----------        ---------

Stockholders' equity:
      Preferred stock, $.10 par value; authorized 10,000,000 shares,
          none issued and outstanding                                               -                -
      Common stock, $.01 par value; authorized 20,000,000 shares, issued 17,409,584 shares and 15,700,566 shares as of
          December 31, 2000 and 1999, respectively                                174              157
      Additional paid-in capital                                               49,503           33,101
      Retained earnings                                                        86,022           62,488
      Less common stock held in treasury at cost,
          2,302,898 shares and 2,331,194 shares as of
          December 31, 2000 and 1999, respectively                            (17,757)         (17,975)
      Accumulated other comprehensive earnings                                     18               12
                                                                           ----------        ---------
          Total stockholders' equity                                          117,960           77,783
                                                                           ----------        ---------
                                                                           $  229,093        $ 187,264
                                                                           ==========        =========

See accompanying notes to consolidated financial statements.

                             REHABCARE GROUP, INC.
                      Consolidated Statements of Earnings
                     (in thousands, except per share data)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------
                                                                          2000              1999              1998
                                                                          ----              ----              ----
Operating revenues                                                    $  452,374       $  309,425        $  207,416
Costs and expenses:
      Operating expenses                                                 321,192          221,892           144,187
      General and administrative                                          80,120           52,315            35,932
      Depreciation and amortization                                        6,873            5,296             3,966
                                                                      ----------       ----------        ----------
           Total costs and expenses                                      408,185          279,503           184,085
                                                                      ----------       ----------        ----------
           Operating earnings                                             44,189           29,922            23,331
Interest income                                                              232              233               258
Interest expense                                                          (5,348)          (4,142)           (3,381)
Other income (expense), net                                                   24             (986)            1,667
                                                                      ----------       ----------        ----------
           Earnings before income taxes and cumulative
                 effect of change in accounting principle                 39,097           25,027            21,875
Income taxes                                                              15,563            9,929             8,901
                                                                      ----------       ----------        ----------
           Earnings before cumulative effect of
                 change in accounting principle                           23,534           15,098            12,974
Cumulative effect of change in accounting for
      start-up costs, net of tax                                               -                -              (776)
                                                                      ----------       ----------        ----------
           Net earnings                                               $   23,534       $   15,098        $   12,198
                                                                      ==========       ==========        ==========

Net earnings per common share:
      Basic:
           Earnings before cumulative effect of change in
                 accounting principle                                 $    1.62        $     1.15        $     1.05
           Cumulative effect of change in accounting for
                 start-up costs, net of tax                                   -                 -              (.06)
                                                                      ---------        ----------        ----------
           Net earnings per share                                     $    1.62        $     1.15        $      .99
                                                                      =========        ==========        ==========
      Diluted:
           Earnings before cumulative effect of change in
                 accounting principle                                 $    1.45        $     1.03        $      .91
           Cumulative effect of change in accounting for
                 start-up costs, net of tax                                   -                 -              (.05)
                                                                      ---------        ----------        ----------
           Net earnings per share                                     $    1.45        $     1.03        $      .86
                                                                      =========        ==========        ==========

See accompanying notes to consolidated financial statements.

                             REHABCARE GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                       COMMON STOCK                                            Accumulated
                                ------------------------   Additional                         other compre-      Total
                                 Issued  Treasury            paid-in   Retained     Treasury     hensive     stockholders'
                                 shares    stock  Amount     capital   earnings       stock     earnings        equity
                                 ------    -----  ------     -------   --------       -----     --------        ------
Balance, December 31, 1997      14,304     2,622   $ 143   $ 23,901    $  35,192    $(20,212)     $  736     $   39,760


Net earnings                         -         -       -          -       12,198           -           -         12,198

Issuance of common stock
  in connection with
  acquisitions                     260         -       3      2,197            -           -           -          2,200

Exercise of stock options
  (including tax benefit)          750      (291)      7      4,480            -       2,237           -          6,724

Change in unrealized gain on
  marketable securities, net
  of tax                             -         -       -          -            -           -        (726)          (726)
                                ------     -----   -----   --------    ---------    --------      ------     ----------
Balance, December 31, 1998      15,314     2,331     153     30,578       47,390     (17,975)         10         60,156


Net earnings                         -         -       -          -       15,098           -           -         15,098

Issuance of common stock
  in connection with
  acquisitions                      96         -       1        840            -           -           -            841

Exercise of stock options
  (including tax benefit)          290         -       3      1,683            -           -           -          1,686

Change in unrealized gain on
  marketable securities, net
  of tax                             -         -       -          -            -           -           2              2
                                ------     -----   -----   --------    ---------    --------      ------     ----------
Balance, December 31, 1999      15,700     2,331     157     33,101       62,488     (17,975)         12         77,783


Net earnings                         -         -       -          -       23,534           -           -         23,534

Conversion of debt                 847         -       8      5,992            -           -           -          6,000

Exercise of stock options
  (including tax benefit)          862       (28)      9     10,410            -         218           -         10,637

Change in unrealized gain on
  marketable securities, net
  of tax                             -         -       -          -            -           -           6              6
                                ------     -----   -----   --------    ---------    --------      ------     ----------
Balance, December 31, 2000      17,409     2,303   $ 174   $ 49,503    $  86,022    $(17,757)     $   18     $  117,960
                                ======     =====   =====   ========    =========    ========      ======     ==========


          See accompanying notes to consolidated financial statements.

                             REHABCARE GROUP, INC.
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                     -----------------------
                                                                                  2000         1999         1998
                                                                                  ----         ----         ----
Cash flows from operating activities:
     Net earnings                                                             $ 23,534     $ 15,098     $  12,198
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Cumulative effect of change in accounting
              for start-up costs                                                     -            -           776
         Depreciation and amortization                                           6,873        5,296         3,966
         Provision for doubtful accounts                                         3,466        2,743         1,093
         Gain on sale of marketable securities                                       -            -        (1,516)
         Income tax benefit realized on employee stock option exercises          5,505          630         2,168
         Change in assets and liabilities:
              Deferred compensation                                                178          598          (598)
              Accounts receivable, net                                         (20,249)     (18,703)       (6,666)
              Prepaid expenses and other current assets                            (70)          (3)           43
              Other assets                                                        (955)         921           161
              Accounts payable and accrued expenses                             (3,458)       3,630         1,059
              Accrued salaries and wages                                         7,511        1,507         1,990
              Income taxes                                                      (6,197)        (386)        1,049
                                                                              --------     --------     ---------
                      Net cash provided by operating activities                 16,138       11,331        15,723
                                                                              --------     --------     ---------
Cash flows from investing activities:
     Additions to equipment and leasehold improvements, net                     (7,899)      (3,002)       (1,868)
     Purchase of marketable securities                                            (778)        (671)       (1,838)
     Proceeds from sale/maturities of marketable securities                        166          134         4,363
     Cash paid in acquisition of businesses, net of cash received               (8,949)     (16,273)      (42,449)
     Deferred contract costs, net                                                 (534)        (177)         (450)
     Other, net                                                                   (979)        (736)       (1,187)
                                                                              --------     --------     ---------
                      Net cash used in investing activities                    (18,973)     (20,725)      (43,429)
                                                                              --------     --------     ---------
Cash flows from financing activities:
     Proceeds from revolving credit facility, net                               51,800       12,000            -
     Payments on long-term debt                                                (47,893)     (12,740)      (10,559)
     Proceeds from issuance of long-term debt                                        -            -        36,400
     Proceeds from issuance of notes payable                                     1,000        4,150         1,000
     Exercise of stock options                                                   5,132        1,056         4,556
                                                                              --------     --------     ---------
                      Net cash provided by financing activities                 10,039        4,466        31,397
                                                                              --------     --------     ---------
                      Net increase (decrease) in cash and cash
                             equivalents                                         7,204       (4,928)        3,691
Cash and cash equivalents at beginning of year                                     738        5,666         1,975
                                                                              --------     --------     ---------
Cash and cash equivalents at end of year                                      $  7,942     $    738     $   5,666
                                                                              ========     ========     =========

         See accompanying notes to consolidated financial statements.

                             REHABCARE GROUP, INC.
               Consolidated Statements of Comprehensive Earnings
                                 (in thousands)

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                              2000       1999       1998
                                                              ----       ----       ----
Net earnings                                               $23,534    $15,098    $12,198

Other comprehensive earnings, net of tax -
   Unrealized gains on securities:

         Unrealized holding gains arising
            during period                                        6          2        184

         Less: reclassification adjustment for
            realized gains included in net earnings              -          -       (910)
                                                           -------    -------    -------
Comprehensive earnings                                     $23,540    $15,100    $11,472
                                                           =======    =======    =======

See accompanying notes to consolidated financial statements.

                             REHABCARE GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


(1)      OVERVIEW OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         OVERVIEW OF COMPANY

         RehabCare Group, Inc. is a national provider of temporary healthcare staffing services and physical rehabilitation program management services for hospitals, nursing homes and other long-term care facilities.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         ACCOUNTING CHANGE

         The Company adopted the provisions of Statement of Position No. 98-5 ("SOP 98-5"), REPORTING ON THE COSTS OF START-UP ACTIVITIES on January 1, 1998, which requires that costs of start-up activities be expensed as incurred. Start-up activities are defined in SOP 98-5 as those one-time activities related to opening a new facility, introducing a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility or commencing a new operation. Previously, the Company capitalized these costs and amortized them over the term of the contract. The change resulted in a cumulative after-tax charge of $776,000, $.05 per diluted share, recorded in the quarter ended March 31, 1998.

         COMMON STOCK SPLIT

         On May 10, 2000, the Company's Board of Directors approved a two-for-one split of the Company's common stock in the form of a stock dividend, which was distributed on June 19, 2000, to stockholders of record as of May 31, 2000. Share and per share amounts in the consolidated financial statements and accompanying notes have been restated to reflect the split.

         CASH EQUIVALENTS AND MARKETABLE SECURITIES

         Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

         The Company classifies its debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Investments at December 31, 2000 consist of marketable equity securities, variable rate municipal bonds and money market securities. All marketable securities included in current assets are classified as available-for-sale and as such, the difference between cost and market, net of estimated taxes, is recorded as other comprehensive earnings. Gain (or loss) on such securities is not recognized in the consolidated statements of earnings until the securities are sold. All marketable securities in non-current assets are classified as trading, with all investment income, including unrealized gains (or losses) recognized in the consolidated statements of earnings.

         CREDIT RISK

         The Company provides services primarily to a geographically diverse clientele of healthcare providers throughout the United States. The Company performs ongoing credit evaluations of its clientele and does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover anticipated credit losses.

         EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Depreciation and amortization of equipment and leasehold improvements are computed on the straight-line method over the estimated useful lives of the related assets, principally: equipment - three to seven years and leasehold improvements - life of lease or life of asset, whichever is less.

         INTANGIBLE ASSETS

         Substantially all the excess of cost over net assets acquired (goodwill) relates to acquisitions and was amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill was $12.8 million and $10.0 million as of December 31, 2000 and 1999, respectively.

         The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2000.

         DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair market value of the revolving credit facility and long-term debt (including current portions thereof), approximates carrying value due to the variable rate features of the instruments. The Company believes it is not practical to estimate a fair value different from the carrying value of its subordinated debt as the instruments have numerous unique features as discussed in note 6.

         REVENUES AND COSTS

         The Company recognizes revenues and related costs from healthcare staffing assignments and physical rehabilitation program management services in the period in which services are performed. Costs related to marketing and development are expensed as incurred.

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

         NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCE STATEMENTS. This bulletin, which became effective October 1, 2000, summarized certain views of the SEC Staff on applying generally accepted accounting principles to revenue recognition in financial statements.

         In March 2000, the Financial Accounting Standards Board ("FASB") released FASB Interpretation 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25. This interpretation, which became effective on July 1, 2000, clarified the application of APB Opinion No. 25 for certain issues.

         These pronouncements did not have a material effect on the consolidated financial statements.

         RECLASSIFICATIONS

         Certain prior years' amounts have been reclassified to conform with the current year presentation.

(2)      ACQUISITIONS

         On September 15, 2000, the Company acquired DiversiCare Rehab Services, Inc., a provider of outpatient therapy to physician groups, hospitals and school systems. The aggregate purchase price paid at closing was $8.5 million consisting of $7.5 million in cash and $1.0 million in subordinated notes. The cash component of the purchase price was funded by borrowings on the Company's revolving credit facility. Goodwill of approximately $8.1 million related to the acquisition was amortized over 40 years during 2000.

         On May 20, 1999, the Company acquired Salt Lake Physical Therapy Associates, Inc. ("Salt Lake"), a provider of physical and occupational therapy and speech/language pathology through hospital contracts, a freestanding clinic and home health agencies for consideration consisting of cash, stock and subordinated notes. On June 30, 1999, the Company purchased AllStaff, Inc. ("AllStaff"), a provider of supplemental nurse staffing to healthcare providers for consideration consisting of cash, stock and subordinated notes. On December 20, 1999, the Company acquired eai Healthcare Staffing Solutions, Inc., a provider of temporary allied healthcare personnel to hospitals, managed healthcare organizations, laboratories, and physician offices for consideration consisting of cash and subordinated notes. The aggregate purchase prices for these acquisitions was $16.9 million, consisting of $11.9 million in cash, 96,866 shares of stock, and $4.2 million in subordinated notes. Additional consideration of $105,000 was paid to the former stockholders of Salt Lake in August 2000, based upon the attainment of certain financial goals. Additional consideration of up to $1.8 million may be paid to the former stockholders of Salt Lake contingent upon the attainment of certain financial goals over the next two years. Additional consideration of $286,000 was paid to the former stockholders of AllStaff contingent upon the attainment of a minimum target growth in gross profit for the twelve-month period ended June 30, 2000. The cash component of the purchase prices was funded by the Company's working capital plus additional borrowings on its bank credit facility. Goodwill of approximately $15.7 million related to the acquisitions was amortized over 40 years during 2000 and 1999.

         On July 31, 1998, the Company acquired Rehabilitative Care Systems of America, Inc. ("RCSA"), a provider of program outpatient therapy, for consideration consisting of cash and stock. On August 17, 1998, the Company acquired StarMed Staffing, Inc. ("StarMed"), a provider of nurse staffing, and certain related entities for cash from Medical Resources, Inc. On September 9, 1998, the Company acquired Therapeutic Systems, Ltd., a provider of contract therapy, for consideration consisting of cash, stock and notes. The aggregate purchase prices for these acquisitions was $41.2 million, consisting of $38.0 million in cash, 260,852 shares of stock and $1.0 million in subordinated notes. An additional $2.0 million in cash consideration in the purchase of StarMed has been deferred until certain contingencies expire and is held by a third-party escrow agent. Additional consideration of $202,000 was paid in 1999 to the former stockholders of RCSA, based upon the retention of clients. The cash component of the purchase price was funded by an increase in the Company's bank credit facility. Goodwill of approximately $32.0 million related to the acquisitions was amortized over 40 years during 2000, 1999 and 1998.

         Each of the acquisitions has been accounted for by the purchase method of accounting, whereby the operating results of the acquired entity are included in the Company's results of operations commencing on the respective closing dates of acquisition.

         The following unaudited pro forma financial information assumes the acquisitions occurred as of January 1, 1999. This information is not necessarily indicative of results of operations that would have occurred had the purchases actually been made as of January 1, 1999.

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                             2000          1999
                                                             ----          ----
                                                   (in thousands, except per share data)
         Operating revenues                                $457,945      $342,675
         Net earnings                                        23,955        15,638
         Net earnings per common and common
            equivalent share:
                    Basic                                      1.64          1.18
                    Diluted                                    1.47          1.07

(3)      MARKETABLE SECURITIES

         Current marketable securities at December 31, 2000 consist primarily of variable rate municipal bonds. Noncurrent marketable securities consist primarily of marketable equity securities ($1.7 million and $1.2 million at December 31, 2000 and 1999, respectively) and money market securities ($686,000 and $554,000 at December 31, 2000 and 1999, respectively) held in trust under the Company's deferred compensation plan.

(4)      ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Activity in the allowance for doubtful accounts is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                        2000           1999         1998
                                                        ----           ----         ----
                                                                 (in thousands)
            Balance at beginning of year               $4,577        $ 3,404       $1,338
            Provisions for doubtful accounts            3,466          2,743        1,093
            Allowance related to acquisitions             471            111        1,720
            Accounts written off                       (3,167)        (1,681)        (747)
                                                       ------        -------       ------
            Balance at end of year                     $5,347        $ 4,577       $3,404
                                                       ======        =======       ======

(5)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements, at cost, consist of the following:

                                                                          DECEMBER 31,
                                                                       ------------------
                                                                       2000         1999
                                                                       ----         -----
                                                                         (in thousands)
            Equipment                                                $20,387       $12,839
            Leasehold improvements                                     1,513           687
                                                                     -------       -------
                                                                      21,900        13,526
            Less accumulated depreciation and amortization             9,473         6,257
                                                                     -------       -------
                                                                     $12,427       $ 7,269
                                                                     =======       =======

(6)      LONG-TERM DEBT


         Long-term debt consists of the following:                                      DECEMBER 31,
                                                                                      ----------------
                                                                                      2000        1999
                                                                                      ----        ----
         BANK DEBT:                                                                    (in thousands)
         Revolving credit facility - maturing and payable in full on
           August 28, 2005 (weighted-average rate of 8.8% at
           December 31, 2000)                                                        $63,800     $     -

         Term facility - repaid on August 29, 2000                                         -      45,891

         Revolving credit facility - repaid on August 29, 2000                             -      12,000

         SUBORDINATED DEBT:
         Notes payable, 6.25% - converted on February 14, 2000 to common stock             -       6,000

         Note payable, 8% - repaid in full in 2000                                         -         136

         Notes payable, 7% - maturing and payable in full on June 30, 2001               250         500

         Notes payable, 6% - maturing and payable in full on July 20, 2001                50         100

         Note payable, 8% - maturing and payable in full on August 15, 2001              118         118

         Notes payable, 7% - maturing and payable in full on September 15, 2001        1,000           -

         Note payable, 8% - maturing and payable in full on December 20, 2001          1,450       2,900

         Notes payable, 8% - maturing and payable in full on September 9, 2002         1,000       1,000

         Notes payable, 6.5% - maturing and payable in full on May 20, 2003              634         750
                                                                                     -------     -------
                                                                                      68,302      69,395

         Less current portion                                                          2,868      13,345
                                                                                     -------     -------
         Total long-term debt                                                        $65,434     $56,050
                                                                                     =======     =======

         Effective August 29, 2000, the Company consummated a $125.0 million five-year revolving credit facility, replacing its existing $90.0 million term and revolving credit facility. The interest rates are set based on either a base rate plus from 0.50% to 1.75% or a Eurodollar rate plus from 1.50% to 2.75%. The base rate is the higher of the Federal Funds Rate plus
 .50% or the Prime Rate. The Eurodollar rate is defined as (a) the Interbank Offered Rate divided by (b) 1 minus the Eurodollar Reserve Requirement. The Company pays a fee on the unused portion of the commitment from 0.375% to 0.50%. The interest rates and commitment fees vary depending on the ratio of the Company's indebtedness, net of cash and marketable securities, to cash flow. Borrowings under the agreement are secured primarily by the Company's assets and future income and profits. The loan agreement requires the Company to meet certain financial covenants including maintaining minimum net worth and fixed charge coverage ratios. The average outstanding borrowings under the revolving credit facilities for 2000, 1999 and 1998 were $20.0 million, $1.7 million and $3.5 million at weighted-average interest rates of 8.6%, 7.5% and 7.0% per annum, respectively.

         On February 14, 2000, the $6.0 million convertible subordinated notes payable to the former shareholders of Healthcare Staffing Solutions, Inc. were converted into Company common stock. The conversion price was $7.08 per share, resulting in the issuance of 847,052 shares of Company common stock. This transaction had no effect on diluted earnings per share.

         The scheduled principal payments of long-term debt at December 31, 2000 are as follows: $2.9 million in 2001, $1.0 million in 2002, $0.6 million in 2003, $0 in 2004 and $63.8 million in 2005. Interest paid for 2000, 1999 and 1998 was $5.3 million, $3.8 million and $3.6 million, respectively.

(7)      STOCKHOLDERS' EQUITY

         The Company has various long-term performance plans for the benefit of employees and nonemployee directors. Under the plans, employees may be granted incentive stock options or nonqualified stock options and nonemployee directors may be granted nonqualified stock options. Certain of the plans also provide for the granting of stock appreciation rights, restricted stock, performance awards, or stock units. Stock options may be granted for a term not to exceed 10 years (five years with respect to a person receiving incentive stock options who owns more than 10% of the capital stock of the Company) and must be granted within 10 years from the adoption of the respective plan. The exercise price of all stock options must be at least equal to the fair market value (110% of fair market value for a person receiving an incentive stock option who owns more than 10% of the capital stock of the Company) of the shares on the date of grant. Except for options granted to nonemployee directors which become fully exercisable after six months and options granted to management that become exercisable after achievement of certain stock prices, all remaining stock options become fully exercisable after four years from date of grant. At December 31, 2000, 1999 and 1998, a total of 1,841,116, 2,085,676 and 553,238 shares, respectively, were available for future issuance under the plans.

         The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $15.20, $4.88 and $4.28 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000 - expected dividend yield 0%, volatility of 55%, risk free interest rate of 5.0% and an expected life of 4 to 6 years; 1999 - expected dividend yield 0%, volatility of 45%, risk free interest rate of 6.5% and an expected life of 5 to 7 years; 1998 - expected dividend yield 0%, volatility of 40%, risk-free interest rate of 4.7% and an expected life of 4 to 7 years.

         The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its long-term performance and stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                            Year Ended December 31,
                                                                  ------------------------------------------
                                                                    2000              1999              1998
                                                                    ----              ----              ----
                                                                     (in thousands, except per share data)
         Net earnings:                  As reported               $23,534          $15,098           $12,198
                                        Pro forma                  21,379           13,407            10,546

         Basic earnings per share:      As reported                  1.62             1.15               .99
                                        Pro forma                    1.47             1.02               .85

         Diluted earnings per share:    As reported                  1.45             1.03               .86
                                        Pro forma                    1.32              .92               .74

         In accordance with SFAS 123, the pro forma net earnings reflects only options granted subsequent to February 1995 and does not reflect the full impact of calculating compensation cost for stock options granted prior to March 1995 that vested in 1999 and 1998.

         A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years then ended is presented below:

                                      2000                         1999                        1998
                                      ----                         ----                        ----
                                        Weighted-Average             Weighted-Average             Weighted-Average
                                Shares   Exercise Price      Shares   Exercise Price     Shares    Exercise Price
                                ------   --------------      ------   --------------     ------    --------------
Outstanding at
    beginning of year        3,890,698         $ 7.30      3,540,298        $6.63      3,851,618      $  5.50
Granted                        457,600          28.76        848,700         9.06      1,667,392         7.77
Exercised                     (869,019)          5.70       (288,992)        4.70     (1,039,696)        4.38
Forfeited                     (216,304)          8.81       (209,308)        6.86       (939,016)       13.08
                             ----------                    ----------                 -----------
Outstanding at
    end of year              3,262,975          10.62      3,890,698         7.30      3,540,298         6.63
                             =========                     =========                   =========
Options exercisable at
    end of year              2,199,037                     1,968,410                   2,123,512
                             =========                     =========                   =========


         The following table summarizes information about stock options outstanding at December 31, 2000:

                                   Options Outstanding                              Options Exercisable
                     ---------------------------------------------------      ---------------------------------
                                     Weighted-Average
       Range of         Number          Remaining       Weighted-Average          Number       Weighted-Average
   Exercise Prices   Outstanding     Contractual Life    Exercise price        Exercisable      Exercise price
   ---------------   -----------     ----------------    --------------        -----------      --------------
$    2.42 -  4.50       629,673          2.9 years          $ 4.24               626,537            $ 4.27
     5.33 -  8.97       770,529          6.1                  9.22               622,404              5.90
     9.22 - 12.94     1,518,173          8.0                 10.14               950,096              9.38
    20.16 - 42.75       344,600          9.7                 34.05                     -                 -
                      ---------                                                ---------
     2.42 - 42.75     3,262,975          6.7                 10.62             2,199,037              7.41
                      =========                                                =========

         The Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (the "Rights") for each share of the Company's common stock owned as of October 1, 1992, and for each share of the Company's common stock issued until the Rights become exercisable. Each Right, when exercisable, will entitle the registered holder to purchase from the Company one thirty-third of a share of the Company's Series A junior participating preferred stock, $.10 par value (the "Series A preferred stock"), at a price of $17.50 per one thirty-third of a share. The Rights are not exercisable and are transferable only with the Company's common stock until the earlier of 10 days following a public announcement that a person has acquired ownership of 15% or more of the Company's outstanding common stock, or the commencement or announcement of a tender offer or exchange offer, the consummation of which would result in the ownership by a person of 15% or more of the Company's outstanding common stock. The Series A preferred stock will be nonredeemable and junior to any other series of preferred stock that the Company may issue in the future. Each share of Series A preferred stock, upon issuance, will have a preferential dividend in an amount equal to the greater of $1.00 per share or 100 times the dividend declared per share of the Company's common stock. In the event of the liquidation of the Company, the Series A preferred stock will receive a preferred liquidation payment equal to the greater of $100 or 100 times the payment made on each share of the Company's common stock. Each one thirty-third of a share of Series A preferred stock outstanding will have one vote on all matters submitted to the stockholders of the Company and will vote together as one class with the holders of the Company's common stock.

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

(8)      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                Year Ended December 31,
                                                                         -------------------------------------
        Numerator:                                                          2000          1999         1998
                                                                            ----          ----         ----
                                                                         (in thousands, except per share data)
        Numerator for basic earnings per share -
             earnings available to common stockholders
             (net earnings)                                              $23,534       $15,098      $12,198

        Effect of dilutive securities - after-tax interest on
             convertible subordinated promissory notes                        28           225          225
                                                                         -------       -------      -------
        Numerator for diluted earnings per share -
             earnings available to common stockholders
             after assumed conversions                                   $23,562       $15,323      $12,423
                                                                         =======       =======      =======

        Denominator:

        Denominator for basic earnings per share -
             weighted-average shares outstanding                          14,563        13,144       12,368

        Effect of dilutive securities:
             Stock options                                                 1,705           823        1,169

             Convertible subordinated promissory notes                         -           847          847

             Contingently issuable shares                                      -             -          106
                                                                         -------       -------      -------
        Denominator for diluted earnings per share -
             adjusted weighted-average shares and assumed
             conversions                                                  16,268        14,814       14,490
                                                                         =======       =======      =======
        Basic earnings per share                                         $  1.62       $  1.15      $   .99
                                                                         =======       =======      =======

        Diluted earnings per share                                       $  1.45       $  1.03      $   .86
                                                                         =======       =======      =======

(9)      EMPLOYEE BENEFITS

         The Company has an Employee Savings Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. Employees who attain the age of 21 and complete twelve consecutive months of employment with a minimum of 1,000 hours worked are eligible to participate in the plan. Each participant may contribute from 2% to 20% of his or her annual compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is nondiscriminatory. Contributions made by the Company to the Employee Savings Plan were at rates of up to 50% of the first 4% of employee contributions. Expense in connection with the Employee Savings Plan for 2000, 1999 and 1998 totaled $1,078,000, $817,000 and $681,000, respectively.

         The Company maintains a nonqualified deferred compensation plan for certain employees. Under the plan, participants may defer up to 100% of their base cash compensation. The amounts are held by a trust in designated investments and remain the property of the Company until distribution. At

December 31, 2000 and 1999, $2.2 million and $1.8 million, respectively, were payable under the nonqualified deferred compensation plan and approximated the value of the trust assets owned by the Company.

(10)     LEASE COMMITMENTS

         The Company leases office space and certain office equipment under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases, as of December 31, 2000, that have initial or remaining lease terms in excess of one year total approximately $3.7 million for 2001, $3.1 million for 2002, $2.4 million for 2003, $2.1 million for 2004 and $1.5 million for 2005. Rent expense for 2000, 1999 and 1998 was approximately $3.7 million, $2.3 million and $1.2 million, respectively.

(11)     INCOME TAXES

         Income taxes consist of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                       -----------------------------------
                                                          2000          1999          1998
                                                          ----          ----          ----
                                                                  (in thousands)
          Federal - current                            $12,675        $9,707        $7,922
          Federal - deferred                             1,045        (1,026)           42
          State                                          1,843         1,248           937
                                                       -------        ------        ------
                                                       $15,563        $9,929        $8,901
                                                       =======        ======        ======
          Deferred tax liability recorded in
                stockholders' equity                   $     7        $    5        $    4
                                                       =======        ======        ======

         A reconciliation between expected income taxes, computed by applying the statutory Federal income tax rate of 35% to earnings before income taxes, and actual income tax is as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                   2000           1999           1998
                                                                   ----           ----           ----
                                                                           (in thousands)
          Expected income taxes                                 $13,684         $8,759         $7,656
          Tax effect of interest income from municipal
              bond obligations exempt from Federal taxation         (47)           (46)           (65)
          State income taxes, net of Federal
              income tax benefit                                  1,198            792            609
          Tax effect of amortization expense
              not deductible for tax purposes                       398            295            261
          Other, net                                                330            129            440
                                                                -------         ------         ------
                                                                $15,563         $9,929         $8,901
                                                                =======         ======         ======

         The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

                                                                                             DECEMBER 31,
                                                                                       ---------------------
                                                                                        2000            1999
                                                                                        ----            ----
              Deferred tax assets:                                                          (in thousands)
                  Provision for doubtful accounts                                      $1,305          $  926
                  Accrued insurance, bonus and
                      vacation expense                                                  4,555           4,503
                  Other                                                                 1,185           1,395
                                                                                       ------          ------
                                                                                        7,045           6,824
                                                                                       ------          ------
              Deferred tax liabilities:
                  Goodwill amortization                                                 3,314           2,453
                  Other                                                                 1,363             818
                                                                                       ------          ------
                                                                                        4,677           3,271
                                                                                       ------          ------
                  Net deferred tax asset                                               $2,368          $3,553
                                                                                       ======          ======

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

         Income taxes paid by the Company for 2000, 1999 and 1998 were $13.0 million, $10.5 million and $6.5 million, respectively.

(12)     INDUSTRY SEGMENT INFORMATION

         The Company operates in two product line segments that are managed separately based on fundamental differences in operations: temporary healthcare staffing services and physical rehabilitation program management services. Physical rehabilitation program management services include inpatient programs (including acute rehabilitation and skilled nursing units), outpatient programs and contract therapy programs. All of the Company's services are provided in the United States. Summarized information about the Company's operations in each industry segment is as follows:

                                                  Revenues from
                                              Unaffiliated Customers                         Operating Earnings
                                        ---------------------------------------      ------------------------------------
                                                  (in thousands)                               (in thousands)
                                            2000            1999           1998         2000           1999          1998
                                            ----            ----           ----         ----           ----          ----
    Healthcare staffing                 $260,100        $148,180        $65,365      $14,822        $ 5,228       $ 2,106
    Program management:
       Inpatient units                   119,963         116,497        111,645       18,296         18,123        16,763
       Outpatient programs                42,332          30,677         16,484        7,450          6,238         1,833
       Contract therapy                   29,979          14,071         13,922        3,621            333         2,629
                                        --------        --------       --------      -------        -------       -------
           Total                        $452,374        $309,425       $207,416      $44,189        $29,922       $23,331
                                        ========        ========       ========      =======        =======       =======

                                                   Total Assets                         Depreciation and Amortization
                                         -------------------------------------         ----------------------------------
                                                  (in thousands)                              (in thousands)
                                             2000           1999          1998           2000          1999          1998
                                             ----           ----          ----           ----          ----          ----
    Healthcare staffing                  $109,911        $92,795       $67,484         $2,813        $1,959        $1,208
    Program management:
       Inpatient units                     66,194         53,822        56,781          2,861         2,460         2,279
       Outpatient programs                 30,064         20,895        11,842            809           498           251
       Contract therapy                    22,924         19,752        20,763            390           379           228
                                         --------       --------      --------         ------        ------        ------
           Total                         $229,093       $187,264      $156,870         $6,873        $5,296        $3,966
                                         ========       ========      ========         ======        ======        ======

                                                  Capital Expenditures
                                           --------------------------------
                                                     (in thousands)
                                             2000           1999       1998
                                             ----           ----       ----
    Healthcare staffing                    $3,703         $1,733     $  612
    Program management:
       Inpatient units                      3,931          1,217      1,398
       Outpatient programs                     63             51         73
       Contract therapy                       202             42         20
                                           ------         ------     ------
           Total                           $7,899         $3,043     $2,103
                                           ======         ======     ======

(13)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                              QUARTER ENDED
                                                     -----------------------------------------------------------
                   2000                              DECEMBER 31      SEPTEMBER 30        JUNE 30       MARCH 31
                   ----                              -----------      -----------         -------       --------
                                                                  (in thousands, except per share data)
         Operating revenues                           $122,900           $115,820        $107,721       $105,933
         Operating earnings                             12,014             11,150          10,438         10,587
         Earnings before income taxes                   10,586             10,002           9,189          9,320
         Net earnings                                    6,372              6,007           5,544          5,611
         Net earnings per common share:
              Basic                                        .42                .41             .38            .41
              Diluted                                      .38                .36             .35            .37

                                                                              QUARTER ENDED
                                                     -----------------------------------------------------------
                   1999                              DECEMBER 31      SEPTEMBER 30        JUNE 30       MARCH 31
                   ----                              -----------      ------------        -------       --------
                                                                  (in thousands, except per share data)
         Operating revenues                            $86,902            $79,663         $73,675        $69,185
         Operating earnings                              8,139              7,991           7,104          6,688
         Earnings before income taxes                    6,132              7,021           6,188          5,686
         Net earnings                                    3,710              4,233           3,725          3,430
         Net earnings per common share:
              Basic                                        .28                .32             .28            .26
              Diluted                                      .25                .29             .26            .24

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

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         Certain information regarding our directors and executive officers is included in our Proxy Statement for the 2001 Annual Meeting of Stockholders under the captions "Item 1 - Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

         The following table sets forth the name, age and position of each of our executive officers. There is no family relationship between any of the following individuals.


NAME                                          AGE                                POSITION
----                                          ---     ------------------------------------------------------------
Alan C. Henderson...................          55      President, Chief Executive Officer and Director
Maurice Arbelaez....................          44      President, Staffing
Gregory F. Bellomy..................          44      President, Contract Therapy
Tom E. Davis........................          51      President, Inpatient
Gregory J. Eisenhauer...............          42      Senior Vice President, Chief Financial Officer and Secretary
Alfred J. Howard....................          48      President, Outpatient
Hickley M. Waguespack...............          57      Executive Vice President, Customer Service and Retention

         The following paragraphs contain biographical information about our directors and executive officers.

         ALAN C. HENDERSON has been President and Chief Executive Officer and a director of our company since 1998. Prior to becoming President and Chief Executive Officer, Mr. Henderson was Executive Vice President, Chief Financial Officer and Secretary of our company from 1991 through May 1998. Mr. Henderson also serves as a director of General American Capital Corp.

         MAURICE ARBELAEZ has been President of our staffing division since April 1999 and was Senior Vice President, Operations from August 1994 to April 1999.

         GREGORY F. BELLOMY has been President of our contract therapy division since September 1998. Prior to joining our company, Mr. Bellomy served in various capacities, including Division President, Division Vice President and Area General Manager at TheraTx Incorporated from 1992 to 1997, at which time TheraTx Incorporated was acquired by Vencor Incorporated. Mr. Bellomy was National Director of Vencare Ancillary Services for Vencor Incorporated until he joined our company.

         TOM E. DAVIS has been President of our inpatient division since January 1998. Mr. Davis joined our company in January 1997 as Senior Vice President, Operations. Prior to joining our company, Mr. Davis was Group Vice President for Quorum Health Resources, LLC from January 1990 to January 1997.

         GREGORY J. EISENHAUER has been Senior Vice President, Chief Financial Officer and Secretary of our company since September 2000. Mr. Eisenhauer joined our company in 1993 and has served in various management positions with our company, including Vice President, Finance; Vice President, Outpatient Operations; Senior Vice President, Acquisitions; and Senior Vice President, Finance.

         ALFRED J. HOWARD has been President of our outpatient division since August 1996. Prior to joining our company, he served as President of the Eastern Operations for Pacific Rehabilitation and Sports Medicine from October 1993 to August 1996.

         HICKLEY M. WAGUESPACK has been Executive Vice President, Customer Service and Retention of our company since January 1998. Prior to his current position with our company, Mr. Waguespack served as Chief Operating Officer of our company from March 1995 through December 1997 and as Senior Vice President, Operations of our company from June 1991 until February 1995.


ITEM 11.      EXECUTIVE COMPENSATION


         Information regarding executive compensation is included in our Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Compensation of Executive Officers" and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT


         Information regarding security ownership of certain beneficial owners and management is included in our Proxy Statement for the 2001 Annual Meeting of Stockholders under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership by Management" and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Not applicable.

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K


         (a) The following documents are filed as part of this Annual Report on Form 10-K:

                (1) Financial Statements

                    Independent Auditors' Report

                    Consolidated Balance Sheets as of December 31, 2000 and 1999

                    Consolidated Statements of Earnings for the years ended
                       December 31, 2000, 1999 and 1998

                    Consolidated Statements of Stockholders' Equity for the
                       years ended December 31, 2000, 1999 and 1998

                    Consolidated Statements of Cash Flows for the years ended
                       December 31, 2000, 1999 and 1998

                    Consolidated Statements of Comprehensive Earnings for the
                       years ended December 31, 2000, 1999 and 1998

                    Notes to Consolidated Financial Statements

                (2) Financial Statement Schedules:
                           None

                (3) Exhibits:

                    See Exhibit Index on page 50 of this Annual Report on Form 10-K.

         (b)    Reports on Form 8-K


        No reports on Form 8-K were filed by the Registrant during the three months ended December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2001
                                       REHABCARE GROUP, INC.
                                       (Registrant)


                                       By: /s/ ALAN C. HENDERSON
                                           ---------------------
                                           Alan C. Henderson
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                                       TITLE                               DATED
---------                                       -----                               -----


/s/ ALAN C. HENDERSON                           President, Chief Executive          February 28, 2001
--------------------------------------          Officer and Director
Alan C. Henderson
(Principal Executive Officer)

/s/ GREGORY J. EISENHAUER                       Senior Vice President,              February 28, 2001
--------------------------------------          Chief Financial Officer and
Gregory J. Eisenhauer                           Secretary
(Principal Financial Officer)

/s/ JAMES M. DOUTHITT                           Senior Vice President and           February 28, 2001
--------------------------------------          Chief Accounting Officer
James M. Douthitt
(Principal Accounting Officer)

/s/ WILLIAM G. ANDERSON                         Director                            February 28, 2001
--------------------------------------
William G. Anderson

/s/ RICHARD E. RAGSDALE                         Director                            February 28, 2001
--------------------------------------
Richard E. Ragsdale

/s/ JOHN H. SHORT                               Director                            February 28, 2001
--------------------------------------
John H. Short

/s/ H. EDWIN TRUSHEIM                           Director                            February 28, 2001
--------------------------------------
H. Edwin Trusheim

/s/ COLLEEN CONWAY-WELCH                        Director                            February 28, 2001
--------------------------------------
Colleen Conway-Welch

/s/ THEODORE M. WIGHT                           Director                            February 28, 2001
--------------------------------------
Theodore M. Wight

                                  EXHIBIT INDEX


3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference)

3.2    Certificate of Amendment of Certificate of Incorporation (filed as
       Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995 and incorporated herein by reference)

3.3 Bylaws (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference)

4.1 Rights Agreement, dated September 21, 1992, by and between the Registrant and Boatmen's Trust Company (filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed September 24, 1992 and incorporated herein by reference)

10.1 1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.2 Form of Stock Option Agreement (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.3 Employment Agreement with Alan C. Henderson, dated May 1, 1991 (filed as Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, dated June 19, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.4 Form of Termination Compensation Agreement for Alan C. Henderson (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *

10.5 Form of Termination Compensation Agreement for other executive officers (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *

10.6 Supplemental Bonus Plan (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *

10.7 Deferred Profit Sharing Plan (filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *

10.8 RehabCare Executive Deferred Compensation Plan (filed as Exhibit 10.12 to the Registrant's Report on Form 10-K, dated May 27, 1994, and incorporated herein by reference) *

10.9 RehabCare Directors' Stock Option Plan (filed as Appendix A to Registrant's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders and incorporated herein by reference) *

10.10 Amended and Restated 1996 Long-Term Performance Plan (filed as Appendix A to Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference) *

10.11 RehabCare Group, Inc. 1999 Non-Employee Director Stock Plan (filed as Appendix B to Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference) *

10.12 Credit Agreement, dated as of August 29, 2000, by and among RehabCare Group, Inc., as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, and First National Bank, Firstar Bank, N.A., Bank of America, N.A., First Union Securities, Inc., and Banc of America Securities, LLC (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.13 Pledge Agreement, dated as of August 29, 2000, by and among RehabCare Group, Inc. and Subsidiaries, as pledgors, and Bank of America, N.A., as collateral agent, for the holders of the Secured Obligations (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.14 Security Agreement, dated as of August 29, 2000, by and among RehabCare Group, Inc. and Subsidiaries, as grantors, and Bank of America, N.A., as collateral agent, for the holders of the Secured Obligations (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

13.1 Those portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 included in response to Items 5 and 6 of this Annual Report on Form 10-K

21.1   Subsidiaries of the Registrant

23.1   Consent of KPMG LLP

-------------------------
* Management contract or compensatory plan or arrangement.