Form 10-Q
period 2001-03-31
REHABCARE GROUP INC
filed 2001-05-09
CIK 812191

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


                                     FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2001
                                                  --------------

                          Commission File Number 0-19294
                                                 -------


                               REHABCARE GROUP, INC.
                               ---------------------
              (Exact name of Registrant as specified in its charter)

          Delaware                                    51-0265872
-------------------------------         -------------------------------------
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

                        Yes    X                 No
                             -----                   -----


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                             Outstanding at May 7, 2001
--------------------------------------            --------------------------
Common Stock, par value $.01 per share                    16,985,356


                                    1 of 14

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        March 31, 2001 (unaudited) and December 31, 2000                   3

      Condensed consolidated statements of earnings for the three
        months ended March 31, 2001 and 2000 (unaudited)                   4

      Condensed consolidated statements of cash flows for the
        three months ended March 31, 2001 and 2000 (unaudited)             5

      Notes to condensed consolidated financial statements (unaudited)     6

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  9

Part II. - Other Information

   Item 4. - Submission of matters to Security Holders                    12

   Item 6. - Exhibits and Reports on Form 8-K                             13

   Signatures                                                             14





                                    2 of 14

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements
-----------------------------------------------------

                              REHABCARE GROUP, INC.
                      Condensed Consolidated Balance Sheets
                  (dollars in thousands, except per share data)


                                                       March 31,   December 31,
                                                         2001         2000
                                                         ----         ----
Assets:                                               (unaudited)
Current assets:
    Cash and cash equivalents                         $  8,758        7,942
    Marketable securities, available-for-sale            3,025        3,025
    Accounts receivable, net of allowance for doubtful
      accounts of $5,433 and $5,347, respectively       89,005       84,033
   Income taxes receivable                                  --        3,672
    Deferred tax assets                                  6,464        4,872
    Prepaid expenses and other current assets            1,354        1,158
                                                       -------      -------
      Total current assets                             108,606      104,702
Marketable securities, trading                           2,865        2,383
Equipment and leasehold improvements, net               14,161       12,427
Excess of cost over net assets acquired, net           103,945      104,782
Other                                                    4,869        4,799
                                                       -------      -------
                                                      $234,446      229,093
                                                       =======      =======
Liabilities and Stockholders' Equity:
Current liabilities:
    Current portion of long-term debt                 $  2,868        2,868
    Accounts payable                                     2,400        2,790
    Accrued salaries and wages                          24,465       24,846
    Accrued expenses                                    11,316       10,012
    Income taxes payable                                 1,539           --
                                                       -------      -------
      Total current liabilities                         42,588       40,516
Deferred compensation and other long-term
   liabilities                                           3,170        2,679
Deferred tax liabilities                                 2,537        2,504
Long-term debt, less current portion                     5,334       65,434
                                                       -------      -------
      Total liabilities                                 53,629      111,133
                                                       -------      -------

Stockholders' equity:
   Preferred stock, $.10 per value,
      10,000,000 shares, none issued and outstanding        --           --
    Common stock, $.01 par value; authorized 20,000,000
      shares, issued 19,277,757 and 17,409,584 shares,
      respectively                                         193          174
    Additional paid-in capital                         105,163       49,503
    Retained earnings                                   93,200       86,022
    Less common stock held in treasury at cost,
      2,302,898 shares                                 (17,757)     (17,757)
    Accumulated other comprehensive earnings                18           18
                                                       -------      -------
      Total stockholders' equity                       180,817      117,960
                                                       -------      -------
                                                      $234,446      229,093
                                                       =======      =======

      See accompanying notes to condensed consolidated financial statements.

                                    3 of 14

                              REHABCARE GROUP, INC.
                  Condensed Consolidated Statements of Earnings
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                           2001       2000
                                                           ----       ----
Operating revenues                                   $  130,724    105,933
Costs and expenses:
   Operating expenses                                    93,033     75,244
   General and administrative                            22,527     18,586
   Depreciation and amortization                          2,122      1,516
                                                        -------    -------
     Total costs and expenses                           117,682     95,346
                                                        -------    -------
     Operating earnings                                  13,042     10,587
Interest income                                              62         49
Interest expense                                         (1,186)    (1,324)
Other income                                                  9          8
                                                        -------    -------
Earnings before income taxes                             11,927      9,320
Income taxes                                              4,749      3,709
                                                        -------    -------
     Net earnings                                    $    7,178      5,611
                                                        =======    =======

Net earnings per common share:
     Basic                                           $      .47        .41
                                                        =======    =======
     Diluted                                         $      .42        .37
                                                        =======    =======
Weighted average number of
   common shares outstanding:
     Basic                                           $   15,434     13,850
                                                        =======    =======
     Diluted                                         $   17,014     15,366
                                                        =======    =======



     See accompanying notes to condensed consolidated financial statements.

                                    4 of 14

                              REHABCARE GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                             2001       2000
                                                             ----       ----
Cash flows from operating activities:
   Net earnings                                          $  7,178      5,611
   Adjustments to reconcile net earnings to net
     cash provided by (used in)operating activities:
        Depreciation and amortization                       2,122      1,516
        Provision for losses on accounts receivable           929        992
        Income tax benefit realized on employee
           stock option exercises                           4,001        250
        Change in assets and liabilities:
           Deferred compensation                              491        (48)
           Accounts receivable, net                        (5,901)   (14,071)
           Prepaid expenses and other current assets         (196)       201
           Other assets                                        (1)      (320)
           Accounts payable and accrued expenses              914     (1,229)
           Accrued salaries and wages                        (381)       774
           Income taxes payable and deferred                3,652        891
                                                           ------      -----
               Net cash provided by (used in)              12,808     (5,433)
                                                           ------      -----
                  operating activities

Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net  (2,668)    (1,516)
   Purchase of marketable securities                         (591)      (489)
   Deferred contract costs                                    (34)      (334)
   Proceeds from sale/maturities of investments               109        133
   Other                                                     (386)      (355)
                                                           ------      -----
               Net cash used in investing activities       (3,570)    (2,561)
                                                           ------      -----

Cash flows from financing activities:
   Proceeds from (repayments to) revolving
      credit facility, net                                (60,100)    10,900
   Proceeds from sale of common stock, net                 49,581         --
   Payments on long-term debt                                  --     (2,909)
   Exercise of stock options                                2,097        228
                                                           ------      -----
               Net cash provided by (used in)
                  financing activities                     (8,422)     8,219
                                                           ------      -----

               Net increase in cash and
                  cash equivalents                            816        225

Cash and cash equivalents at beginning of period            7,942        738
                                                           ------      -----

Cash and cash equivalents at end of period               $  8,758        963
                                                           ======      =====

       See accompanying notes to condensed consolidated financial statements.

                                    5 of 14

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

Note 1. - Basis of Presentation
-------------------------------

The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation.

The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference is made to the Company's audited consolidated financial statements and the related notes as of December 31, 2000 and 1999 and for each of the years in the three year period ended December 31, 2000, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of our accounting policies.

Note 2. - Publicly Underwritten Equity Offering
-----------------------------------------------

On March 20, 2001, the Company issued and sold 1,455,000 shares of its common stock in a publicly underwritten equity offering. The net proceeds from this transaction of $49.6 million were used to reduce the Company's outstanding balance on its revolving credit facility. As part of this transaction, certain shareholders of the Company sold 270,000 shares of common stock.

                                    6 of 14

Note 3. - Earnings per Share
----------------------------

The following table sets forth the computation of basic and diluted earnings per share:
                                                           Three Months Ended
                                                                 March 31,
                                                              2001      2000
                                                              ----      ----
                                                          (in thousands, except
                                                              per share data)
Numerator:

Numerator for basic earnings
   per share - earnings available
   to common stockholders
   (net earnings)                                        $    7,178       5,611

Effect of dilutive securities -
   after-tax interest on convertible
   subordinated promissory notes                                 --          28
                                                              -----       -----

Numerator for diluted earnings per
   share - earnings available to
   common stockholders after assumed
   conversions                                           $    7,178       5,639
                                                             ======      ======

Denominator:

Denominator for basic earnings per
   share - weighted-average shares
   outstanding                                               15,434      13,850

Effect of dilutive securities:
   Stock options                                              1,580       1,098
   Convertible subordinated
      promissory notes                                           --         418
                                                             ------      ------

Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions                            17,014      15,366
                                                             ======      ======

Basic earnings per share                                 $      .47         .41
                                                             ======      ======

Diluted earnings per share                               $      .42         .37
                                                             ======      ======


                                    7 of 14

Note 4. - Industry Segment Information
--------------------------------------

The Company operates in two product lines that are managed separately based on fundamental differences in operations: temporary healthcare staffing services and physical rehabilitation program management services. Physical rehabilitation program management includes inpatient programs (including acute rehabilitation and skilled nursing units), outpatient therapy programs, and contract therapy programs. All of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months ended March 31, 2001 and 2000 in each industry segment is as follows:

                                                      Three Months Ended
                                                           March 31,
                                                         2001     2000
                                                         ----     ----
                                                    (dollars in thousands)
Revenues from Unaffiliated Customers
------------------------------------
Healthcare staffing                                 $  74,281     59,562
Inpatient                                              31,057     30,511
Outpatient                                             13,046      9,660
Contract therapy                                       12,340      6,200
                                                      -------    -------
Total                                               $ 130,724    105,933
                                                      =======    =======


Operating Earnings
------------------
Healthcare staffing                                 $   3,453      2,679
Inpatient                                               6,261      5,278
Outpatient                                              1,909      1,954
Contract therapy                                        1,419        676
                                                      -------    -------
Total                                               $  13,042     10,587
                                                      =======    =======


Total Assets
------------
Healthcare staffing                                 $ 110,483    104,995
Inpatient                                              64,314     55,826
Outpatient                                             31,468     20,066
Contract therapy                                       28,181     21,407
                                                      -------    -------
Total                                               $ 234,446    202,294
                                                      =======    =======


Depreciation and Amortization
-----------------------------
Healthcare staffing                                 $     769        624
Inpatient                                                 907        631
Outpatient                                                280        165
Contract therapy                                          166         96
                                                      -------    -------
Total                                               $   2,122      1,516
                                                      =======    =======


Capital Expenditures
--------------------
Healthcare staffing                                 $     444        556
Inpatient                                               2,083        912
Outpatient                                                113         39
Contract therapy                                           28          9
                                                      -------    -------
Total                                               $   2,668      1,516
                                                      =======    =======


                                    8 of 14

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

Results of Operations
---------------------

The Company provides temporary healthcare staffing and physical rehabilitation program management services for hospitals, nursing homes and other long-term care facilities. The Company derives its revenue from two product line segments: temporary healthcare staffing services and physical rehabilitation program management services. Our physical rehabilitation program management services include inpatient programs (including acute rehabilitation and skilled nursing units), outpatient therapy programs, and contract therapy programs.

                                                          Three Months Ended
                                                                March 31,
                                                             2001     2000
                                                             ----     ----
Operating Statistics:
Healthcare staffing:
   Average number of staffing offices                         103       83
   Weeks worked                                            59,370   52,864

Program management:
   Inpatient (acute rehabilitation and skilled nursing):
   Average number of programs                               138.0    134.8
   Average admissions per program                            98.8     94.1
   Average bed capacity                                     2,724    2,634
   Average billable length of stay (days)                    13.7     14.3
   Billable patient days served                           187,010  181,856
   Admissions                                              13,634   12,681
   Average daily billable census                            2,078    1,998
   Average billable occupied beds per program                15.1     14.8
   Total programs in operation at end of period               138      132

   Outpatient programs:
   Average number of programs                                64.5     46.0
   Patient visits                                         375,008  259,409
   Units of service                                     1,072,629  717,812
   Average units of service per program                    16,630   15,605
   Total programs in operation at end of period                65       46

   Contract therapy:
   Average number of locations                              215.0    134.8
   Number of locations at end of period                       219      141
   Average revenue per location                            57,394   45,993

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000
-------------------------------------------------------------------------------

Operating revenues during the first quarter 2001 increased by $24.8 million, or 23.4%, to $130.7 million as compared to the first quarter of 2000. The September 15, 2000 acquisition of DiversiCare Rehab Services, Inc. ("DiversiCare") accounted for 7.8% of the net increase.

Staffing revenue increased by 24.7% from $59.6 million in the first quarter of 2000 to $74.3 million in the first quarter of 2001, reflecting a 12.3% increase in weeks worked from 52,864 to 59,370. Operating earnings for the staffing division were $3.5 million, a 28.9% increase over the $2.7 million earned in the first quarter of 2000.

                                    9 of 14

Inpatient program revenue increased by 1.8% from $30.5 million in the first quarter of 2000 to $31.1 million in the first quarter of 2001. A 2.4% increase in the average number of inpatient programs managed from 134.8 to 138.0, and a 2.0% increase in the average daily billable census per inpatient program from
14.8 to 15.1 resulted in a 2.8% increase in billable patient days to 187,010. The increase in billable census per program for inpatient programs is primarily attributable to a 5.0% increase in average admissions per program from 94.1 to
98.8 offset by a 4.2% decrease in the average length of stay to 13.7. The increase in patient days was offset by a 0.5% decrease in the average per diem billing rates. Operating earnings for the inpatient division increased by 18.6% to $6.3 million in the first quarter of 2001, compared to $5.3 million in the first quarter of 2000.

Outpatient revenue increased by 35.1% from $9.7 million in the first quarter of 2000 to $13.0 million in the first quarter of 2001, reflecting $1.9 million from the September 15, 2000 acquisition of DiversiCare, an increase in the average number of outpatient programs managed from 46.0 to 64.5 (including 14.0 from DiversiCare) and a 6.6% increase in units of service per program. Operating earnings from the outpatient division were $1.9 million in the first quarter of 2001, a 2.3% decrease compared to the $2.0 million earned in the first quarter of 2000.

Contract therapy revenue increased by 99.0% from $6.2 million in the first quarter of 2000 to $12.3 million in the first quarter of 2001, reflecting a 59.5% increase in the average number of contract therapy locations managed from
134.8 to 215.0, and a 24.8% increase in average revenue per location. Operating earnings for the contract therapy division were $1.4 million in the first quarter of 2001, a $743,000 increase from the $676,000 in operating earnings for the first quarter of 2000.

Operating expenses for the three months ended March 31, 2001 increased by $17.8 million, or 23.6%, to $93.0 million as compared to the three months ended March 31, 2000. The DiversiCare acquisition accounted for approximately 7.8% of the net increase. The remaining increase in operating expenses is attributable to a 12.3% increase in the number of weeks worked from travel and per diem staffing, a 59.5% increase in the average number of contract therapy locations, a 31.4% increase in outpatient units of service (excluding 129,564 units of service from DiversiCare), and a 2.4% increase in the average number of inpatient programs.

The aggregate excess of direct operating expenses over operating revenues associated with non-exempt inpatient acute rehabilitation programs increased from $81,000 to $173,000, on a decrease in the average number of non-exempt units managed from 7.0 to 3.0. The per program average excess of operating expenses over operating revenues increased from $12,000 to $58,000 reflecting a decrease in the average revenue per unit from $68,000 to $34,000 and a 36.7% decrease in admissions per average unit to 28.2. The average excess of operating expenses over operating revenues for an inpatient acute rehabilitation program during its non-exempt year can range to as high as $150,000 to $200,000.

General and administrative expenses increased by $3.9 million, or 21.2% from $18.6 million in the first quarter of 2000 to $22.5 million in the first quarter of 2001, reflecting increases in corporate office expenses as well as marketing, business development, operations and professional services in support of the increase in outpatient programs, contract therapy locations managed and per diem staffing offices operated, plus the addition of general and administrative expenses from the DiversiCare acquisition. General and administrative expenses as a percentage of revenue decreased from 17.5% in the first quarter of 2000 to 17.2% in the first quarter of 2001 as a result of the consolidation of certain corporate office functions.

Depreciation and amortization increased $606,000 reflecting an increase in goodwill from acquisitions and depreciation on equipment purchased, plus the change in goodwill amortization period from 40 years to 25 years, effective prospectively on January 1, 2001 on the acquisitions of Physical Therapy Resources, Inc., Team Rehab, Inc./Moore Rehabilitation Services, Inc.; RehabUnlimited, Inc/Cimarron Health Care, Inc. Rehabilitative Care Systems of America, Inc.; Therapeutic Systems, Inc.; Salt Lake Physical Therapy Associates, Inc.; AllStaff, Inc.; and DiversiCare Rehab Services, Inc. The amortization periods for the acquisitions of Advanced Rehabilitation Resources, Inc,; Healthcare Staffing Solutions, Inc,; StarMed Staffing, Inc.; and eai Healthcare Staffing Solutions, Inc., which had businesses that were more national in scope, remain at 40 years.

Interest expense decreased $138,000 reflecting the repayment of principal as a result of the March 20, 2001 publicly underwritten equity offering and cash generated from operations. See further discussion of the publicly underwritten equity offering under "Note 2. - Publicly Underwritten Equity Offering".

                                    10 of 14

Earnings before income taxes increased by $2.6 million, or 28.0%, from $9.3 million in the first quarter of 2000 to $11.9 million in the first quarter of 2001. The provision for income taxes for 2001 was $4.7 million compared to $3.7 million in 2000, reflecting effective income tax rates of 39.8% for these periods. Net earnings increased by $1.6 million, or 27.9%, to $7.2 million from $5.6 million in 2000. Diluted earnings per share increased by 15.0% to $.42 from $.37 on a 10.7% increase in the weighted-average shares and assumed conversions outstanding. The increase in weighted average shares outstanding is attributable primarily to the secondary equity offering, stock option grants and exercises and the increase in the dilutive effect of stock options as a result of an increase in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options.

                                    11 of 14

Liquidity and Capital Resources
-------------------------------

As of March 31, 2001, the Company had $11.8 million in cash and current marketable securities and a current ratio, the amount of current assets divided by current liabilities, of 2.6:1. Working capital increased by $1.8 million to $66.0 million as of March 31, 2001, compared to $64.2 million as of December 31, 2000. The increase in working capital is primarily due to working capital generated from operations and the exercise of stock options.

Net accounts receivable were $89.0 million at March 31, 2001, compared to $84.0 million at December 31, 2000. The number of day's average net revenue in net receivables was 59.9 at March 31, 2001 compared to 63.8 at December 31, 2000. This decrease was the result of the consolidation of our financial back office during the fourth quarter of 2000, the implementation of new financial software enabling improved tracking of receivables and payables, and the vigilance of our billing and collections team.

The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital, capital expenditures, internal business expansion and debt service requirements. The Company expects to meet its future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $125.0 million revolving line of credit with a balance outstanding as of March 31, 2001 of $3.7 million.


Part II. - OTHER INFORMATION

Item 4 - Submission of Matters to Security Holders
--------------------------------------------------

The annual Meeting of Stockholders of the Company was held on Thursday, May 3, 2001, at which time the stockholders voted to elect the seven incumbent directors to hold office until the next annual meeting of stockholders of the Company or until their successors have been duly elected and qualified. The names of each of the directors of the Company who were reelected at the Annual Meeting and the votes cast "FOR" or for which authority to vote was "WITHHELD" is as follows:

      Name                             For            Withheld Authority
      ----                             ---            ------------------
      William G. Anderson           11,850,914              992,886
      Colleen Conway-Welch          12,487,964              355,836
      Alan C. Henderson             10,134,984            2,708,816
      Richard E. Ragsdale           12,488,024              355,776
      John H. Short                 12,488,664              355,136
      H. Edwin Trusheim             12,486,514              357,286
      Theodore M. Wight             12,488,664              355,136


The stockholders also considered and voted upon an amendment of Article Four of the Restated Certificate of Incorporation, as amended, of RehabCare to increase the total number of authorized shares of stock from 30,000,000 to 70,000,000 shares and to increase the number of authorized shares of common stock, $01 par value per share, from 20,000,000 to 60,000,000 shares. This amendment was approved by the stockholders by a vote of 11,295,873 "for", 1,525,678 "against" and 22,249 "abstain".

                                    12 of 14

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)   Exhibits

         None

   (b)   Reports on Form 8-K

         None



                                    13 of 14

                                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   REHABCARE GROUP, INC.

May 9, 2001

                                          By /s/      Gregory J. Eisenhauer
                                            -------------------------------
                                                      Gregory J. Eisenhauer
                                                      Senior Vice President and
                                                      Chief Financial Officer


                                          By /s/         James M. Douthitt
                                            ------------------------------
                                                         James M. Douthitt
                                                    Senior Vice President and
                                                    Chief Accounting Officer




                                    14 of 14