Form 10-Q
period 2001-06-30
REHABCARE GROUP INC
filed 2001-08-08
CIK 812191

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


                                     FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2001
                                                  -------------

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

                        Yes    X                 No
                             ----                   ----


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                             Outstanding at August  7, 2001
--------------------------------------            ------------------------------
Common Stock, par value $.01 per share                    17,258,159




                                    1 of 14

                                REHABCARE GROUP, INC.

                                       Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        June 30, 2001 (unaudited) and December 31, 2000                    3

      Condensed consolidated statements of earnings for the three
        months and six months ended June 30, 2001 and 2000 (unaudited)     4

      Condensed consolidated statements of cash flows for the
        six months ended June 30, 2001 and 2000(unaudited)                 5

      Notes to condensed consolidated financial statements (unaudited)     6

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  9

Part II. - Other Information

   Item 6. - Exhibits and Reports on Form 8-K                             13

   Signatures                                                             14

                                    2 of 14

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements
-----------------------------------------------------

                                REHABCARE GROUP, INC.
                        Condensed Consolidated Balance Sheets
                    (dollars in thousands, except per share data)

                                                       June 30,    December 31,
                                                         2001         2000
                                                         ----         ----
Assets:                                               (unaudited)
Current assets:
    Cash and cash equivalents                         $  5,402        7,942
    Marketable securities, available-for-sale            3,025        3,025
    Accounts receivable, net of allowance for doubtful
      accounts of $6,453 and $5,347, respectively       93,306       84,033
   Income taxes receivable                               2,939        3,672
    Deferred tax assets                                  6,069        4,872
    Prepaid expenses and other current assets            1,239        1,158
                                                       -------      -------
      Total current assets                             111,980      104,702
Marketable securities, trading                           2,678        2,383
Equipment and leasehold improvements, net               14,955       12,427
Excess of cost over net assets acquired, net           103,094      104,782
Other                                                    4,975        4,799
                                                       -------      -------
                                                      $237,682      229,093
                                                       =======      =======
Liabilities and Stockholders' Equity:
Current liabilities:
    Current portion of long-term debt                 $  2,618        2,868
    Accounts payable                                     1,704        2,790
    Accrued salaries and wages                          26,536       24,846
    Accrued expenses                                     8,031       10,012
                                                       -------      -------
      Total current liabilities                         38,889       40,516
Deferred compensation and other long-term
   liabilities                                           3,034        2,679
Deferred tax liabilities                                 2,654        2,504
Long-term debt, less current portion                     1,634       65,434
                                                       -------      -------
      Total liabilities                                 46,211      111,133
                                                       -------      -------

Stockholders' equity:
   Preferred stock, $.10 par value,
      10,000,000 shares, none issued and outstanding        --           --
    Common stock, $.01 par value; authorized 60,000,000
      shares, issued 19,526,319 and 17,409,584 shares,
      respectively                                         195          174
    Additional paid-in capital                         107,983       49,503
    Retained earnings                                  101,032       86,022
    Less common stock held in treasury at cost,
      2,302,898 shares                                 (17,757)     (17,757)
    Accumulated other comprehensive earnings                18           18
                                                       -------      -------
      Total stockholders' equity                       191,471      117,960
                                                       -------      -------
                                                      $237,682      229,093
                                                       =======      =======


      See accompanying notes to condensed consolidated financial statements.
                                    3 of 14



                               REHABCARE GROUP, INC.
                    Condensed Consolidated Statements of Earnings
                    (dollars in thousands, except per share data)
                                     (Unaudited)


                                          Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
                                             2001       2000          2001     2000
                                             ----       ----          ----     ----
Operating revenues                     $  136,871    107,721       267,595   213,654
Costs and expenses:
   Operating expenses                      97,225     76,621       190,258   151,865
   General and administrative              24,127     19,040        46,654    37,626
   Depreciation and amortization            2,326      1,622         4,448     3,138
                                          -------    -------       -------   -------
     Total costs and expenses             123,678     97,283       241,360   192,629
                                          -------    -------       -------   -------
     Operating earnings                    13,193     10,438        26,235    21,025
Interest income                                75         59           137       108
Interest expense                             (243)    (1,328)       (1,429)   (2,652)
Other income (expense)                         (1)        20             8        28
                                          -------    -------       -------   -------
Earnings before income taxes               13,024      9,189        24,951    18,509
Income taxes                                5,192      3,645         9,941     7,354
                                          -------    -------       -------   -------
     Net earnings                      $    7,832      5,544        15,010    11,155
                                          =======    =======       =======   =======

Net earnings per common share:
     Basic                             $      .46        .38           .92       .79
                                          =======    =======       =======   =======
     Diluted                           $      .43        .35           .85       .71
                                          =======    =======       =======   =======
Weighted average number of
   common shares outstanding:
     Basic                                 17,008     14,539        16,241    14,195
                                          =======    =======       =======   =======
     Diluted                               18,358     15,994        17,748    15,650
                                          =======    =======       =======   =======


        See accompanying notes to condensed consolidated financial statements.

                                    4 of 14

                                REHABCARE GROUP, INC.
                   Condensed Consolidated Statements of Cash Flows
                               (dollars in thousands)
                                     (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             2001       2000
                                                             ----       ----
Cash flows from operating activities:
   Net earnings                                          $ 15,010     11,155
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation and amortization                       4,448      3,138
        Provision for losses on accounts receivable         2,129      1,752
        Income tax benefit realized on employee
           stock option exercises                           5,249      1,456
        Change in assets and liabilities:
           Deferred compensation                              355         20
           Accounts receivable, net                       (11,402)   (10,733)
           Prepaid expenses and other current assets          (81)       305
           Other assets                                       (59)      (243)
           Accounts payable and accrued expenses           (3,067)    (2,024)
           Accrued salaries and wages                       1,690      3,116
           Income taxes payable and deferred                 (314)    (3,800)
                                                           ------     ------
               Net cash provided by
               operating activities                        13,958      4,142
                                                           ------     ------

Cash flows from investing activities:
   Purchase of marketable securities                         (696)      (617)
   Proceeds from sale/maturities of investments               401        166
   Additions to equipment and leasehold improvements, net  (4,576)    (2,892)
   Deferred contract costs                                   (309)      (484)
   Other                                                     (520)      (644)
                                                           ------     ------
               Net cash used in investing activities       (5,700)    (4,471)
                                                           ------     ------

Cash flows from financing activities:
   Proceeds from long-term debt                                --      4,000
   Repayments on long-term debt                           (64,050)    (6,068)
   Proceeds from sale of common stock, net                 49,468         --
   Exercise of stock options                                3,784      2,790
                                                           ------     ------
               Net cash (used in)provided by
                  financing activities                    (10,798)       722
                                                           ------     ------

               Net (decrease) increase in cash and
                  cash equivalents                         (2,540)       393

Cash and cash equivalents at beginning of period            7,942        738
                                                           ------     ------

Cash and cash equivalents at end of period               $  5,402      1,131
                                                           ======     ======

       See accompanying notes to condensed consolidated financial statements.

                                     5 of 14

                                REHABCARE GROUP, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------------
                    Six Month Periods Ended June 30, 2001 and 2000
                                   (Unaudited)


Note 1. - Basis of Presentation
-------------------------------

     The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation.

     The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Reference is made to the Company's audited consolidated financial statements and the related notes as of December 31, 2000 and 1999 and for each of the years in the three year period ended December 31, 2000, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of our accounting policies.

                                    6 of 14


Note 2. - Earnings per Share
----------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                          Three Months Ended       Six Months Ended
                                                 June 30,              June 30,
                                            2001      2000           2001       2000
                                            ----      ----           ----       ----
                                            (in thousands, except per share data)
Numerator:

Numerator for basic earnings
   per share - earnings available
   to common stockholders
   (net earnings)                     $    7,832     5,544         15,010     11,155

Effect of dilutive securities -
   after-tax interest on convertible
   subordinated promissory notes              --        --             --         28
                                          ------    ------         ------     ------

Numerator for diluted earnings per
   share - earnings available to
   common stockholders after assumed
   conversions                        $    7,832     5,544         15,010     11,183
                                          ======    ======         ======     ======

Denominator:

Denominator for basic earnings per
   share - weighted-average shares
   outstanding                            17,008    14,539         16,241     14,195

Effect of dilutive securities:
   Stock options                           1,350     1,455          1,507      1,350
   Convertible subordinated
      promissory notes                        --        --             --        105
                                          ------    ------         ------     ------

Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions         18,358    15,994         17,748     15,650
                                          ======    ======         ======     ======

Basic earnings per share              $      .46       .38            .92        .79
                                         =======    ======         ======     ======

Diluted earnings per share            $      .43       .35            .85        .71
                                         =======    ======         ======     ======



Note 3. - Industry Segment Information
--------------------------------------

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

                                     7 of 14

Summarized information about the Company's operations for the three months and six months ended June 30, 2001 and 2000 in each industry segment is as follows:

                                           Three Months Ended      Six Months Ended
                                                June 30,               June 30,
                                            2001         2000       2001      2000
                                            ----         ----       ----      ----
                                                    (dollars in thousands)
Revenues from Unaffiliated Customers
------------------------------------
Healthcare staffing                    $  78,067       61,936    152,348   121,498
Program management:
   Inpatient                              30,759       29,288     61,816    59,799
   Contract therapy                       15,055        6,655     27,395    12,855
   Outpatient                             12,990        9,842     26,036    19,502
                                         -------      -------    -------   -------
      Program management subtotal         58,804       45,785    115,247    92,156
                                         -------      -------    -------   -------
          Total                        $ 136,871      107,721    267,595   213,654
                                         =======      =======    =======   =======

Operating Earnings  *
------------------
Healthcare staffing                    $   3,294        2,891      6,747     5,358
Program management:
   Inpatient                               6,397        5,207     12,658    10,861
   Contract therapy                        1,605          544      3,024     1,156
   Outpatient                              1,897        1,796      3,806     3,650
                                         -------      -------    -------   -------
      Program management subtotal          9,899        7,547     19,488    15,667
                                         -------      -------    -------   -------
          Total                        $  13,193       10,438     26,235    21,025
                                         =======      =======    =======   =======

Total Assets
------------
Healthcare staffing                    $ 110,746      101,435    110,746   101,435
Program management:
   Inpatient                              71,469       55,088     71,469    55,088
   Contract therapy                       26,823       21,363     26,823    21,363
   Outpatient                             28,644       20,934     28,644    20,934
                                         -------      -------    -------   -------
      Program management subtotal        126,936       97,385    126,936    97,385
                                         -------      -------    -------   -------
          Total                        $ 237,682      198,820    237,682   198,820
                                         =======      =======    =======   =======

Depreciation and Amortization
-----------------------------
Healthcare staffing                    $     822          674      1,591     1,298
Program management:
   Inpatient                                 875          682      1,782     1,313
   Contract therapy                          255           92        421       188
   Outpatient                                374          174        654       339
                                         -------      -------    -------   -------
      Program management subtotal          1,504          948      2,857     1,840
                                         -------      -------    -------   -------
          Total                        $   2,326        1,622      4,448     3,138
                                         =======      =======    =======   =======

Capital Expenditures
--------------------
Healthcare staffing                    $     525          800        969     1,356
Program management:
   Inpatient                               1,036          521      3,119     1,433
   Contract therapy                          181           48        209        57
   Outpatient                                166            7        279        46
                                         -------      -------    -------   -------
      Program management subtotal          1,383          576      3,607     1,536
                                         -------      -------    -------   -------
          Total                        $   1,908        1,376      4,576     2,892
                                         =======      =======    =======   =======


* Operating earnings for the three months and six months ended June 30, 2000 have been adjusted to reflect the corporate expense allocation methodology utilized in the current year.

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

                                               Three Months Ended    Six Months Ended
                                                     June 30,             June 30,
                                                   2001    2000        2001      2000
                                                   ----    ----        ----      ----
Operating Statistics:
Healthcare staffing:
   Average number of staffing offices               109      86         106        84
   Weeks worked                                  61,957  54,253     121,327   107,117
   Average revenue per week worked               $1,260  $1,142      $1,256    $1,134

Program management:
   Inpatient (acute rehabilitation and
      skilled nursing):
   Average number of programs                     136.7   133.1       137.4     133.9
   Average admissions per program                  99.1    93.0       197.9     187.0
   Average bed capacity                           2,712   2,615       2,718     2,625
   Average billable length of stay (days)          13.7    14.1        13.7      14.2
   Billable patient days served                 184,892 174,400     371,902   356,256
   Admissions                                    13,548  12,368      27,182    25,049
   Average daily billable census                  2,032   1,917       2,055     1,957
   Average billable occupied beds per program      14.9    14.4        15.0      14.6
   Total programs in operation at end of period     136     138         136       138

   Contract therapy:
   Average number of locations                    230.3   144.5       222.7     139.7
   Number of locations at end of period             240     149         240       149
   Average revenue per location                 $65,361 $46,053    $122,755   $92,046

   Outpatient programs:
   Average number of programs                      62.7    48.3        63.6      47.2
   Patient visits                               370,680 276,790     745,688   536,199
   Units of service                           1,065,197 766,728   2,137,826 1,484,540
   Average units of service per program          16,989  15,874      33,614    31,452
   Total programs in operation at end of period      60      49          60        49


Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000
-----------------------------------------------------------------------------

     Operating revenues during the second quarter 2001 increased by $29.2 million, or 27.1%, to $136.9 million as compared to the second quarter of 2000. The September 15, 2000 acquisition of DiversiCare Rehab Services, Inc. ("DiversiCare") accounted for 7.0% of the net increase, or $2.1 million.

     Staffing revenue increased by 26.0% from $61.9 million in the second quarter of 2000 to $78.1 million in the second quarter of 2001, reflecting a 14.2% increase in weeks worked from 54,253 to 61,957 and a 10.3% increase in average revenue per week worked to $1,260. Operating earnings for the staffing division were $3.3 million, a 13.9% increase over the $2.9 million (as adjusted for current year corporate expense allocation methodology) earned in the second quarter of 2000.

                                    9 of 14

     Inpatient program revenue increased by 5.0% from $29.3 million in the second quarter of 2000 to $30.8 million in the second quarter of 2001. A 2.7% increase in the average number of inpatient programs managed from 133.1 to 136.7, and a 3.5% increase in the average daily billable census per inpatient program from 14.4 to 14.9 resulted in a 6.0% increase in billable patient days to 184,892. The increase in billable census per program for inpatient programs is primarily attributable to a 6.6% increase in average admissions per program from 93.0 to 99.1 offset by a 2.8% decrease in the average length of stay to
13.7. The increase in patient days was offset by a 0.9% decrease in the average per diem billing rates. Operating earnings for the inpatient division increased by 22.9% to $6.4 million in the second quarter of 2001, compared to $5.2 million (as adjusted for current year corporate expense allocation methodology) in the second quarter of 2000.

     Contract therapy revenue increased by 126.2% from $6.7 million in the second quarter of 2000 to $15.1 million in the second quarter of 2001, reflecting a 59.4% increase in the average number of contract therapy locations managed from 144.5 to 230.3, and a 41.9% increase in average revenue per location. Operating earnings for the contract therapy division were $1.6 million in the second quarter of 2001, a $1.1 million increase from the $544,000 (as adjusted for current year corporate expense allocation methodology) in operating earnings for the second quarter of 2000.

     Outpatient revenue increased by 32.0% from $9.8 million in the second quarter of 2000 to $13.0 million in the second quarter of 2001, reflecting $2.1 million from the September 15, 2000 acquisition of DiversiCare, an increase in the average number of outpatient programs managed from 48.3 to 62.7 (including
13.0 from DiversiCare) and a 7.0% increase in units of service per program. Operating earnings from the outpatient division were $1.9 million in the second quarter of 2001, a 5.6% increase compared to the $1.8 million (as adjusted for current year corporate expense allocation methodology) earned in the second quarter of 2000.

     Operating expenses for the three months ended June 30, 2001 increased by $20.6 million, or 26.9%, to $97.2 million as compared to the three months ended June 30, 2000. The DiversiCare acquisition accounted for approximately 6.9% of the net increase. The remaining increase in operating expenses is attributable to a 14.2% increase in the number of weeks worked by travel and per diem staffing, a 59.4% increase in the average number of contract therapy locations, a 22.3% increase in outpatient units of service (excluding 127,684 units of service from DiversiCare), and a 2.7% increase in the average number of inpatient programs.

     General and administrative expenses as a percentage of revenue decreased from 17.7% in the second quarter of 2000 to 17.6% in the second quarter of 2001 as a result of the consolidation of certain corporate office functions. General and administrative expenses increased by $5.1 million, or 26.7% from $19.0 million in the second quarter of 2000 to $24.1 million in the second quarter of 2001, reflecting increases in corporate office expenses as well as marketing, business development, operations and professional services in support of the increase in outpatient programs, contract therapy locations managed and per diem staffing offices operated, plus the addition of general and administrative expenses from the DiversiCare acquisition.

     Depreciation and amortization increased $704,000 reflecting an increase in goodwill from acquisitions and depreciation on equipment purchased, plus the change in goodwill amortization period from 40 years to 25 years, effective prospectively on January 1, 2001 on the acquisitions of Physical Therapy Resources, Inc., Team Rehab, Inc./Moore Rehabilitation Services, Inc.; RehabUnlimited, Inc/Cimarron Health Care, Inc. Rehabilitative Care Systems of America, Inc.; Therapeutic Systems, Inc.; Salt Lake Physical Therapy Associates, Inc.; AllStaff, Inc.; and DiversiCare Rehab Services, Inc. The amortization periods for the acquisitions of Advanced Rehabilitation Resources, Inc,; Healthcare Staffing Solutions, Inc,; StarMed Staffing, Inc.; and eai Healthcare Staffing Solutions, Inc., which had businesses that were more national in scope,

                                    10 of 14
remain at 40 years.  See  discussion  of Financial  Accounting  Standards  Board
(FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" under "New Accounting Pronouncements".

     Interest expense decreased $1.1 million, primarily reflecting the repayment of $49.5 million in principal as a result of the March 20, 2001 publicly underwritten equity offering and cash generated from operations.

     Earnings before income taxes increased by $3.8 million, or 41.7%, from $9.2 million in the second quarter of 2000 to $13.0 million in the second quarter of 2001. The provision for income taxes for 2001 was $5.2 million compared to $3.6 million in 2000, reflecting effective income tax rates of 39.9% and 39.7%, respectively. Net earnings increased by $2.3 million, or 41.3%, to $7.8 million from $5.5 million in 2000. Diluted earnings per share increased by 23.1% to $.43 from $.35 on a 14.8% increase in the weighted-average shares and assumed conversions outstanding. The increase in weighted average shares outstanding is attributable primarily to 1.5 million shares issued in the publicly underwritten equity offering, stock option grants and exercises and the increase in the dilutive effect of stock options as a result of an increase in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------

     Operating revenues during the first six months 2001 increased by $53.9 million, or 25.2%, to $267.6 million as compared to the first six months of 2000. The September 15, 2000 acquisition of DiversiCare accounted for 7.5% of the net increase, or $4.1 million.

     Staffing revenue increased by 25.4% from $121.5 million in the first six months of 2000 to $152.3 million in the first six months of 2001, reflecting a 13.3% increase in weeks worked from 107,117 to 121,327 and a 10.8% increase in average revenue per week worked to $1,256. Operating earnings for the staffing division were $6.7 million, a 25.9% increase over the $5.4 million (as adjusted for current year corporate expense allocation methodology) earned in the first six months of 2000.

     Inpatient program revenue increased by 3.4% from $59.8 million in the first six months of 2000 to $61.8 million in the first six months of 2001. A 2.6% increase in the average number of inpatient programs managed from 133.9 to 137.4, and a 2.7% increase in the average daily billable census per inpatient program from 14.6 to 15.0 resulted in a 4.4% increase in billable patient days to 371,902. The increase in billable census per program for inpatient programs is primarily attributable to a 5.8% increase in average admissions per program from 187.0 to 197.9 offset by a 3.5% decrease in the average length of stay to
13.7. The increase in patient days was offset by a 1.0% decrease in the average per diem billing rates. Operating earnings for the inpatient division increased by 16.5% to $12.7 million in the first six months of 2001, compared to $10.9 million (as adjusted for current year corporate expense allocation methodology) in the first six months of 2000.

     Contract therapy revenue increased by 113.1% from $12.9 million in the first six months of 2000 to $27.4 million in the first six months of 2001, reflecting a 59.4% increase in the average number of contract therapy locations managed from 139.7 to 222.7, and a 33.4% increase in average revenue per location. Operating earnings for the contract therapy division were $3.0 million in the first six months of 2001, a $1.9 million increase from the $1.2 million (as adjusted for current year corporate expense allocation methodology) in operating earnings for the first six months of 2000.

     Outpatient revenue increased by 33.5% from $19.5 million in the first half of 2000 to $26.0 million in the first half of 2001, reflecting $4.1 million from the September 15, 2000 acquisition of DiversiCare, an increase in the average number of outpatient programs managed from 47.2 to 63.6 (including 13.5 from DiversiCare) and a 6.9% increase in units of service per program. Operating earnings from the outpatient division were $3.8 million in the first six months

                                    11 of 14
of 2001, a 4.3% increase compared to the $3.7 million (as adjusted for current year corporate expense allocation methodology) earned in the first six months of 2000.

     Operating expenses for the six months ended June 30, 2001 increased by $38.4 million, or 25.3%, to $190.3 million as compared to the six months ended June 30, 2000. The DiversiCare acquisition accounted for approximately 7.3% of the net increase. The remaining increase in operating expenses is attributable to a 13.3% increase in the number of weeks worked by travel and per diem staffing, a 59.4% increase in the average number of contract therapy locations, a 26.7% increase in outpatient units of service (excluding 257,258 units of service from DiversiCare), and a 2.6% increase in the average number of inpatient programs.

     General and administrative expenses as a percentage of revenue decreased from 17.6% in the first six months of 2000 to 17.4% in the first six months of 2001 as a result of the consolidation of certain corporate office functions. General and administrative expenses increased by $9.0 million, or 24.0% from $37.6 million in the first six months of 2000 to $46.7 million in the first six months of 2001, reflecting increases in corporate office expenses as well as marketing, business development, operations and professional services in support of the increase in outpatient programs, contract therapy locations managed and per diem staffing offices operated, plus the addition of general and administrative expenses from the DiversiCare acquisition.

     Depreciation and amortization increased $1.3 million reflecting an increase in goodwill from acquisitions and depreciation on equipment purchased, plus the change in goodwill amortization period from 40 years to 25 years, effective prospectively on January 1, 2001 on certain acquisitions as previously disclosed in the three month operating results. See discussion of SFAS No. 142, "Goodwill and Other Intangible Assets" under "New Accounting Pronouncements".

     Interest expense decreased $1.2 million primarily reflecting the repayment of $49.5 million in principal as a result of the March 20, 2001 publicly underwritten equity offering and cash generated from operations.

     Earnings before income taxes increased by $6.4 million, or 34.8%, from $18.5 million in the first six months of 2000 to $25.0 million in the first six months of 2001. The provision for income taxes for 2001 was $9.9 million compared to $7.4 million in 2000, reflecting effective income tax rates of 39.8% and 39.7%, respectively. Net earnings increased by $3.9 million, or 34.6%, to $15.0 million from $11.2 million in 2000. Diluted earnings per share increased by 18.7% to $.85 from $.71 on a 13.4% increase in the weighted-average shares and assumed conversions outstanding. The increase in weighted average shares outstanding is attributable primarily to the secondary equity offering, stock option grants and exercises and the increase in the dilutive effect of stock options as a result of an increase in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 2001, the Company had $8.4 million in cash and current marketable securities and a current ratio, the amount of current assets divided by current liabilities, of 2.9:1. Working capital increased by $8.9 million to $73.1 million as of June 30, 2001, compared to $64.2 million as of December 31, 2000. The increase in working capital is primarily due to working capital generated from operations and the exercise of stock options.

     Net accounts receivable were $93.3 million at June 30, 2001, compared to $84.0 million at December 31, 2000. The number of day's average net revenue in

                                    12 of 14
net receivables was 62.0 at June 30, 2001 compared to 63.8 at December 31, 2000. This decrease was the result of the consolidation of our financial back office during the fourth quarter of 2000, the implementation of new financial software enabling improved tracking of receivables and payables, and the vigilance of our billing and collections team.

     The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital, capital expenditures, internal business expansion and debt service requirements. The Company expects to meet its future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $125.0 million revolving line of credit with no balance outstanding as of June 30, 2001.


New  Accounting  Pronouncements
-------------------------------

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires that goodwill no longer be amortized regularly as a charge to earnings. As a result, the amortization of goodwill is eliminated upon adoption of SFAS No. 142, which will be January 1, 2002. In addition, SFAS No. 142 requires an initial (and annually thereafter) test of the goodwill's impairment.

     Management does not expect SFAS No. 141 to have a material effect on the consolidated financial statements. Management does expect SFAS No. 142 to result in the elimination of amortization of goodwill from previous acquisitions in the amount of $3.6 million pre-tax in 2002. Management will test for impairment of goodwill from previous acquisitions at least annually.


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



                                                   REHABCARE GROUP, INC.

August 8, 2001

                                               By /s/     Gregory J. Eisenhauer
                                               ---------------------------------
                                                          Gregory J. Eisenhauer
                                                       Senior Vice President and
                                                         Chief Financial Officer


                                               By /s/     James M. Douthitt
                                               ---------------------------------
                                                          James M. Douthitt
                                                       Senior Vice President and
                                                        Chief Accounting Officer


                                    14 of 14