Form 10-Q
period 2001-09-30
REHABCARE GROUP INC
filed 2001-11-09
CIK 812191

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                         Commission File Number 0-19294
                                                -------


                              REHABCARE GROUP, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                    51-0265872
-------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


             7733 Forsyth Boulevard, Suite 1700, St. Louis, MO 63105
             -------------------------------------------------------
              (Address of principal executive offices and zip code)

                                  314-863-7422
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X                 No
                            -----                   ----


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                            Outstanding at November 7, 2001
--------------------------------------           -------------------------------
Common Stock, par value $.01 per share                    17,320,891





                                    1 of 15

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        September 30, 2001 (unaudited) and December 31, 2000               3

      Condensed consolidated statements of earnings for the three months and nine months ended September 30, 2001 and 2000
        (unaudited)                                                        4

      Condensed consolidated statements of cash flows for the
        nine months ended September 30, 2001 and 2000(unaudited)           5

      Notes to condensed consolidated financial statements (unaudited)     6

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  9

Part II. - Other Information

   Item 1. - Legal Proceedings                                            14

   Item 6. - Exhibits and Reports on Form 8-K                             14

   Signatures                                                             15


                                    2 of 15

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements
-----------------------------------------------------

                              REHABCARE GROUP, INC.
                      Condensed Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                                                     September 30, December 31,
                                                         2001         2000
                                                         ----         ----
Assets:                                               (unaudited)
Current assets:
    Cash and cash equivalents                        $  14,354        7,942
    Short-term investments, available-for-sale           3,025        3,025
    Accounts receivable, net of allowance for doubtful
      accounts of $6,750 and $5,347, respectively       94,746       84,033
    Income taxes receivable                                 --        3,672
    Deferred tax assets                                  6,250        4,872
    Prepaid expenses and other current assets            2,553        1,158
                                                       -------      -------
      Total current assets                             120,928      104,702
Marketable securities, trading                           2,832        2,383
Equipment and leasehold improvements, net               16,081       12,427
Excess of cost over net assets acquired, net           102,254      104,782
Other                                                    4,913        4,799
                                                       -------      -------
                                                     $ 247,008      229,093
                                                       =======      =======


Liabilities and Stockholders' Equity:
Current liabilities:
    Current portion of long-term debt                $   2,450        2,868
    Accounts payable                                     2,174        2,790
    Accrued salaries and wages                          25,221       24,846
    Accrued expenses                                     8,918       10,012
    Income taxes payable                                   703           --
                                                       -------      -------
      Total current liabilities                         39,466       40,516
Deferred compensation and other long-term
   liabilities                                           2,930        2,679
Deferred tax liabilities                                 2,910        2,504
Long-term debt, less current portion                       634       65,434
                                                       -------      -------
      Total liabilities                                 45,940      111,133
                                                       -------      -------

Stockholders' equity:
    Preferred stock, $.10 par value,
      10,000,000 shares, none issued and outstanding        --           --
    Common stock, $.01 par value; authorized 60,000,000
      shares, issued 19,615,381 and 17,409,584 shares,
      respectively                                         196          174
    Additional paid-in capital                         109,537       49,503
    Retained earnings                                  109,074       86,022
    Less common stock held in treasury at cost,
      2,302,898 shares                                 (17,757)     (17,757)
    Accumulated other comprehensive earnings                18           18
                                                       -------      -------
      Total stockholders' equity                       201,068      117,960
                                                       -------      -------
                                                     $ 247,008      229,093
                                                       =======      =======


     See accompanying notes to condensed consolidated financial statements.

                                    3 of 15

                              REHABCARE GROUP, INC.
                  Condensed Consolidated Statements of Earnings
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                      2001       2000          2001     2000
                                      ----       ----          ----     ----
Operating revenues               $  140,434    115,820       408,029   329,474
Costs and expenses:
   Operating expenses               100,624     82,698       290,882   234,563
   General and administrative        23,898     20,197        70,552    57,823
   Depreciation and amortization      2,393      1,775         6,841     4,913
                                    -------    -------       -------   -------
     Total costs and expenses       126,915    104,670       368,275   297,299
                                    -------    -------       -------   -------
     Operating earnings              13,519     11,150        39,754    32,175
Interest income                         107         28           243       136
Interest expense                       (218)    (1,206)       (1,646)   (3,858)
Other income (expense)                  (52)        30           (44)       58
                                    -------    -------       -------   -------
Earnings before income taxes         13,356     10,002        38,307    28,511
Income taxes                          5,314      3,995        15,255    11,349
                                    -------    -------       -------   -------
     Net earnings                $    8,042      6,007        23,052    17,162
                                    =======    =======       =======   =======

Net earnings per common share:
     Basic                       $      .47        .41          1.39      1.20
                                    =======    =======       =======   =======
     Diluted                     $      .44        .36          1.28      1.08
                                    =======    =======       =======   =======

Weighted average number of
   common shares outstanding:
     Basic                           17,274     14,828        16,590    14,254
                                    =======    =======       =======   =======
     Diluted                         18,440     16,538        17,989    15,860
                                    =======    =======       =======   =======


     See accompanying notes to condensed consolidated financial statements.

                                    4 of 15

                              REHABCARE GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                            2001       2000
                                                            ----       ----
Cash flows from operating activities:
   Net earnings                                          $ 23,052     17,162
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation and amortization                       6,841      4,913
        Provision for losses on accounts receivable         3,378      2,581
        Income tax benefit realized on employee
           stock option exercises                           6,213      1,416
        Change in assets and liabilities:
           Deferred compensation                              251        103
           Accounts receivable, net                       (14,091)   (13,664)
           Prepaid expenses and other current assets       (1,395)       147
           Other assets                                      (165)      (969)
           Accounts payable and accrued expenses           (1,710)      (459)
           Accrued salaries and wages                         375      4,945
           Income taxes payable and deferred                3,403     (2,067)
                                                          -------    -------
               Net cash provided by
               operating activities                        26,152     14,108
                                                          -------    -------
Cash flows from investing activities:
   Purchase of marketable securities                         (851)      (696)
   Proceeds from sale/maturities of marketable securties      402        166
   Additions to equipment and leasehold improvements, net  (6,916)    (4,257)
   Deferred contract costs                                   (308)      (923)
   Cash paid in acquisition of businesses,
     net of cash received                                      --     (7,874)
   Other                                                     (937)      (793)
                                                          -------    -------
               Net cash used in investing activities       (8,610)   (14,377)
                                                          -------    -------
Cash flows from financing activities:
   Proceeds from long-term debt                                --     43,700
   Repayments on long-term debt                           (64,973)   (46,273)
   Proceeds from sale of common stock, net                 49,447         --
   Exercise of stock options                                4,396      4,142
                                                          -------    -------
               Net cash (used in) provided by
                  financing activities                    (11,130)     1,569
                                                          -------    -------
               Net increase in cash and cash
                  equivalents                               6,412      1,300

Cash and cash equivalents at beginning of period            7,942        738
                                                          -------    -------
Cash and cash equivalents at end of period               $ 14,354      2,038
                                                          =======    =======


     See accompanying notes to condensed consolidated financial statements.

                                    5 of 15

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
         Three and Nine Month Periods Ended September 30, 2001 and 2000
                                   (Unaudited)


Note 1. - Basis of Presentation
-------------------------------

     The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. There are no other components of comprehensive income other than the Company's consolidated net income for the three months and nine months ended September 30, 2001 and 2000. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

                                    6 of 15


Note 2. - Earnings per Share
----------------------------

The following table sets forth the computation of basic and diluted earnings per share:
                                     Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                        2001      2000         2001      2000
                                        ----      ----         ----      ----
                                      (in thousands, except per share data)
Numerator:

Numerator for basic earnings
   per share - earnings available
   to common stockholders
   (net earnings)                   $    8,042     6,007      23,052     17,162

Effect of dilutive securities -
   after-tax interest on convertible
   subordinated promissory notes           --        --         --           28
                                        ------    ------      ------     ------

Numerator for diluted earnings per
   share - earnings available to
   common stockholders after assumed
   conversions                      $    8,042     6,007      23,052     17,190
                                       =======   =======     =======    =======
Denominator:

Denominator for basic earnings per
   share - weighted-average shares
   outstanding                          17,274    14,828      16,590     14,254

Dilutive effect of stock options         1,166     1,710       1,399      1,606
                                        ------   -------     -------    -------
Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions       18,440    16,538      17,989     15,860
                                       =======   =======     =======    =======
Basic earnings per share            $      .47       .41        1.39       1.20
                                       =======   =======     =======    =======
Diluted earnings per share          $      .44       .36        1.28       1.08
                                       =======   =======     =======    =======



Note 3. - Industry Segment Information
--------------------------------------

     The Company operates in two product lines that are managed separately based on fundamental differences in operations: temporary healthcare staffing services and physical rehabilitation program management services. Physical rehabilitation program management includes inpatient programs (including acute rehabilitation and skilled nursing units), contract therapy programs and outpatient therapy programs. All of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months and nine months ended September 30, 2001 and 2000 in each industry segment is as follows:



                                    7 of 15

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                         2001       2000       2001      2000
                                         ----       ----       ----      ----
                                                (dollars in thousands)
Revenues from Unaffiliated Customers
------------------------------------
Healthcare staffing                   $  79,926     68,035    232,274   189,533
Program management:
   Inpatient                             30,846     29,686     92,662    89,485
   Contract therapy                      17,700      7,594     45,095    20,449
   Outpatient                            11,962     10,505     37,998    30,007
                                        -------    -------    -------   -------
      Program management subtotal        60,508     47,785    175,755   139,941
                                        -------    -------    -------   -------
            Total                     $ 140,434    115,820    408,029   329,474
                                        =======    =======    =======   =======

Operating Earnings*
-------------------
Healthcare staffing                   $   3,670      3,920     10,417     9,278
Program management:
   Inpatient                              6,575      4,929     19,233    15,790
   Contract therapy                       1,849        740      4,873     1,896
   Outpatient                             1,425      1,561      5,231     5,211
                                        -------    -------    -------   -------
      Program management subtotal         9,849      7,230     29,337    22,897
                                        -------    -------    -------   -------
            Total                     $  13,519     11,150     39,754    32,175
                                        =======    =======    =======   =======

Total Assets
------------
Healthcare staffing                   $ 110,196    102,992    110,196   102,992
Program management:
   Inpatient                             75,750     57,840     75,750    57,840
   Contract therapy                      30,517     21,677     30,517    21,677
   Outpatient                            30,545     31,176     30,545    31,176
                                        -------    -------    -------   -------
      Program management subtotal       136,812    110,693    136,812   110,693
                                        -------    -------    -------   -------
            Total                     $ 247,008    213,685    247,008   213,685
                                        =======    =======    =======   =======

Depreciation and Amortization
-----------------------------
Healthcare staffing                   $     836        729      2,427     2,027
Program management:
   Inpatient                                898        756      2,680     2,069
   Contract therapy                         282         99        703       287
   Outpatient                               377        191      1,031       530
                                        -------    -------    -------   -------
      Program management subtotal         1,557      1,046      4,414     2,886
                                        -------    -------    -------   -------
            Total                     $   2,393      1,775      6,841     4,913
                                        =======    =======    =======   =======

Capital Expenditures
--------------------
Healthcare staffing                   $     238        559      1,207     1,915
Program management:
   Inpatient                              1,625        778      4,744     2,211
   Contract therapy                         392         95        601       152
   Outpatient                                85         --        364        46
                                        -------    -------    -------   -------
      Program management subtotal         2,102        873      5,709     2,409
                                        -------    -------    -------   -------
            Total                     $   2,340      1,432      6,916     4,324
                                        =======    =======    =======   =======


* Operating earnings for the three months and nine months ended September 30, 2000 have been adjusted to reflect the corporate expense allocation methodology utilized in the current year.

                                    8 of 15

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

Results of Operations
---------------------

     The Company provides temporary healthcare staffing and physical rehabilitation program management services for hospitals, nursing homes and other long-term care facilities. The Company derives its revenue from two product line segments: temporary healthcare staffing services and physical rehabilitation program management services. Our physical rehabilitation program management services include inpatient programs (including acute rehabilitation and skilled nursing units), contract therapy programs and outpatient therapy programs.

                                             Three Months Ended    Nine Months Ended
                                                September  30,       September  30,
                                                2001     2000        2001     2000
                                                ----     ----        ----     ----
Operating Statistics:
Healthcare staffing:
  Average number of staffing offices              110       90        107        86
  Weeks worked                                 60,292   57,803    181,619   164,920
  Average revenue per week worked             $ 1,326   $1,177    $ 1,279   $ 1,149

Program management:
   Inpatient (acute rehabilitation and
      skilled nursing):
   Average number of programs                   135.6    137.4      136.8     135.1
   Average admissions per program                99.1     92.7      296.9     279.7
   Average bed capacity                         2,696    2,683      2,710     2,644
   Average billable length of stay (days)        13.7     13.9       13.7      14.1
   Billable patient days served               183,355  176,801    555,257   533,057
   Admissions                                  13,433   12,742     40,615    37,791
   Average daily billable census                1,993    1,922      2,034     1,945
   Average billable occupied beds per program    14.7     14.0       14.9      14.4
   Total programs in operation at end of period   139      139        139       139

   Contract therapy:
   Average number of locations                  259.7    160.5      235.0     146.6
   Number of locations at end of period           270      163        270       163
   Average revenue per location               $68,163  $47,312   $190,918  $139,358

   Outpatient programs:
   Average number of programs                    60.2     53.0       62.5      49.1
   Patient visits                             345,962  294,462  1,091,650   830,661
   Units of service                           991,643  812,084  3,129,469 2,296,624
   Average units of service
   per program                                 16,473   15,322     50,072    46,774
   Total programs in operation at end of
   period                                          59       64         59        64

Three Months Ended  September 30, 2001 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 2000
--------

     Operating revenues during the third quarter 2001 increased by $24.6 million, or 21.3%, to $140.4 million as compared to the third quarter of 2000. The September 15, 2000 acquisition of DiversiCare Rehab Services, Inc. ("DiversiCare") accounted for 5.7% of the net increase, or $1.4 million.

     Staffing revenue increased by 17.5% from $68.0 million in the third quarter of 2000 to $79.9 million in the third quarter of 2001, reflecting a 4.3% increase in weeks worked from 57,803 to 60,292 and a 12.7% increase in average revenue per week worked to $1,326. Operating earnings for the staffing division were $3.7 million, a 6.4% decrease over the $3.9 million earned in the third quarter of 2000 (prior period was adjusted for current year corporate expense allocation methodology).

                                    9 of 15

     Inpatient program revenue increased by 3.9% from $29.7 million in the third quarter of 2000 to $30.8 million in the third quarter of 2001. A 5.0% increase in the average daily billable census per inpatient program from 14.0 to 14.7, offset by a 1.3% decrease in the average number of inpatient programs managed from 137.4 to 135.6, resulted in a 3.7% increase in billable patient days to 183,355. The increase in billable census per program for inpatient programs is primarily attributable to a 6.9% increase in average admissions per program from
92.7 to 99.1, offset by a 1.4% decrease in the average length of stay to 13.7. Operating earnings for the inpatient division increased by 33.4% to $6.6 million in the third quarter of 2001, compared to $4.9 million in the third quarter of 2000 (prior period was adjusted for current year corporate expense allocation methodology).

     Contract therapy revenue increased by 133.1% from $7.6 million in the third quarter of 2000 to $17.7 million in the third quarter of 2001, reflecting a 61.8% increase in the average number of contract therapy locations managed from
160.5 to 259.7, and a 44.1% increase in average revenue per location to $68,163. Operating earnings for the contract therapy division were $1.8 million in the third quarter of 2001, a $1.1 million increase from the $740,000 in operating earnings for the third quarter of 2000 (prior period was adjusted for current year corporate expense allocation methodology).

     Outpatient revenue increased by 13.9% from $10.5 million in the third quarter of 2000 to $12.0 million in the third quarter of 2001, reflecting $1.4 million from the September 15, 2000 acquisition of DiversiCare. A 7.5% increase in units of service per program from 15,322 in the third quarter of 2000 to 16,473 in the third quarter of 2001 was offset by a decrease in the average number of outpatient programs managed from 50.7 to 49.1 (excluding 2.3 and 11.1 from DiversiCare) and a 6.8% decrease in average revenue per unit of service. Operating earnings from the outpatient division were $1.4 million in the third quarter of 2001, an 8.7% decrease compared to the $1.6 million earned in the third quarter of 2000 (prior period was adjusted for current year corporate expense allocation methodology).

     Operating expenses for the three months ended September 30, 2001 increased by $17.9 million, or 21.7%, to $100.6 million as compared to the three months ended September 30, 2000. The DiversiCare acquisition accounted for approximately 6.2% of the net increase. The remaining increase in operating expenses is attributable to a 4.3% increase in the number of weeks worked by travel and per diem staffing and a 61.8% increase in the average number of contract therapy locations. Inpatient operating expenses in the third quarter of 2001 were comparable to the operating expenses in the third quarter of 2000, while patient days increased 3.7% to 183,355. Outpatient operating expenses (excluding DiversiCare) for the three months ended September 30, 2001 were also comparable to the three months ended September 30, 2000 as units of service increased 11.0% from 793,907 to 881,388 (excluding DiversiCare units of service of 18,177 and 110,255, respectively).

     General and administrative expenses as a percentage of revenue decreased from 17.4% in the third quarter of 2000 to 17.0% in the third quarter of 2001 as a result of the consolidation of certain corporate office functions. General and administrative expenses increased by $3.7 million, or 18.3% from $20.2 million in the third quarter of 2000 to $23.9 million in the third quarter of 2001, reflecting increases in corporate office expenses as well as marketing, business development, operations and professional services in support of the increase in outpatient programs, contract therapy locations managed and per diem staffing offices operated, plus the addition of general and administrative expenses from the DiversiCare acquisition.

                                    10 of 15

     Depreciation and amortization increased $618,000 reflecting an increase in goodwill from acquisitions and depreciation on equipment purchased, plus the change in goodwill amortization period from 40 years to 25 years, effective prospectively on January 1, 2001 on the acquisitions of Physical Therapy Resources, Inc., Team Rehab, Inc./Moore Rehabilitation Services, Inc.; RehabUnlimited, Inc/Cimarron Health Care, Inc. Rehabilitative Care Systems of America, Inc.; Therapeutic Systems, Inc.; Salt Lake Physical Therapy Associates, Inc.; AllStaff, Inc.; and DiversiCare Rehab Services, Inc. The amortization periods for the acquisitions of Advanced Rehabilitation Resources, Inc,; Healthcare Staffing Solutions, Inc,; StarMed Staffing, Inc.; and eai Healthcare Staffing Solutions, Inc., which had businesses that were more national in scope, remain at 40 years. See discussion of Financial Accounting Standards Board
(FASB) Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets" under "New Accounting Pronouncements".

     Interest expense decreased $1.0 million, primarily reflecting the repayment of $49.5 million of debt as a result of the March 20, 2001 publicly underwritten equity offering and the repayment of $15.5 million of debt as a result of cash generated from operations.

     Earnings before income taxes increased by $3.4 million, or 33.5%, from $10.0 million in the third quarter of 2000 to $13.4 million in the third quarter of 2001. The provision for income taxes for 2001 was $5.3 million compared to $4.0 million in 2000, reflecting effective income tax rates of 39.8% and 39.9%, respectively. Net earnings increased by $2.0 million, or 33.9%, to $8.0 million from $6.0 million in 2000. Diluted earnings per share increased by 22.2% to $.44 from $.36 on an 11.5% increase in the weighted-average shares outstanding. The increase in weighted-average shares outstanding is attributable primarily to 1.5 million shares issued in the publicly underwritten equity offering, stock option grants and exercises and the increase in the dilutive effect of stock options as a result of an increase in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2000
----

     Operating revenues during the first nine months 2001 increased by $78.6 million, or 23.8%, to $408.0 million as compared to the first nine months of 2000. The September 15, 2000 acquisition of DiversiCare accounted for 6.9% of the net increase, or $5.5 million.

     Staffing revenue increased by 22.6% from $189.5 million in the first nine months of 2000 to $232.3 million in the first nine months of 2001, reflecting a 10.1% increase in weeks worked from 164,920 to 181,619 and an 11.3% increase in average revenue per week worked to $1,279. Operating earnings for the staffing division were $10.4 million, a 12.3% increase over the $9.3 million earned in the first nine months of 2000 (prior period was adjusted for current year corporate expense allocation methodology).

     Inpatient program revenue increased by 3.6% from $89.5 million in the first nine months of 2000 to $92.7 million in the first nine months of 2001. A 1.3% increase in the average number of inpatient programs managed from 135.1 to 136.8, and a 3.2% increase in the average daily billable census per inpatient program from 14.4 to 14.9 resulted in a 4.2% increase in billable patient days to 555,257. The increase in billable census per program for inpatient programs is primarily attributable to a 6.1% increase in average admissions per program from 279.7 to 296.9 offset by a 3.1% decrease in the average length of stay to
13.7. The increase in patient days was offset by a 0.6% decrease in the average per diem billing rates. Operating earnings for the inpatient division increased by 21.8% to $19.2 million in the first nine months of 2001, compared to $15.8 million in the first nine months of 2000 (prior period was adjusted for current year corporate expense allocation methodology).

                                    11 of 15

     Contract therapy revenue increased by 120.5% from $20.4 million in the first nine months of 2000 to $45.1 million in the first nine months of 2001, reflecting a 60.3% increase in the average number of contract therapy locations managed from 146.6 to 235.0, and a 37.0% increase in average revenue per location. Operating earnings for the contract therapy division were $4.9 million in the first nine months of 2001, a $3.0 million increase from the $1.9 million in operating earnings for the first nine months of 2000 (prior period was adjusted for current year corporate expense allocation methodology).

     Outpatient revenue increased by 26.6% from $30.0 million in the first nine months of 2000 to $38.0 million in the first nine months of 2001, reflecting $5.5 million from the September 15, 2000 acquisition of DiversiCare, an increase in the average number of outpatient programs managed from 49.1 to 62.5 (including a net increase of 11.9 from DiversiCare) and a 7.0% increase in units of service per program. Operating earnings from the outpatient division were $5.2 million in the first nine months of 2001, a 0.4% increase compared to the operating earnings earned in the first nine months of 2000 (prior period was adjusted for current year corporate expense allocation methodology).

     Operating expenses for the nine months ended September 30, 2001 increased by $56.3 million, or 24.0%, to $290.9 million as compared to the nine months ended September 30, 2000. The DiversiCare acquisition accounted for approximately 7.0% of the net increase. The remaining increase in operating expenses is attributable to a 10.1% increase in the number of weeks worked by travel and per diem staffing, a 60.3% increase in the average number of contract therapy locations, a 21.2% increase in outpatient units of service (excluding 349,336 units of service from DiversiCare), and a 1.3% increase in the average number of inpatient programs.

     General and administrative expenses as a percentage of revenue decreased from 17.6% in the first nine months of 2000 to 17.3% in the first nine months of 2001 as a result of the consolidation of certain corporate office functions. General and administrative expenses increased by $12.7 million, or 22.0% from $57.8 million in the first nine months of 2000 to $70.6 million in the first nine months of 2001, reflecting increases in corporate office expenses as well as marketing, business development, operations and professional services in support of the increase in outpatient programs, contract therapy locations managed and per diem staffing offices operated, plus the addition of general and administrative expenses from the DiversiCare acquisition.

     Depreciation and amortization increased by $1.9 million reflecting an increase in goodwill from acquisitions and depreciation on equipment purchased, plus the change in goodwill amortization period from 40 years to 25 years, effective prospectively on January 1, 2001 on certain acquisitions as previously disclosed in the three month operating results. See discussion of Statement No. 142, "Goodwill and Other Intangible Assets" under "New Accounting Pronouncements".

     Interest expense decreased $2.2 million primarily reflecting the repayment of $49.5 million in debt as a result of the March 20, 2001 publicly underwritten equity offering and the repayment of $15.5 million of debt as a result of cash generated from operations.

     Earnings before income taxes increased by $9.8 million, or 34.4%, from $28.5 million in the first nine months of 2000 to $38.3 million in the first nine months of 2001. The provision for income taxes for 2001 was $15.3 million compared to $11.3 million in 2000, reflecting effective income tax rates of 39.8% for each period. Net earnings increased by $5.9 million, or 34.3%, to $23.1 million from $17.2 million in 2000. Diluted earnings per share increased by 18.5% to $1.28 from $1.08 on a 13.4% increase in the weighted-average shares outstanding. The increase in weighted-average shares outstanding is attributable primarily to the secondary equity offering, stock option grants and exercises and the increase in the dilutive effect of stock options as a result of an increase in the average market price of the Company's stock relative to the underlying exercise prices of outstanding options.

                                    12 of 15

Liquidity and Capital Resources
-------------------------------

     As of September 30, 2001, the Company had $17.4 million in cash and short-term investments and a current ratio, the amount of current assets divided by current liabilities, of 3.1 to 1. Working capital increased by $17.3 million to $81.5 million as of September 30, 2001, compared to $64.2 million as of December 31, 2000. The increase in working capital is primarily due to capital generated from operations and the exercise of stock options.

     Net accounts receivable were $94.7 million at September 30, 2001, compared to $84.0 million at December 31, 2000. The number of days' average net revenue in net receivables was 61.5 at September 30, 2001 compared to 63.8 at December 31, 2000. This decrease was the result of the consolidation of our financial back office that commenced during the fourth quarter of 2000, the implementation of new financial software enabling improved tracking of receivables and payables, and the vigilance of our billing and collections team.

     The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital, capital expenditures, internal business expansion and debt service requirements. The Company expects to meet its future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $125.0 million revolving line of credit with no balance outstanding as of September 30, 2001.

New Accounting Pronouncements
-----------------------------

     In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 142 will require that goodwill with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142.


     The Company is required to adopt the provisions of Statement No. 141 immediately and Statement No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful live that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $101.0 million which will be subject to the transition provisions of Statements No. 141 and No. 142. Amortization expense related to goodwill was approximately $2.9 million and $2.5 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements No. 141 and No. 142, it is not practicable to reasonably estimate whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. Management does not expect Statement No. 141 to have a material effect on the consolidated financial statements. Management does expect Statement No. 142 to result in the elimination of amortization of goodwill from previous acquisitions in the amount of $3.6 million pre-tax in 2002.

     In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Statement No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 is intended to establish one accounting model for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company will adopt Statement No. 144 on January 1, 2002. Management does not expect Statement No. 144 to have a material effect on the consolidated financial statements.

                                    13 of 15

Part II. - Other Information
----------------------------


Item 1 - Legal Proceedings
--------------------------

     The Company has recently reached an agreement with the United States Department of Labor under which the Company will conduct a self-audit of the overtime practices for temporary employees of its staffing division for the period from January 1, 1998 to October 26, 2001. In order to implement the agreement, the Department of Labor recently filed suit against the Company and certain of its subsidiaries in federal court in St. Louis, Missouri and a pre-negotiated order was approved by the court on November 2, 2001. Pursuant to the order, the Company has commenced the process of determining whether any present or former temporary employee is owed any additional overtime wages that had not previously been paid. The agreement arose out of an earlier audit on selected staffing branch offices by the Department of Labor. The suit serves to bar multiple future suits on the overtime wage issue by the persons covered by the order. Management cannot predict with any certainty at this time the total amount of unpaid overtime that the Company will be required to pay to employees and former employees pursuant to the self-audit.

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



                                                    REHABCARE GROUP, INC.

November 9, 2001

                                              By         Gregory J. Eisenhauer
                                              ---------------------------------
                                                         Gregory J. Eisenhauer
                                                     Senior Vice President and
                                                       Chief Financial Officer


                                              By             James M. Douthitt
                                              --------------------------------
                                                             James M. Douthitt
                                                     Senior Vice President and
                                                      Chief Accounting Officer


                                    15 of 15