Form 10-K
period 2001-12-31
REHABCARE GROUP INC
filed 2002-03-15
CIK 812191

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Securities registered pursuant                     Name of Exchange
to Section 12(b) of the Act:                       on which registered:
Common Stock, par value $.01 per share             New York Stock Exchange
Preferred Stock Purchase Rights                    New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of voting stock held by non-affiliates of Registrant at March 8, 2002 was $415,043,191. At March 8, 2002, the Registrant had 17,359,341 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of this Annual Report on Form 10-K incorporates by reference information contained in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2001.

     Part III of this Annual Report on Form 10-K incorporates by reference information contained in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 1, 2002.


================================================================================

                                     PART I

ITEM 1.  BUSINESS


Overview of Our Company

     RehabCare Group, Inc., a Delaware corporation, is a leading provider of temporary healthcare staffing and therapy program management for hospitals and long-term care facilities. From the 112 supplemental healthcare staffing branches of our StarMed Staffing Group, we provide temporary placement of nurses and other healthcare professionals on a supplemental basis using locally-based personnel. We also provide traveling nurses from the tele-recruiting offices of our healthcare travel staffing division generally on a 13-week basis. Our therapy program management business consists of the management of 109 hospital-based inpatient acute rehabilitation units and 25 hospital-based inpatient skilled nursing units, 56 hospital-based and satellite outpatient therapy programs and 305 contract therapy programs with long-term care facilities. For the year ended December 31, 2001, we had net operating revenues of $542.3 million and operating earnings, excluding $9.0 million of non-recurring charges, of $45.9 million. During this period, we earned 56.2% of our net operating revenues from our healthcare staffing business and 43.8% from our therapy program management business.

     The terms "RehabCare," "our company," "we" and "our" as used herein refer to "RehabCare Group, Inc."

Industry Overview

     As a provider of temporary healthcare staffing and therapy program management services, our revenues and growth are affected by trends and developments in healthcare spending. The U.S. Centers for Medicare and Medicaid Services estimated that in 2000 total healthcare expenditures in the United States grew by 7.0% to $1.3 trillion. It projected that total healthcare spending in the United States would grow by 8.6% in 2001 and by an average of 7.1% annually from 2002 through 2010. According to these estimates, healthcare expenditures will increase by nearly $1.3 trillion in the next decade and, by 2010, will account for approximately $2.6 trillion, or 15.9% of the United States gross domestic product.

     Demographic considerations also affect long-term growth projections for healthcare spending. According to the U.S. Census Bureau, there are approximately 35 million Americans aged 65 or older in the United States today, who comprise approximately 12.7% of the total United States population. By the year 2030, the number of Americans aged 65 or older is expected to climb to 70.3 million, or 20.0%, of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years or older is also expected to increase from 4.3 million to 8.9 million by the year 2030.

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

     Temporary Healthcare Staffing. The temporary healthcare staffing industry provides staffing of nurses, physicians and other allied healthcare professionals such as physical and occupational therapists, speech/language pathologists, respiratory therapists, radiologic technicians, advanced practice professionals, pharmacists, and medical and surgical specialized technicians. The temporary healthcare staffing industry is primarily comprised of the following three services:


     o Supplemental Staffing. Supplemental staffing comprises the majority of all temporary healthcare staffing and involves placement of locally-based healthcare professionals on very short-term assignments, often for daily shift work. Supplemental staffing often involves very short advance notice of assignments by the client.

     o Travel Staffing. Travel staffing involves placement of healthcare professionals on a contracted, fixed-term basis on assignments which may run several weeks to a year, but are generally 13 weeks long. The healthcare professional temporarily relocates to the assignment. The staffing company is responsible for providing arrangements for travel, housing, licensure and credentialing.

     o Placement and Search. Placement and search relates to position-specific searches for specialized healthcare professionals to fill open positions on a permanent basis. Search firms offer a range of placement and search services on both a retainer and contingency basis.

     Most temporary healthcare staffing companies will specialize in one of the three services set forth above. We currently offer all three services.

     The Staffing Industry Report, an independent staffing industry publication, estimated that revenues in the United States for all temporary staffing services were $84.8 billion in 2000. The temporary healthcare staffing segment accounted for approximately $7.2 billion of revenues in 2000, and was expected to grow by approximately 21% in 2001 and 22% in 2002. We believe that the demand for temporary healthcare staffing services will continue to increase due to various factors including:

     o Changes in the Healthcare Payment System. As healthcare expenditures in the United States have continued to increase, healthcare providers have experienced increased cost reduction pressures as a result of managed care and the implementation of prospective payment systems and other changes in Medicare reimbursement. The need to control costs has forced many healthcare providers to re-evaluate their staffing policies and seek more efficient labor management techniques, including the use of temporary employees to enhance flexibility and reduce costs by transforming a portion of their labor costs from fixed to variable.

     o Shortages in Available Healthcare Professionals. Increasing demand for temporary healthcare professionals and shifts in the labor market have resulted in shortages in the availability of qualified nurses and many allied healthcare personnel. A recent study published in The Journal of the American Medical Association estimates that based on current trends approximately 1,754,000 registered nurses will be needed in the United States by 2020, but only 635,000 registered nurses will be available. The same study found that from 1983 to 1998 the average age of working registered nurses increased from 37 to 42 years. Within the next ten years, the average age of registered nurses is forecasted to be 45.4 years, with more than 40% of the registered nurse workforce expected to be 50 years old or older. Further, a recent report by the American Association of Colleges of Nursing indicates that enrollments in undergraduate nursing programs decreased by 2.2% in 2000. Nurse graduation rates have declined 19% from 1995 to 2000. In addition to the shortage of available nurses, changes in healthcare and the trend toward temporary staffing have resulted in shortages of various allied healthcare professionals, including radiologic laboratory and other specialized technicians, pharmacists, physician assistants, nurse anesthetists, transcriptionists, reimbursement specialists, patient account representatives and medical clerical personnel.

     Therapy Program Management. The growth of managed care and its focus on cost control has encouraged healthcare providers to provide quality care at the lowest cost possible. While generally less aggressive than managed care, Medicare and Medicaid incentives have also driven declines in inpatient days per admission. In many cases, patients are treated initially in the higher cost, acute-care hospital setting; after their condition has stabilized, they are either moved to a lower cost facility, such as a skilled nursing unit, or are discharged to their home. Thus, while hospital inpatient admissions have continued to grow, the number of inpatient days per admission has declined. According to the American Hospital Association, the aggregate number of inpatient days declined at an annual rate of 1.6%, from 215.9 million in 1993 to
192.4 million in 2000.

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

     By outsourcing services, healthcare providers are able to:

     o Utilize Unused Space. Inpatient services help hospitals utilize empty wings of their facilities, which enables them to recover the cost of capital investment and overhead associated with the space.

     o Increase Volumes. Patients who are discharged from an intensive care unit or medical/ surgical bed and need acute rehabilitation or skilled nursing care, and who in the past would have otherwise been referred to other venues for treatment, can now remain in the hospital setting. This allows hospitals to capture revenues that would otherwise be realized by another provider. Upon discharge, patients can return for outpatient care, adding additional revenues for the provider. By offering new services, the hospital also attracts new patients.

     o Sign Agreements with Managed Care Organizations. We believe managed care organizations prefer to sign contracts covering both acute rehabilitation, skilled nursing services and outpatient therapy with one entity rather than several separate, often unrelated entities. Program managers provide patient evaluation systems that collect data on patients in each of their units showing the degree of improvement and the related costs from the time the patient is admitted to the unit through the time of discharge. This is an important feature to managed care organizations in controlling their costs while assuring appropriate outcomes. Program managers may often have the ability to capture and analyze this information from a large number of acute rehabilitation and skilled nursing units to improve clinical care, which an individual hospital could not do on its own without a substantial investment in specialized systems. Becoming part of a managed care network helps the hospital attract physicians, and in turn, attract more patients to the hospital.

     o Increase Cost Control. Because of their extensive experience in their product line, program managers can offer pricing structures that effectively control a healthcare provider's financial risk related to the service provided. For hospitals and other providers that utilize program managers, the result is often lower average cost than that of self-managed programs. As a result, the facility is able to increase its revenues without having to increase administrative staff or incur other fixed costs.

     o Obtain Reimbursement Advice. Program managers may employ reimbursement specialists who are available to assist client hospitals in interpreting complicated regulations, a highly valued service in the changing healthcare environment.

     o    Improve  Clinical  Quality.   National  program  managers  focused  on
          rehabilitation are able to develop and employ best practices, which benefit client hospitals.

     Of the approximately 5,000 general acute-care hospitals in the United States, an estimated 900 hospitals operate inpatient acute rehabilitation units, of which we estimate only approximately 150 currently outsource acute rehabilitation program management services. We currently have therapy program management contracts with 109 of those hospitals that outsource acute rehabilitation unit management services.

Overview of Our Business Lines

     Our business is divided into two main business segments: temporary healthcare staffing and therapy program management. Our temporary healthcare staffing business encompasses placement of nurses and other healthcare professionals on either a short-term basis, ranging from one day to several weeks, an interim basis, generally 13 weeks, or a permanent basis. Our therapy program management business consists of management of hospital-based inpatient acute rehabilitation and skilled nursing units, outpatient therapy programs and contract therapy programs. The following table summarizes the type of services we offer and their benefits to our clients.

       Business Line          Description of Service      Benefits to Client
       -------------          ----------------------      ------------------
Temporary Healthcare        Placement of temporary     Enables the client to
Staffing                    healthcare professionals   manage fixed labor
                            in hospitals and           costs, turnover,
                            long-term care facilities  vacation, maternity and
                            for one day to thirteen    other temporary staffing
                            week assignments.          needs.
Therapy Program Management

      Inpatient

        Acute               High acuity                Utilizes formerly idle
        Rehabilitation      rehabilitation for         space and affords the
        Units:              conditions such as         client the ability to
                            stroke, hip replacement    offer specialized
                            and head injury.           clinical rehabilitation
        Skilled Nursing                                services to patients who
        Units:              Lower acuity               might otherwise be
                            rehabilitation but often   discharged to a setting
                            more medically complex     outside the client's
                            than acute rehabilitation  facility.
                            units for conditions such
                            as stroke, cancer, heart
                            failure, burns and wounds.

      Outpatient            Outpatient therapy         Helps bring patients
                            programs for               into the client's
                            hospital-based and         facility and helps the
                            satellite programs         client compete with
                            (primarily sports and      freestanding clinics.
                            work-related injuries).

      Contract Therapy      Therapy services in        Affords the client the
                            long-term care facilities  ability to fulfill the
                            under management.          recurring need for
                                                       therapists on a
                                                       full-time or part-time
                                                       basis, especially for
                                                       clients whose operations
                                                       do not warrant a
                                                       full-time therapist.
                                                       Offers the client a
                                                       better opportunity to
                                                       improve the quality of
                                                       the programs.

     Financial  information  about each of our business segments is contained in
Note 12 to the "Notes to Consolidated  Financial  Statements"  beginning on page
45.

     We offer our portfolio of temporary healthcare staffing and therapy program management services to a highly diversified customer base. We serve healthcare staffing clients in all 50 states and our therapy program management business currently manages units and programs in 41 states. The following table summarizes by geographic region the locations of our healthcare staffing branches and therapy program management clients as of December 31, 2001:

                                              Therapy Program Management
                                              --------------------------
                                                     Acute
                                                   Rehabili-
                                                    tation/
                                        Healthcare  Skilled Outpatient Contract
                                         Staffing   Nursing   Therapy   Therapy
Geographic Region                        Branches    Units   Programs  Programs
-----------------                        --------    -----   --------  --------
Northeast Region ...................         9       16/2        7         10
(CT, DE, MA, MD, ME, NH, NJ, NY, PA, RI, VT)
Southeast Region....................        32       15/6       20         44
(AL, FL, GA, KY, MS, NC, SC, TN, VA, WV)
North central Region................        26       26/6        7         79
(IA, IL, IN, MI, MN, ND, NE, OH, SD, WI)
Mountain Region.....................        10        2/1        2          3
(AZ, CO, ID, MT, NM, NV, UT, WY)
South central Region................        19       42/7       18        132
(AR, KS, LA, MO, OK, TX)
Western Region......................        16        8/3        2         37
(AK, CA, HI, OR, WA)................       ___     ______       __        ___
   Total............................       112     109/25       56        305

     Temporary Healthcare Staffing Services

     Our StarMed Staffing Group meets a critical need of supplying nurses, nurse assistants and other medical staff to hospitals and nursing homes in communities across the United States, helping healthcare facilities operate to the optimal level of staffing for their ever-changing patient population. Additionally, we assist healthcare facilities in alleviating pressures of the nationwide nursing shortage, as demand for nurse staffing far exceeds supply. We introduced temporary healthcare staffing to our portfolio of services in 1996. Initially focusing on recruiting traveling physical and occupational therapists and speech/language pathologists for hospitals and long-term care facilities, we added traveling and supplemental nurses in 1998 and other allied healthcare personnel in 1999.

     Supplemental Staffing Operations. Our supplemental staffing operations provide nurses, nurse assistants and other allied healthcare staff to hospitals and other healthcare facilities on short-term assignments, typically ranging from one day to several weeks. As of December 31, 2001, we operated 112 healthcare staffing branches throughout the United States. A typical staffing branch consists of approximately 1,000 square feet of leased space. A branch director and a recruiter are initially hired to manage the branch. As the branch matures, measured by number of weeks worked the branch has placed, new recruiters, marketers and clerical staff are added to support growth. We believe that the benefits program we provide for our temporary staff differentiates us from many other companies in the industry. These benefits include direct deposit, next-day pay, 401(k) plan, flexible assignments, vacation pay, continuing education reimbursements, health insurance, sign-on bonuses, referral bonuses and a uniform program. We believe another significant factor in our performance has been the quality of our personnel. Our supplemental staffing is a local business, and we believe the relationships that our branch managers and our placement and recruiting professionals have with our clients have been a significant contributor to the continued success of our supplemental staffing operations.

     Our supplemental staffing growth strategy is:

     o    increasing the volumes per branch

     o    increasing the number of branches in key geographic locations;

     o diversifying the services our branches provide by furnishing both nurse staffing and other allied medical staffing at each location; and

     o    continuing  to  evaluate   acquisition   opportunities  and  executing
          acquisitions where and when appropriate.

     Travel Staffing. Our travel staffing operations place nursing, radiology and allied healthcare professionals typically on thirteen week assignments throughout the United States. We employ a staff in a central branch of placement, recruiting, housing and benefits specialists to support each traveler. The traveler is assigned a specialist who will assist the traveler through every step of the assignment. Our staff is available 24 hours a day, 7 days a week to help with any issue the traveler may have. We believe our placement specialists have one of the industry's largest databases of positions available in a wide variety of specialties in all 50 states. We also believe the benefits we offer play a critical role in a traveler's decision to choose us over our competition. Benefits include bonuses, 401(k) plan, guaranteed pay, assignment cancellation protection, direct deposit, financial success planning, health and dental insurance, housing, travel reimbursement, frequent travel program, licensing assistance, 24-hour support and continuing education.

     We  plan to  continue  to grow  our  travel  staffing  business  through  a
combination   of   controlled   internal   growth  and   selective   acquisition
opportunities.

     Therapy Program Management

     Inpatient

     Acute Rehabilitation. At our inception in 1982, our entire business consisted of management of acute rehabilitation units within general acute-care hospitals. Today, our inpatient division is a market leader in operating acute rehabilitation units in acute-care hospitals on a contract basis. We manage inpatient acute rehabilitation units in 109 hospitals for patients with diagnoses including stroke, orthopedic conditions, arthritis, spinal cord and traumatic brain injuries. Of the approximately 5,000 hospitals in the United States, an estimated 900 operate inpatient acute rehabilitation units; of which we estimate only approximately 150 currently outsource management services. We believe that as the prospective payment system is implemented in the inpatient rehabilitation environment, our acute rehabilitation division will be well positioned for internal growth. Of the approximately 4,100 acute-care hospitals that do not currently operate acute rehabilitation units, we estimate that as many as 1,000 meet our general criteria for support of acute rehabilitation units in their markets. In light of the changing reimbursement environment, we believe that there is an opportunity for internal growth to the extent that many of the 750 hospitals currently operating their own acute rehabilitation units reevaluate the efficiency of their operations and consider outsourcing management services to companies such as ours.

     We establish acute rehabilitation units in hospitals that have vacant space and unmet rehabilitation needs in their markets. We also work with hospitals that currently operate acute rehabilitation units to determine the projected level of cost savings we can deliver to them by implementing our scheduling, clinical protocol and outcome systems. In the case of hospitals that do not operate acute rehabilitation units already, we review their historical and existing hospital population, as well as the demographics of the geographic region, to determine the optimal size of the proposed acute rehabilitation unit and the potential of the new unit under our management to generate additional revenues to cover anticipated expenses. We are generally paid by our clients on the basis of a negotiated fee per patient day or fee per discharge pursuant to contracts that are typically for terms of three to five years. These contracts are generally subject to termination or renegotiation in the event the hospital experiences a material change in its reimbursement from government or other providers. An acute rehabilitation unit affords the hospital the ability to offer rehabilitation services to patients, retaining patients who might otherwise be discharged to a setting outside the hospital. A unit typically consists of 20 beds and is staffed with a program director, a physician-medical director and clinical staff which may include a psychologist, physical and occupational therapists, a speech/language pathologist, a social worker, a nurse manager, a case manager and other appropriate supporting personnel.

     Skilled Nursing Units. In 1994, the inpatient division added the skilled nursing service line in response to client requests for management services and our strategic decision to broaden our inpatient services. As of December 31, 2001, we managed 25 inpatient skilled nursing units. The unit enables patients to remain in a hospital setting where emergency needs can be met quickly as opposed to being sent to a freestanding skilled nursing facility. The unit is located within the acute-care hospital and is separately licensed as a skilled nursing unit. We are generally paid by our clients on the basis of a negotiated fee per patient day pursuant to contracts that are typically for terms of three to five years. The hospital benefits by retaining patients who would be discharged to another setting, capturing additional revenue and utilizing idle space. A skilled nursing unit treats patients who require low levels of rehabilitative care, but who have a greater need for nursing care. Patients' diagnoses are typically long-term and medically complex covering approximately 60 clinical conditions, including stroke, post-surgical conditions, pulmonary disease, cancer, congestive heart failure, burns and wounds.

     We intend to achieve continued internal growth of our inpatient services through cross-selling our services to our existing clients and generating new client relationships.

     Outpatient

     In 1993, we began managing outpatient therapy programs that provide management of therapy services to patients with work-related and sports-related illnesses and injuries, and as of December 31, 2001, we managed a total of 56 hospital-based and satellite outpatient therapy programs. We realized that the same expertise we brought to hospitals in managing their acute rehabilitation units could be modified to add value to a hospital's outpatient therapy program. An outpatient therapy program complements the hospital's occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation units and medical/surgical beds . An outpatient therapy program also attracts patients into the hospital and is conducted either on the client hospital's campus or in satellite locations controlled by the hospital. We also market our outpatient therapy management services to physician groups. Our physician-based programs are located at or in close proximity to the physician group's offices.

     We believe our management of outpatient therapy programs delivers increased productivity through our scheduling, protocol and outcome systems, as well as through productivity training for existing staff. We also provide our clients with expertise in compliance and quality assurance. The typical outpatient therapy program we manage provides services for 50 patient visits per day. The program is staffed with a program manager, four to six therapists and two to four administrative and clerical staff. We are typically paid by our clients on the basis of a negotiated fee per unit of service.

     As outpatient therapy programs remain underdeveloped at most hospitals and physician practice groups, we intend to continue to grow this line of business by signing contracts with new hospital clients and cross-selling our outpatient therapy programs to existing inpatient clients. We also intend to expand our therapy management services to additional physician groups. In addition, we will actively consider strategic acquisitions to accelerate the growth of this division.

     Contract Therapy

     In 1997, we added contract therapy management to our service offerings. Our contract therapy division manages therapy services for long-term care facilities. This program affords the client the opportunity to fulfill its recurring need for therapists on a full-time or part-time basis without the need to hire and retain full-time staff. As of December 31, 2001, we managed 305 contract therapy programs.

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

Government Regulation

     Overview. The healthcare industry is required to comply with many complex federal and state laws and regulations and is subject to regulation by a number of federal, state and local governmental agencies, including those that administer the Medicare and Medicaid programs, those responsible for the licensure of healthcare providers and facilities and those responsible for administrating and approving health facility construction, new services and high-cost equipment purchasing. The healthcare industry is also affected by federal, state and local policies developed to regulate the manner in which healthcare is provided, administered and paid for nationally and locally. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. As a result, the healthcare industry is sensitive to legislative and regulatory changes and is affected by reductions and limitations in healthcare spending as well as changing healthcare policies. Moreover, our business is impacted not only by those laws and regulations that are directly applicable to us, but also by certain laws and regulations that are applicable to our hospital, skilled nursing facility and other clients. If we fail to comply with the laws and regulations directly applicable to our business, we could suffer civil penalties, criminal penalties and/or be excluded from contracting with providers participating in Medicare, Medicaid and other federal and state healthcare programs. If our hospital, skilled nursing facility and/or other clients fail to comply with the laws and regulations applicable to their businesses, they could suffer civil penalties, criminal penalties and/or be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs, which could, indirectly, have an adverse impact on our business.

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

     A few states require that health facilities obtain state permission prior to entering into contracts for the management of their services. Some states also require that health facilities obtain state permission in the form of a certificate of need prior to constructing or modifying their space, purchasing high-cost medical equipment, or adding new healthcare services. If a certificate of need is required, the process may take up to 12 months or more, depending on the state involved. The certificate of need application may be denied if contested by a competitor or if the new facility or service is deemed unnecessary by the state reviewing agency. A certificate of need is usually issued for a specified maximum expenditure and requires implementation of the proposed improvement or new service within a specified period of time.

     Professional Licensure and Corporate Practice. Many of the healthcare professionals employed or engaged by us, including nurses and therapists, are required to be individually licensed or certified under applicable state law. We take steps to ensure that our licensed healthcare professionals possess all necessary licenses and certifications, and we believe that our nurses and therapists comply with all applicable state laws.

     In some states, business corporations such as our company are restricted from practicing therapy through the direct employment of therapists. In those states, to comply with the restrictions imposed, we either contract to obtain therapy services from an entity permitted to employ therapists, or we manage the physical therapy practice owned by licensed therapists through which the therapy services are provided.

     Staffing Agency/Business Licenses. A number of states require state licensure for businesses that, for a fee, employ and assign personnel, including healthcare personnel, to provide temporary services on-site at hospitals and other healthcare facilities to support or supplement the hospitals' or healthcare facilities' work force. A number of states also require state licensure for businesses that operate placement services for individuals attempting to secure employment. Failure to obtain the necessary licenses can result in injunctions against operating, cease and desist orders and/or fines. We endeavor to maintain all required state licenses.

     Reimbursement. Federal and state laws establishing payment methodologies and mechanisms for healthcare services covered by Medicare, Medicaid and other government healthcare programs, while applicable to our clients and not generally applicable to us, still have an indirect impact on our business.

     Medicare pays acute-care hospitals for most inpatient hospital services under a payment system known as the "prospective payment system." Under this system, acute-care hospitals are paid a specific amount toward their operating costs based on the diagnosis-related group to which each Medicare patient is assigned. The amount of reimbursement assigned to each diagnosis-related group is established prospectively by the U.S. Centers for Medicare and Medicaid Services, an agency of the U.S. Department of Health and Human Services, and is not related to a hospital's actual costs. In general, a hospital's payment for inpatient care provided to a Medicare patient is limited based on the diagnosis-related group to which the patient is assigned, regardless of the amount of services provided to the patient or the length of the patient's hospital stay. However, for certain Medicare beneficiaries who have unusually costly hospital stays, the U.S. Centers for Medicare and Medicaid Services will provide additional payments above those specified for the diagnosis-related group. Under the diagnosis-related group system, a hospital may keep the difference between its diagnosis-related group payment and its operating costs incurred in furnishing inpatient services, but is at risk for any operating costs that exceed the applicable diagnosis-related group payment rate. As a result, hospitals have an incentive to discharge Medicare patients as soon as it is clinically appropriate.

     During the past several years, acute rehabilitation units, skilled nursing units and hospital-based outpatient therapy programs were generally exempt from the above-described prospective payment system and were paid instead on the basis of their direct and indirect costs under a "cost-based" reimbursement system. As discussed below, the Balanced Budget Act of 1997 mandated new payment systems and methodologies for acute rehabilitation units, skilled nursing units and hospital-based outpatient therapy programs.

     Under the Balanced Budget Act of 1997, beginning January 1, 2002, the Medicare program is phasing in a prospective payment system for eligible inpatient rehabilitation hospitals and rehabilitation units in hospitals, collectively referred to as "inpatient rehabilitation facilities." Inpatient rehabilitation facilities may transition into the new payment system over a one year period, during which payments would be based on a blend of rates paid under the old and the new payment system or inpatient rehabilitation facilities may elect to go directly to the new prospective payment system rates. The prospective payment system for inpatient rehabilitation facilities is similar to the diagnosis-related group payment system used for inpatient hospital services but uses a case mix group rather than a diagnosis-related group. Each patient is assigned to a case mix group based on clinical characteristics and expected resource needs as a result of information reported on a "patient assessment instrument" which is completed upon patient admission and discharge. As is the case under the diagnosis-related group system, a hospital may keep the difference between its case mix group payment and its operating costs incurred in furnishing patient services, but is at risk for operating costs that exceed the applicable case mix group payment. As was the case under the old payment system, an acute inpatient rehabilitation unit will be paid under the hospital diagnosis-related group system until it qualifies for exemption. To qualify for exemption, the unit must comply with a number of operational and patient care criteria. This process typically takes one year after unit opening. Upon qualification for the exemption, the unit would then be reimbursed under the prospective payment system for inpatient rehabilitation facilities.

     We believe that the new prospective payment system for inpatient rehabilitation facilities favors low-cost, efficient providers, and that our strategy of managing programs on the premises of our hospital clients positions us well for the changing reimbursement environment. However, in the event that a client hospital experiences a material reduction in reimbursement under the new system, in most cases, the client hospital will have the right to renegotiate its contract with us, including the financial terms.

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

     Medicare reimbursement for outpatient rehabilitation services was also affected by the Balanced Budget Act of 1997. Since 1999, reimbursement for such services is no longer based on a provider's costs; instead, all reimbursement for covered outpatient rehabilitation services is currently based on the lesser of the provider's actual charge for such services or the applicable Medicare physician fee schedule amount established by the U.S. Centers for Medicare and Medicaid Services. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a physician's office, or the office of a therapist in private practice. Under current law, an outpatient therapy program that is not designated as being provider-based is subject to annual limits on payment for therapy services; however, these limits have been suspended through 2002, but may be renewed thereafter. See discussion below entitled "Provider-Based Rules."

     Provider-Based Rules. The U.S. Centers for Medicare and Medicaid Services recently promulgated new rules regarding the provider-based status of certain facilities and organizations furnishing healthcare services to Medicare beneficiaries. Designation as a provider-based facility or organization can, in some cases, result in greater reimbursement from the Medicare program than would otherwise be the case. Under the new rules, a designation as provider-based also mandates compliance with a specific set of billing and patient notification requirements and emergency medical treatment regulations. Until October 1, 2002, any program, facility or organization treated as having provider-based status on October 1, 2000, will retain this designation. All new programs, facilities and organizations established after October 1, 2000 desiring provider-based status must obtain an affirmative determination of provider-based status in order to receive reimbursement as a provider-based facility for services provided to Medicare beneficiaries. As of October 1, 2002, programs, facilities and organizations that were in existence on October 1, 2000 will also need to obtain an affirmative determination of provider-based status to receive provider-based reimbursement. In November 2001, the U.S. Centers for Medicare and Medicaid Services clarified that the provider-based rules do not apply to skilled nursing facilities, to inpatient rehabilitation units that are excluded from the inpatient prospective payment system for acute hospital services and to facilities furnishing only physical, occupational or speech therapy patients for as long as the $1,500 annual cap on coverage of physical, occupational, and speech therapy remains suspended.

     Health Information Practices. Subtitle F of the Health Insurance Portability and Accountability Act of 1996 was enacted to improve the efficiency and effectiveness of the healthcare system through the establishment of standards and requirements for the electronic transmission of certain health information. To achieve that end, the act requires the Secretary of the U.S. Department of Health and Human Services to promulgate a set of interlocking regulations establishing standards and protections for health information systems, including standards for the following:

     o the development of electronic transactions and code sets to be used in those transactions;

     o    the  development  of  unique  health   identifiers  for   individuals,
          employers, health plans, and healthcare providers;

     o    the security of individual health information;

     o    the transmission and authentication of electronic signatures; and

     o    the privacy of individually identifiable health information.

     Final rules setting forth standards for electronic transactions and code sets were published on August 17, 2000, and for the privacy of individually identifiable health information on December 28, 2000, both of which apply to health plans, healthcare clearinghouses and healthcare providers who transmit any health information in electronic form in connection with certain administrative and billing transactions. The compliance deadline for the electronic transaction and code set standards is October 16, 2003 if a compliance plan is filed with the Secretary of the U.S. Department of Health and Human Services by October 16, 2002; if no plan is filed, the compliance date is October 16, 2002. Compliance with the final rules concerning the privacy of individually protected healthcare information is required by April 14, 2003. Proposed rules that include standards for unique health identifiers for employers and healthcare providers, as well as standards related to the security of individual health information and the use of electronic signatures have been published.

     We are currently evaluating the effect of the proposed and final rules published to date and have developed a task force to address the standards set forth in these rules and their effect on our business. Given the fact that not all of the standards have been issued in final form, we cannot estimate at this time the cost of compliance.

     Fraud and Abuse. Various federal laws prohibit the knowing and willful submission of false or fraudulent claims, including claims to obtain payment under Medicare, Medicaid and other government healthcare programs. The federal anti-kickback statute also prohibits individuals and entities from knowingly and willfully paying, offering, receiving or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for or recommend services or goods covered by Medicare, Medicaid, or other government healthcare programs. The anti-kickback statute is extremely broad and potentially covers many standard business arrangements. Violations can lead to significant criminal and civil penalties, including fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment, or exclusion from participation in Medicare, Medicaid, and other government healthcare programs. The Office of the Inspector General of the U.S. Department of Health and Human Services has published regulations which identify a limited number of specific business practices which fall within safe harbors guaranteed not to violate the anti-kickback statute. While many of our business relationships fall outside of the published safe harbors, conformity with the safe harbors is not mandatory and failure to meet all of the requirements of an applicable safe harbor does not by itself make conduct illegal.

     A number of states have in place statutes and regulations that prohibit the same general types of conduct as that prohibited by the federal laws described above. Some states' antifraud and anti-kickback laws apply only to goods and services covered by Medicaid. Other states' antifraud and anti-kickback laws apply to all healthcare goods and services, regardless of whether the source of payment is governmental or private.

     In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, federal law allows individuals to bring lawsuits on behalf of the government in what are known as qui tam or "whistleblower" actions, alleging false or fraudulent Medicare or Medicaid claims and certain other violations of federal law. The use of these private enforcement actions against healthcare providers and their business partners has increased dramatically in the recent past, in part, because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment.

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

     Anti-Referral Laws. The federal Stark law generally provides that, if a physician or a member of a physician's immediate family has a financial relationship with a healthcare entity, the physician may not make referrals to that entity for the furnishing of designated health services covered under Medicare, Medicaid, or other government healthcare programs, unless one of several specific exceptions applies. For purposes of the Stark law, a financial relationship with a healthcare entity includes an ownership or investment interest in that entity or a compensation relationship with that entity. Designated health services include physical and occupational therapy services, durable medical equipment, home health services, and inpatient and outpatient hospital services. The Stark law has limited impact on our current operations; however, as we expand our outpatient division's business into new venues, such as physician offices, our physician clients must consider the impact of the Stark law on their practice. On January 4, 2001, U.S. Centers for Medicare and Medicaid Services published the first phase of a set of final regulations interpreting the Stark law. The effective date of these regulations was January 4, 2002.

     The federal government will make no payment for designated health services provided in violation of the Stark law. In addition, sanctions for violating the Stark law include civil monetary penalties of up to $15,000 per prohibited service provided and exclusion from any federal, state, or other government healthcare programs. There are no criminal penalties for violation of the Stark law.

     A number of states have in place statutes and regulations that prohibit the same general types of conduct as that prohibited by the federal Stark law described above. Some states' Stark laws apply only to goods and services covered by Medicaid. Other states' Stark laws apply to certain designated healthcare goods and services, regardless of whether the source of payment is government or private.

     Corporate Compliance Program. In recognition of the importance of achieving and maintaining regulatory compliance, we have established a corporate compliance program that establishes general standards of conduct and procedures that promote compliance with business ethics, regulations, law and accreditation standards. We have established compliance standards and procedures to be followed by our employees that are reasonably capable of reducing the prospect of criminal conduct, and have designed systems for the reporting and auditing of potentially criminal acts. A key element of our compliance program is ongoing communication and training of employees so that it becomes a part of our day-to-day business operations. A compliance committee consisting of our board of directors has been established to oversee implementation and ongoing operations of our compliance program, to enforce our compliance program through appropriate disciplinary mechanisms and to ensure that all reasonable steps are taken to respond to an offense and to prevent further similar offenses. We are not aware of the existence of any current activities on the part of any of our employees that would not be materially in compliance with our compliance program.

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

     Our therapy program management business has no direct competitors offering all of the same program services, although other companies may offer one or more of the same services. Our therapy program management business competes with hospitals and long-term care facilities that do not choose to outsource their acute rehabilitation and skilled nursing units, outpatient therapy programs and contract therapy programs. The fundamental challenge in our therapy program management business is convincing our potential clients, primarily hospitals and long-term care facilities, that we can provide rehabilitation services more efficiently than they can themselves. The inpatient units and outpatient programs that we manage are in highly competitive markets and compete for patients with other hospitals and long-term care facilities, as well as public companies. Among our principal competitive advantages are our reputation for quality, cost effectiveness, a proprietary outcomes management system, innovation and price.

     We rely significantly on our ability to attract, develop and retain nurses, therapists and other healthcare personnel who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare staffing clients, as well as our own needs in our therapy program management business. We compete for healthcare staffing personnel, including nurses and therapists, with other temporary healthcare staffing companies, as well as actual and potential clients, some of whom seek to fill positions with either regular or temporary employees.

Employees

     As of December 31, 2001, we had approximately 5,700 employees and approximately 12,000 additional travel and supplemental staff employed by our staffing division. The physicians who are the medical directors of our acute rehabilitation units are independent contractors and not our employees. Nurses and therapists in our temporary healthcare staffing business may be on our payroll or the client's payroll. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 2.  PROPERTIES

     We currently lease 71,000 square feet of executive office space in Clayton, Missouri under a lease that expires in the year 2012, assuming all options to renew are exercised. In addition to the monthly rental cost, we are also responsible for specified increases in operating costs. In addition, our subsidiaries lease 10,000 square feet in Salt Lake City, Utah under a lease that expires in 2011, 21,000 square feet of executive office space in Andover, Massachusetts under a lease that expires in the year 2010, 8,000 square feet of executive office space in Clearwater, Florida under a lease that expires in 2007 and 10,000 square feet of executive office space in Phoenix, Arizona under a lease that expires in 2003, each assuming all options to renew are exercised. We also lease 112 store-front locations that serve as the branch offices for the supplemental staffing operations of our StarMed Staffing Group.

ITEM 3.  LEGAL PROCEEDINGS

     We are subject to various claims and legal actions in the ordinary course of business. These matters include, without limitation, professional liability, employee-related matters and inquiries and investigations by governmental agencies relating to Medicare or Medicaid reimbursement and other issues.

     We have recently reached an agreement with the United States Department of Labor under which we will conduct a self-audit of the overtime practices for temporary employees of our staffing division for the period from January 1, 1998 to October 26, 2001. In order to implement the agreement, the Department of Labor recently filed suit against us and certain of our subsidiaries in federal court in St. Louis, Missouri and a pre-negotiated order was approved by the court on November 2, 2001. Pursuant to the order, we have commenced the process of determining whether any present or former temporary employee is owed any additional overtime wages that had not previously been paid. The suit serves to bar multiple future suits on the overtime wage issue by the persons covered by the order. In the fourth quarter of 2001, we reported a non-recurring charge of approximately $6 million relating to costs associated with these overtime payments, including the associated costs of the audit. While we believe the $6 million will be adequate to cover these payments and costs, the actual total expenses incurred in this matter may be higher or lower.

     In addition, our clients may become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by us. From time to time and depending on the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our clients relating to these matters. We have recently received a formal demand for indemnification by the current owner of a client facility for liabilities, including attorneys' fees and expenses, arising out of a recent assessment of liability communicated by the United States Department of Justice to our client for settlement purposes. The Department's claim is the result of its investigation of alleged improper billing practices under the Medicare program relating to an inpatient rehabilitation unit that we manage at the client facility. We have denied any liability under the indemnification provisions of our contract with the client facility based upon our belief that the alleged inaccuracies in the billing process for Medicare patients were not the result of any of our actions or omissions in operating the rehabilitation unit. At no time were we responsible, either contractually or otherwise, for the client facility's cost reporting for Medicare patients, nor do we believe that any of the clinical information that we provided to the client facility formed the basis for the allegedly inaccurate cost reporting. We are not a party to the Department of Justice's claim against the client facility and we have declined our client's offer to be a party to the settlement discussions based upon our belief that we have no indemnification liability on this claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.
                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     Information concerning our Common Stock is included under the heading "Stock Data" in our Annual Report to Stockholders for the year ended December 31, 2001 and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     Our Six-Year Financial Summary is included in our Annual Report to Stockholders for the year ended December 31, 2001 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We provide temporary healthcare staffing and therapy program management services for hospitals and long-term care facilities. We derive our revenue from two business segments: temporary healthcare staffing and therapy program management. Our therapy program management segment includes inpatient programs (including acute rehabilitation and skilled nursing units), outpatient therapy programs and contract therapy programs. Summarized information about our revenues and earnings from operations in each segment is provided below.

                                                Year Ended December 31,
                                                -----------------------
                                            2001        2000       1999
                                            ----        ----       ----
                                                   (in thousands)
Revenues from Unaffiliated Customers:
   Healthcare staffing..................  $304,574    $260,100   $148,180
   Therapy program management:
     Inpatient..........................   123,276     119,963    116,497
     Contract therapy...................    64,661      29,979     14,071
     Outpatient.........................    49,754      42,332     30,677
                                          --------    --------   --------
     Therapy program management total...   237,691     192,274    161,245
                                          --------    --------   --------
      Total.............................  $542,265    $452,374   $309,425
                                          ========    ========   ========

Operating Earnings (Loss): (1)
   Healthcare staffing..................  $    (65)(2)$ 12,011     $5,228
   Therapy program management:
     Inpatient..........................    24,081      21,815     18,123
     Contract therapy...................     6,773       3,331        333
     Outpatient.........................     6,178       7,032      6,238
                                          --------    --------   --------
     Therapy program management total...    37,032      32,178     24,694
                                          --------    --------   --------
      Total.............................  $ 36,967    $ 44,189   $ 29,922
                                          ========    ========   ========

(1) Operating earnings for prior years have been adjusted to reflect the corporate expense allocation methodology utilized in 2001.
(2)  Includes $9.0 million in non-recurring charges.

Revenues

     We derive substantially all of our revenues from fees paid directly by healthcare providers rather than through payment or reimbursement by government or other third-party payors. Our inpatient and outpatient therapy programs are typically provided through agreements with hospital clients with three to five-year terms. Our contract therapy and temporary healthcare staffing services are typically provided under interim or short-term agreements with hospitals and long-term care facilities.

     Our healthcare staffing revenues and earnings are impacted by changes in the level of occupancy at hospitals where we provide our staffing services. During the first and fourth quarters of each year, hospitals generally experience an increase in the number of patients, resulting in an increase in the demand for our temporary healthcare staffing services and an increase in our revenues and earnings in this line of business. Hospitals generally experience a decrease in the number of patients during the second and third quarters, resulting in a decrease in our revenues and earnings for our healthcare staffing services line.

     As a provider of temporary healthcare staffing and therapy program management services, our revenues and growth are affected by trends and developments in healthcare spending. Over the last three years, our revenues and earnings from our therapy program management services have been negatively impacted by an aggregate decline in average billable lengths of stay. The decline in average billable lengths of stay reflects the continued trend of reduced rehabilitation lengths of stay.

     Material changes in the rates or methods of government reimbursements to our clients for services rendered in the programs that we manage could give our clients the right to renegotiate their existing contracts with us to include terms that are less favorable to us. For example, outpatient therapy programs receive payment from the Medicare program under a fee schedule. Under current law, an outpatient therapy program that is not designated as being provider-based is subject to an annual limit on payments for therapy services provided to Medicare beneficiaries. See discussion under "Item 1. Business - Government Regulation - Provider-Based Rules." However, application of this limit is subject to a moratorium through December 31, 2002. The Secretary of the U.S. Department of Health and Human Services is required to review reimbursement claims for outpatient therapy services while the moratorium is in effect and to make a proposal to Congress to revise the payment system for outpatient therapy services. Any changes adopted by Congress, which could include reduced annual limits or a new payment system, could have an adverse effect on the outpatient therapy program business.

     In addition, changes in the rates or methods of government reimbursements could negatively impact the benefits that we are able to provide to our clients. The enactment of the Balanced Budget Act of 1997, which established a prospective payment system for skilled nursing facilities and units, significantly reduced the demand for therapists generally, which had a negative impact on our healthcare staffing business. It also resulted in reduction of the per diem billing rates we were able to negotiate with the skilled nursing units that we manage. We believe the recently released rates and other reimbursement regulations with respect to the implementation of a prospective payment system for acute rehabilitation services will be favorable for many of our clients. However, we are unable to predict with certainty the impact of the changes at this time, and we may experience a decline in our revenue and earnings as a result of the prospective payment system or from any other changes in the rates or methods of government reimbursements.

Acquisitions

     During 1999 and 2000, we completed a number of acquisitions. These acquisitions are summarized in the table below. Each of the acquisitions has been accounted for by the purchase method of accounting, which means that the operating results of the acquired entity are included in our results of operations commencing on the date of acquisition of each entity.

     We have amortized the goodwill for each of our acquisitions, the excess of the cost of the acquisition over the book value of the net assets acquired, on a straight-line basis over 25 to 40 years through the year ended December 31, 2001. As of January 1, 2001 the goodwill amortization periods were changed to 25 years on the acquisitions of Physical Therapy Resources, Inc.; TeamRehab, Inc./Moore Rehabilitation Services, Inc.; Rehab Unlimited, Inc./Cimarron Health Care, Inc.; Rehabilitative Care Systems of America, Inc.; Therapeutic Systems, Inc.; Salt Lake Physical Therapy Associates, Inc.; AllStaff, Inc.; and DiversiCare Rehab Services, Inc. This change resulted in a net after-tax increase of approximately $0.5 million in the annual goodwill amortization associated with these acquisitions and a decrease in diluted net earnings per share of approximately $0.03 for the year ended December 31, 2001. We retained 40-year amortization periods for the acquisitions of Advanced Rehabilitation Resources, Inc.; Healthcare Staffing Solutions, Inc.; StarMed Staffing, Inc.; and eai Healthcare Staffing Solutions, Inc., which had businesses that were more national in scope. As of January 1, 2002, we adopted the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 requires that all acquisitions consummated after January 1, 2002 will no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. See further discussion below under the heading "Effect of Recent Accounting Pronouncements".

      Company             Date            Description         Consideration(1)
      -------             ----            -----------         ----------------
1999
----

Salt Lake Physical   May 20, 1999       Outpatient therapy
Therapy Associates,                     programs                   Aggregate
Inc.                                                                  of
                                                                     $17.3
AllStaff, Inc.       June 30, 1999      Temporary healthcare        million
                                        staffing (nurses and        in cash,
                                        nurse assistants)            notes
                                                                      and
eai Healthcare       December 20, 1999  Temporary healthcare         stock
Staffing Solutions,                     staffing (allied
Inc.                                    healthcare personnel)

2000
----

DiversiCare Rehab    September 15, 2000 Outpatient therapy    Aggregate of $8.5
Services, Inc.                          programs              million in cash
                                                              and notes

(1)  Amounts   include   contingent   payments  made  in  connection   with  the
     acquisitions listed.

Results of Operations

     The following table sets forth the percentage that selected items in the consolidated statements of earnings bear to operating revenues for the years ended December31, 2001, 2000 and 1999 and on an as adjusted basis for 2001:

                                                Year Ended December 31,
                                                -----------------------
                                             2001                2000    1999
                                      ---------------------      ----    ----
                                      Actual   As adjusted (1)
                                      ------   --------------
Operating revenues..................  100.0%     100.0%         100.0%  100.0%
Cost and expenses:
   Operating .......................   72.8       71.8           71.0    71.7
   General and administrative.......   18.6       17.9           17.7    16.9
   Depreciation and amortization....    1.8        1.8            1.5     1.7
                                        ---        ---            ---     ---
Operating earnings..................    6.8        8.5            9.8     9.7
Other expense, net..................    (.4)       (.3)          (1.2)   (1.6)
                                        ---        ---            ---     ---
Earnings before income taxes........    6.4        8.2            8.6     8.1
Income taxes........................    2.5        3.3            3.4     3.2
                                        ---        ---            ---     ---
Net earnings........................    3.9%       4.9%           5.2%    4.9%

     (1) Excludes $9.0 million non-recurring charges and $0.5 million write-down of an investment. The $9.0 million of non-recurring charges consists of $5.1 million in operating expenses and $3.9 million in general and administrative expenses. The $0.5 million write-down of an investment is excluded from other expense.

Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended December 31, 2000

     Revenues

     Operating revenues in 2001 increased by $89.9 million, or 19.9%, to $542.3 million as compared to $452.4 million in operating revenues in 2000. The September 2000 acquisition of DiversiCare Rehab Services, Inc. (DiversiCare) accounted for 6.1% of the net increase.

     Staffing revenue increased by 17.1% from $260.1 million in 2000 to $304.6 million in 2001, reflecting a 4.4% increase in weeks worked from 223,951 to 233,898 and a 12.1% increase in average revenue per week worked from $1,161 to $1,302.

     Inpatient program revenue increased by 2.8% from $120.0 million in 2000 to $123.3 million in 2001. A 1.0% increase in the average number of inpatient programs managed from 135.8 to 137.2, and a 2.8% increase in the average daily billable census per inpatient program from 14.4 to 14.8 resulted in a 3.3% increase in billable days to 740,938. The increase in billable census per program for inpatient programs is primarily attributable to a 5.7% increase in average admissions per program from 373.0 to 394.3 offset by a 3.5% decrease in the average length of stay to 13.7 days. The increase in patient days was offset by a 0.4% decrease in the average per diem billing rates.

     Contract therapy revenue increased by 115.7% from $30.0 million in 2000 to $64.7 million in 2001, reflecting a 60.1% increase in the average number of contract therapy locations managed from 156.0 to 249.8, and a 34.8% increase in revenue per location. The increase in revenue per location is primarily the result of opening larger, more efficient programs.

     Outpatient revenue increased by 17.5% from $42.3 million in 2000 to $49.8 million in 2001, reflecting $5.5 million from the September 15, 2000 acquisition of DiversiCare, an increase in the average number of outpatient programs managed from 53.1 to 61.5 (including a net increase of 7.7 from DiversiCare) and an 8.1% increase in units of service per program.

     Operating Earnings

     Consolidated operating earnings decreased by 16.3% from $44.2 million in 2000 to $37.0 million in 2001, due primarily to $9.0 million of non-recurring charges related to our staffing division recorded in the fourth quarter of 2001. These non-recurring charges consisted of approximately $6.0 million in costs associated with correcting overtime payments for the period January 1, 1998 to October 26, 2001 and $3.0 million related to severance and technology costs associated with the reorganization of certain functions and processes. Of the $9.0 million non-recurring charges, $5.1 million was recorded as an operating expense, while the remaining $3.9 million represents general and administrative expenses. Excluding these non-recurring charges, operating earnings increased 4.0% to $45.9 million. Depreciation and amortization as a percentage of revenues increased from 1.5% in 2000 to 1.8% in 2001 as a result of the change in goodwill amortization from 40 years to 25 years on certain regional acquisitions plus depreciation expense recorded on $10.6 million of capital expenditures in 2001. The additional amortization expense recorded as a result of the change in goodwill amortization lives was approximately $0.7 million pre-tax. The following discussion by division includes the effect of adjusting 2000 operating earnings to reflect the current overhead allocation methodology utilized in 2001.

     Operating earnings in the staffing division decreased by $12.1 million from $12.0 million in 2000 to a $0.1 million loss in 2001, including the aforementioned $9.0 million of non-recurring charges. Excluding the non-recurring charges, operating earnings decreased by $3.1 million to $8.9 million in 2001, reflecting significant expenses associated with systems training and a move toward consolidation of the division's branch administrative functions. As a result, general and administrative expenses, excluding the non-recurring charges, as a percentage of revenues increased by 1.0%. Operating costs excluding the non-recurring charges increased by 0.7% in 2001 due to increased salary related costs. Depreciation and amortization expense as a percentage of revenue was comparable for the two periods compared.

     Inpatient operating earnings increased 10.4% from $21.8 million in 2000 to $24.1 million in 2001, reflecting a 3.3% increase in billable patient days, a 0.1% increase in gross margin and a 2.0% reduction in general and administrative costs as a percentage of revenue. Depreciation and amortization as a percentage of revenues increased from 2.4% in 2000 to 3.0% in 2001, reflecting current year depreciation expense on capital expenditures.

     Contract therapy operating earnings increased 103.3% from $3.3 million in 2000 to $6.8 million in 2001, reflecting a 115.7% increase in operating revenues, offset by a slight decrease in gross margin as a result of increased labor costs. General and administrative expenses as a percentage of revenues were comparable for the two periods. Depreciation and amortization expense as a percentage of revenues increased from 1.3% in 2000 to 1.7% in 2001, reflecting an additional $0.3 million of amortization expense associated with the change in amortization lives on certain prior acquisitions, plus current year depreciation expense recorded on capital expenditures.

     Outpatient operating earnings decreased 12.1% from $7.0 million in 2000 to $6.2 million in 2001 reflecting a 0.7% decrease in gross margin as a result of increased labor expenses and an increase in general and administrative expenses as a percentage of revenues from 9.7% in 2000 to 12.1% in 2001. Depreciation and amortization expense as a percentage of revenues increased from 1.9% in 2000 to 3.1% in 2001, reflecting additional amortization expense associated with the September 15, 2000 acquisition of DiversiCare, plus additional amortization expense recorded in the current year as a result of the change in amortization lives on certain prior acquisition and current year depreciation expense recorded on capital expenditures.

     Non-operating Items

     Interest income increased by $0.2 million or 65.9% to $0.4 million due to increased cash balances.

     Interest expense decreased by $3.5 million or 65.2% to $1.9 million in 2001, primarily reflecting the repayment of $49.4 million in debt from the net proceeds of the sale of common stock in a March 2001 publicly underwritten equity offering and the repayment of $18.9 million of debt as a result of cash generated from operations.

     Other expense in 2001 primarily reflects a $0.5 million write-down of an investment.

     Earnings before income taxes, including the non-recurring charges and write-down of an investment, decreased by $4.1 million, or 10.6% from $39.1 million in 2000 to $35.0 million in 2001. The provision for income taxes in 2001 was $13.9 million compared to $15.6 million in 2000, reflecting effective income tax rates of 39.8% for each period. Net earnings, including the non-recurring charges and write-down of an investment, decreased by $2.5 million, or 10.6%, to $21.0 million from $23.5 million in 2000. Diluted earnings per share including the non-recurring charges, decreased by 20.0% from $1.45 in 2000 to $1.16 in 2001 on an 11.1% increase in the weighted-average shares outstanding. The increase in weighted-average shares outstanding is attributable primarily to the March 2001 publicly underwritten equity offering, and stock option grants and exercises.

     Diluted earnings per share excluding the $9.0 million in non-recurring charges and the $0.5 million write-down of an investment increased 2.1% from $1.45 in 2000 to $1.48 in 2001.

Twelve Months Ended December 31, 2000 Compared to Twelve Months Ended December 31, 1999

     Revenues

     Operating revenues in 2000 increased by $143.0 million, or 46.2%, to $452.4 million as compared to $309.4 million in operating revenues in 1999. Acquisitions accounted for 19.9% of the net increase. Excluding the effects of acquisitions, increases in inpatient, outpatient, contract therapy, nurse travel and supplemental staffing revenues were offset by a decline in therapist travel staffing revenues and a decrease in the number of skilled nursing units.

     Staffing revenue increased by 75.5% from $148.2 million in 1999 to $260.1 million in 2000 reflecting $3.2 million from the June 30, 1999 acquisition of AllStaff, Inc., $21.5 million from the December 20, 1999 acquisition of eai Healthcare Staffing Solutions, Inc. and a 50.7% increase in weeks worked in 2000 at existing and newly opened travel and supplemental staffing branches from 126,816 to 191,076. Total weeks worked attributable to the 1999 acquisitions were 32,875.

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

     Operating Earnings

     Consolidated operating earnings increased by 47.7% from $29.9 million in 1999 to $44.2 million in 2000. Acquisitions accounted for 17.8% of the net increase.

     Operating earnings in the staffing division increased 129.7% from $5.2 million in 1999 to $12.0 million in 2000. The 1999 acquisitions of Allstaff, Inc. and eai Healthcare Staffing Solutions, Inc. accounted for 26.1% of the net increase. The remaining increase is attributable to the increase in weeks worked at existing branch offices combined with a 2.1% decrease in operating costs as a percentage of revenues. General and administrative expenses as a percentage of revenues increased by 1.2% due to the expansion of systems and additional support staff added to support the growth. Depreciation and amortization expense as a percentage of revenues was comparable for the respective periods

     Inpatient operating earnings increased by 20.4% from $18.1 million in 1999 to $21.8 million in 2000, reflecting a 2.8% increase in billable patient days, and a 3.1% increase in gross margin. General and administrative expenses and depreciation and amortization expense as a percentage of revenues were comparable for the respective periods.

     Contract therapy operating earnings increased by $3.0 million from $333,000 in 1999 to $3.3 million in 2000, reflecting a 113.1% increase in operating revenues, offset by a 2.2% decrease in gross margin as a result of increased labor costs. General and administrative expenses and depreciation and amortization expense as a percentage of revenues decreased 8.2% and 1.4%, respectively, as efficiencies were realized as a result of the increase in revenues.

     Outpatient operating earnings increased by 12.7% from $6.2 million in 1999 to $7.0 million in 2000. The 1999 acquisition of Salt Lake Physical Therapy Associates, Inc. and the 2000 acquisition of DiversiCare Rehab Services, Inc. accounted for substantially all of the net increase, as a slight increase in gross profit margin was offset by increases in general and administrative expenses and depreciation and amortization expense as a percentage of revenues.

     Non-operating Items

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

Liquidity and Capital Resources

     As of December 31, 2001, we had $19.6 million in cash and current marketable securities and a current ratio, the amount of current assets divided by current liabilities, of 2.7 to 1. Working capital increased by $13.3 million to $77.5 million as of December 31, 2001, compared to $64.2 million as of December 31, 2000. The increase in working capital is primarily due to the capital generated from operations, the March 2001 sale of common stock and the exercise of stock options.

     Net accounts receivable were $91.4 million at December 31, 2001, compared to $84.0 million at December 31, 2000. The number of days average net revenue in net receivables was 63.8 at both December 31, 2001 and 2000.

     Our operating cash flows constitute our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service requirements. We expect to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. We have a $125.0 million revolving line of credit with no balance outstanding as of December 31, 2001. During 2001, we retired all outstanding balances on debt obligations, primarily from the net proceeds of the sale of 1,455,000 shares of common stock in a March 2001 equity sale of common stock and cash generated from operations.

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

Effect of Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142.

     The Company adopted the provisions of Statement No. 141 on July 1, 2001 and the provisions of Statement No. 142 on January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of Statement No. 142.

     As of the date of adoption of Statement No. 142, the Company had unamortized goodwill in the amount of approximately $101.8 million, which is subject to the transition provisions of Statements No. 141 and No. 142. Amortization expense related to goodwill was approximately $3.6 million and $2.9 million for the years ended December 31, 2001 and December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statements No. 141 and No. 142, it is not practicable to reasonably estimate whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle. We expect Statement No. 142 to result in the elimination of amortization of goodwill from previous acquisitions in the amount of $3.6 million pre-tax in 2002.

     In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 is intended to establish one accounting model for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company adopted Statement No. 144 on January 1, 2002. We do not expect Statement No. 144 to have a material effect on the consolidated financial statements.

Critical Accounting Policies and Estimates

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

     Certain of our accounting policies require higher degrees of judgment than others in their application. These include estimating the allowance for doubtful accounts and impairment of goodwill and other intangible assets. In addition,
Note 1 to the Consolidated Financial Statements includes further discussion of our significant accounting policies.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Allowance   for  Doubtful   Accounts.   We  must  make   estimates  of  the
uncollectability of our accounts receivable balances. We specifically analyze accounts with historical poor payment history, and customer credit-worthiness when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $91.4 million, net of allowance for doubtful accounts of $5.9 million as of December 31, 2001. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We continually evaluate the adequacy of our allowance for doubtful accounts.

     Goodwill and Other Intangibles. The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. Goodwill relating to acquisitions consummated prior to July 1, 2001 is amortized on a straight-line basis over its estimated useful life. The amortization periods differ depending on whether the acquired entity was national in scope or a regional provider. Goodwill related to the acquisition of a national provider is amortized over 40 years, while goodwill related to a regional provider is amortized over 25 years.

     The Company annually evaluates the carrying amounts of goodwill, as well as related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on the Company's projection of the undiscounted future operating cash flows of the acquired operation over the remaining useful lives of the related goodwill. To the extent such projections indicate future undiscounted cash flows are not sufficient to recover the carrying amounts of related goodwill, the underlying assets are written down by charges to expense so that the carrying amount is equal to the fair value of the asset.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8A. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Independent Auditors' Report                                      28

Consolidated Balance Sheets at December 31, 2001 and 2000         29

Consolidated Statement of Earnings for the years
      ended December 31, 2001, 2000 and 1999                      30

Consolidated Statement of Stockholders' Equity for the years
      ended December 31, 2001, 2000 and 1999                      31

Consolidated Statement of Cash Flows for the years
      ended December 31, 2001, 2000 and 1999                      32

Consolidated Statement of Comprehensive Earnings
      for the years ended December 31, 2001, 2000 and 1999        33

Notes to the Consolidated Financial Statements                    34

                          Independent Auditors' Report


The Board of Directors
RehabCare Group, Inc.:

     We have audited the accompanying consolidated balance sheets of RehabCare Group, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, cash flows and comprehensive earnings for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RehabCare Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP


St. Louis, Missouri
February 1, 2002

                              REHABCARE GROUP, INC.
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                                                              December 31,
                                                              ------------
                                Assets                       2001        2000
                                ------                       ----        ----
Current assets:
    Cash and cash equivalents                             $18,534     $ 7,942
    Marketable securities, available-for-sale               1,025       3,025
    Accounts receivable, net of allowance for doubtful
       accounts of $5,902 and $5,347, respectively         91,384      84,033
    Income taxes receivable                                 2,055       3,672
    Deferred tax assets                                     7,658       4,872
    Prepaid expenses and other current assets               2,390       1,158
                                                          -------     -------
       Total current assets                               123,046     104,702
Marketable securities, trading                              2,870       2,383
Equipment and leasehold improvements, net                  18,373      12,427
Excess of cost over net assets acquired, net              101,785     104,782
Other                                                       4,587       4,799
                                                         --------    --------
       Total assets                                      $250,661    $229,093
                                                         ========    ========

                      Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                    $      -    $  2,868
    Accounts payable                                        3,567       2,790
    Accrued salaries and wages                             27,141      24,846
    Accrued expenses                                       14,814      10,012
                                                           ------      ------
       Total current liabilities                           45,522      40,516
Deferred compensation and other long-term liabilities       3,043       2,679
Deferred tax liabilities                                    3,060       2,504
Long-term debt, less current portion                            -      65,434
                                                          -------     -------
       Total liabilities                                   51,625     111,133
                                                          -------     -------

Stockholders' equity:
    Preferred stock, $.10 par value; authorized
       10,000,000 shares, none issued and outstanding           -           -
    Common stock, $.01 par value; authorized 60,000,000
       shares, issued 19,631,789 shares and 17,409,584
       shares as of December 31, 2001 and 2000,
       respectively                                           196         174
    Additional paid-in capital                            109,522      49,503
    Retained earnings                                     107,057      86,022
    Less common stock held in treasury at cost,
       2,302,898 shares as of
       December 31, 2001 and 2000                         (17,757)    (17,757)
    Accumulated other comprehensive earnings                   18          18
                                                          --------    --------
       Total stockholders' equity                          199,036     117,960
                                                          --------    --------
                                                          $250,661    $229,093
                                                          ========    ========

See accompanying notes to consolidated financial statements.

                                       29


                              REHABCARE GROUP, INC.
                       Consolidated Statements of Earnings
                      (in thousands, except per share data)
                                                    Year Ended December 31,
                                                    -----------------------
                                                  2001        2000        1999
                                                  ----        ----        ----
Operating revenues                            $542,265    $452,374    $309,425
Costs and expenses:
    Operating                                  394,651     321,192     221,892
    General and administrative                 101,085      80,120      52,315
    Depreciation and amortization                9,562       6,873       5,296
                                               -------     -------     -------
        Total costs and expenses               505,298     408,185     279,503
                                               -------     -------     -------
        Operating earnings                      36,967      44,189      29,922
Interest income                                    385         232         233
Interest expense                                (1,859)     (5,348)     (4,142)
Other income (expense), net                       (542)         24        (986)
                                              --------    --------    --------
        Earnings before income taxes            34,951      39,097      25,027
Income taxes                                    13,916      15,563       9,929
                                              --------    --------    --------
        Net earnings                          $ 21,035    $ 23,534    $ 15,098
                                              ========    ========    ========

Net earnings per common share:
    Basic                                     $   1.25    $   1.62    $   1.15
                                              ========    ========    ========
    Diluted                                   $   1.16    $   1.45    $   1.03
                                              ========    ========    ========


See accompanying notes to consolidated financial statements.

                                       30


                              REHABCARE GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)


                                   Common Stock                                   Accumulated
                              ---------------------Additional                    other compre-   Total
                              Issued Treasury       paid-in  Retained   Treasury    hensive  stockholders'
                              shares  stock  Amount capital  earnings     stock    earnings     equity
Balance, December 31, 1998    15,314  2,331   $153 $ 30,578  $47,390  $(17,975)     $ 10      $ 60,156

Net earnings                       -      -      -        -    15,098         -        -        15,098

Issuance of common stock in
  connection with acquisitions    96      -      1      840         -         -        -           841

Exercise of stock options
  (including tax benefit)        290      -      3    1,683         -         -        -         1,686

Change in unrealized gain on
  marketable securities,
  net of tax                       -      -      -        -         -         -        2             2
                              ------ ------ ------   ------    ------    ------  -------        ------

Balance, December 31, 1999    15,700  2,331    157   33,101    62,488   (17,975)      12        77,783

Net earnings                       -      -      -        -    23,534         -        -        23,534

Conversion of debt               847      -      8    5,992         -         -        -         6,000

Exercise of stock options
  (including tax benefit)        862    (28)     9   10,410         -       218        -        10,637

Change in unrealized gain on
  marketable securities,
  net of tax                       -      -      -        -         -         -        6             6
                                                                                       -             -
                              ------  -----  -----   ------    ------    ------   ------       -------
Balance, December 31, 2000    17,409  2,303    174   49,503    86,022   (17,757)      18       117,960

Net earnings                       -      -      -        -    21,035         -        -        21,035
Issuance of common stock
  in connection with secondary
  offering                     1,445      -     14   49,429         -         -        -        49,443

Exercise of stock options
  (including tax benefit)        777      -      8   10,590         -         -        -        10,598
                              ------  -----  -----   ------   -------    ------   ------       -------
Balance, December 31, 2001    19,631  2,303  $ 196 $109,522  $107,057  $(17,757)    $ 18      $199,036
                              ======  =====  =====  =======   =======   =======   ======       =======


See accompanying notes to consolidated financial statements.


                              REHABCARE GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                                             Year Ended December 31,
                                                             -----------------------
                                                            2001       2000      1999
                                                            ----       ----      ----
 Cash flows from operating activities:
   Net earnings                                           $21,035    $23,534   $15,098
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                         9,562      6,873     5,296
      Provision for doubtful accounts                       4,594      3,466     2,743
      Write-down of investments                               500          -     1,009
      Income tax benefit realized on employee stock
        option exercises                                    6,386      5,505       630
      Change in assets and liabilities:
         Deferred compensation                                364        178       598
         Accounts receivable, net                         (11,945)   (20,249)  (18,703)
         Prepaid expenses and other current assets         (1,232)       (70)       (3)
         Other assets                                        (235)      (955)      (88)
         Accounts payable and accrued expenses              5,579     (3,458)    3,630
         Accrued salaries and wages                         2,295      7,511     1,507
         Income taxes                                        (613)    (6,197)     (386)
                                                           ------     ------   -------
               Net cash provided by operating activities   36,290     16,138    11,331
                                                           ------     ------   -------

 Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net (10,613)    (7,899)   (3,002)
   Purchase of marketable securities                         (922)      (778)     (671)
   Proceeds from sale/maturities of marketable securities   2,435        166       134
   Cash paid in acquisition of businesses, net of cash
   received                                                     -     (8,949)  (16,273)
   Other, net                                              (1,951)    (1,513)     (913)
                                                          -------    -------   -------
               Net cash used in investing activities      (11,051)   (18,973)  (20,725)
                                                          -------    -------   -------

 Cash flows from financing activities:
   Proceeds from (repayments on) revolving credit
   facility, net                                         (63,800)     51,800    12,000
   Repayments on long-term debt                           (4,502)    (47,893)  (12,740)
   Proceeds from issuance of notes payable                     -       1,000     4,150
   Proceeds from sale of common stock, net                49,443           -         -
   Exercise of stock options                               4,212       5,132     1,056
                                                         -------      ------   -------
               Net cash provided by (used in) financing
               activities                                (14,647)     10,039     4,466
                                                         -------     -------   -------
               Net increase (decrease) in cash and cash
                    equivalents                           10,592       7,204    (4,928)
 Cash and cash equivalents at beginning of year            7,942         738     5,666
                                                         -------     -------   -------
 Cash and cash equivalents at end of year                $18,534     $ 7,942    $  738
                                                         =======     =======   =======

 See accompanying notes to consolidated financial statements.


                                    REHABCARE GROUP, INC.
                      Consolidated Statements of Comprehensive Earnings
                                       (in thousands)
                                                         Year Ended December 31,
                                                         -----------------------
                                                         2001     2000     1999
                                                         ----     ----     ----

 Net earnings                                          $21,035  $23,534  $15,098

 Other comprehensive earnings, net of tax -
   Unrealized gains on securities:

      Unrealized holding gains arising
         during period                                      -        6        2
                                                       ------  -------  -------

 Comprehensive earnings                               $21,035  $23,540  $15,100
                                                      =======  =======  =======

 See accompanying notes to consolidated financial statements.

                              REHABCARE GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


(1)  Overview of Company and Summary of Significant Accounting Policies

     Overview of Company

     RehabCare Group, Inc. is a leading provider of temporary healthcare staffing and therapy program management services for hospitals and long-term care facilities.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Common Stock Split

     During May 2000, the Company's Board of Directors approved a two-for-one split of the Company's common stock in the form of a stock dividend, which was distributed on June 19, 2000, to stockholders of record as of May 31, 2000. Share and per share amounts in the consolidated financial statements and accompanying notes have been restated to reflect the split.

     Cash Equivalents and Marketable Securities

     Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

     The Company classifies its debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Investments at December 31, 2001 consist of marketable equity securities, variable rate municipal bonds and money market securities. All marketable securities included in current assets are classified as available-for-sale and as such, the difference between cost and market, net of estimated taxes, is recorded as other comprehensive earnings. Gain (or loss) on such securities is not recognized in the consolidated statements of earnings until the securities are sold. All marketable securities in non-current assets are classified as trading, with all investment income, including unrealized gains (or losses) recognized in the consolidated statements of earnings.

     Credit Risk

     The Company provides services primarily to a geographically diverse clientele of healthcare providers throughout the United States. The Company performs ongoing credit evaluations of its clientele and does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover anticipated credit losses.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999


     Equipment and Leasehold Improvements

     Depreciation and amortization of equipment and leasehold improvements are computed on the straight-line method over the estimated useful lives of the related assets, principally: equipment - three to seven years and leasehold improvements - life of lease or life of asset, whichever is less.

     Intangible Assets

     Substantially all the excess of cost over net assets acquired (goodwill) relates to acquisitions and is amortized on a straight-line basis over 25 to 40 years. Goodwill related to acquisitions of national providers is amortized over 40 years, while goodwill related to acquisitions of regional providers is amortized over 25 years. Accumulated amortization of goodwill was $16.4 million and $12.8 million as of December 31, 2001 and 2000, respectively.

     The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2001. See discussion of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets" under "New Accounting Pronouncements."

     Disclosure About Fair Value of Financial Instruments

     The estimated fair market value of the revolving credit facility and long-term debt (including current portions thereof), approximates carrying value due to the variable rate features of the instruments. The Company believes it is not practical to estimate a fair value different from the carrying value of its subordinated debt as the instruments have numerous unique features as discussed in note 6. During 2001, the Company retired all outstanding balances on debt obligations.

     Revenues and Costs

     The Company recognizes revenues and related costs from temporary healthcare staffing assignments and therapy program management services in the period in which services are performed. Costs related to marketing and development are expensed as incurred.

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

                             REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999

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

     New Accounting Pronouncements

     In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142.

     The Company adopted the provisions of Statement No. 141 on July 1, 2001 and the provisions of Statement No. 142 on January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of Statement No. 142.

     As of the date of adoption of Statement No. 142, the Company had unamortized goodwill in the amount of approximately $101.8 million, which is subject to the transition provisions of Statements No. 141 and No. 142. Amortization expense related to goodwill was approximately $3.6 million and $2.9 million for the years ending December 31, 2001 and December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statements No. 141 and No. 142, it is not practicable to reasonably estimate whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. Management expects Statement No. 142 to result in the elimination of amortization of goodwill from previous acquisitions in the amount of $3.6 million pre-tax in 2002.

     In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction." Statement No. 144 is intended to establish one accounting model for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company adopted Statement No. 144 on January 1, 2002. Management does not expect Statement No. 144 to have a material effect on the consolidated financial statements.

                             REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999

     Reclassifications

     Certain prior years' amounts have been reclassified to conform with the current year presentation.

(2)  Acquisitions

     On September 15, 2000, the Company  acquired  DiversiCare  Rehab  Services,
Inc., a regional provider of outpatient therapy to physician groups, hospitals and school systems. The aggregate purchase price paid at closing was $8.5 million consisting of $7.5 million in cash and $1.0 million in subordinated notes. The cash component of the purchase price was funded by borrowings on the Company's revolving credit facility. Goodwill of approximately $7.8 million related to the acquisition was capitalized and is being amortized. The goodwill was reduced in the current year to reflect the final audited closing balance sheet adjustments.

     On May 20, 1999, the Company acquired Salt Lake Physical Therapy Associates, Inc. ("Salt Lake"), a regional provider of physical and occupational therapy and speech/language pathology through hospital contracts, a freestanding clinic and home health agencies for consideration consisting of cash, stock and subordinated notes. On June 30, 1999, the Company purchased AllStaff, Inc. ("AllStaff"), a regional provider of supplemental nurse staffing to healthcare providers for consideration consisting of cash, stock and subordinated notes. On December 20, 1999, the Company acquired eai Healthcare Staffing Solutions, Inc., a national provider of temporary allied healthcare personnel to hospitals, managed healthcare organizations, laboratories, and physician offices for consideration consisting of cash and subordinated notes. The aggregate purchase prices for these acquisitions was $16.9 million, consisting of $11.9 million in cash, 96,866 shares of stock, and $4.2 million in subordinated notes. Additional consideration of $105,000 was paid to the former stockholders of Salt Lake in August 2000, based upon the attainment of certain financial goals. Additional consideration of $286,000 was paid to the former stockholders of AllStaff based upon the attainment of a minimum target growth in gross profit for the twelve-month period ended June 30, 2000. The cash component of the purchase prices was funded by the Company's working capital plus additional borrowings on its bank credit facility. Goodwill of approximately $15.7 million related to the acquisitions was capitalized and is being amortized.

     Each of the acquisitions has been accounted for by the purchase method of accounting, whereby the operating results of the acquired entity are included in the Company' results of operations commencing on the respective closing dates of acquisition.

     The following unaudited pro forma financial information assumes the acquisitions occurred as of January 1, 2000. This information is not necessarily indicative of results of operations that would have occurred had the purchases actually been made as of January 1, 2000.

                                                       Year Ended December 31,
                                                       -----------------------
                                                                2000
                                                                ----
                                               (in thousands, except per share data)
         Operating revenues                                  $457,945
         Net earnings                                          23,955
         Net earnings per common and common
           equivalent share:
                Basic                                            1.64
                Diluted                                          1.47

                             REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999


(3)  Marketable Securities

     Current marketable securities at December 31, 2001 consist primarily of marketable equity and debt securities. Noncurrent marketable securities consist primarily of marketable equity securities ($1.1 million and $1.7 million at December 31, 2001 and 2000, respectively) and money market securities ($1.8 million and $0.7 million at December 31, 2001 and 2000, respectively) held in trust under the Company's deferred compensation plan.

(4)  Allowance for Doubtful Accounts

     Activity in the allowance for doubtful accounts is as follows:

                                                    Year Ended December 31,
                                                    -----------------------
                                               2001        2000        1999
                                               ----        ----        ----
                                                      (in thousands)
         Balance at beginning of year        $5,347      $4,577      $3,404
         Provisions for doubtful accounts     4,594       3,466       2,743
         Allowance related to acquisitions        -         471         111
         Accounts written off                (4,039)     (3,167)     (1,681)
                                             ------      ------      ------
         Balance at end of year              $5,902      $5,347      $4,577
                                             ======      ======      ======

(5)  Equipment and Leasehold Improvements

Equipment and leasehold improvements, at cost, consist of the following:

                                                            December 31,
                                                            ------------
                                                           2001        2000
                                                           ----        ----
                                                           (in thousands)
         Equipment                                       $29,687     $20,387
         Leasehold improvements                            2,374       1,513
                                                         -------     -------
                                                          32,061      21,900
         Less accumulated depreciation and amortization   13,688       9,473
                                                         -------     -------
                                                         $18,373     $12,427
                                                         =======     =======

                             REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999


(6)   Long-Term Debt

      Long-term debt consists of the following:                  December 31,
                                                                 ------------
                                                                2001      2000
                                                                ----      ----
      Bank Debt:                                                (in thousands)
      Revolving credit facility - repaid in full during 2001
                                                              $    -   $63,800


      Subordinated Debt:
      Notes payable, 7% - repaid in full during 2001               -       250

      Notes payable, 6% - repaid in full during 2001               -        50

      Note payable, 8% - repaid in full during 2001                -       118

      Notes payable, 7% - repaid in full during 2001               -     1,000

      Note payable, 8% - repaid in full during 2001                -     1,450

      Notes payable, 8% - repaid in full during 2001               -     1,000

      Notes payable, 6.5% - repaid in full during 2001             -       634
                                                              ------   -------

                                                                   -    68,302

      Less current portion                                         -     2,868
                                                              ------   -------
      Total long-term debt                                    $    -   $65,434
                                                              ======   =======

     Effective August 29, 2000, the Company consummated a $125.0 million five-year revolving credit facility, replacing its existing $90.0 million term and revolving credit facility. The interest rates are set based on either a base rate plus from 0.50% to 1.75% or a Eurodollar rate plus from 1.50% to 2.75%. The base rate is the higher of the Federal Funds Rate plus .50% or the Prime Rate. The Eurodollar rate is defined as (a) the Interbank Offered Rate divided by (b) 1 minus the Eurodollar Reserve Requirement. The Company pays a fee on the unused portion of the commitment from 0.375% to 0.50%. The interest rates and commitment fees vary depending on the ratio of the Company's indebtedness, net of cash and marketable securities, to cash flow. Borrowings under the agreement are secured primarily by the Company's assets and future income and profits. The loan agreement requires the Company to meet certain financial covenants including maintaining minimum net worth and fixed charge coverage ratios. The average outstanding borrowings under the revolving credit facilities for 2001, 2000 and 1999 were $12.4 million, $20.0 million and $1.7 million at weighted-average interest rates of 8.1%, 8.6% and 7.5% per annum, respectively. As of December 31, 2001 there was no balance outstanding on the revolving credit facility. Interest paid for 2001, 2000 and 1999 was $2.2 million, $5.3 million and $3.8 million, respectively.

     On February 14, 2000, the $6.0 million convertible subordinated notes payable to the former shareholders of Healthcare Staffing Solutions, Inc. were converted into Company common stock. The conversion price was $7.08 per share, resulting in the issuance of 847,052 shares of Company common stock. This transaction had no effect on diluted earnings per share.

                             REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999


(7)   Stockholders' Equity

     During March 2001, the Company issued and sold 1,455,000 shares of its common stock in an underwritten public equity offering. The net proceeds from this transaction of $49.4 million were used to reduce the Company's outstanding balance on its revolving credit facility.

     The Company has various long-term performance plans for the benefit of employees and nonemployee directors. Under the plans, employees may be granted incentive stock options or nonqualified stock options and nonemployee directors may be granted nonqualified stock options. Certain of the plans also provide for the granting of stock appreciation rights, restricted stock, performance awards, or stock units. Stock options may be granted for a term not to exceed 10 years (five years with respect to a person receiving incentive stock options who owns more than 10% of the capital stock of the Company) and must be granted within 10 years from the adoption of the respective plan. The exercise price of all stock options must be at least equal to the fair market value (110% of fair market value for a person receiving an incentive stock option who owns more than 10% of the capital stock of the Company) of the shares on the date of grant. Except for options granted to nonemployee directors which become fully exercisable after six months and options granted to management that become exercisable after achievement of certain stock prices, substantially all remaining stock options become fully exercisable after four years from date of grant. At December 31, 2001, 2000 and 1999, a total of 1,549,594, 1,841,116 and 2,085,676 shares, respectively, were available for future issuance under the plans.

     The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $24.78, $15.20 and $4.88 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2001 - expected dividend yield 0%, volatility of 56%, risk free interest rate of 4.5% and an expected life of 7 to 9 years; 2000 - expected dividend yield 0%, volatility of 55%, risk free interest rate of 5.0% and an expected life of 4 to 6 years; 1999 - expected dividend yield 0%, volatility of 45%, risk free interest rate of 6.5% and an expected life of 5 to 7 years.

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

                             REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999



                                                   Year Ended December 31,
                                                   -----------------------
                                              2001        2000        1999
                                              ----        ----        ----
                                          (in thousands, except per share data)
      Net earnings:        As reported      $21,035    $23,534     $15,098
                           Pro forma         16,645     21,379      13,407

      Basic earnings per share:
                           As reported        1.25        1.62        1.15
                           Pro forma          0.99        1.47        1.02

      Diluted earnings per share:
                           As reported        1.16        1.45        1.03
                           Pro forma          0.92        1.32         .92

     In accordance with SFAS 123, the pro forma net earnings reflects only options granted subsequent to February 1995 and does not reflect the full impact of calculating compensation cost for stock options granted prior to March 1995 that vested in 1999.

     A summary of the status of the Company's stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years then ended is presented below:

                                2001                      2000                       1999
                                ----                      ----                       ----
                                Weighted-Average            Weighted-Average         Weighted-Average
                        Shares   Exercise Price     Shares   Exercise Price  Shares   Exercise Price
                        ------   --------------     ------   --------------  ------   --------------
Outstanding at
   beginning of year    3,262,975   $10.62       3,890,698    $ 7.30        3,540,298    $6.63
Granted                   539,373    39.97         457,600     28.76          848,700     9.06
Exercised                (766,753)    6.12        (869,019)     5.70         (288,992)    4.70
Forfeited                (100,020)   15.08        (216,304)     8.81         (209,308)    6.86
                         --------                 --------                   --------
Outstanding at
   end of year          2,935,575   $16.99       3,262,975    $10.62        3,890,698    $7.30
                        =========                =========                  =========
Options exercisable at
   end of year          1,873,702                2,199,037                  1,968,410
                        =========                =========                  =========

     The following table summarizes information about stock options outstanding at December 31, 2001:
                                    Options Outstanding                         Options Exercisable
                         ---------------------------------------------  ---------------------------------
                                      Weighted-Average
     Range of              Number        Remaining      Weighted-Average   Number        Weighted-Average
  Exercise Prices        Outstanding  Contractual Life  Exercise Price  Exercisable       Exercise Price
  ---------------        -----------  ----------------  --------------  -----------       --------------
  $ 0.00 - 4.70          207,559        2.5 years           $4.06         207,559             $4.06
    4.70 - 9.40        1,377,868        6.3                  8.01       1,056,245              7.71
    9.40 -14.10          496,425        6.6                 11.54         480,675             11.52
   18.80 -23.50            2,000        8.4                 20.16             500             20.16
   23.50 -28.20           40,000        9.8                 26.44               -                 -
   28.20 -32.90            5,000        8.7                 32.38           1,250             32.38
   32.90 -37.60          302,350        8.6                 34.00          84,850             34.00
   37.60 -42.30          332,166        9.5                 39.67          31,666             39.38
   42.30 -47.00          172,207        9.2                 43.77          10,957             43.41
                       ---------                                        ---------
                       2,935,575        6.9                $16.99       1,873,702            $10.24
                       =========                                        =========

                             REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999



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


                             REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999

(8)  Earnings per Share

     The  following  table  sets  forth the  computation  of basic  and  diluted earnings per share:
                                                                   Year Ended December 31,
                                                                  -----------------------
      Numerator:                                                2001        2000        1999
                                                                ----        ----        ----
                                                            (in thousands, except per share data)
      Numerator for basic earnings per share -
         earnings available to commons stockholders
         (net earnings)                                      $21,035     $23,534     $15,098

      Effect of dilutive securities - after-tax interest on
         convertible subordinated promissory notes                 -          28         225

      Numerator for diluted earnings per share -
         earnings available to common stockholders           -------     -------     -------
         after assumed conversions                           $21,035     $23,562     $15,323
                                                             =======     =======     =======
      Denominator:

      Denominator for basic earnings per share -
         weighted-average shares outstanding                  16,775      14,563      13,144

      Effect of dilutive securities:
         Stock options                                         1,302       1,705         823

         Convertible subordinated promissory notes                 -           -         847
                                                              ------      ------      ------

      Denominator for diluted earnings per share -
         adjusted weighted-average shares and assumed
         conversions                                          18,077      16,268      14,814
                                                              ======      ======     =======

      Basic earnings per share                                $ 1.25      $ 1.62     $  1.15
                                                              ======      ======     =======

      Diluted earnings per share                              $ 1.16      $ 1.45     $  1.03
                                                              ======      ======     =======

(9)  Employee Benefits

     The Company has an Employee Savings Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. Employees who attain the age of 21 and complete twelve consecutive months of employment with a minimum of 1,000 hours worked are eligible to participate in the plan. Each participant may contribute from 2% to 20% of his or her annual compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is nondiscriminatory. Contributions made by the Company to the Employee Savings Plan were at rates of up to 50% of the first 4% of employee contributions. Expense in connection with the Employee Savings Plan for 2001, 2000 and 1999 totaled $1.7 million, $1.1 million and $0.8 million, respectively.

     The Company maintains a nonqualified deferred compensation plan for certain employees. Under the plan, participants may defer up to 100% of their base cash compensation. The amounts are held by a trust in designated investments and remain the property of the Company until distribution. At December 31, 2001 and 2000, $2.6 million and $2.2 million, respectively, were payable under the nonqualified deferred compensation plan and approximated the value of the trust assets owned by the Company.

                             REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999


(10) Lease Commitments

     The Company leases office space and certain office equipment under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases, as of December 31, 2001, that have initial or remaining lease terms in excess of one year total approximately $3.8 million for 2002, $3.2 million for 2003, $3.1 million for 2004, $2.7 million for 2005 and $2.4 million for 2006. Rent expense for 2001, 2000 and 1999 was approximately $4.8 million, $3.7 million and $2.3 million, respectively.

(11) Income Taxes

     Income taxes consist of the following:
                                                     Year Ended December 31,
                                                  ----------------------------
                                                  2001        2000        1999
                                                  ----        ----        ----
                                                         (in thousands)
       Federal - current                       $14,232     $12,675      $9,707
       Federal - deferred                       (1,964)      1,045      (1,026)
       State                                     1,648       1,843       1,248
                                                -------    -------      ------
                                                $13,916    $15,563      $9,929
                                                =======    =======      ======
       Deferred tax liability recorded in
           stockholders' equity                 $     7    $     7      $    5
                                                =======    =======      ======

     A reconciliation between expected income taxes, computed by applying the statutory Federal income tax rate of 35% to earnings before income taxes, and actual income tax is as follows:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                  2001        2000        1999
                                                  ----        ----        ----
                                                        (in thousands)
       Expected income taxes                   $12,233     $13,684      $8,759
       Tax effect of interest income from
           municipal bond obligations
           exempt from Federal taxation            (56)        (47)        (46)
       State income taxes, net of Federal
           income tax benefit                    1,071        1,198        792
       Tax effect of amortization expense
           not deductible for tax purposes         599          398        295
       Other, net                                   69          330        129
                                               -------      -------     ------
                                               $13,916      $15,563     $9,929
                                               =======      =======     ======



                             REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999



     The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

                                                              December 31,
                                                           ----------------
                                                           2001       2000
                                                           ----       ----
                                                             (in thousands)
         Deferred tax assets:
            Provision for doubtful accounts              $1,698      $1,305
            Accrued insurance, bonus and
               vacation expense                           4,465       4,555
            Other                                         3,645       1,185
                                                          -----       -----
                                                          9,808       7,045
                                                          -----       -----
         Deferred tax liabilities:
            Goodwill amortization                         4,120       3,314
            Other                                         1,090       1,363
                                                          -----       -----
                                                          5,210       4,677
                                                          -----       -----
            Net deferred tax asset                       $4,598      $2,368
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

     Income taxes paid by the Company for 2001, 2000 and 1999 were $8.5 million, $13.0 million and $10.5 million, respectively.

(12) Industry Segment Information

     The Company operates in two business segments that are managed separately based on fundamental differences in operations: temporary healthcare staffing and therapy program management. Therapy program management includes inpatient programs (including acute rehabilitation and skilled nursing units), outpatient therapy programs and contract therapy programs. All of the Company's services are provided in the United States. Summarized information about the Company's operations in each industry segment is as follows:

                             REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999

                                Revenues from
                            Unaffiliated Customers          Operating Earnings (1)
                         ------------------------------  ---------------------------
                                (in thousands)                  (in thousands)
                             2001       2000      1999     2001       2000      1999
                             ----       ----      ----     ----       ----      ----
   Healthcare staffing   $304,574   $260,100  $148,180   $  (65)(2) $12,011    $5,228
   Therapy program
   management:
     Inpatient            123,276    119,963   116,497   24,081      21,815    18,123
     Contract therapy      64,661     29,979    14,071    6,773       3,331       333
     Outpatient            49,754     42,332    30,677    6,178       7,032     6,238
                         --------   --------  --------  -------     -------   -------
     Therapy program
      management total    237,691    192,274   161,245   37,032      32,178    24,694
                         --------   --------  --------  -------     -------   -------
        Total            $542,265   $452,374  $309,425  $36,967     $44,189   $29,922
                         ========   ========  ========  =======     =======   =======

                                 Total Assets           Depreciation and Amortization
                           ---------------------------   ---------------------------
                                (in thousands)                 (in thousands)
                              2001      2000      1999     2001      2000      1999
                              ----      ----      ----     ----      ----      ----
   Healthcare staffing    $102,880  $109,911   $92,795  $ 3,280    $2,813    $1,959
   Therapy program
   management:
     Inpatient              91,135    66,194    53,822    3,674     2,861     2,460
     Contract therapy       26,349    22,924    19,752    1,088       390       379
     Outpatient             30,297    30,064    20,895    1,520       809       498
     Therapy program       -------   -------   -------   ------     -----     -----
      management total     147,781   119,182    94,469    6,282     4,060     3,337
                           -------   -------   -------    -----     -----     -----
        Total             $250,661  $229,093  $187,264   $9,562    $6,873    $5,296
                           =======   =======   =======    =====     =====     =====

                               Capital Expenditures
                           ---------------------------
                                (in thousands)
                              2001      2000      1999
                              ----      ----      ----
   Healthcare staffing      $1,424    $3,703    $1,733
   Therapy program
   management:
     Inpatient               3,864     2,575     1,217
     Contract therapy        3,630       772        42
     Outpatient              1,695       849        51
                            ------     -----     -----
     Therapy program
      management total       9,189     4,196     1,310
                            ------     -----     -----
        Total              $10,613    $7,899    $3,043
                            ======     =====     =====

     (1) Operating earnings for prior years have been adjusted to reflect the corporate expense allocation methodology utilized in 2001.
     (2)  Includes $9.0 million in non-recurring charges.

                                       46

                             REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2001, 2000 and 1999


(13)  Quarterly Financial Information (Unaudited)

                                                   Quarter Ended
             2001                 December 31  September 30   June 30     March 31
             ----                 -----------  ------------   -------     --------
                                       (in thousands, except per share data)
      Operating revenues          $134,236      $140,434     $136,871     $130,724
      Operating earnings (loss)     (2,787)(1)    13,519       13,193       13,042
      Earnings (loss) before income
        taxes                       (3,356)(2)    13,356       13,024       11,927
      Net earnings (loss)           (2,017)        8,042        7,832        7,178
      Net earnings (loss) per
      common share:
         Basic                        (.12)          .47          .46          .47
         Diluted                      (.12)          .44          .43          .42

(1)  Includes $9.0 million in  non-recurring  charges.
(2) Includes the $9.0 million in (1) above plus $0.5 million write-down of an investment.

                                                   Quarter Ended
                                                   -------------
             2000                 December 31   September 30    June 30    March 31
             ----                 -----------   ------------    -------    --------
                                       (in thousands, except per share data)
      Operating revenues          $122,900       $115,820      $107,721     $105,933
      Operating earnings            12,014         11,150        10,438       10,587
      Earnings before income taxes  10,586         10,002         9,189        9,320
      Net earnings                   6,372          6,007         5,544        5,611
      Net earnings per common share:
         Basic                         .42            .41           .38          .41
         Diluted                       .38            .36           .35          .37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE


      Not applicable.

                                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Certain information regarding our directors and executive officers is included in our Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions "Item 1 - Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

     The following table sets forth the name, age and position of each of our executive officers. There is no family relationship between any of the following individuals.

Name                      Age                      Position
----                      ---   -----------------------------------------------
Alan C. Henderson.......  56    President, Chief Executive Officer and Director
Gregory F. Bellomy......  45    President, StarMed Staffing Group
Tom E. Davis............  52    President, Inpatient Division
James M. Douthitt.......  39    Senior Vice President and Chief Accounting Officer
Gregory J. Eisenhauer...  43    Senior Vice President, Chief Financial Officer and Secretary
Patricia M. Henry.......  49    President, Contract Therapy Division
Alfred J. Howard........  49    President, Outpatient Division

     The  following  paragraphs  contain  biographical   information  about  our
directors and executive officers.

     Alan C. Henderson has been President and Chief Executive Officer and a director of our company since 1998. Prior to becoming President and Chief Executive Officer, Mr. Henderson was Executive Vice President, Chief Financial Officer and Secretary of our company from 1991 through May 1998. Mr. Henderson also serves as a director of General American Capital Corp, Angelica Corporation, Reinsurance Group of America, Inc. and is a member of the St. Louis Corporate Board of US Bancorp.

     Gregory F. Bellomy has been President of our staffing division since November 2001 and was President of our contract therapy division from September 1998 to November 2001. Prior to joining our company, Mr. Bellomy served in various capacities, including Division President, Division Vice President and Area General Manager at TheraTx Incorporated from 1992 to 1997, at which time TheraTx Incorporated was acquired by Vencor Incorporated. Mr. Bellomy was National Director of Vencare Ancillary Services for Vencor Incorporated until he joined our company.

     Tom E. Davis has been President of our inpatient division since January 1998. Mr. Davis joined our company in January 1997 as Senior Vice President, Operations. Prior to joining our company, Mr. Davis was Group Vice President for Quorum Health Resources, LLC from January 1990 to January 1997.

     James M. Douthitt has been Senior Vice President, Chief Accounting Officer and Treasurer of our company since July 2000. Prior to his current role, Mr. Douthitt served as Vice President of Finance for our staffing division from January through June 2000 and Vice President of Finance for our contract therapy division from October 1998 through December 1999. Prior to joining our company Mr. Douthitt was Director of Finance for Vencare, Inc. from August 1997 to September 1998 and Manager of Finance for Vencare, Inc. from January 1996 to July 1997.

     Gregory J. Eisenhauer has been Senior Vice President, Chief Financial Officer and Secretary of our company since August 2000. Mr. Eisenhauer joined our company in 1993 and has served in various management positions with our company, including Vice President, Finance; Vice President, Outpatient Operations; Senior Vice President, Acquisitions; and Senior Vice President, Finance.

     Patricia M. Henry has been President of our contract therapy division since November 2001. Ms. Henry joined the company in October 1998 and served most recently as Senior Vice President of Operations, Contract Therapy Services. Prior to joining our company, Ms. Henry was Director of Ancillary Operations for Vencare, Inc. Prior to Vencor's acquisition of TheraTx, Ms. Henry was a Regional Vice President of Operations from September 1994 to September 1998. Before joining TheraTx, Ms. Henry was Area Vice President for NovaCare, Inc., Southwest Division from July 1990 to September 1994.

     Alfred J. Howard has been President of our outpatient division since August 1996. Prior to joining our company, he served as President of the Eastern Operations for Pacific Rehabilitation and Sports Medicine from October 1993 to August 1996.


ITEM 11. EXECUTIVE COMPENSATION


     Information regarding executive compensation is included in our Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions "Compensation of Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


 ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


     Information regarding security ownership of certain beneficial owners and management is included in our Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership by Management" and is incorporated herein by reference.


 ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      Not applicable.

                                     PART IV


 ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K


     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          (1)Financial Statements
                 Independent Auditors' Report
                 Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Earnings for the years ended
                      December 31, 2001, 2000 and 1999
                 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999
                 Consolidated Statements of Cash Flows for the years ended
                      December 31, 2001, 2000 and 1999
                 Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2001, 2000 and 1999
                 Notes to Consolidated Financial Statements

          (2)Financial Statement Schedules:
                None

          (3)Exhibits:
                See Exhibit Index on page 52 of this Annual Report on Form 10-K.

      b)  Reports on Form 8-K


     No reports on Form 8-K were filed by the Registrant during the three months ended December 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: March 15, 2002
                                   REHABCARE GROUP, INC.
                                   (Registrant)

                                   By: /s/ Alan C. Henderson
                                     ------------------------------------------
                                          Alan C. Henderson
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 Signature                        Title                          Dated
 ---------                        -----                          -----

 /s/ Alan C. Henderson            President, Chief Executive    March 15, 2002
 -----------------------------    Officer and Director
 Alan C. Henderson
 (Principal Executive Officer)

 /s/ Gregory J. Eisenhauer        Senior Vice President,        March 15, 2002
 -----------------------------    Chief Financial Officer and
 Gregory J. Eisenhauer            Secretary
 (Principal Financial Officer)

 /s/ James M. Douthitt            Senior Vice President and     March 15, 2002
 -----------------------------    Chief Accounting Officer
 James M. Douthitt
 (Principal Accounting Officer)

 /s/ William G. Anderson          Director                      March 15, 2002
 -----------------------------
 William G. Anderson

 /s/ Richard E. Ragsdale          Director                      March 15, 2002
 -----------------------------
 Richard E. Ragsdale

 /s/ John H. Short                Director                      March 15, 2002
 -----------------------------
 John H. Short

 /s/ H. Edwin Trusheim            Director                      March 15, 2002
 -----------------------------
 H. Edwin Trusheim

 /s/ Colleen Conway-Welch         Director                      March 15, 2002
 -----------------------------
 Colleen Conway-Welch

 /s/ Theodore M. Wight            Director                      March 15, 2002
 -----------------------------
 Theodore M. Wight

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

3.3 Bylaws (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference)

4.1 Rights Agreement, dated September 21, 1992, by and between the Registrant and Boatmen's Trust Company (filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed September 24, 1992 and incorporated herein by reference)

10.1 1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.2 Form of Stock Option Agreement (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.3 Employment  Agreement with Alan C.  Henderson,  dated May 1, 1991 (filed as
     Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, dated June 19, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.4 Form of Termination  Compensation Agreement for Alan C. Henderson (filed as
     Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *

10.5 Form of Termination Compensation Agreement for other executive officers *

10.6 Supplemental Bonus Plan (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *

10.7 Deferred Profit Sharing Plan (filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *

10.8 RehabCare Executive Deferred Compensation Plan (filed as Exhibit 10.12 to the Registrant's Report on Form 10-K, dated May 27, 1994, and incorporated herein by reference) *

10.9 RehabCare Directors' Stock Option Plan (filed as Appendix A to Registrant's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders and incorporated herein by reference) *

10.10Amended and Restated 1996 Long-Term Performance Plan (filed as Appendix A to Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference) *

10.11RehabCare  Group,  Inc.  1999  Non-Employee  Director  Stock Plan (filed as
     Appendix B to Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference) *

10.12Credit  Agreement,  dated as of August  29,  2000,  by and among  RehabCare
     Group, Inc., as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, and First National Bank, Firstar Bank, N.A., Bank of America, N.A., First Union Securities, Inc., and Banc of America Securities, LLC (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.13Pledge  Agreement,  dated as of August  29,  2000,  by and among  RehabCare
     Group, Inc. and Subsidiaries, as pledgors, and Bank of America, N.A., as collateral agent, for the holders of the Secured Obligations (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.14Security  Agreement,  dated as of August 29, 2000,  by and among  RehabCare
     Group, Inc. and Subsidiaries, as grantors, and Bank of America, N.A., as collateral agent, for the holders of the Secured Obligations (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

13.1 Those portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2001 included in response to Items 5 and 6 of this Annual Report on Form 10-K

21.1 Subsidiaries of the Registrant

23.1 Consent of KPMG LLP

_________________________
*   Management contract or compensatory plan or arrangement.

                                                                    EXHIBIT 10.5

                              REHABCARE GROUP, INC.
                       TERMINATION COMPENSATION AGREEMENT


     This agreement ("Agreement") has been entered into this 3rd day of May, 2001, by and between RehabCare Group, Inc., a Delaware corporation (the "Company"), and ___________, an individual (the "Executive").

                                    RECITALS

     The Board of Directors of the Company has determined that it is in the best interests of the Company and its stockholders to reinforce and encourage the continued attention and dedication of the Executive to the Company as a member of the Company's management and to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility or occurrence of a Change in Control (as defined below). The Board desires to provide for the continued employment of the Executive on terms competitive with those of other corporations, and the Executive is willing to rededicate himself and continue to serve the Company. Additionally, the Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a potential or pending Change in Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any potential or pending Change in Control, and to provide the Executive with compensation and benefits arrangements upon certain terminations of employment either prior to or after a Change in Control which ensure that the compensation and benefits expectations of the Executive will be satisfied. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

                            IT IS AGREED AS FOLLOWS:

Section 1: Definitions and Construction.

     1.1 Definitions. For purposes of this Agreement, the following words and phrases, whether or not capitalized, shall have the meanings specified below, unless the context plainly requires a different meaning.

          1.1(a)  "Accrued  Obligations"  has the  meaning  set forth in Section
               4.1(a) of this Agreement.

          1.1(b) "Annual  Base  Salary"  has the  meaning  set forth in  Section
               2.4(a) of this Agreement.

          1.1(c) "Board" means the Board of Directors of the Company.

          1.1(d) "Cause" has the meaning set forth in Section 3.3 of this Agreement.

          1.1(e) "Change in Control" means:

               (i) The acquisition by any individual, entity or group, or a Person (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) of ownership of twenty-five percent (25%) or more of either (a) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (b) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); or

               (ii) Individuals who, as the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election, by the Company's stockholders was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, as a member of the Incumbent Board, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule l4a-11 of Regulation l4A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

               (iii)Approval by the stockholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (a) more than fifty percent (50%) of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (b) no Person beneficially owns, directly or indirectly, twenty-five percent (25%) or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation, entitled to vote generally in the election of directors and (c) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation;

               (iv) Approval by the stockholders of the Company of (a) a complete liquidation or dissolution of the Company or (b) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (1) more than fifty percent (50%) of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (2) no Person beneficially owns, directly or indirectly, twenty-five percent (25%) or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (3) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company; or

               (v) the sale or other disposition of all or substantially all of the stock or assets of the Division, other than to another subsidiary of the Company, if at the time of the sale or other disposition, the Executive is serving as President of such Division.

          1.1(f) "Change in Control Date" means the date that the Change in Control first occurs.

          1.1(g) "Company" has the meaning set forth in the first paragraph of this Agreement and, with regard to successors, in Section 5.2 of this Agreement.

          1.1(h) "Code" shall mean the Internal Revenue Code of 1986, as amended.

          1.1(i) "Date of Termination" has the meaning set forth in Section 3.7 of this Agreement.

          1.1(j) "Division" means the __________ Division or such other division of the Company for which the Executive may from time to time in the future perform the most significant portion of his duties and responsibilities as an employee of the Company.

          1.1(k) "Disability" has the meaning set forth in Section 3.2 of this Agreement.

          1.1(l)  "Disability  Effective  Date"  has the  meaning  set  forth in
     Section 3.2 of this Agreement.

          1.1(m) "Effective Date" means the date of this Agreement.

          1.1(n) "Employment Period" means the period beginning on the Effective Date and ending on the later of (i) May 3, 2002, or (ii) May 3 of any succeeding year during which notice is given by either party (as described in Section 2.1 of this Agreement) of such party's intent not to renew this Agreement.

          1.1(o) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

          1.1(p) "Excise Tax" has the meaning set forth in Section 4.2(e)(i) of this Agreement.

          1.1(q) "Good Reason" has the meaning set forth in Section 3.4 of this Agreement.

          1.1(r) "Gross-Up Payment" has the meaning set forth in Section 4.2(i) of this Agreement.

          1.1(s) "Incentive Bonus" has the meaning set forth in Section 2.4(b) of this Agreement.

          1.1(t) "Incumbent Board" has the meaning set forth in Section 1.1(e)(ii) of this Agreement.

          1.1(u)  "Notice of  Termination"  has the meaning set forth in Section
     3.6 of this Agreement.

          1.1(v) "Other Benefits" has the meaning set forth in Section 4.1(e) of this Agreement.

          1.1(w) "Outstanding Company Common Stock" has the meaning set forth in
     Section 1.1(e)(i) of this Agreement.

          1.1(x) "Outstanding Company Voting Securities" has the meaning set forth in Section 1.1(e)(i) of this Agreement.

          1.1(y) "Payment" has the meaning set forth in Section 4.2(e)(i) of this Agreement.

          1.1(z) "Person" means any "person" within the meaning of Sections 13(d) and 14(d) of the Exchange Act.

          1.1(aa)"Prorated Target Bonus" has the meaning set forth in Section 4.1(b) of this Agreement.

          1.1(bb)"Severance Bonus Amount" has the meaning set forth in Section 4.2(b) of this Agreement.

          1.1(cc)"Term" means the period that begins on the Effective Date and ends on the earlier of: (i) the Date of Termination, or (ii) the close of business on the later of May 3, 2002 or May 3 of any renewal term.

     1.2 Gender and Number. When appropriate, pronouns in this Agreement used in the masculine gender include the feminine gender, words in the singular include the plural, and words in the plural include the singular.

     1.3 Headings. All headings in this Agreement are included solely for ease of reference and do not bear on the interpretation of the text. Accordingly, as used in this Agreement, the terms "Article" and "Section" mean the text that accompanies the specified Article or Section of the Agreement.

     1.4 Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Missouri, without reference to its conflict of law principles.

Section 2: Terms and Conditions of Employment.

     2.1 Period of Employment. The Executive shall remain in the employ of the Company throughout the Term of this Agreement in accordance with the terms and provisions of this Agreement. This Agreement will automatically renew for annual one-year periods unless either party gives the other written notice, by February 3, 2002, or February 3 of any succeeding year, of such party's intent not to renew this Agreement.

          2.2 Positions and Duties.

          2.2(a) Throughout the Term of this Agreement, the Executive shall serve as _________, subject to the reasonable directions of the Board or the President and Chief Executive Officer of the Company. The Executive shall have such authority and shall perform such duties as are specified by the Board or the President and Chief Executive
          Officer of the Company for the office to which he has been appointed hereunder and shall so serve, subject to the control exercised by the Board and the President and Chief Executive Officer from time to time.

          2.2(b) Throughout the Term of this Agreement (but excluding any periods of vacation and sick leave to which the Executive is entitled), the Executive shall devote reasonable attention and time during normal business hours to the business and affairs of the
          Company and shall use his reasonable best efforts to perform faithfully and efficiently such responsibilities as are assigned to him under or in accordance with this Agreement; provided that, it shall not be a violation of this Section 2.2(b) for the Executive to
          (i) serve on  corporate,  civic or  charitable  boards or  committees,
          (ii) deliver lectures or fulfill speaking engagements, or (iii) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement or violate the Company's conflict of interest policy as in effect immediately prior to the Effective Date.

     2.3 Situs of Employment. Throughout the Term of this Agreement, the Executive's services shall be performed at the location where the Executive was employed immediately prior to the Effective Date or at any other office of the Company which is located in the greater St. Louis, Missouri metropolitan area.

          2.4 Compensation.

          2.4(a) Annual Base Salary. At the Effective Date, the Executive receives an annual base salary ("Annual Base Salary") of _____________ Dollars ($_______). The Executive's Annual Base Salary shall be paid in equal or substantially equal semi-monthly installments. During the Term of this Agreement, the Annual Base Salary payable to the Executive shall be reviewed at least annually and shall be increased at the discretion of the Board or the Compensation Committee of the Board but shall not be reduced.

          2.4(b) Incentive Bonuses. In addition to Annual Base Salary, the Executive shall be awarded the opportunity to earn an incentive bonus on an annual basis ("Incentive Bonus") under any incentive compensation plan which are generally available to other peer executives of the Company. During the Term of this Agreement, the annual target Incentive Bonus which the Executive will have the opportunity to earn shall be reviewed at least annually and be increased at the discretion of the Board or the Compensation Committee of the Board.

          2.4(c) Incentive, Savings and Retirement Plans. Throughout the Term of this Agreement, the Executive shall be entitled to participate in all incentive, savings and retirement plans generally available to other peer executives of the Company.

          2.4(d) Welfare Benefit Plans. Throughout the Term of this Agreement (and thereafter, subject to Section 4.1(d) hereof), the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent generally available to other peer executives of the Company.

          2.4(e) Expenses. Throughout the Term of this Agreement, the Executive shall be entitled to receive prompt reimbursement for all reasonable business expenses incurred by the Executive in accordance with the policies, practices and procedures generally applicable to other peer executives of the Company.

          2.4(f) Fringe Benefits. Throughout the Term of this Agreement, the Executive shall be entitled to such fringe benefits as generally are provided to other peer executives of the Company.

          2.4(g) Office and Support Staff. Throughout the Term of this Agreement, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to personal secretarial and other assistance, as are generally provided to other peer executives of the Company.

          2.4(h) Vacation. Throughout the Term of this Agreement, the Executive shall be entitled to paid vacation in accordance with the plans, policies, programs and practices as are generally provided to other peer executives of the Company.

Section 3:    Termination of Employment.

     3.1 Death. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period.

     3.2 Disability. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), the Company may give to the Executive written notice in accordance with Section 6.2 of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the thirtieth (30th) day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the thirty (30) days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" shall mean that the Executive has been unable to perform the services required of the Executive hereunder on a full-time basis for a period of one hundred eighty (180) consecutive business days by reason of a physical and/or mental condition. "Disability" shall be deemed to exist when certified by a physician selected by the Company and acceptable to the Executive or the Executive's legal representative (such agreement as to acceptability not to be withheld unreasonably). The Executive will submit to such medical or psychiatric examinations and tests as such physician deems necessary to make any such Disability determination.

     3.3 Termination for Cause. The Company may terminate the Executive's employment during the Employment Period for "Cause," which shall mean termination based upon: (i) the Executive's willful and continued failure to substantially perform his duties with the Company (other than as a result of incapacity due to physical or mental condition), after a written demand for substantial performance is delivered to the Executive by the Company, which specifically identifies the manner in which the Executive has not substantially performed his duties, (ii) the Executive's commission of an act constituting a criminal offense that would be classified as a felony under the applicable criminal code or involving moral turpitude, dishonesty, or breach of trust, or
(iii) the Executive's material breach of any provision of this Agreement. For purposes of this Section, no act or failure to act on the Executive's part shall be considered "willful" unless done, or omitted to be done, without good faith and without reasonable belief that the act or omission was in the best interest of the Company. Notwithstanding the foregoing, the Executive shall not be deemed to have been terminated for Cause unless and until (i) he receives a Notice of Termination from the Company, (ii) he is given the opportunity, with counsel, to be heard before the Board, and (iii) the Board finds, in its good faith opinion, that the Executive was guilty of the conduct set forth in the Notice of Termination.

     3.4 Termination for Good Reason after a Change in Control. The Executive may terminate his employment with the Company for "Good Reason" after a Change in Control which shall mean:

          3.4(a) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 2.2(a) or any other action by the Company which results in a material diminution in such position, authority, duties or responsibilities;

          3.4(b) (i) the failure by the Company to continue in effect for the Executive any benefit or compensation plan, stock ownership plan, life insurance plan, health and accident plan or disability plan that are generally available to other peer executives of the Company, (ii) the taking of any action by the Company which would adversely affect the Executive's participation in or materially reduce the Executive's benefits under any such plans as compared with the participation or benefits generally provided to other peer executives of the Company, or (iii) the failure by the Company to provide the Executive with paid vacation equivalent to that paid vacation generally provided to other peer executive of the Company.

          3.4(c) the Company's requiring the Executive to be based at any office or location other than that described in Section 2.3;

          3.4(d) a material breach by the Company of any provision of this Agreement;

          3.4(e) any purported termination by the Company of the Executive's employment otherwise than as expressly permitted by this Agreement; or

          3.4(f) within a period ending at the close of business on the date two
          (2) years after the Change in Control Date, if the Company has failed to comply with and satisfy Section 5.2 on or after such Change in Control Date.

     For purposes of this Section, any termination of the Executive's employment based upon a good faith determination of "Good Reason" made by the Executive shall be subject to a delivery of a Notice of Termination by the Executive to the Company in the manner prescribed in Section 3.6 and subject further to the ability of the Company to remedy promptly any action not taken in bad faith by the Company may otherwise constitute Good Reason under this Section 3.4.

     3.5 Voluntary Termination by the Executive. The Executive may voluntarily terminate his employment with the Company for any reason or for no reason at any time during the Employment Period.

     3.6 Notice of Termination. Any termination by the Company for Cause or Disability, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party, given in accordance with Section 6.2. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, and (iii) if the Date of Termination (as defined in Section 3.7 hereof) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than fifteen (15) days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company hereunder or preclude the Executive or the Company from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

     3.7 Date of Termination. "Date of Termination" means (i) if the Executive's employment is terminated by the Company for Cause, the Date of Termination shall be the date of receipt by the Executive of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be, or (iii) if the Executive's employment is terminated by the Executive for Good Reason, the Date of Termination shall be a date specified in the Notice of Termination, with such specified date being not less than ten (10) days after the date of receipt by the Company of the Notice of Termination, (iv) if the Executive's employment is terminated by the Company other than for Cause, death, or Disability, the Date of Termination shall be the date of receipt by the Executive of the Notice of Termination; provided that if within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).

Section 4: Certain Benefits Upon Termination.

     4.1 Termination Without Cause Prior to a Change in Control. If, prior to a Change in Control during the Employment Period, the Company terminates the Executive's employment without Cause, the Executive shall be entitled to the payment of the benefits provided below:

          4.1(a) Accrued Obligations. Within thirty (30) days after the Date of Termination, the Company shall pay to the Executive the sum of (1) the Executive's accrued salary through the Date of Termination, (2) the accrued benefit payable to the Executive under any deferred compensation plan, program or arrangement in which the Executive is a participant subject to the computation of benefits provisions of such plan, program or arrangement, and (3) any accrued vacation pay; in each case to the extent not previously paid (the "Accrued Obligations").

          4.1(b) Annual Base Salary and Target Bonus Continuation. For a period of twelve (12) months beginning in the month after the Date of Termination, the Company shall pay to the Executive on a monthly basis one-twelfth of an amount equal the Executive's then-current Annual Base Salary and Prorated Target Bonus. For purposes of this Agreement, the term "Prorated Target Bonus" means an amount determined by multiplying the actual percentage of the Executive's base salary paid to the Executive as an Incentive Bonus in the year prior to the year in which the Date of Termination occurs by the Executive's then-current Annual Base Salary as of the Date of Termination and prorating this amount by multiplying it by a fraction, the numerator of which is the number of days during the then-current calendar year that the Executive was employed by the Company up to and including the Date of Termination and the denominator of which is 365. The Company at any time may elect to pay the balance of such payments then remaining in a lump sum.

          4.1(c) Stock-Based Awards. To the extent not otherwise provided for under the terms of the Company's stock-based benefit plans or the Executive's grant agreement, all stock-based awards held by the Executive that have not expired and are scheduled to vest and/or become exercisable within six (6) months after the Date of Termination in accordance with their respective terms, shall vest and/or become exercisable as of the Date of Termination and shall remain exercisable after the Date of Termination in accordance with the original terms of their respective grant agreements.

          4.1(d) Medical and Health Benefit Continuation. For a period of twelve
          (12) months beginning in the month the Date of Termination occurs, the Company shall pay the costs of medical and health benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the Company's plans, programs, practices and policies if the Executive's employment had not been terminated; provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or health benefits under another employer-provided plan, program, practice or policy the medical and health benefits described herein shall be immediately terminated upon the commencement of coverage under the new employer's plan, program, practice or policy.

          4.1(e) Other Benefits. To the extent not previously paid or provided, the Company shall timely pay or provide to the Executive and/or the Executive's family any other amounts or benefits required to be paid or provided for which the Executive and/or the Executive's family is eligible to receive pursuant to this Agreement and under any plan, program, policy or practice or contract or agreement of the Company as those provided generally to other peer executives and their families ("Other Benefits").

     4.2 Benefits Upon a Change in Control. If a Change in Control occurs during the Employment Period and within three years after the Change in Control Date
(a) the Company terminates the Executive's employment without Cause, or (b) the Executive terminates employment with the Company for Good Reason, then the Executive shall become entitled to the payment of the benefits as provided below:

          4.2(a) Accrued Obligations. Within thirty (30) days after the Date of Termination, the Company shall pay to the Executive the Accrued Obligations and the Prorated Target Bonus.

          4.2(b) Severance Amount. Within thirty (30) days after the Date of Termination, the Company shall pay to the Executive as severance pay in a lump sum, in cash, an amount equal to 1.5 times the sum of the Executive's then-current Annual Base Salary and Severance Bonus Amount. For purposes of this Agreement, the term "Severance Bonus Amount" means an amount determined by averaging the percentages of the Executive's base salary that were actually paid to the Executive as an Incentive Bonus during the five most recently completed years prior to the year in which the Date of Termination occurs and multiplying such average percentage by the Executive's then-current Annual Base Salary.

          4.2(c) Stock-Based Awards. To the extent not otherwise provided for under the terms of the Company's stock-based benefit plans or the Executive's grant agreements, all stock-based awards held by the Executive that have not expired in accordance with their respective terms shall vest and/or become fully exercisable as of the Change in Control Date and shall remain exercisable after the Change in Control Date in accordance with the original terms of the respective grant agreements.

          4.2(d) Other Benefits. To the extent not previously paid or provided, the Company shall timely pay or provide to the Executive and/or the Executive's family any Other Benefits.

          4.2(e) Gross-up Payments.

               (i) Anything in this Agreement to the contrary notwithstanding, in the event that it shall be determined that any payment by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise but determined without regard to any additional payments required under this Section 4.2(e)) (a "Payment") would be subject to the excise tax imposed by Code
               Section 4999 (or any successor provision) or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest or penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment on an after-tax basis equal to the Excise Tax imposed upon the Payment. The intent of the parties is that the Company shall be responsible in full for, and shall pay, any and all Excise Tax on any Payments and Gross-up Payment(s) and any income and all excise and employment taxes (including, without limitation, penalties and interest) imposed on any Gross-up Payment(s) as well as any loss of deduction caused by or related to the Gross-up Payment(s).

               (ii) Subject to the provisions of Section 4.2(e)(iii), all determinations required to be made under this Section 4.2(e), including whether and when a Gross-up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by KPMG LLP (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and to the Executive within fifteen (15) business days of receipt of notice from the Company or the Executive that there has been or will be a Payment. In the event that the Accounting Firm is serving as the accountant or auditor for the Person effecting the Change in Control, the Executive shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the "Accounting Firm" hereunder). All fees and expenses of the Accounting Firm shall be paid solely by the Company. Any Gross-Up Payment, as determined pursuant to this Section 4.2(e), shall be paid by the Company to the Executive within five (5) days after the receipt of the Accounting Firm's determination. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion that failure to report the Excise Tax on the Executive's applicable federal income tax return would not result in the imposition of a negligence or similar penalty. Any determination by the Accounting Firm shall be binding upon the Company and the Executive in the absence of a material mathematical or legal error. As a result of the uncertainty in the application of
               Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that the Gross-Up Payments will not have been made by the Company that should have been made or that the Gross-Up Payments will have been made that should not have been made, in each case consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to Section 4.2(e)(iii) below and the Executive is thereafter required to make a payment of any Excise Tax or any interest, penalty or addition to tax related thereto, the Accounting Firm shall determine the amount of the underpayment of Excise Taxes that has occurred and such underpayment and interest, penalty or addition to tax shall be promptly paid by the Company to the Executive, along with such additional amounts described in Section 4.2(e)(i). In the event that the Accounting Firm determines that an overpayment of Gross-Up Payment(s) has occurred, any such overpayment shall be treated for all purposes as a loan to the Executive with interest at the applicable federal rate provided for in Section 7872(f)(2) of the Code, due and payable within ninety (90) days after written demand to the Executive by the Company; provided, however, that the Executive shall have no duty or obligation whatsoever to repay such overpayment if Executive's receipt of the overpayment, or any portion thereof, is included in the Executive's income and the Executive's repayment of the same is not deductible by the Executive for federal or state income tax purposes.

               (iii) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten (10) business days after the Executive is informed in writing of such claim by the Internal Revenue Service and the notification shall apprise the Company of the nature of the claim and the date on which such claim is required to be paid. The Executive shall not pay such claim prior to the expiration of a 30-day period following the date on which the Executive has given such notification to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is required). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

                    (A) give the Company any information reasonably requested by the Company relating to such claim;

                    (B) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company;

                    (C) cooperate with the Company in good faith in order to effectively contest such claim; and

                    (D) permit the Company to participate in any proceedings relating to such claim;

                    provided, however, that the Company shall bear and pay all costs and expenses (including additional interest and penalties) incurred in connection with such contest, and shall indemnify and hold the Executive harmless, on an after-tax basis to the Executive, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such contest. Without limitation on the foregoing provisions of this Section 4.2(e), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction or in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis, and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance; and provided further that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

                         (iv) If after the receipt by the Executive of an amount
                    advanced by the Company pursuant to Section 4.2(e)(iii), the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 4.2(e)(iii)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 4.2(e)(iii), a determination is made that the Executive shall not be entitled to a refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial or refund prior to the expiration of thirty (30) days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of the Gross-Up Payment required to be paid by the Company to the Executive.

     4.3 Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period (either prior or subsequent to a Change in Control), this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than for
(i) payment of Accrued Obligations (as defined in Section 4.1(a)) (which shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within thirty (30) days of the Date of Termination) and (ii) the timely payment or provision of Other Benefits (as defined in Section 4.1(e)), including death benefits pursuant to the terms of any plan, policy, or arrangement of the Company.

     4.4 Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period (either prior or subsequent to a Change in Control), this Agreement shall terminate without further obligations to the Executive, other than for (i) payment of Accrued Obligations (as defined in Section 4.1(a)) (which shall be paid to the Executive in a lump sum in cash within thirty (30) days of the Date of Termination) and
(ii) the timely payment or provision of Other Benefits (as defined in Section 4.1(e)) including Disability benefits pursuant to the terms of any plan, policy or arrangement of the Company.

     4.5 Termination by the Company for Cause, by the Executive Prior to a Change in Control for any Reason or by the Executive Other Than Good Reason After a Change in Control. If the Executive's employment shall be terminated by the Company for Cause during the Employment Period (either prior or subsequent to a Change in Control) or by the Executive for any reason prior to a Change in Control or by the Executive for a reason other than Good Reason after a Change in Control, this Agreement shall terminate without further obligations to the Executive, other than for (i) payment of the Executive's Accrued Obligations (as defined in Section 4.1(a)) (which shall be paid to the Executive in a lump sum in cash within thirty (30) days of the Date of Termination), and (ii) the timely payment or provision of Other Benefits (as defined in Section 4.1(e)), as applicable for such termination.

     4.6 Non-Exclusivity of Rights. Except as provided in Section 4.1(d), nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company and for which the Executive may qualify, nor shall anything herein limit or otherwise affect such rights as the Executive may have under any other contract or agreement with the Company. Amounts which are vested benefits of which the Executive is otherwise entitled to receive under any plan, policy, practice or program of, or any other contract or agreement with, the Company at or subsequent to the Date of Termination, shall be payable in accordance with such plan, policy, practice or program or contract or agreement.

     4.7 Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and, except as provided in Section 4.1(d), such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive regarding the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Code Section 7872(f)(2)(A).

Section 5:    Successors.

     5.1 Successors of Executive. This Agreement is personal to the Executive and, without the prior written consent of the Company, the rights (but not the obligations) shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

     5.2 Successors of Company. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company or the division in which the Executive is employed, as the case may be, to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to terminate the Agreement at his option on or after the Change in Control Date for Good Reason. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business or the business of the Division and/or its assets or the assets of the Division which assumes and agrees to perform this Agreement by operation of law, or otherwise.

Section 6:    Miscellaneous.

     6.1 Other Agreements. This Agreement supersedes all prior dated agreements, letters and understandings concerning severance benefits payable to the Executive, either before or after a Change in Control. The Board may, from time to time in the future, provide other incentive programs and bonus arrangements to the Executive with respect to the occurrence of a Change in Control that will be in addition to the benefits required to be paid in the designated circumstances in connection with the occurrence of a Change in Control. Such additional incentive programs and/or bonus arrangements will affect or abrogate the benefits to be paid under this Agreement only in the manner and to the extent explicitly agreed to by the Executive in any such subsequent program or arrangement.

     6.2 Notice. For purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses as set forth below; provided that all notices to the Company shall be directed to the attention of the President and Chief Executive Officer, or to such other address as one party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

              Notice to Executive:
              --------------------

              ____________________
              c/o RehabCare Group, Inc.
              7733 Forsyth Boulevard
              Suite 1700
              St. Louis, Missouri 63105

              Notice to Company:
              ------------------

              RehabCare Group, Inc.
              7733 Forsyth Boulevard
              Suite 1700
              St. Louis, Missouri 63105

     6.3 Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

     6.4 Withholding. The Company may withhold from any amounts payable under this Agreement such Federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

     6.5 Waiver. The Executive's or the Company's failure to insist upon strict compliance with any provision hereof or any other provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 3.4 shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

     IN WITNESS WHEREOF, the Executive and the Company, pursuant to the authorization from its Board, have caused this Agreement to be executed in its name on its behalf, all as of the day and year first above written.



                                   Name: _______________________________________


                                   REHABCARE GROUP, INC.


                                   By: /s/ ALAN C. HENDERSON
                                   ---------------------------------------------
                                   Name: Alan C. Henderson
                                   Title:  President and Chief Executive Officer

                                                                    EXHIBIT 21.1



                           Subsidiaries of Registrant


      Subsidiary                            Jurisdiction of Organization
      ----------                            ----------------------------


StarMed Management, Inc.                        State of Delaware

RehabCare Group East, Inc.                      State of Delaware

RehabCare Group Management Services, Inc.       State of Delaware

RehabCare Group of California, Inc.             State of Delaware

RehabCare Texas Holdings, Inc.                  State of Delaware

RehabCare Group of Texas, L.P.                  State of Texas

StarMed Health Personnel, Inc.                  State of Delaware

Salt Lake Physical Therapy Associates, Inc.     State of Utah

                                                                    EXHIBIT 23.1




                          Independent Auditors' Consent

The Board of Directors
RehabCare Group, Inc.:

We consent to the incorporation by reference in the registration statement No. 33-43236 on Form S-8, registration statement No. 33-67944 on Form S-8, registration statement No. 33-82106 on Form S-8, registration statement No. 33-82048 on Form S-8, registration statement No. 333-11311 on Form S-8, and registration statement No. 333-86679 on Form S-8 of RehabCare Group, Inc. of our report dated February 1, 2002, with respect to the consolidated balance sheets of RehabCare Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, cash flows, and comprehensive earnings for the three-year period ended December 31, 2001, which report is included in the December 31, 2001 annual report on Form 10-K of RehabCare Group, Inc.



/s/ KPMG LLP


St. Louis, Missouri
March 15, 2002