Form 10-K/A
period 2001-12-31
REHABCARE GROUP INC
filed 2002-05-10
CIK 812191

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       on
                                   FORM 10-K/A

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

Securities registered pursuant to Section 12(b)    Name of exchange on which
of the Act:                                        registered:
Common Stock, par value $.01 per share             New York Stock Exchange
Preferred Stock Purchase Rights                    New York Stock Exchange

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


================================================================================

                                EXPLANATORY NOTE


     This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, and is being filed solely for the purpose of including Exhibit 13.1.



                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2002
                                                REHABCARE GROUP, INC.
                                                  (Registrant)


                                                By:/s/GREGORY J. EISENHAUER
                                                --------------------------------
                                                Gregory J. Eisenhauer
                                                Senior Vice President and
                                                Chief Financial Officer



                                                By:/s/ JAMES M. DOUTHITT
                                                --------------------------------
                                                James M. Douthitt
                                                Senior Vice President and
                                                Chief Accounting Officer

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

3.3 Bylaws (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference)

4.1 Rights Agreement, dated September 21, 1992, by and between the Registrant and Boatmen's Trust Company (filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed September 24, 1992 and incorporated herein by reference)

10.1 1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.2 Form of Stock Option Agreement (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.3 Employment  Agreement with Alan C.  Henderson,  dated May 1, 1991 (filed as
     Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, dated June 19, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.4 Form of Termination  Compensation Agreement for Alan C. Henderson (filed as
     Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *

10.5 Form of Termination Compensation Agreement for other executive officers **

10.6 Supplemental Bonus Plan (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *

10.7 Deferred Profit Sharing Plan (filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *

10.8 RehabCare Executive Deferred Compensation Plan (filed as Exhibit 10.12 to the Registrant's Report on Form 10-K, dated May 27, 1994, and incorporated herein by reference) *

10.9 RehabCare Directors' Stock Option Plan (filed as Appendix A to Registran's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders and incorporated herein by reference) *

10.10Amended and Restated 1996 Long-Term Performance Plan (filed as Appendix A to Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference) *

10.11RehabCare  Group,  Inc.  1999  Non-Employee  Director  Stock Plan (filed as
     Appendix B to Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference) *

10.12Credit  Agreement,  dated as of August  29,  2000,  by and among  RehabCare
     Group, Inc., as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, and First National Bank, Firstar Bank, N.A., Bank of America, N.A., First Union Securities, Inc., and Banc of America Securities, LLC (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.13Pledge  Agreement,  dated as of August  29,  2000,  by and among  RehabCare
     Group, Inc. and Subsidiaries, as pledgors, and Bank of America, N.A., as collateral agent, for the holders of the Secured Obligations (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.14Security  Agreement,  dated as of August 29, 2000,  by and among  RehabCare
     Group, Inc. and Subsidiaries, as grantors, and Bank of America, N.A., as collateral agent, for the holders of the Secured Obligations (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

13.1 Those portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2001 included in response to Items 5 and 6 of this Annual Report on Form 10-K

21.1 Subsidiaries of the Registrant **

23.1 Consent of KPMG LLP**

_________________________
*    Management contract or compensatory plan or arrangement.
**  Previously filed.

                                  Exhibit 13.1

------------------------------------------------------------------------------------------------
SIX-YEAR FINANCIAL SUMMARY
Dollars in thousands, except per share data
------------------------------------------------------------------------------------------------
(Year ended December 31, unless noted)     2001    2000     1999      1998     1997    1996(1)
------------------------------------------------------------------------------------------------
Consolidated statement of earnings data:
 Operating revenues                    $542,265  $452,374  $309,425  $207,416 $160,780 $119,856
 Operating earnings (2)                  36,967    44,189    29,922    23,331   18,980   12,717
 Net earnings (2)(3)                     21,035    23,534    15,098    12,198   10,615    6,992
 Net earnings per share (EPS):(2)(3)(4)
      Basic                               $1.25     $1.62     $1.15    $  .99    $ .88    $ .50
      Diluted                             $1.16     $1.45     $1.03    $  .86    $ .73    $ .47
 Weighted average shares outstanding (000s):(4)
      Basic                              16,775    14,563    13,144    12,368   11,998   13,914
      Diluted                            18,077    16,268    14,814    14,490   14,750   15,423
------------------------------------------------------------------------------------------------
Consolidated balance sheet data:
 Working capital                        $77,524   $64,186   $27,069   $20,606  $12,793   $9,254
 Total assets                           250,661   229,093   187,264   156,870   97,241   80,802
 Total liabilities                       51,625   111,133   109,481    96,714   57,481   31,132
 Stockholders' equity                   199,036   117,960    77,783    60,156   39,760   49,670
------------------------------------------------------------------------------------------------
Financial statistics:
 Operating margin (5)                      8.5%     9.8%       9.7%     11.3%    11.8%    10.6%
 Net margin (5) (6)                        4.9%     5.2%       5.1%      5.8%     6.1%     5.8%
 Current ratio                            2.7:1    2.6:1      1.6:1     1.5:1    1.6:1    1.6:1
 Diluted EPS growth rate (5) (6)           2.1%    34.3%      27.1%     25.9%    45.2%    14.8%
 Return on equity (5) (6) (7)             16.9%    24.0%      22.8%     24.1%    21.8%    16.1%
------------------------------------------------------------------------------------------------
Operating statistics:
 Healthcare staffing:
   Average number of branch offices (8)   108.3      88.6     54.9       16.1      N/A      N/A
   Number of weeks worked (9)           233,898   223,951  131,110     52,265   29,652   21,908
 Therapy Program management:
 Inpatient units (acute rehabilitation and skilled nursing):
    Average number of programs            137.2     135.8    131.8      128.2    110.3     91.3
    Average admissions per program          394       373      369        354      321      294
    Average length of stay (billable)      13.7      14.2     14.3       14.5     15.0     15.9
    Patient days (billable)             740,938   716,993  697,769    656,363  532,195  426,995
 Outpatient programs:
    Average number of locations            61.5      53.1     40.0       26.1     17.9     19.6
    Patient visits                    1,439,169 1,173,324  785,943    378,108  231,256  223,904
 Contract therapy:
    Average number of locations (10)      249.8     156.0     90.8       49.5     35.6      N/A
------------------------------------------------------------------------------------------------

(1) For comparability purposes, reflects the twelve months ended December 31, 1996.
(2) The results for 2001 include $9.0 million in non-recurring charges related to our supplemental staffing division.
(3) The results for 2001 include a pre-tax loss of $0.5 million ($0.3 million after tax or $0.02 per share) on write-down of an investment. The results for 1999 include a pre-tax loss of $1.0 million ($0.6 million after tax or $0.05 per share) on write-down of investments. The results for 1998 and 1997 include pre-tax gains of $1.5 million ($0.9 million after tax or $0.06 per share) and $1.4 million ($0.9 million after tax or $0.06 per share), respectively, from sales of marketable securities. In addition, the results for 1998 include a $0.8 million ($0.05 per share) after-tax charge for the cumulative effect of change in accounting for start-up costs.
(4) Share data adjusted for 3-for-2 stock split in October 1997 and 2-for-1 stock split in June 2000.
(5)  Excludes non-recurring charges described in (2) above.
(6) Excludes write-down of investments, gains from sale of marketable securities and charge for the cumulative effect of change in accounting principle described in (3) above.
(7)  Average of beginning and ending equity.
(8) We entered the supplemental staffing business in August 1998 following the acquisition of StarMed Staffing, Inc.
(9)  Includes both supplemental and travel weeks worked.
(10) We entered the contract therapy business in January 1997 following the acquisition of Moore Rehabilitation Services, Inc. and TeamRehab, Inc.

STOCK DATA

The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "RHB". The stock prices below are the high and low sale prices per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated.


Calendar Quarter  1st    2nd    3rd   4th
----------------------------------------------
2001 High      $46.50 $48.20 $50.71 $46.04
     Low        32.38  33.65  36.50  22.25
----------------------------------------------
2000 High      $13.97 $28.63 $43.38 $51.38
     Low        10.50  11.38  26.38  32.44
----------------------------------------------

The Company has not paid dividends on its common stock during the two most recently completed fiscal years and has not declared any dividends during the current fiscal year. The Company does not anticipate paying cash dividends in the foreseeable future.

The number of holders of the Company's common stock as of February 19, 2002, was approximately 10,000 including 588 shareholders of record and an estimated 9,400 persons or entities holding common stock in nominee name.

Shareholders may receive earnings news releases, which provide timely financial information, by notifying our investor relations department or by visiting our
website.     http://www.rehabcare.com