Form 10-Q
period 2002-03-31
REHABCARE GROUP INC
filed 2002-05-10
CIK 812191

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

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

                       Yes    X                 No
                           -------                 -------

Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                             Outstanding at May 9, 2002
--------------------------------------            ----------------------------
Common Stock, par value $.01 per share                    17,374,513


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    1 of 16

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        March 31, 2002 (unaudited) and December 31, 2001                   3

      Condensed consolidated statements of earnings for the three
        months ended March 31, 2002 and 2001 (unaudited)                   4

      Condensed consolidated statements of cash flows for the
        three months ended March 31, 2002 and 2001(unaudited)              5

      Notes to condensed consolidated financial statements (unaudited)     6

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 10

Part II. - Other Information

   Item 1. - Legal Proceedings                                            13

   Item 4. - Submission of Matters to Security Holders                    14

   Item 6. - Exhibits and Reports on Form 8-K                             15

   Signatures                                                             16

                                    2 of 16

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements
-----------------------------------------------------

                              REHABCARE GROUP, INC.
                      Condensed Consolidated Balance Sheets
                  (dollars in thousands, except per share data)


                                                       March 31,   December 31,
                                                         2002         2001
                                                         ----         ----
                  Assets                              (unaudited)
                  ------
Current assets:
    Cash and cash equivalents                         $ 26,468     $ 18,534
    Marketable securities, available-for-sale               25        1,025
    Accounts receivable, net of allowance for doubtful
      accounts of $6,429 and $5,902, respectively       88,298       91,384
    Income taxes receivable                                 --        2,055
    Deferred tax assets                                  9,713        7,658
    Prepaid expenses and other current assets            2,633        2,390
                                                       -------      -------
      Total current assets                             127,137      123,046
Marketable securities, trading                           3,038        2,870
Equipment and leasehold improvements, net               20,056       18,373
Excess of cost over net assets acquired, net           101,685      101,685
Other                                                    4,983        4,687
                                                       -------      -------
   Total assets                                       $256,899     $250,661
                                                       =======      =======


         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
    Accounts payable                                  $  2,768      $ 3,567
    Accrued salaries and wages                          27,887       27,141
    Accrued expenses                                    14,164       14,814
    Income taxes payable                                 2,367           --
                                                       -------      -------
      Total current liabilities                         47,186       45,522
Deferred compensation and other long-term
   liabilities                                           3,233        3,043
Deferred tax liabilities                                 2,976        3,060
                                                       -------      -------
      Total liabilities                                 53,395       51,625
                                                       -------      -------
Stockholders' equity:
   Preferred stock, $.10 par value, authorized
      10,000,000 shares, none issued and outstanding        --           --
    Common stock, $.01 par value; authorized 60,000,000
      shares, issued 19,641,129 shares and 19,631,789
      shares as of March 31, 2002 and December 31,
      2001, respectively                                   197          196
    Additional paid-in capital                         109,961      109,522
    Retained earnings                                  111,085      107,057
    Less common stock held in treasury at cost,
      2,302,898 shares as of March 31, 2002 and
      December 31, 2001                                (17,757)     (17,757)
    Accumulated other comprehensive earnings                18           18
                                                       -------      -------
      Total stockholders' equity                       203,504      199,036
                                                       -------      -------
                                                      $256,899     $250,661
                                                       =======      =======

      See accompanying notes to condensed consolidated financial statements.

                                    3 of 16

                              REHABCARE GROUP, INC.
                  Condensed Consolidated Statements of Earnings
                  (amounts in thousands, except per share data)
                                   (Unaudited)


                                                        Three Months Ended
                                                              March 31,
                                                           2002    2001
                                                           ----    ----
Operating revenues                                      $138,229  $130,724
Costs and expenses:
   Operating expenses                                    102,826    93,033
   General and administrative                             26,926    22,527
   Depreciation and amortization                           1,925     2,122
                                                         -------   -------
     Total costs and expenses                            131,677   117,682
                                                         -------   -------
     Operating earnings                                    6,552    13,042
Interest income                                              106        62
Interest expense                                            (165)   (1,186)
Other income                                                   3         9
                                                         -------   -------
Earnings before income taxes                               6,496    11,927
Income taxes                                               2,468     4,749
                                                         -------   -------
     Net earnings                                       $  4,028  $  7,178
                                                         =======   =======

Net earnings per common share:
     Basic                                              $   0.23  $   0.47
                                                         =======   =======
     Diluted                                            $   0.22  $   0.42
                                                         =======   =======
Weighted-average number of
   common shares outstanding:
     Basic                                                17,338    15,434
                                                         =======   =======
     Diluted                                              18,211    17,014
                                                         =======   =======

     See accompanying notes to condensed consolidated financial statements.

                                    4 of 16

                              REHABCARE GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                             2002       2001
                                                             ----       ----
Cash flows from operating activities:
   Net earnings                                          $  4,028   $  7,178
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation and amortization                       1,925      2,122
        Provision for doubtful accounts                     1,102        929
        Income tax benefit realized on employee
           stock option exercises                             171      4,001
        Change in assets and liabilities:
           Accounts receivable, net                         1,984     (5,901)
           Prepaid expenses and other current assets         (243)      (196)
           Other assets                                       130         (1)
           Accounts payable and accrued expenses           (1,449)       914
           Accrued salaries and wages                         746       (381)
           Deferred compensation                              190        491
           Income taxes                                     2,283      3,652
                                                          -------   --------
               Net cash provided by operating
               activities                                  10,867     12,808
                                                          -------   --------

Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net  (3,311)    (2,668)
   Purchase of marketable securities                         (183)      (591)
   Proceeds from sale/maturities of marketable securities   1,015        109
   Other, net                                                (723)      (420)
                                                          -------   --------
               Net cash used in investing activities       (3,202)    (3,570)
                                                          -------   --------
Cash flows from financing activities:
   Proceeds from (repayments on) revolving credit
   facility, net                                               --    (60,100)
   Proceeds from sale of common stock, net                     --     49,581
   Exercise of stock options                                  269      2,097
                                                          -------   --------
               Net cash provided by (used in)
                  financing activities                        269     (8,422)
                                                          -------   --------
               Net increase in cash and cash
                  equivalents                               7,934        816
Cash and cash equivalents at beginning of period           18,534      7,942
                                                          -------   --------
Cash and cash equivalents at end of period               $ 26,468  $   8,758
                                                          =======   ========


     See accompanying notes to condensed consolidated financial statements.

                                    5 of 16

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                Three Month Periods Ended March 31, 2002 and 2001
                                   (Unaudited)

Note 1. - Basis of Presentation
-------------------------------

     The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. There are no other components of comprehensive income other than the Company's consolidated net income for the three months ended March 31, 2002 and 2001. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation.

     The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Reference is made to the Company's audited consolidated financial statements and the related notes as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of the Company's accounting policies.

Note 2. - New Accounting Pronouncements
---------------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated and completed after June 30, 2001. Statement No. 141 also specifies certain criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company adopted the provisions of Statement No. 141 in July 2001 and Statement No. 142 on January 1, 2002. Statement No. 141 requires that upon adoption of Statement 142, the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first quarter of 2002. In addition, to the extent an intangible asset is identified as having an indefinite life, the Company was required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first quarter of 2002. The Company has tested goodwill and intangible assets for impairment under the provision of Statement No. 142. These tests indicated that there was no impairment of goodwill or intangible assets. As of the date of adoption, the Company had unamortized goodwill in the amount of $101.7 million and unamortized identifiable intangible assets

                                    6 of 16

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

in the amount of $0.1 million, all of which are subject to the transition provisions of Statement No. 141 and Statement No. 142. Under the provisions of Statement No. 142, for fiscal years beginning after 2001, the Company is no longer recording amortization expense on goodwill.

     As of March 31, 2002, the Company had the following acquired intangible assets recorded:

                                                     Gross         Accumulated
                                                Carrying Amount   Amortization
                                                ---------------   ------------
                                                        (in thousands)

Amortized Intangible Assets:
   Purchased contracts                                $100             $ 7

Purchased contracts are being amortized straight-line over the average life of the contracts, which is 46 months.

The following table indicates the effect on net earnings and diluted earnings per share if Statement No. 142 had been in effect for each of the years presented in the Condensed Consolidated Statement of Earnings:

                                                           Three Months Ended
                                                                March 31,
                                                            2002       2001
                                                            ----       ----
                                                  (in thousands, except per share data)
   Reported net earnings                                 $  4,028   $  7,178
   Add back: goodwill amortization, net of taxes               --        697
                                                          -------    -------
   Adjusted net earnings                                 $  4,028   $  7,875
                                                          =======    =======

   Basic net earnings per share:
   As reported                                           $   0.23   $   0.47
   Add back: goodwill amortization, net of taxes               --       0.04
                                                          -------    -------
   Adjusted basic net earnings per share                 $   0.23   $   0.51
                                                          =======    =======


   Diluted net earnings per share:
   As reported                                           $   0.22   $   0.42
   Add back: goodwill amortization, net of taxes               --       0.04
                                                          -------    -------
   Adjusted diluted net earnings per share               $   0.22   $   0.46
                                                          =======    =======

     In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 is intended to establish one accounting model for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company adopted Statement No. 144 on January 1, 2002. The adoption had no effect on the condensed consolidated financial statements.


                                    7 of 16

REHABCARE GROUP, INC.

        ----------------------------------------------------------------


Note 3. - Net earnings per share
--------------------------------

The following table sets forth the computation of basic and diluted net earnings per share:

                                                      Three Months Ended
                                                           March 31,
                                                      2002           2001
                                                      ----           ----
                                              (in thousands, except per share data)
Numerator:

Numerator for basic/diluted net earnings
   per share - net earnings available
   to common stockholders after
   assumed conversions                             $  4,028      $   7,178
                                                    =======       ========

Denominator:

Denominator for basic net earnings per share -
   weighted-average shares outstanding               17,338         15,434

Effect of dilutive securities:
   Stock options                                        873          1,580
                                                    -------       --------


Denominator for diluted net earnings per share -
   adjusted weighted-average shares                  18,211         17,014
                                                    =======       ========

Basic net earnings per share                       $   0.23      $    0.47
                                                    =======       ========

Diluted net earnings per share                     $   0.22      $    0.42
                                                    =======       ========


                                    8 of 16

REHABCARE GROUP, INC.

        ----------------------------------------------------------------


Note 4. - Industry Segment Information
--------------------------------------

     The Company operates in two business segments that are managed separately based on fundamental differences in operations: temporary healthcare staffing services and therapy program management. Therapy program management includes inpatient programs (including acute rehabilitation and skilled nursing units), contract therapy programs and outpatient therapy programs. All of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months ended March 31, 2002 and 2001 in each industry segment is as follows:

                                                   Three Months Ended
                                                        March 31,
                                                    2002         2001
                                                    ----         ----
                                                 (dollars in thousands)
Revenues from Unaffiliated Customers
------------------------------------
Healthcare staffing                               $ 70,905   $ 74,281
Therapy program management:
   Inpatient                                        31,769     31,057
   Contract therapy                                 23,415     12,340
   Outpatient                                       12,140     13,046
                                                   -------    -------
      Therapy program management total              67,324     56,443
                                                   -------    -------
            Total                                 $138,229   $130,724
                                                   =======    =======

Operating Earnings (Loss) (1)
-----------------------------
Healthcare staffing                               $ (1,664)  $  3,866
Therapy program management:
   Inpatient                                         6,032      7,302
   Contract therapy                                  1,553        479
   Outpatient                                          631      1,395
                                                   -------    -------
      Therapy program management total               8,216      9,176
                                                   -------    -------
            Total                                 $  6,552   $ 13,042
                                                   =======    =======

(1) Operating earnings for the prior year have been adjusted to reflect the corporate expense allocation methodology being utilized in the current year.

Depreciation and Amortization
-----------------------------
Healthcare staffing                               $    473   $    769
Therapy program management:
   Inpatient                                         1,047        907
   Contract therapy                                    227        166
   Outpatient                                          178        280
                                                   -------    -------
      Therapy program management total               1,452      1,353
                                                   -------    -------
            Total                                 $  1,925   $  2,122
                                                   =======    =======

Capital Expenditures
--------------------
Healthcare staffing                               $    177   $    444
Therapy program management:
   Inpatient                                         1,638        960
   Contract therapy                                    904        680
   Outpatient                                          592        584
                                                   -------    -------
      Therapy program management total               3,134      2,224
                                                   -------    -------
            Total                                 $  3,311   $  2,668
                                                   =======    =======

                                    9 of 16

REHABCARE GROUP, INC.

-------------------------------------------------

                                                     As of March 31,
                                                    2002         2001
                                                    ----         ----
                                                  (dollars in thousands)
Total Assets
------------
Healthcare staffing                               $100,775   $110,483
Therapy program management:
   Inpatient                                        95,436     64,314
   Contract therapy                                 30,051     28,181
   Outpatient                                       30,637     31,468
                                                   -------    -------
      Therapy program management total             156,124    123,963
                                                   -------    -------
            Total                                 $256,899   $234,446
                                                   =======    =======

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include, but are not limited to, the effect of certain corrective actions already taken in supplemental staffing, the timing and magnitude of volume improvements, new program openings and planned cost controls, fluctuations in occupancy of the Company's hospital and long-term care clients, changes in governmental reimbursement regulations or policies, inability to attract new client relationships or to retain existing client relationships, and the ability to attract operational and professional employees and general economic downturn.

Results of Operations
---------------------

     The Company provides temporary healthcare staffing and therapy program management services for hospitals and long-term care facilities. The Company derives its revenue from two business segments: temporary healthcare staffing services and therapy program management. The Company's temporary healthcare staffing segment includes both supplemental personnel and travelers who are typically on 13 week assignments. The Company's therapy program management segment includes inpatient programs (including acute rehabilitation and skilled nursing units), contract therapy programs and outpatient therapy programs.

                                                         Three Months Ended
                                                              March 31,
Operating Statistics:                                     2002         2001
                                                          ----         ----
Healthcare staffing:
   Average number of staffing branch offices               112          103
   Number of weeks worked (supplemental and travel)     48,392       59,370
   Average revenue per week worked                    $  1,465     $  1,251

Therapy program management:
Inpatient units (acute rehabilitation and
 skilled nursing):
   Average number of programs                            134.3        138.0
   Average bed capacity                                  2,686        2,724
   Average length of stay (days)                          13.4         13.8
   Patient days                                        185,015      188,576
   Admissions                                           13,767       13,634
   Total programs in operation at end of period            133          138

                                    10 of 16

Contract therapy:
   Average number of locations                           337.1        215.0
   Number of locations at end of period                    351          219
   Average revenue per location                       $ 69,458      $57,394

Outpatient programs:
   Average number of programs                             56.3         64.5
   Patient visits                                      354,297      375,008
   Units of service                                    956,949    1,072,629
   Total programs in operation at end of period             55           65

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

REVENUES

     Operating revenues during the first quarter of 2002 increased by $7.5 million, or 5.7%, to $138.2 million as compared to $130.7 million in operating revenues during the first quarter of 2001. Increases in contract therapy and inpatient were offset by declines in staffing and outpatient.

     Staffing revenue decreased by 4.5% from $74.3 million in the first quarter of 2001 to $70.9 million in the first quarter of 2002. Supplemental staffing revenues decreased 19.7% from $57.4 million in the first quarter of 2001 to $46.0 million in the first quarter of 2002, as the Company completed the implementation in the supplemental staffing division of new software and systems training, database repopulation and management transition initiated in the fourth quarter of 2001. A 28.1% decrease in weeks worked from 49,247 in the first quarter of 2001 to 35,403 in the first quarter of 2002 was offset by an 11.7% increase in average revenue per week worked from $1,157 to $1,292. The increase in average revenue per week worked was primarily the result of an increased focus on placing more RN's and LPN's versus CNA's. Travel staffing revenues increased 46.8% from $16.9 million in the first quarter of 2001 to $24.9 million in the first quarter of 2002, reflecting a 28.3% increase in weeks worked from 10,123 in the first quarter of 2001 to 12,989 in the first quarter of 2002 and a 14.5% increase in average revenue per week worked from $1,672 to $1,914.

     Inpatient program revenue increased by 2.3% from $31.1 million in the first quarter of 2001 to $31.8 million in the first quarter of 2002. A 4.3% increase in revenue per patient day was offset by a 1.9% decrease in patient days from 188,576 to 185,015. The decrease in patient days primarily resulted from a decrease in the average number of inpatient programs managed from 138.0 to
134.3. Average length of stay decreased to 13.4. The decrease in average length of stay was primarily a result of the phase-in of the Medicare prospective payment system ("PPS") which began on January 1, 2002 for inpatient rehabilitation facilities. As the Company's clients convert to PPS, the Company is moving to modify the reimbursement in its contracts from primarily a rate per patient day to a rate per discharge. This will help align the Company's incentives with its clients.

     Contract therapy revenue increased by 89.7% from $12.3 million in the first quarter of 2001 to $23.4 million in the first quarter of 2002, reflecting a 56.8% increase in the average number of contract therapy locations managed from
215.0 to 337.1, and a 21.0% increase in revenue per location from $57,394 to $69,458. The increase in revenue per location is primarily the result of same store growth and a continued focus on opening larger locations.

     Outpatient revenue decreased by 6.9% from $13.0 million in the first quarter of 2001 to $12.1 million in the first quarter of 2002, reflecting a 12.7% decrease in the average number of outpatient programs managed from 64.5 to 56.3, offset by a 2.3% increase in units of service per program from 16,630 to 17,006 and a 6.7% increase in the average revenue per location from $202,250 to $215,746.

                                    11 of 16

OPERATING EARNINGS

     Consolidated operating earnings decreased by 49.8% from $13.0 million in the first quarter of 2001 to $6.6 million in the first quarter of 2002. Operating expenses as a percentage of revenues increased from 71.2% in the first quarter of 2001 to 74.4% in the first quarter of 2002, primarily reflecting narrower spreads between bill and pay rates in the staffing division and lower productivity in the therapy program management division. General and administrative expenses as a percentage of revenue increased from 17.2% in the first quarter of 2001 to 19.5% in the first quarter of 2002. Depreciation and amortization as a percentage of revenues decreased from 1.6% in the first quarter of 2001 to 1.4% in the first quarter of 2002 as a result of the elimination of goodwill amortization from the adoption of Statement No. 142 on January 1, 2002. The elimination of goodwill amortization was offset by increased depreciation expense recorded on capital expenditures. The following discussion by division includes the effect of adjusting the first quarter of 2001 operating earnings to reflect the current overhead allocation method being utilized in the first quarter of 2002.

     Operating earnings (loss) in the staffing division decreased by $5.5 million to a loss of $1.7 million in the first quarter of 2002, reflecting significant expenses associated with management reorganization, systems roll-out and training, and a move toward consolidation of the supplemental staffing division's branch administrative functions. As a result, general and administrative expenses as a percentage of revenues increased from 18.8% in the first quarter of 2001 to 22.8% in the first quarter of 2002. Gross profit margin decreased from 26.0% in the first quarter of 2001 to 22.1% in first quarter of 2002 as a result of decreased productivity in the branches due to systems training and narrower spreads between bill and pay rates. Depreciation and amortization expense as a percentage of revenues decreased from 1.0% in the first quarter of 2001 to 0.7% in the first quarter of 2002 as a result of the elimination of goodwill amortization from the adoption of Statement No. 142.

     Inpatient operating earnings decreased 17.4% from $7.3 million in the first quarter of 2001 to $6.0 million in the first quarter of 2002, reflecting a decrease in operating margin from 37.9% to 35.8%, and an increase in general and administrative expenses as a percent of revenues from 11.8% to 13.3%. The decrease in operating margin was primarily the result of lower productivity in further preparing for the implementation of a prospective payment system. Depreciation and amortization as a percentage of revenues increased from 2.5% in 2001 to 3.3% in 2002, as depreciation on capital expenditures more than offset the elimination of goodwill amortization related to Statement No. 142.

     Contract therapy operating earnings increased 224.2% from $0.5 million in the first quarter of 2001 to $1.6 million in the first quarter of 2002, reflecting an 89.7% increase in operating revenues, offset by a decrease in operating margin from 31.0% to 27.1% as a result of a high degree of contract labor costs associated with the large number of programs added. General and administrative expenses as a percentage of revenues decreased from 23.7% to 18.0%. Depreciation and amortization expense as a percentage of revenues decreased from 1.8% in the first quarter of 2001 to 1.0% in the first quarter of 2002, reflecting the elimination of goodwill amortization expense related to Statement No. 142.

     Outpatient operating earnings decreased 54.8% from $1.4 million in the first quarter of 2001 to $0.6 million in the first quarter of 2002, reflecting a decrease in operating margin from 28.5% to 25.8% as a result of increased labor expenses and an increase in general and administrative expenses as a percentage of revenues from 15.3% to 18.8%. Depreciation and amortization expense as a percentage of revenues decreased from 2.6% in 2001 to 1.5% in 2002, reflecting the elimination of goodwill amortization expense related to Statement No. 142.

                                    12 of 16

NONOPERATING ITEMS

     Interest income increased by $44,000 or 71.0% to $0.1 million due to increased cash balances.

     Interest expense decreased by $1.0 million or 86.1% from $1.2 million in the first quarter of 2001 to $0.2 million in the first quarter of 2002, primarily reflecting the repayment of the line of credit debt during March 2001 and the repayment of all subordinated debt during the fourth quarter 2001.

     Earnings before income taxes decreased by $5.4 million from $11.9 million in the first quarter of 2001 to $6.5 million in the first quarter of 2002. The provision for income taxes in the first quarter of 2001 was $4.7 million compared to $2.5 million in the first quarter of 2002, reflecting effective income tax rates of 39.8% and 38.0%, respectively. Net earnings decreased by $3.2 million, or 43.9%, to $4.0 million in the first quarter of 2002 from $7.2 million in the first quarter of 2001. Diluted net earnings per share decreased by 47.6% from $0.42 in the first quarter of 2001 to $0.22 in the first quarter of 2002 on a 7.0% increase in the weighted-average shares outstanding. The increase in the weighted-average shares outstanding was attributable primarily to the secondary equity offering during March 2001, and stock option grants and exercises.


Liquidity and Capital Resources
-------------------------------

     As of March 31, 2002, the Company had $26.5 million in cash and short-term investments and a current ratio, the amount of current assets divided by current liabilities, of 2.7 to 1. Working capital increased by $2.4 million to $80.0 million as of March 31, 2002, compared to $77.5 million as of December 31, 2001. The increase in working capital is primarily due to working capital generated from operations.

     Net accounts receivable were $88.3 million at March 31, 2002, compared to $91.4 million at December 31, 2001. The number of days' average net revenue in net receivables was 56.5 at March 31, 2002, it's lowest point in almost four years, compared to 63.8 at December 31, 2001.

     The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital, capital expenditures, internal business expansion and debt service requirements. The Company expects to meet its future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $125.0 million revolving line of credit expiring in August 2005 with no balance outstanding as of March 31, 2002, and no other debt obligation.


Part II. - Other Information
----------------------------


Item 1 - Legal Proceedings
--------------------------

     The Company is subject to various claims and legal actions in the ordinary course of business. These matters include, without limitation, professional liability, employee-related matters and inquiries and investigations by governmental agencies relating to Medicare or Medicaid reimbursement and other issues.

     The Company recently reached a settlement agreement with the United States Department of Labor under which the Company has conducted a self-audit of the overtime practices for certain temporary employees of the Company's staffing division for the period from January 1, 1998 to October 26, 2001.

                                    13 of 16

In order to implement the agreement, the Department of Labor recently filed suit against the Company and certain of the Company's subsidiaries in federal court in St. Louis, Missouri and a pre-negotiated order was approved by the court on November 2, 2001 (the "Order"). The suit serves to bar future multiple suits on the overtime compensation issue for the time period covered by the Order with respect to the employees covered by the Order, and the time period for the audit has been extended by agreement to December 31, 2001. Pursuant to the Order, the Company conducted a review of personnel records. Based upon such review, in April 2002 the Company submitted a report to the Department of Labor indicating whether each individual employed as a temporary employee of the Company's staffing division during the period under audit was or was not owed any additional overtime compensation. This report is currently being reviewed by the Department of Labor. In the fourth quarter of 2001, the Company reported a non-recurring charge of approximately $6 million relating to costs associated with these overtime payments, including the associated costs of the audit. While the Company believes the $6 million will be adequate to cover these payments and costs, the actual total expenses incurred in this matter may be higher or lower. The Company expects these payments to be made during the second quarter of 2002.

     In addition, the Company's clients may become subject to claims, governmental inquiries and investigations and legal actions to which the Company may become a party relating to services provided by the Company. From time to time and depending on the particular facts and circumstances, the Company may be subject to indemnification obligations under the Company's contracts with the Company's clients relating to these matters. The Company has recently received a formal demand for indemnification by the current owner of a client facility for liabilities, including attorneys' fees and expenses, arising out of a recent assessment of liability communicated by the United States Department of Justice to the Company's client for settlement purposes. The Department's claim is the result of its investigation of alleged improper billing practices under the Medicare program relating to an inpatient rehabilitation unit that the Company manages at the client facility. The Company has denied any liability under the indemnification provisions of the Company's contract with the client facility based upon its belief that the alleged inaccuracies in the billing process for Medicare patients were not the result of any of the Company's actions or omissions in operating the rehabilitation unit. At no time was the Company responsible, either contractually or otherwise, for the client facility's cost reporting for Medicare patients, nor does the Company believe that any of the clinical information that the Company provided to the client facility formed the basis for the allegedly inaccurate cost reporting. The Company is not a party to the Department of Justice's claim against the client facility and the Company has declined its client's offer to be a party to the settlement discussions based upon the Company's belief that the Company has no indemnification liability on this claim.


Item 4 - Submission of Matters to Security Holders
--------------------------------------------------

     The annual Meeting of Stockholders of the Company was held on Wednesday, May 1, 2002, at which time the stockholders voted to elect the seven incumbent directors to hold office until the next annual meeting of stockholders of the Company or until their successors have been duly elected and qualified. The names of each of the directors of the Company who were reelected at the Annual Meeting and the votes cast "FOR" or for which authority to vote was "WITHHELD" is as follows:

      Name                             For              Withheld Authority
      ----                             ---              ------------------

      William G. Anderson           14,772,808                134,975
      Colleen Conway-Welch          14,772,840                134,943
      Alan C. Henderson             13,083,296              1,824,487
      Richard E. Ragsdale           14,773,253                134,530
      John H. Short                 14,774,063                133,720
      H. Edwin Trusheim             14,766,918                140,865
      Theodore M. Wight             14,771,573                136,210

                                    14 of 16

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



                                                   REHABCARE GROUP, INC.

May 10, 2002

                                                   By:/s/  Gregory J. Eisenhauer
                                                     ---------------------------
                                                           Gregory J. Eisenhauer
                                                       Senior Vice President and
                                                         Chief Financial Officer


                                                   By:/s/      James M. Douthitt
                                                      --------------------------
                                                               James M. Douthitt
                                                       Senior Vice President and
                                                        Chief Accounting Officer

                                    16 of 16