Form 10-Q
period 2002-07-31
REHABCARE GROUP INC
filed 2002-08-13
CIK 812191

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

                  For the quarterly period ended June 30, 2002
                                                 -------------

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

                       Yes    X                 No
                           ------                  ------


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                           Outstanding at August 8, 2002
--------------------------------------          -----------------------------
Common Stock, par value $.01 per share                    17,103,735



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                REHABCARE GROUP, INC.

                                        Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        June 30, 2002 (unaudited) and December 31, 2001                    3

      Condensed consolidated statements of earnings for the three
        months and six months ended June 30, 2002 and 2001 (unaudited)     4

      Condensed consolidated statements of cash flows for the
        six months ended June 30, 2002 and 2001(unaudited)                 5

      Condensed consolidated statements of comprehensive earnings for the three months and six months ended June 30, 2002
        and 2001(unaudited)                                                6

      Notes to condensed consolidated financial statements (unaudited)     7

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 11

Part II. - Other Information

   Item 1. - Legal Proceedings                                            17

   Item 6. - Exhibits and Reports on Form 8-K                             18

   Signatures                                                             19






                                    2 of 19

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements
-----------------------------------------------------

                                REHABCARE GROUP, INC.
                        Condensed Consolidated Balance Sheets
               (dollars in thousands, except share and per share data)

                                                       June 30,    December 31,
                                                         2002         2001
                                                         ----         ----
                  Assets                              (unaudited)
                  ------
Current assets:
    Cash and cash equivalents                         $ 34,037     $ 18,534
    Marketable securities, available-for-sale               16        1,025
    Accounts receivable, net of allowance for doubtful
      accounts of $6,703 and $5,902, respectively       83,997       91,384
   Income taxes receivable                                  --        2,055
    Deferred tax assets                                  8,750        7,658
    Prepaid expenses and other current assets            2,838        2,390
                                                       -------      -------
      Total current assets                             129,638      123,046
Marketable securities, trading                           3,344        2,870
Equipment and leasehold improvements, net               21,334       18,373
Excess cost over net assets acquired, net              101,685      101,685
Other                                                    4,991        4,687
                                                       -------      -------
   Total assets                                       $260,992     $250,661
                                                       =======      =======


         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
    Accounts payable                                  $  1,172      $ 3,567
    Accrued salaries and wages                          29,884       27,141
    Accrued expenses                                    12,560       14,814
    Income taxes payable                                   220           --
                                                       -------      -------

      Total current liabilities                         43,836       45,522
Deferred compensation and other long-term
   liabilities                                           3,521        3,043
Deferred tax liabilities                                 3,513        3,060
                                                       -------      -------
      Total liabilities                                 50,870       51,625
                                                       -------      -------

Stockholders' equity:
   Preferred stock, $.10 par value, authorized
      10,000,000 shares, none issued and outstanding        --           --
    Common stock, $.01 par value; authorized 60,000,000
      shares, issued 19,774,973 shares and 19,631,789
      shares as of June 30, 2002 and December 31,
      2001, respectively                                   198          196
    Additional paid-in capital                         110,715      109,522
    Retained earnings                                  116,957      107,057
    Less common stock held in treasury at cost,
      2,302,898 shares as of June 30, 2002 and
      December 31, 2001                                (17,757)     (17,757)
    Accumulated other comprehensive earnings                 9           18
                                                       -------      -------
      Total stockholders' equity                       210,122      199,036
                                                       -------      -------
                                                      $260,992     $250,661
                                                       =======      =======


      See accompanying notes to condensed consolidated financial statements.


                                    3 of 19

                              REHABCARE GROUP, INC.
                  Condensed Consolidated Statements of Earnings
                  (amounts in thousands, except per share data)
                                   (Unaudited)

                                    Three Months Ended           Six Months Ended
                                         June 30,                    June 30,
                                      2002         2001          2002        2001
                                      ----         ----          ----        ----
Operating revenues                 $140,836    $136,871        $279,065    $267,595
Costs and expenses:
   Operating expenses               103,623      97,225         206,449     190,258
   General and administrative        25,652      24,127          52,578      46,654
   Depreciation and amortization      2,035       2,326           3,960       4,448
                                    -------     -------         -------     -------
     Total costs and expenses       131,310     123,678         262,987     241,360
                                    -------     -------         -------     -------
     Operating earnings               9,526      13,193          16,078      26,235
Interest income                         105          75             211         137
Interest expense                       (160)       (243)           (325)     (1,429)
Other income (expense)                    1          (1)              4           8
                                    -------     -------         -------     -------
Earnings before income taxes          9,472      13,024          15,968      24,951
Income taxes                          3,600       5,192           6,068       9,941
                                    -------     -------         -------     -------
     Net earnings                  $  5,872    $  7,832        $  9,900    $ 15,010
                                    =======     =======         =======     =======

Net earnings per common share:
     Basic                         $   0.34    $   0.46        $   0.57    $   0.92
                                    =======     =======         =======     =======
     Diluted                       $   0.32    $   0.43        $   0.54    $   0.85
                                    =======     =======         =======     =======
Weighted-average number of
   common shares outstanding:
     Basic                           17,413      17,008          17,376      16,241
                                    =======     =======         =======     =======
     Diluted                         18,298      18,358          18,267      17,748
                                    =======     =======         =======     =======





     See accompanying notes to condensed consolidated financial statements.



                                     4 of 19

                              REHABCARE GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                             2002       2001
                                                             ----       ----
Cash flows from operating activities:
   Net earnings                                          $  9,900   $ 15,010
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation and amortization                       3,960      4,448
        Provision for doubtful accounts                     2,239      2,129
        Income tax benefit realized on employee
           stock option exercises                             339      5,249
        Change in assets and liabilities:
           Accounts receivable, net                         5,148    (11,402)
           Prepaid expenses and other current assets         (448)       (81)
           Other assets                                       221        (59)
           Accounts payable and accrued expenses           (4,649)    (3,067)
           Accrued salaries and wages                       2,743      1,690
           Deferred compensation                              242        355
           Income taxes                                     1,636       (314)
                                                          -------    -------
               Net cash provided by operating
               activities                                  21,331     13,958
                                                          -------    -------

Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net  (6,322)    (4,576)
   Purchase of marketable securities                         (269)      (696)
   Proceeds from sale/maturities of marketable securities   1,031        401
   Other, net                                              (1,124)      (829)
                                                          -------    -------
               Net cash used in investing activities       (6,684)    (5,700)
                                                          -------    -------

Cash flows from financing activities:
   Repayments on revolving credit facility and
     other long term debt, net                                 --    (64,050)
   Proceeds from sale of common stock, net                     --     49,468
   Exercise of stock options                                  856      3,784
                                                          -------    -------
               Net cash provided by (used in)
                  financing activities                        856    (10,798)
                                                          -------    -------
               Net increase (decrease) in cash and
                  cash equivalents                         15,503     (2,540)
Cash and cash equivalents at beginning of period           18,534      7,942
                                                          -------   --------
Cash and cash equivalents at end of period               $ 34,037  $   5,402
                                                          =======   ========

     See accompanying notes to condensed consolidated financial statements.



                                    5 of 19

                              REHABCARE GROUP, INC.
           Condensed Consolidated Statements of Comprehensive Earnings
                             (dollars in thousands)
                                   (Unaudited)

                                    Three Months Ended           Six Months Ended
                                         June 30,                    June 30,
                                      2002         2001           2002       2001
                                      ----         ----           ----       ----
Net earnings                      $  5,872       $  7,832      $  9,900    $ 15,010

Other comprehensive losses net
    of tax benefit:
    Unrealized holding losses arising
    during period on securities
    (net of $3 tax benefit)             (9)            --            (9)         --
                                   -------        -------       -------     -------

Comprehensive earnings            $  5,863       $  7,832      $  9,891    $ 15,010
                                   =======        =======       =======     =======

     See accompanying notes to condensed consolidated financial statements.










                                     6 of 19

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                 Six Month Periods Ended June 30, 2002 and 2001
                                   (Unaudited)

Note 1. - Basis of Presentation
-------------------------------

     The condensed consolidated balance sheets and related condensed consolidated statements of earnings, cash flows, and comprehensive earnings contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the three months and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Note 2. - New Accounting Pronouncements
---------------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated and completed after June 30, 2001. Statement No. 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company adopted the provisions of Statement No. 141 in July 2001 and Statement No. 142 on January 1, 2002. Statement No. 141 requires that upon adoption of Statement No. 142, the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first quarter of 2002. In addition, to the extent an intangible asset is identified as having an indefinite life, the Company was required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first quarter of 2002. The Company has tested goodwill and intangible assets for impairment under the provision of Statement No. 142. These tests indicated that there was no impairment of goodwill or intangible assets. As of the date of adoption, the Company had unamortized goodwill in the amount of $101.7 million and unamortized identifiable intangible assets

                                    7 of 19

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

in the amount of $0.1 million, all of which are subject to the transition provisions of Statement No. 141 and Statement No. 142. Under the provisions of Statement No. 142, for fiscal years beginning after 2001, the Company is no longer recording amortization expense on goodwill.

      As of June 30, 2002, the Company had the following  acquired  intangible assets recorded:
                                                     Gross         Accumulated
                                                Carrying Amount   Amortization
                                                ---------------   ------------
                                                        (in thousands)
Amortized Intangible Assets:
   Purchased contracts                                $100             $ 13


Purchased contracts are being amortized straight-line over the average life of the contracts, which is 46 months.

     The following table indicates the effect on net earnings and diluted earnings per share if Statement No. 142 had been in effect for each of the periods presented in the Condensed Consolidated Statement of Earnings:

                                             Three Months Ended       Six Months Ended
                                                   June 30,               June 30,
                                               2002       2001       2002         2001
                                               ----       ----       ----         ----
                                                (in thousands, except per share data)
Reported net earnings                       $  5,872   $  7,832    $  9,900    $ 15,010
Add back: goodwill amortization,
   net of taxes                                   --        714          --       1,411
                                              ------     ------      ------      ------
Adjusted net earnings                       $  5,872   $  8,546    $  9,900    $ 16,421
                                              ======     ======      ======      ======

Basic net earnings per share:
As reported                                 $   0.34   $   0.46    $   0.57       $0.92
Add back: goodwill amortization,
   net of taxes                                   --       0.04          --        0.09
                                              ------     ------      ------      ------
Adjusted basic net earnings per share       $   0.34   $   0.50    $   0.57    $   1.01
                                              ======     ======      ======      ======

Diluted net earnings per share:
As reported                                 $   0.32   $   0.43    $   0.54    $   0.85
Add back: goodwill amortization,
   net of taxes                                   --       0.04          --        0.08
                                              ------     ------      ------      ------
Adjusted diluted net earnings per share     $   0.32   $   0.47    $   0.54    $   0.93
                                              ======     ======      ======      ======

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


                                    8 of 19

REHABCARE GROUP, INC.

          ----------------------------------------------------------------

Note 3. - Net earnings per share
--------------------------------

     Basic net earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted net earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (as calculated utilizing the treasury stock method).

The following table sets forth the computation of basic and diluted net earnings per share:

                                               Three Months Ended    Six Months Ended
                                                     June 30,             June 30,
                                                 2002       2001      2002      2001
                                                 ----       ----      ----      ----
                                               (in thousands, except per share data)
Numerator:

Numerator for basic/diluted net earnings
   per share - net earnings available
   to common stockholders after
   assumed conversions                         $ 5,872    $ 7,832    $ 9,900  $15,010
                                                ======     ======     ======   ======

Denominator:

Denominator for basic net earnings per share -
   weighted-average shares outstanding          17,413     17,008    17,376    16,241

Effect of dilutive securities:
   Stock options                                   885      1,350       891     1,507
                                                ------     ------    ------    ------


Denominator for diluted net earnings per share -
   adjusted weighted-average shares             18,298     18,358    18,267    17,748
                                                ======     ======    ======    ======

Basic net earnings per share                   $  0.34    $  0.46    $ 0.57   $  0.92
                                                ======     ======     =====    ======

Diluted net earnings per share                 $  0.32    $  0.43    $ 0.54   $  0.85
                                                ======     ======     =====    ======

     For the three month and six months ended June 30, 2002, stock options to purchase 824,151 and 824,408 shares, respectively of the Company's common stock were not included in the computation of diluted net earnings per share, as the effect of such stock options would be anti-dilutive.




                                    9 of 19

REHABCARE GROUP, INC.

          ----------------------------------------------------------------


Note 4. - Industry Segment Information
--------------------------------------

     The Company operates in two business segments that are managed separately based on fundamental differences in operations: temporary healthcare staffing services and therapy program management. Therapy program management includes inpatient programs (including acute rehabilitation and skilled nursing units), contract therapy programs and outpatient therapy programs. All of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months and six months ended June 30, 2002 and 2001 in each industry segment is as follows:

                                             Three Months Ended     Six Months Ended
                                                  June 30,              June 30,
                                              2002         2001      2002       2001
                                              ----         ----      ----       ----
                                                        (dollars in thousands)
Revenues from Unaffiliated Customers
------------------------------------
Healthcare staffing                        $ 70,560    $ 78,067    $141,465   $152,348
Therapy program management:
   Inpatient                                 32,057      30,759      63,826     61,816
   Contract therapy                          25,607      15,055      49,022     27,395
   Outpatient                                12,612      12,990      24,752     26,036
                                            -------     -------     -------    -------
      Therapy program management total       70,276      58,804     137,600    115,247
                                            -------     -------     -------    -------
            Total                          $140,836    $136,871    $279,065   $267,595
                                            =======     =======     =======    =======

Operating Earnings (Loss) (1)
--------------------------
Healthcare staffing                        $   (333)   $  3,698    $ (1,997)  $  7,564
Therapy program management:
   Inpatient                                  6,677       7,550      12,709     14,852
   Contract therapy                           2,102         617       3,655      1,096
   Outpatient                                 1,080       1,328       1,711      2,723
                                            -------     -------     -------    -------
      Therapy program management total        9,859       9,495      18,075     18,671
                                            -------     -------     -------    -------
            Total                          $  9,526    $ 13,193    $ 16,078   $ 26,235
                                            =======     =======     =======    =======

(1) Operating earnings for the prior year period have been adjusted to reflect the corporate expense allocation methodology being utilized in the current year period. The corresponding restated operating earnings (loss) for the three months ended September 30, 2001 and December 31, 2001 are as follows:

                                             Three Months Ended    Three Months Ended
                                                September 30,         December 31,
                                                     2001                  2001
                                                     ----                  ----
      Healthcare staffing                         $  4,103               $(10,171)
      Therapy program management:
         Inpatient                                   7,669                  6,085
         Contract therapy                              874                  1,000
         Outpatient                                    873                    299
                                                   -------                -------
             Therapy program management total        9,416                  7,384
                                                   -------                -------
                    Total                         $ 13,519               $ (2,787)
                                                   =======                =======


                                    10 of 19

REHABCARE GROUP, INC.

          ----------------------------------------------------------------

Note 4. - Industry Segment Information (Continued)
--------------------------------------------------

                                            Three Months Ended     Six Months Ended
                                                  June 30,              June 30,
                                              2002         2001      2002       2001
                                              ----         ----      ----       ----
                                                        (dollars in thousands)
Depreciation and Amortization
-----------------------------
Healthcare staffing                        $    449     $    822   $    922  $  1,591
Therapy program management:
   Inpatient                                  1,132          875      2,179     1,782
   Contract therapy                             265          255        492       421
   Outpatient                                   189          374        367       654
                                            -------      -------    -------   -------
      Therapy program management total        1,586        1,504      3,038     2,857
                                            -------      -------    -------   -------
            Total                          $  2,035     $  2,326   $  3,960  $  4,448
                                            =======      =======    =======   =======
Capital Expenditures
--------------------
Healthcare staffing                        $    117     $    525   $    294  $    969
Therapy program management:
   Inpatient                                  1,047          688      2,685     1,648
   Contract therapy                           1,423          413      2,327     1,093
   Outpatient                                   424          282      1,016       866
                                            -------      -------    -------   -------
      Therapy program management total        2,894        1,383      6,028     3,607
                                            -------      -------    -------   -------
            Total                          $  3,011     $  1,908   $  6,322  $  4,576
                                            =======      =======    =======   =======

                                                               As of
                                                              June 30,
                                                           2002      2001
                                                           ----      ----
Total Assets
------------
Healthcare staffing                                     $ 96,424   $110,746
Therapy program management:
   Inpatient                                             104,279     71,469
   Contract therapy                                       30,669     26,823
   Outpatient                                             29,620     28,644
                                                         -------    -------
      Therapy program management total                   164,568    126,936
                                                         -------    -------
            Total                                       $260,992   $237,682
                                                         =======    =======

Note 5. - Subsequent Event
--------------------------

     On July 31, 2002, the Company announced that its Board of Directors has authorized the repurchase of up to 1.7 million shares of its common stock. The Company expects to repurchase its shares from time to time through open market purchases or privately negotiated transactions.

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include, but are not limited to, the effect of certain corrective actions already taken in supplemental staffing, the timing and magnitude of volume improvements, new program openings and planned cost controls, fluctuations in occupancy of the Company's hospital and long-term care clients, changes in and compliance with governmental reimbursement regulations

                                    11 of 19

REHABCARE GROUP, INC.

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations (Continued)
---------------------------------

or policies, inability to attract new client relationships or to retain existing client relationships, inability to attract operational and professional employees, adequacy and effectiveness of operating and administrative systems, litigation risks (including an inability to predict ultimate costs and liabilities and disruptions to the Company's operations) and general economic downturn.

Results of Operations
---------------------

     The Company provides temporary healthcare staffing and therapy program management services for hospitals and long-term care facilities. The Company derives its revenue from two business segments: temporary healthcare staffing services and therapy program management. The Company's temporary healthcare staffing segment includes both supplemental personnel and traveling personnel who are typically on 13 week assignments. The Company's therapy program management segment includes inpatient programs (including acute rehabilitation and skilled nursing units), contract therapy programs and outpatient therapy programs.

                                               Three Months Ended    Six Months Ended
                                                     June 30,            June 30,
Operating Statistics:                            2002      2001        2002       2001
                                                 ----      ----        ----       ----
Healthcare staffing:
   Average number of staffing branch offices     110.9      108.6     111.6       106.0
   Number of weeks worked (supplemental
   and travel)                                  47,103     61,957     95,495    121,327
   Average revenue per week worked            $  1,498    $ 1,260    $ 1,481   $  1,256

Therapy program management:
Inpatient units (acute rehabilitation and
 skilled nursing):
   Average number of programs                    134.4      136.7      134.4      137.4
   Average bed capacity                          2,710      2,712      2,698      2,718
   Average length of stay (admissions/days)       13.4       13.7       13.4       13.8
   Patient days                                186,206    186,105    371,221    374,681
   Admissions                                   13,879     13,548     27,646     27,182
   Total programs in operation at end of
   period                                          138        136        138        136

Contract therapy:
   Average number of locations                   373.9      230.3      355.6      222.7
   Number of locations at end of period            382        240        382        240
   Average revenue per location                $68,488   $ 65,361   $137,856   $122,755

Outpatient programs:
   Average number of programs                     55.4       62.7       55.8       63.6
   Patient visits                              349,264    370,680    703,561    745,688
   Units of service                            957,880  1,065,197  1,914,829  2,137,826
   Total programs in operation at end of period     55         60         55         60

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001
-----------------------------------------------------------------------------

REVENUES

     Operating revenues during the second quarter of 2002 increased by $3.9 million, or 2.9%, to $140.8 million as compared to $136.9 million in operating revenues during the second quarter of 2001. Increases in contract therapy and inpatient were offset by declines in staffing and outpatient.

                                    12 of 19

     Staffing revenue decreased by 9.6% from $78.1 million in the second quarter of 2001 to $70.6 million in the second quarter of 2002. Supplemental staffing revenues decreased 26.0% from $59.9 million in the second quarter of 2001 to $44.3 million in the second quarter of 2002, as the Company continued the management transition initiated in the fourth quarter of 2001 and focused on placing more highly credentialed staff. A 34.0% decrease in weeks worked from 51,223 in the second quarter of 2001 to 33,789 in the second quarter of 2002 was partially offset by a 12.2% increase in average revenue per week worked from $1,169 to $1,312. The increase in average revenue per week worked was primarily the result of placing more highly credentialed staff such as registered nurses and licensed practical nurses versus certified nurses assistants as well as increased bill rates. Travel staffing revenues increased 44.1% from $18.2 million in the second quarter of 2001 to $26.2 million in the second quarter of 2002, reflecting a 24.0% increase in weeks worked from 10,734 in the second quarter of 2001 to 13,314 in the second quarter of 2002 and a 16.2% increase in average revenue per week worked from $1,696 to $1,971.

     Inpatient program revenue increased by 4.2% from $30.8 million in the second quarter of 2001 to $32.1 million in the second quarter of 2002. The increase in revenue was primarily a result of a 4.2% increase in revenue per patient day. Although admissions per program were also up 4.2% over the prior year, a 1.7% decline in average number of programs combined with a 2.2% decline in average length of stay caused total patient days to increase by only 0.1%.

     Contract therapy revenue increased by 70.1% from $15.1 million in the second quarter of 2001 to $25.6 million in the second quarter of 2002, reflecting a 62.4% increase in the average number of contract therapy locations managed from 230.3 to 373.9, and a 4.8% increase in revenue per location from $65,361 to $68,488. The increase in revenue per location is primarily the result of same store growth and a continued focus on opening larger locations.

     Outpatient revenue decreased by 2.9% from $13.0 million in the second quarter of 2001 to $12.6 million in the second quarter of 2002, reflecting an 11.6% decrease in the average number of outpatient programs managed from 62.7 to 55.4, partially offset by a 9.8% increase in the average revenue per location from $207,209 to $227,591.

OPERATING EARNINGS

     Consolidated operating earnings decreased by 27.8% from $13.2 million in the second quarter of 2001 to $9.5 million in the second quarter of 2002. Operating expenses as a percentage of revenues increased from 71.0% in the second quarter of 2001 to 73.6% in the second quarter of 2002, primarily reflecting narrower spreads between bill and pay rates in the staffing group and lower productivity in the therapy program management group. General and administrative expenses as a percentage of revenue increased from 17.6% in the second quarter of 2001 to 18.2% in the second quarter of 2002, primarily as a result of lower revenues in the staffing and outpatient divisions. Depreciation and amortization as a percentage of revenues decreased from 1.7% in the second quarter of 2001 to 1.4% in the second quarter of 2002 as a result of the elimination of goodwill amortization from the adoption of Statement No. 142 on January 1, 2002. The elimination of goodwill amortization was partially offset by increased depreciation expense recorded on capital expenditures. The following discussion by division includes the effect of adjusting the second quarter of 2001 operating earnings to reflect the current overhead allocation method being utilized in the second quarter of 2002.

                                    13 of 19

     Operating earnings in the staffing group decreased from $3.7 million in the second quarter of 2001 to a loss of $0.3 million in the second quarter of 2002, reflecting significant expenses and a decrease in weeks worked associated with management reorganization and narrower gross profit margins. Gross profit margin decreased from 26.3% in the second quarter of 2001 to 23.0% in second quarter of 2002, primarily as a result of placing more highly credentialed staff which deliver greater profitability but less margin. General and administrative expenses as a percentage of revenues increased from 19.5% in the second quarter of 2001 to 21.9% in the second quarter of 2002. Depreciation and amortization expense as a percentage of revenues decreased from 1.1% in the second quarter of 2001 to 0.6% in the second quarter of 2002 as a result of the elimination of goodwill amortization from the adoption of Statement No. 142.

     Inpatient operating earnings decreased 11.6% from $7.5 million in the second quarter of 2001 to $6.7 million in the second quarter of 2002, reflecting a decrease in contribution margin from 39.3% to 36.9%, and an increase in general and administrative expenses as a percent of revenues from 11.7% to 12.3%. The decrease in contribution margin was primarily the result of lower productivity related to further preparation for the implementation of a prospective payment system and higher labor costs. Depreciation and amortization as a percentage of revenues increased from 2.8% in 2001 to 3.5% in 2002, as depreciation on increased capital expenditures more than offset the elimination of goodwill amortization related to Statement No. 142.

     Contract therapy operating earnings increased 240.7% from $0.6 million in the second quarter of 2001 to $2.1 million in the second quarter of 2002, reflecting a 70.1% increase in operating revenues, partially offset by a decrease in contribution margin from 29.4% to 27.1% as a result of higher labor costs. General and administrative expenses as a percentage of revenues decreased from 21.5% to 16.3%, primarily the result of increased revenues. Depreciation and amortization expense as a percentage of revenues decreased from 1.7% in the second quarter of 2001 to 1.0% in the second quarter of 2002, reflecting the elimination of goodwill amortization expense related to Statement No. 142.

     Outpatient operating earnings decreased 18.7% from $1.3 million in the second quarter of 2001 to $1.1 million in the second quarter of 2002, reflecting a decrease in contribution margin from 29.4% to 26.8% as a result of increased labor expenses and an increase in general and administrative expenses as a percentage of revenues from 15.8% to 16.4% due to lower revenues in the division. Depreciation and amortization expense as a percentage of revenues decreased from 2.9% in 2001 to 1.5% in 2002, reflecting the elimination of goodwill amortization expense related to Statement No. 142.

NONOPERATING ITEMS

     Interest income increased by $30,000 or 40.0% to $105,000 due to increased cash balances.

     Interest expense decreased by $83,000 or 34.2% from $243,000 in the second quarter of 2001 to $160,000 in the second quarter of 2002 due to the repayment of all subordinated debt during the fourth quarter 2001.

     Earnings before income taxes decreased by $3.6 million from $13.0 million in the second quarter of 2001 to $9.5 million in the second quarter of 2002. The provision for income taxes in the second quarter of 2001 was $5.2 million compared to $3.6 million in the second quarter of 2002, reflecting effective income tax rates of 39.9% and 38.0%, respectively. Net earnings decreased by $2.0 million, or 25.0%, to $5.9 million in the second quarter of 2002 from $7.8 million in the second quarter of 2001. Diluted net earnings per share decreased by 25.6% from $0.43 in the second quarter of 2001 to $0.32 in the second quarter of 2002 on a 0.3% decrease in the weighted-average shares outstanding. The decrease in the weighted-average shares outstanding was attributable primarily to a decrease in the dilutive effect of stock options resulting from a lower average stock price.


                                    14 of 19

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

REVENUES

     Operating revenues during the first six months of 2002 increased by $11.5 million, or 4.3%, to $279.1 million as compared to $267.6 million in operating revenues during the first six months of 2001. Increases in contract therapy and inpatient were offset by declines in staffing and outpatient.

     Staffing revenue decreased by 7.1% from $152.3 million in the first six months of 2001 to $141.5 million in the first six months of 2002. Supplemental staffing revenues decreased 22.9% from $117.2 million in the first six months of 2001 to $90.4 million in the first six months of 2002, as the Company completed the implementation in the supplemental staffing division of new software and systems training, database repopulation and management transition initiated in the fourth quarter of 2001 and focused on placing more highly credentialed staff. A 31.1% decrease in weeks worked from 100,470 in the first six months of 2001 to 69,192 in the first six months of 2002 was offset by an 11.9% increase in average revenue per week worked from $1,167 to $1,306. The increase in average revenue per week worked was primarily the result of an increased focus on placing more highly credentialed staff such as registered nurses and licensed practical nurses versus certified nurses assistants and increased bill rates. Travel staffing revenues increased 45.4% from $35.1 million in the first six months of 2001 to $51.1 million in the first six months of 2002, reflecting a 26.1% increase in weeks worked from 20,857 in the first six months of 2001 to 26,303 in the first six months of 2002 and a 15.4% increase in average revenue per week worked from $1,684 to $1,943.

     Inpatient program revenue increased by 3.3% from $61.8 million in the first six months of 2001 to $63.8 million in the first six months of 2002. A 4.2% increase in revenue per patient day was offset by a 0.9% decrease in patient days from 374,681 to 371,221. The decline in patients days compared to the prior year reflects a 4.0% increase in admissions per program offset by the combination of a 2.2% decline in the average number of programs and a 2.9% decline in average length of stay.

     Contract therapy revenue increased by 78.9% from $27.4 million in the first six months of 2001 to $49.0 million in the first six months of 2002, reflecting a 59.7% increase in the average number of contract therapy locations managed from 222.7 to 355.6, and a 12.3% increase in revenue per location from $122,755 to $137,856. The increase in revenue per location is primarily the result of same store growth and a continued focus on opening larger locations.

     Outpatient revenue decreased by 4.9% from $26.0 million in the first six months of 2001 to $24.8 million in the first six months of 2002, reflecting a 12.3% decrease in the average number of outpatient programs managed from 63.6 to 55.8, partially offset by an 8.3% increase in the average revenue per location from $409,459 to $443,422.

OPERATING EARNINGS

     Consolidated operating earnings decreased by 38.7% from $26.2 million in the first six months of 2001 to $16.1 million in the first six months of 2002. Operating expenses as a percentage of revenues increased from 71.1% in the first six months of 2001 to 74.0% in the first six months of 2002, primarily reflecting narrower spread between bill and pay rates in the staffing division as a result of placing more highly credentialed staff and lower productivity in the therapy program management division. General and administrative expenses as a percentage of revenue increased from 17.4% in the first six months of 2001 to 18.8% in the first six months of 2002, primarily a result of lower revenues in the staffing and outpatient divisions. Depreciation and amortization as a percentage of revenues decreased from 1.7% in the first six months of 2001 to 1.4% in the first six months of 2002 as a result of the elimination of goodwill amortization from the adoption of Statement No. 142 on January 1, 2002. The elimination of goodwill amortization was partially offset by increased depreciation expense recorded on capital expenditures. The following discussion by division includes the effect of adjusting the first six months of 2001 operating earnings to reflect the current overhead allocation method being utilized in the first six months of 2002.

                                    15 of 19

     Operating earnings in the staffing group decreased from $7.6 million in the first six months of 2001 to a loss of $2.0 million in the first six months of 2002, reflecting significant expenses and a decrease in weeks worked associated with management reorganization, system roll-out and training, and narrower gross profit margins. Gross profit margin decreased from 26.1% in the first six months of 2001 to 22.5% in the first six months of 2002 as a result of decreased productivity in the branches due to systems training and placing more highly credentialed staff which deliver greater profitability but less margin. General and administrative expenses as a percentage of revenues increased from 19.1% in the first six months of 2001 to 22.4% in the first six months of 2002. Depreciation and amortization expense as a percentage of revenues decreased from 1.0% in the first six months of 2001 to 0.7% in the first six months of 2002 as a result of the elimination of goodwill amortization from the adoption of Statement No. 142.

     Inpatient operating earnings decreased 14.4% from $14.9 million in the first six months of 2001 to $12.7 million in the first six months of 2002, reflecting a decrease in contribution margin from 38.6% to 36.3%, and an increase in general and administrative expenses as a percent of revenues from 11.8% to 12.8%. The decrease in contribution margin was primarily the result of lower productivity related to the further preparation for the implementation of a prospective payment system and higher labor costs. Depreciation and amortization as a percentage of revenues increased from 2.9% in 2001 to 3.4% in 2002, as depreciation on increased capital expenditures more than offset the elimination of goodwill amortization related to Statement No. 142.

     Contract therapy operating earnings increased 233.5% from $1.1 million in the first six months of 2001 to $3.7 million in the first six months of 2002, reflecting a 78.9% increase in operating revenues, partially offset by a decrease in contribution margin from 30.1% to 27.1% as a result of higher labor costs. General and administrative expenses as a percentage of revenues decreased from 22.5% to 17.1%. Depreciation and amortization expense as a percentage of revenues decreased from 1.5% in the first six months of 2001 to 1.0% in the first six months of 2002, reflecting the elimination of goodwill amortization expense related to Statement No. 142.

     Outpatient operating earnings decreased 37.2% from $2.7 million in the first six months of 2001 to $1.7 million in the first six months of 2002, reflecting a decrease in contribution margin from 28.9% to 26.3% as a result of increased labor expenses and an increase in general and administrative expenses as a percentage of revenues from 15.6% to 17.6% due to lower revenues in the division. Depreciation and amortization expense as a percentage of revenues decreased from 2.5% in 2001 to 1.5% in 2002, reflecting the elimination of goodwill amortization expense related to Statement No. 142.

NONOPERATING ITEMS

     Interest income increased by $74,000 or 54.0% to $211,000 due to increased cash balances.

     Interest expense decreased by $1.1 million or 77.3% from $1.4 million in the first six months of 2001 to $0.3 million in the first six months of 2002, primarily reflecting the repayment of the line of credit debt during March 2001 and the repayment of all subordinated debt during the fourth quarter 2001.

                                    16 of 19

     Earnings before income taxes decreased by $9.0 million from $25.0 million in the first six months of 2001 to $16.0 million in the first six months of 2002. The provision for income taxes in the first six months of 2001 was $9.9 million compared to $6.1 million in the first six months of 2002, reflecting effective income tax rates of 39.8% and 38.0%, respectively. Net earnings decreased by $5.1 million, or 34.0%, to $9.9 million in the first six months of 2002 from $15.0 million in the first six months of 2001. Diluted net earnings per share decreased by 36.5% from $0.85 in the first six months of 2001 to $0.54 in the first six months of 2002 on a 2.9% increase in the weighted-average shares outstanding. The increase in the weighted-average shares outstanding was attributable primarily to the secondary equity offering during March 2001, and stock option grants and exercises, offset by a decrease in the dilutive effect of stock options resulting from a lower average stock price.


Liquidity and Capital Resources

     As of June 30, 2002, the Company had $34.1 million in cash and short-term investments and a current ratio, the amount of current assets divided by current liabilities, of 3.0 to 1. Working capital increased by $8.3 million to $85.8 million as of June 30, 2002, compared to $77.5 million as of December 31, 2001. The increase in working capital is primarily due to working capital generated from operations.

     Net accounts receivable were $84.0 million at June 30, 2002, compared to $91.4 million at December 31, 2001. The number of days' average net revenue in net receivables was 54.5 at June 30, 2002, its lowest point in almost four years, compared to 63.8 at December 31, 2001.

     The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital, capital expenditures, internal business expansion and debt service requirements. The Company expects to meet its future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $125.0 million revolving line of credit expiring in August 2005 with no balance outstanding as of June 30, 2002, and no other debt obligation. The Company also has a $1.5 million letter of credit issued to the worker's compensation carrier as collateral for reimbursement of claims. This letter of credit reduces the amount the Company may borrow under the lines of credit.


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

     On May 28, 2002, the Company, H. Edwin Trusheim and Alan C. Henderson were named as defendants in a complaint filed in the United States District Court for the Eastern District of Missouri alleging violations of federal securities laws by the Company. Since that date, four additional suits that are similar in substance to the first suit have been filed in the same court by different law firms on behalf of different lead plaintiffs. The actions were brought on behalf of a proposed class consisting of persons and entities that purchased shares of the Company's common stock between February 7, 2001 and January 21, 2002. The cases appear to have been precipitated by a decline in the stock's market price that occurred after the public announcement of revised earnings expectations for the fourth quarter of 2001. The Company expects that the initial and subsequently filed suits will be consolidated into a single action before one judge. The Company has notified its director and officer liability insurance carrier of the suits and expects it to provide coverage, including the payment of defense costs after satisfaction of the deductible by the Company. The Company and Messrs. Trusheim and Henderson have agreed to be jointly defended in the action.

                                    17 of 19

     In the fourth quarter 2001, the Company and the United States Department of Labor agreed to settle a suit seeking payment by the Company of unpaid overtime to certain temporary employees of the staffing division for the period from January 1, 1998 to October 26, 2001. As required by the Court order implementing the agreement, the Company completed a self-audit of its wage and hour records during the relevant period and submitted it to the Department of Labor for its review. The Company and the Department of Labor have a tentative agreement on the formula to calculate overtime payments and the Department of Labor is currently performing a spot audit of the records before approving the final determination. The Company recorded a $6 million charge in the fourth quarter 2001 relating to the costs associated with these overtime payments and the self-audit. The Company expects that the calculations will be finalized in the near future and the actual costs incurred by the Company will not exceed the reserve amounts.

     In addition, the Company's clients may become subject to claims, legal activities, or governmental inquiries and investigations which may relate to services provided by the Company. From time to time and depending on the particular facts and circumstances, the Company may be subject to claims that the Company has indemnification obligations relating to these matters under the Company's contracts with its clients. The Company has pending a formal demand for indemnification by one of the Company's clients for liabilities, including attorneys' fees and expenses, incurred by the client that allegedly relate to the Company's services. The claim involves the client's Medicare billing and cost reporting related to an inpatient rehabilitation unit that the Company manages at the client facility. It has been reported that the client has settled a False Claims Act lawsuit related to the indemnification claim, to which the Company was not a party, with the United States Department of Justice in the amount of $9,750,000. The Company has denied any indemnification liability based upon its belief that the Company was not responsible, either contractually or otherwise, for the alleged inaccuracies in Medicare billing and cost reporting and that the claim does not arise from the Company's actions or omissions. Although the Company believes that the indemnification claim lacks any merit, it is possible that the claim could result in litigation, and the Company cannot predict the result of the litigation.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)  Exhibits

             See exhibit index

    (b)  Reports on Form 8-K

         None


                                    18 of 19

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   REHABCARE GROUP, INC.

August 12, 2002



                                           By: /s/             James M. Douthitt
                                              ----------------------------------
                                                               James M. Douthitt
                                            Senior Vice President of Finance and
                                                        Chief Accounting Officer




                                    19 of 19

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

3.3 Bylaws (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference)

4.1 Rights Agreement, dated September 21, 1992, by and between the Registrant and Boatmen's Trust Company (filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed September 24, 1992 and incorporated herein by reference)

99.1 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

99.2 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.


_________________________

                                                                    Exhibit 99.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan C. Henderson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                          /s/   Alan C. Henderson
                                          --------------------------------

                                          --------------------------------
                                          Chief Executive Officer of
                                          RehabCare Group, Inc.
                                          August 12, 2002

                                                                    Exhibit 99.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Douthitt, Senior Vice President of Finance and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                          /s/   James M. Douthitt
                                          ------------------------------------

                                          ------------------------------------
                                          Senior Vice President of Finance and
                                          Chief Accounting Officer of
                                          RehabCare Group, Inc.
                                          August 12, 2002