Form 10-Q
period 2002-09-30
REHABCARE GROUP INC
filed 2002-11-12
CIK 812191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                         Commission File Number 0-19294
                                                -------


                              REHABCARE GROUP, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                    51-0265872
------------------------------         ---------------------------------------
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

                       Yes    X                 No
                            -----                   -----


Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                           Outstanding at November 11, 2002
--------------------------------------          --------------------------------
Common Stock, par value $.01 per share                    15,841,568




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    1 of 23

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        September 30, 2002 (unaudited) and December 31, 2001               3

      Condensed consolidated statements of earnings for the
        three months and nine months ended September 30, 2002
        and 2001 (unaudited)                                               4

      Condensed consolidated statements of cash flows for the
        nine months ended September 30, 2002 and 2001 (unaudited)          5

      Condensed consolidated statements of comprehensive earnings for the three months and nine months ended September 30, 2002
        and 2001 (unaudited)                                               6

      Notes to condensed consolidated financial statements (unaudited)     7

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 13

   Item 3. - Quantitative and Qualitative Disclosures about Market Risks  19

   Item 4. - Controls and Procedures                                      19

Part II. - Other Information                                              19

   Item 1. - Legal Proceedings                                            19

   Item 6. - Exhibits and Reports on Form 8-K                             20

   Signatures                                                             21

   Certification of President and Chief Executive Officer                 22

   Certification of Chief Accounting Officer                              23


                                    2 of 23

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements
-----------------------------------------------------

                              REHABCARE GROUP, INC.
                      Condensed Consolidated Balance Sheets
             (dollars in thousands, except share and per share data)

                                                     September 30, December 31,
                                                         2002         2001
                                                         ----         ----
                  Assets                              (unaudited)
                  ------

Current assets:
    Cash and cash equivalents                         $  5,728     $ 18,534
    Marketable securities, available-for-sale                4        1,025
    Accounts receivable, net of allowance for doubtful
      accounts of $5,857 and $5,902, respectively       87,490       91,384
    Income taxes receivable                                 --        2,055
    Deferred tax assets                                  5,186        7,658
    Prepaid expenses and other current assets            3,743        2,390
                                                       -------      -------
      Total current assets                             102,151      123,046
Marketable securities, trading                           3,295        2,870
Equipment and leasehold improvements, net               20,729       18,373
Excess cost over net assets acquired, net              101,685      101,685
Other                                                    4,711        4,687
                                                       -------      -------
   Total assets                                       $232,571     $250,661
                                                       =======      =======


         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
    Accounts payable                                  $  1,912     $  3,567
    Accrued salaries and wages                          28,825       27,141
    Accrued expenses                                    13,247       14,814
    Income taxes payable                                   329           --
                                                       -------      -------
      Total current liabilities                         44,313       45,522
Deferred compensation and other long-term
   liabilities                                           3,480        3,043
Deferred tax liabilities                                 3,766        3,060
                                                       -------      -------
      Total liabilities                                 51,559       51,625
                                                       -------      -------

Stockholders' equity:
   Preferred stock, $.10 par value, authorized
      10,000,000 shares, none issued and outstanding        --           --
    Common stock, $.01 par value; authorized 60,000,000
      shares, issued 19,841,040 shares and 19,631,789
      shares as of September 30, 2002 and December 31,
      2001, respectively                                   198          196
    Additional paid-in capital                         111,427      109,522
    Retained earnings                                  124,094      107,057
    Less common stock held in treasury at cost,
      4,002,898 shares and 2,302,898 shares as
      of September 30, 2002 and December 31,
      2001, respectively                               (54,704)     (17,757)
    Accumulated other comprehensive earnings (loss)         (3)          18
                                                       -------      -------
      Total stockholders' equity                       181,012      199,036
                                                       -------      -------
                                                      $232,571     $250,661
                                                       =======      =======

     See accompanying notes to condensed consolidated financial statements.

                                    3 of 23

                              REHABCARE GROUP, INC.
                  Condensed Consolidated Statements of Earnings
                  (amounts in thousands, except per share data)
                                   (Unaudited)

                                    Three Months Ended          Nine Months Ended
                                       September 30,              September 30,
                                      2002         2001          2002        2001
                                      ----         ----          ----        ----
Operating revenues                 $142,690    $140,434        $421,755    $408,029
Costs and expenses:
   Operating expenses               103,909     100,624         310,358     290,882
   General and administrative        25,008      23,898          77,586      70,552
   Depreciation and amortization      2,178       2,393           6,138       6,841
                                    -------     -------         -------     -------
     Total costs and expenses       131,095     126,915         394,082     368,275
                                    -------     -------         -------     -------
     Operating earnings              11,595      13,519          27,673      39,754
Interest income                          88         107             299         243
Interest expense                       (183)       (218)           (508)     (1,646)
Other income (expense)                   11         (52)             15         (44)
                                    -------     -------         -------     -------
Earnings before income taxes         11,511      13,356          27,479      38,307
Income taxes                          4,374       5,314          10,442      15,255
                                    -------     -------         -------     -------
     Net earnings                  $  7,137    $  8,042        $ 17,037    $ 23,052
                                    =======     =======         =======     =======

Net earnings per common share:
     Basic                         $   0.43    $   0.47        $   0.99    $   1.39
                                    =======     =======         =======     =======
     Diluted                       $   0.41    $   0.44        $   0.95    $   1.28
                                    =======     =======         =======     =======
Weighted-average number of
   common shares outstanding:
     Basic                           16,741      17,274          17,168      16,590
                                    =======     =======         =======     =======
     Diluted                         17,455      18,440          18,002      17,989
                                    =======     =======         =======     =======

     See accompanying notes to condensed consolidated financial statements.

                                    4 of 23

                              REHABCARE GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                             2002       2001
                                                             ----       ----
Cash flows from operating activities:
   Net earnings                                          $ 17,037   $ 23,052
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation and amortization                       6,138      6,841
        Provision for doubtful accounts                     3,227      3,378
        Income tax benefit realized on employee
           stock option exercises                             565      6,213
        Change in assets and liabilities:
           Accounts receivable, net                           667    (14,091)
           Prepaid expenses and other current assets       (1,353)    (1,395)
           Other assets                                       309       (165)
           Accounts payable and accrued expenses           (3,222)    (1,710)
           Accrued salaries and wages                       1,684        375
           Deferred compensation                              337        251
           Income taxes                                     5,562      3,403
                                                          -------    -------
               Net cash provided by operating activities   30,951     26,152
                                                          -------    -------

Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net  (7,559)    (6,916)
   Purchase of marketable securities                         (356)      (851)
   Proceeds from sale/maturities of marketable securities   1,030        402
   Other, net                                              (1,267)    (1,245)
                                                          -------    -------
               Net cash used in investing activities       (8,152)    (8,610)
                                                          -------    -------

Cash flows from financing activities:
   Repayments on revolving credit facility
     and other long term debt, net                             --    (64,973)
   Proceeds from sale of common stock, net                     --     49,447
   Purchase of treasury stock                             (36,947)        --
   Exercise of stock options                                1,342      4,396
                                                          -------    -------
               Net cash used in financing activities      (35,605)   (11,130)
                                                          -------    -------
               Net increase (decrease) in cash
                  and cash equivalents                    (12,806)     6,412
Cash and cash equivalents at beginning of period           18,534      7,942
                                                          -------    -------
Cash and cash equivalents at end of period               $  5,728   $ 14,354
                                                          =======    =======


     See accompanying notes to condensed consolidated financial statements.

                                    5 of 23

                              REHABCARE GROUP, INC.
           Condensed Consolidated Statements of Comprehensive Earnings
                             (dollars in thousands)
                                   (Unaudited)

                                    Three Months Ended          Nine Months Ended
                                       September 30,              September 30,
                                      2002         2001           2002       2001
                                      ----         ----           ----       ----
Net earnings                      $  7,137       $  8,042     $  17,037    $ 23,052

Other comprehensive losses net
    of tax benefit:
    Unrealized holding losses
    arising during period on
    securities(net of $5 & $8
    tax benefit, respectively)         (12)            --           (21)         --
                                    ------         ------       -------      ------

Comprehensive earnings            $  7,125       $  8,042     $  17,016    $ 23,052
                                    ======         ======       =======      ======



     See accompanying notes to condensed consolidated financial statements.

                                    6 of 23

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
              Nine Month Periods Ended September 30, 2002 and 2001
                                   (Unaudited)

Note 1. - Basis of Presentation
-------------------------------

     The condensed consolidated balance sheets and related condensed consolidated statements of earnings, cash flows, and comprehensive earnings contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the three months and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation.

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


Note 2. - Goodwill and Other Identifiable Intangible Assets
-----------------------------------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated and completed after June 30, 2001. Statement No. 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. The Company adopted the provisions of Statement No. 141 on July 1, 2001.

     Effective January 1, 2002, the Company adopted the provisions of Statement No. 142, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually and any related losses recognized in earnings when identified. Additionally, a transitional impairment test is required utilizing data as of the beginning of the year. Statement No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     The Company completed the transitional impairment tests of goodwill and indefinite-lived intangible assets during the first quarter of 2002. The results of these tests indicated that there was no impairment of goodwill or indefinite-lived intangible assets as of January 1, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of $101.7 million and unamortized intangible assets in the amount of $0.1 million, all of which are subject to the transition provisions of Statement No. 141 and Statement No. 142.

                                    7 of 23

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

      As of September 30, 2002, the Company had the following acquired intangible assets recorded:
                                                     Gross         Accumulated
                                                Carrying Amount   Amortization
                                                ---------------   ------------
                                                        (in thousands)
Amortized Intangible Assets:
   Purchased contracts                            $      100        $      20

Purchased contracts are being amortized straight-line over the average life of the contracts, which is 46 months.

     The following table indicates the effect on net earnings and diluted earnings per share if Statement No. 142 had been in effect for each of the periods presented in the Condensed Consolidated Statements of Earnings:

                                             Three Months Ended       Nine Months Ended
                                                 September 30,          September 30,
                                               2002       2001       2002         2001
                                               ----       ----       ----         ----
                                                (in thousands, except per share data)

Reported net earnings                       $  7,137   $  8,042    $ 17,037    $ 23,052
Add back: goodwill amortization,
   net of taxes                                   --        724          --       2,135
                                              ------     ------      ------      ------
Adjusted net earnings                       $  7,137   $  8,766    $ 17,037    $ 25,187
                                              ======     ======      ======      ======

Basic net earnings per share:
As reported                                 $   0.43   $   0.47    $   0.99    $   1.39
Add back: goodwill amortization,
   net of taxes                                   --       0.04          --        0.13
                                              ------     ------      ------      ------
Adjusted basic net earnings per share       $   0.43   $   0.51    $   0.99    $   1.52
                                              ======     ======      ======      ======

Diluted net earnings per share:
As reported                                 $   0.41   $   0.44    $   0.95    $   1.28
Add back: goodwill amortization,
   net of taxes                                   --       0.04          --        0.12
                                              ------     ------      ------      ------
Adjusted diluted net earnings per share     $   0.41   $   0.48    $   0.95    $   1.40
                                              ======     ======      ======      ======


Note 3. - Common Stock Repurchase
---------------------------------

     The Company repurchased 1.7 million shares of its common stock during the third quarter of 2002 at a cost of $36.9 million. This represented the full amount authorized by its Board of Directors in July 2002. The repurchase was funded primarily by using Company cash and supplemented by short-term borrowings on the Company's revolving credit facility. The short-term borrowings on the revolving credit facility were fully repaid as of September 30, 2002.


Note 4. - Stockholder Rights Plan
---------------------------------

     On October 1, 2002, the Company's stockholder rights plan that was originally adopted in 1992 expired in accordance with its terms. The board of directors of the Company adopted a new stockholder rights plan pursuant to which preferred stock purchase rights were distributed as a dividend on each share of

                                    8 of 23

REHABCARE GROUP, INC.

        ----------------------------------------------------------------


the Company's outstanding common stock as of the close of business on October 1, 2002. Each right, when exercisable, will entitle the holders to purchase one one-hundredth of a share of a newly designated series B junior participating preferred stock of the Company at an exercise price of $150.00 per one one-hundredth of a share.

     The rights are not exercisable or transferable until a person or affiliated group acquires beneficial ownership of 20% or more of the Company's common stock or commences a tender or exchange offer for 20% or more of the stock, without the approval of the board of directors. In the event that a person or group acquires 20% or more of the Company's stock or if the Company or a substantial portion of the Company's assets or earning power is acquired by another entity, each right will covert into the right to purchase shares of the Company's or the acquiring entity's stock, at the then-current exercise price of the right, having a value at the time equal to twice the exercise price.

     The series B preferred stock is non-redeemable and junior of any other series of preferred stock that the Company may issue in the future. Each share of series B preferred stock, upon issuance, will have a preferential dividend in the amount equal to the greater of $1.00 per share or 100 times the dividend declared per share on the Company's common stock. In the event of a liquidation of the Company, the series B preferred stock will receive a preferred liquidation payment equal to the greater of $100 or 100 times the payment made on each share of the Company's common stock. Each one one-hundredth of a share of series B preferred stock will have one vote on all matters submitted to the stockholders and will vote together as a single class with the Company's common stock.


Note 5. - Recent Accounting Pronouncements
------------------------------------------

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

     In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the provisions of Statement No. 4 "Reporting Gains and Losses from Extinguishment of Debt", which required classification of gain or loss on extinguishment of debt as an extraordinary item of income, net of related income tax effect. Statement No. 145 states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." Statement No. 145 is effective for fiscal periods beginning after May 15, 2002, although early adoption is permitted. Management does not expect this statement to have a material impact on its consolidated financial position or results of operations.


                                    9 of 23

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

     In June 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company will be required to implement Statement No. 146 on January 1, 2003. Management does not expect that this statement will have an impact on its consolidated financial position or results of operations.


Note 6. - Net earnings per share
--------------------------------

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

The following table sets forth the computation of basic and diluted net earnings per share:

                                               Three Months Ended    Nine Months Ended
                                                   September 30,       September 30,
                                                  2002      2001      2002      2001
                                                  ----      ----      ----      ----
                                                (in thousands, except per share data)
Numerator:

Numerator for basic/diluted net earnings
   per share - net earnings available
   to common stockholders                      $ 7,137    $ 8,042   $17,037   $23,052
                                                ======     ======    ======    ======

Denominator:

Denominator for basic net earnings per share -
   weighted-average shares outstanding          16,741     17,274    17,168    16,590

Effect of dilutive securities:
   Stock options                                   714      1,166       834     1,399
                                                ------     ------    ------    ------


Denominator for diluted net earnings per share -
   adjusted weighted-average shares             17,455     18,440    18,002    17,989
                                                ======     ======    ======    ======

Basic net earnings per share                   $  0.43    $  0.47   $  0.99   $  1.39
                                                ======     ======    ======    ======

Diluted net earnings per share                 $  0.41    $  0.44   $  0.95   $  1.28
                                                ======     ======    ======    ======

     For the three month and nine months ended September 30, 2002, stock options to purchase 1,126,771 and 861,460 shares, respectively of the Company's common stock were not included in the computation of diluted net earnings per share, as the effect of such stock options would be anti-dilutive.


                                    10 of 23

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

Note 7. - Industry Segment Information
--------------------------------------

     The Company operates in two business segments that are managed separately based on fundamental differences in operations: temporary healthcare staffing services and therapy program management. Therapy program management includes inpatient programs (including acute rehabilitation and skilled nursing units), contract therapy programs and outpatient therapy programs. All of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months and nine months ended September 30, 2002 and 2001 in each industry segment is as follows:

                                             Three Months Ended     Nine Months Ended
                                                September 30,         September 30,
                                               2002      2001       2002       2001
                                               ----      ----       ----       ----
                                                          (in thousands)
Revenues from Unaffiliated Customers
Healthcare staffing                         $ 70,257  $  79,926   $ 211,722  $232,274
Therapy program management:
   Inpatient                                  33,113     30,846      96,939    92,662
   Contract therapy                           27,223     17,700      76,245    45,095
   Outpatient                                 12,097     11,962      36,849    37,998
                                             -------    -------     -------   -------
      Therapy program management total        72,433     60,508     210,033   175,755
                                             -------    -------     -------   -------
            Total                           $142,690  $ 140,434   $ 421,755  $408,029
                                             =======    =======     =======   =======

Operating Earnings (Loss) (1)
--------------------------
Healthcare staffing                         $    185  $   4,103   $  (1,812) $ 11,667
Therapy program management:
   Inpatient                                   8,009      7,669      20,718    22,521
   Contract therapy                            2,581        874       6,236     1,970
   Outpatient                                    820        873       2,531     3,596
                                             -------    -------     -------   -------
      Therapy program management total        11,410      9,416      29,485    28,087
                                             -------    -------     -------   -------
            Total                           $ 11,595  $  13,519   $  27,673  $ 39,754
                                             =======    =======     =======   =======


(1) Operating earnings for the prior year period have been adjusted to reflect the corporate expense allocation methodology being utilized in the current year period.


                                    11 of 23

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

Note 7. - Industry Segment Information (Continued)
--------------------------------------------------

                                             Three Months Ended    Nine Months Ended
                                                September 30,        September 30,
                                              2002       2001      2002       2001
                                              ----       ----      ----       ----
                                                         (in thousands)
Depreciation and Amortization
Healthcare staffing                        $    446   $    836  $  1,368   $  2,427
Therapy program management:
   Inpatient                                  1,209        898     3,388      2,680
   Contract therapy                             296        282       788        703
   Outpatient                                   227        377       594      1,031
                                            -------    -------   -------    -------
      Therapy program management total        1,732      1,557     4,770      4,414
                                            -------    -------   -------    -------
            Total                          $  2,178   $  2,393  $  6,138   $  6,841
                                            =======    =======   =======    =======

Capital Expenditures
Healthcare staffing                        $     69   $    238  $    363   $  1,207
Therapy program management:
   Inpatient                                    442        792     3,127      2,440
   Contract therapy                             523      1,044     2,850      2,137
   Outpatient                                   203        266     1,219      1,132
                                            -------    -------   -------    -------
      Therapy program management total        1,168      2,102     7,196      5,709
                                            -------    -------   -------    -------
            Total                          $  1,237   $  2,340  $  7,559   $  6,916
                                            =======    =======   =======    =======

                                                             As of
                                                         September 30,
                                                             2002
                                                             ----
                                                        (in thousands)
Unamortized Goodwill
Healthcare staffing                                      $  52,956
Therapy program management:
   Inpatient                                                17,162
   Contract therapy                                         12,990
   Outpatient                                               18,577
                                                           -------
      Therapy program management total                      48,729
                                                           -------
            Total                                        $ 101,685
                                                           =======

                                                             As of
                                                         September 30,
                                                        2002       2001
                                                        ----       ----
                                                        (in thousands)
Total Assets
Healthcare staffing                                   $ 95,723  $110,196
Therapy program management:
   Inpatient                                            74,561    75,750
   Contract therapy                                     31,899    30,517
   Outpatient                                           30,388    30,545
                                                       -------   -------
      Therapy program management total                 136,848   136,812
                                                       -------   -------
            Total                                     $232,571  $247,008
                                                       =======   =======

                                    12 of 23

REHABCARE GROUP, INC.

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include, but are not limited to, the effect of certain corrective actions already taken in supplemental staffing, the timing and magnitude of volume improvements, new program openings and planned cost controls, fluctuations in occupancy of the Company's hospital and long-term care clients, changes in and compliance with governmental reimbursement regulations or policies, the inability to attract new client relationships or to retain existing client relationships, the inability to attract operational and professional employees, the adequacy and effectiveness of operating and administrative systems, litigation risks (including an inability to predict ultimate costs and liabilities and disruptions to the Company's operations) and general economic downturn.

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

                                                Three Months Ended     Nine Months Ended
                                                   September 30,          September 30,
Operating Statistics:                            2002        2001      2002        2001
                                                 ----        ----      ----        ----
Healthcare staffing:
   Average number of staffing branch offices     106.3      109.8     109.8       107.3
   Number of weeks worked (supplemental
   and travel)                                  45,256     60,292    140,752    181,619
   Average revenue per week worked           $   1,552   $  1,326   $  1,504   $  1,279

Therapy program management:
Inpatient units (acute rehabilitation and
 skilled nursing):
   Average number of programs                    136.6      135.6      135.1      136.8
   Average bed capacity                          2,756      2,696      2,718      2,710
   Average length of stay (days/admissions)       13.3       13.8       13.4       13.8
   Patient days                                185,775    185,124    556,996    559,805
   Admissions                                   13,970     13,433     41,616     40,615
   Total programs in operation at end of
   period                                          132        139        132        139

Contract therapy:
   Average number of locations                   396.4      259.7      369.4      235.0
   Number of locations at end of period            394        270        394        270
   Average revenue per location              $  68,674   $ 68,163   $206,428   $190,918

Outpatient programs:
   Average number of programs                     54.7       60.2       55.5       62.5
   Patient visits                              332,628    345,962  1,036,189  1,091,650
   Units of service                            916,626    991,643  2,831,455  3,129,469
   Total programs in operation at end of period     53         59         53         59
   Average revenue per program               $ 221,003   $198,607   $664,308   $608,066


                                    13 of 23

Three Months Ended  September 30, 2002 Compared to Three Months Ended
---------------------------------------------------------------------
September 30, 2001
------------------

REVENUES

     Operating revenues during the third quarter of 2002 increased by $2.3 million, or 1.6%, to $142.7 million as compared to $140.4 million in operating revenues during the third quarter of 2001. Revenue increases in contract therapy, inpatient and outpatient were offset by declines in staffing.

     Staffing revenue decreased by 12.1% from $79.9 million in the third quarter of 2001 to $70.3 million in the third quarter of 2002. Supplemental staffing revenues decreased 27.5% from $59.1 million in the third quarter of 2001 to $42.8 million in the third quarter of 2002, as the Company continued the management transition initiated in the fourth quarter of 2001 and focused on placing more highly credentialed staff. A 35.2% decrease in weeks worked from 48,336 in the third quarter of 2001 to 31,315 in the third quarter of 2002 was partially offset by an 11.9% increase in average revenue per week worked from $1,222 to $1,368. The increase in average revenue per week worked was primarily the result of placing more highly credentialed staff such as registered nurses and licensed practical nurses versus certified nurse assistants, as well as increased bill rates. Travel staffing revenues increased 31.6% from $20.8 million in the third quarter of 2001 to $27.4 million in the third quarter of 2002, reflecting a 16.6% increase in weeks worked from 11,956 in the third quarter of 2001 to 13,941 in the third quarter of 2002 and a 12.9% increase in average revenue per week worked from $1,743 to $1,968.

     Inpatient program revenue increased by 7.3% from $30.8 million in the third quarter of 2001 to $33.1 million in the third quarter of 2002. The increase in revenue was primarily a result of a 7.0% increase in revenue per patient day and a 0.4% increase in patient days from 185,124 to 185,775. The increase in patient days was a result of an increase in admissions per program of 3.2% over the prior year to 102.3 and a 0.7% increase in the average number of programs to 136.6, offset by a 3.6% decline in average length of stay to 13.3 days.

     Contract therapy revenue increased by 53.8% from $17.7 million in the third quarter of 2001 to $27.2 million in the third quarter of 2002, reflecting a 52.6% increase in the average number of contract therapy locations managed from
259.7 to 396.4, and a 0.7% increase in revenue per location from $68,163 to $68,674. The increase in revenue per location is primarily the result of same store growth and a continued focus on opening larger locations.

     Outpatient revenue increased by 1.1% from $12.0 million in the third quarter of 2001 to $12.1 million in the third quarter of 2002, reflecting an 11.3% increase in the average revenue per location from $198,607 to $221,003 and a 1.7% increase in units of service per program to 16,747, offset by a 9.1% decrease in the average number of outpatient programs managed from 60.2 to 54.7.

OPERATING EARNINGS

     Operating earnings decreased by 14.2% from $13.5 million in the third quarter of 2001 to $11.6 million in the third quarter of 2002. Operating expenses as a percentage of revenues increased from 71.7% in the third quarter of 2001 to 72.8% in the third quarter of 2002, primarily reflecting narrower spreads between bill and pay rates in the supplemental staffing division and higher labor costs in the therapy program management group. General and administrative expenses as a percentage of revenue increased from 17.0% in the third quarter of 2001 to 17.5% in the third quarter of 2002, primarily as a result of lower revenues in the staffing division. Depreciation and amortization as a percentage of revenues decreased from 1.7% in the third quarter of 2001 to 1.5% in the third quarter of 2002 as a result of the elimination of goodwill amortization from the adoption of Statement No. 142 on January 1, 2002. The elimination of goodwill amortization was partially offset by increased depreciation expense recorded on capital expenditures. The following discussion by division includes the effect of adjusting the third quarter of 2001 operating earnings to reflect the current overhead allocation method being utilized in the third quarter of 2002.

                                    14 of 23

     Operating earnings in the staffing group decreased from $4.1 million in the third quarter of 2001 to $0.2 million in the third quarter of 2002, reflecting a decrease in weeks worked associated with management reorganization. Gross profit margin decreased from 25.7% in the third quarter of 2001 to 23.1% in third quarter of 2002, primarily as a result of placing more highly credentialed staff which deliver greater profitability but less margin, market-driven pricing adjustments and increases in salary related expenses. General and administrative expenses as a percentage of revenues increased from 18.5% in the third quarter of 2001 to 21.6% in the third quarter of 2002, primarily due to lower revenues. Depreciation and amortization expense as a percentage of revenues decreased from 1.0% in the third quarter of 2001 to 0.6% in the third quarter of 2002 as a result of the elimination of goodwill amortization from the adoption of Statement No. 142.

     Inpatient operating earnings increased 4.4% from $7.7 million in the third quarter of 2001 to $8.0 million in the third quarter of 2002, reflecting a 7.3% increase in revenues and a decrease in general and administrative expenses as a percent of revenues from 11.3% to 10.7%, partially offset by a decrease in contribution margin from 39.3% to 38.7%. The decrease in contribution margin was primarily the result of higher labor costs. Depreciation and amortization as a percentage of revenues increased from 2.9% in 2001 to 3.7% in 2002, as depreciation on increased capital expenditures more than offset the elimination of goodwill amortization related to Statement No. 142.

     Contract therapy operating earnings increased 195.3% from $0.9 million in the third quarter of 2001 to $2.6 million in the third quarter of 2002, reflecting a 53.8% increase in operating revenues, partially offset by a decrease in contribution margin from 28.8% to 27.9% as a result of higher labor costs. General and administrative expenses as a percentage of revenues decreased from 20.3% to 15.8%, primarily the result of increased revenues. Depreciation and amortization expense as a percentage of revenues decreased from 1.6% in the third quarter of 2001 to 1.1% in the third quarter of 2002, reflecting the elimination of goodwill amortization expense related to Statement No. 142.

     Outpatient operating earnings decreased 6.1% from $0.9 million in the third quarter of 2001 to $0.8 million in the third quarter of 2002, reflecting a decrease in the average number of programs from 60.2 to 54.7 and a decrease in contribution margin from 27.6% to 25.7% as a result of increased labor expenses and lower productivity. General and administrative expenses as a percentage of revenues decreased from 16.8% to 16.7%. Depreciation and amortization expense as a percentage of revenues decreased from 3.2% in 2001 to 1.9% in 2002, reflecting the elimination of goodwill amortization expense related to Statement No. 142.

NONOPERATING ITEMS

     Interest income decreased by $19,000 or 17.8% from the third quarter of 2001 to $88,000 for the third quarter 2002, primarily due to decreased cash balances as a result of the stock repurchase.

     Interest expense decreased by $35,000 or 16.1% from $218,000 in the third quarter of 2001 to $183,000 in the third quarter of 2002 due to the repayment of all subordinated debt during the fourth quarter 2001.

                                    15 of 23

     Earnings before income taxes decreased by $1.8 million from $13.4 million in the third quarter of 2001 to $11.5 million in the third quarter of 2002. The provision for income taxes in the third quarter of 2001 was $5.3 million compared to $4.4 million in the third quarter of 2002, reflecting effective income tax rates of 39.8% and 38.0%, respectively. Net earnings decreased by $0.9 million, or 11.3%, to $7.1 million in the third quarter of 2002 from $8.0 million in the third quarter of 2001. Diluted net earnings per share decreased by 6.8% from $0.44 in the third quarter of 2001 to $0.41 in the third quarter of 2002 on a 5.3% decrease in the weighted-average shares outstanding. The decrease in the weighted-average shares outstanding was attributable primarily to the repurchase of 1.7 million shares of common stock during the third quarter 2002 and a decrease in the dilutive effect of stock options resulting from a lower average stock price.


Nine Months Ended September 30, 2002 Compared to Nine Months Ended
------------------------------------------------------------------
September 30, 2001
------------------

REVENUES

     Operating revenues during the first nine months of 2002 increased by $13.7 million, or 3.4%, to $421.8 million as compared to $408.0 million in operating revenues during the first nine months of 2001. Revenue increases in contract therapy and inpatient were offset by declines in staffing and outpatient.

     Staffing revenue decreased by 8.8% from $232.3 million in the first nine months of 2001 to $211.7 million in the first nine months of 2002. Supplemental staffing revenues decreased 24.4% from $176.3 million in the first nine months of 2001 to $133.2 million in the first nine months of 2002, as the Company completed the implementation in the supplemental staffing division of new software and systems training and database repopulation, focused on placing more highly credentialed staff, and continued the management transition initiated in the fourth quarter of 2001. A 32.5% decrease in weeks worked from 148,806 in the first nine months of 2001 to 100,507 in the first nine months of 2002 was partially offset by an 11.8% increase in average revenue per week worked from $1,185 to $1,325. The increase in average revenue per week worked was primarily the result of increased bill rates and an increased focus on placing more highly credentialed staff such as registered nurses and licensed practical nurses versus certified nurse assistants. Travel staffing revenues increased 40.3% from $56.0 million in the first nine months of 2001 to $78.5 million in the first nine months of 2002, reflecting a 22.6% increase in weeks worked from 32,813 in the first nine months of 2001 to 40,244 in the first nine months of 2002 and a 14.5% increase in average revenue per week worked from $1,704 to $1,951.

     Inpatient program revenue increased by 4.6% from $92.7 million in the first nine months of 2001 to $96.9 million in the first nine months of 2002. A 5.1% increase in revenue per patient day was offset by a 0.5% decrease in patient days from 559,805 to 556,996. The decline in patient days compared to the prior year reflects a 3.7% increase in admissions per program to 308.0 offset by the combination of a 1.2% decline in the average number of programs to 135.1 and a 2.9% decline in average length of stay to 13.4.

     Contract therapy revenue increased by 69.1% from $45.1 million in the first nine months of 2001 to $76.2 million in the first nine months of 2002, reflecting a 57.2% increase in the average number of contract therapy locations managed from 235.0 to 369.4, and an 8.1% increase in revenue per location from $190,918 to $206,428. The increase in revenue per location is primarily the result of same store growth and a continued focus on opening larger locations.

     Outpatient revenue decreased by 3.0% from $38.0 million in the first nine months of 2001 to $36.8 million in the first nine months of 2002, reflecting an 11.2% decrease in the average number of outpatient programs managed from 62.5 to 55.5, offset by a 9.2% increase in the average revenue per location from $608,066 to $664,308.

                                    16 of 23

OPERATING EARNINGS

     Operating earnings decreased by 30.4% from $39.8 million in the first nine months of 2001 to $27.7 million in the first nine months of 2002. Operating expenses as a percentage of revenues increased from 71.3% in the first nine months of 2001 to 73.6% in the first nine months of 2002, primarily reflecting a narrower spread between bill and pay rates in the supplemental staffing division and lower productivity and higher labor costs in the therapy program management division. General and administrative expenses as a percentage of revenue increased from 17.3% in the first nine months of 2001 to 18.4% in the first nine months of 2002, primarily a result of lower revenues in the supplemental staffing and outpatient divisions. Depreciation and amortization as a percentage of revenues decreased from 1.7% in the first nine months of 2001 to 1.5% in the first nine months of 2002 as a result of the elimination of goodwill amortization from the adoption of Statement No. 142 on January 1, 2002. The elimination of goodwill amortization was partially offset by increased depreciation expense recorded on capital expenditures. The following discussion by division includes the effect of adjusting the first nine months of 2001 operating earnings to reflect the current overhead allocation method being utilized in the first nine months of 2002.

     Operating earnings in the staffing group decreased from $11.7 million in the first nine months of 2001 to a loss of $1.8 million in the first nine months of 2002, reflecting a decrease in weeks worked associated with management reorganization, system roll-out and training. Gross profit margin decreased from 26.0% in the first nine months of 2001 to 22.7% in the first nine months of 2002 as a result of changes in skill mix, market-driven pricing adjustments and increases in salary-related expenses. General and administrative expenses as a percentage of revenues increased from 18.9% in the first nine months of 2001 to 22.1% in the first nine months of 2002, primarily due to lower revenues. Depreciation and amortization expense as a percentage of revenues decreased from 1.0% in the first nine months of 2001 to 0.6% in the first nine months of 2002 as a result of the elimination of goodwill amortization from the adoption of Statement No. 142.

     Inpatient operating earnings decreased 8.0% from $22.5 million in the first nine months of 2001 to $20.7 million in the first nine months of 2002, reflecting a decrease in contribution margin from 38.8% to 37.2%, and an increase in general and administrative expenses as a percent of revenues from 11.6% to 12.1%. The decrease in contribution margin was primarily the result of lower productivity related to the further preparation for the implementation of a prospective payment system and higher labor costs. Depreciation and amortization as a percentage of revenues increased from 2.8% in 2001 to 3.5% in 2002, as depreciation on increased capital expenditures more than offset the elimination of goodwill amortization related to Statement No. 142.

     Contract therapy operating earnings increased 216.6% from $2.0 million in the first nine months of 2001 to $6.2 million in the first nine months of 2002, reflecting a 69.1% increase in operating revenues, partially offset by a decrease in contribution margin from 29.6% to 27.4% as a result of higher labor costs. General and administrative expenses as a percentage of revenues decreased from 21.7% to 16.6%, primarily as a result of increased revenues. Depreciation and amortization expense as a percentage of revenues decreased from 1.7% in the first nine months of 2001 to 1.0% in the first nine months of 2002, reflecting the elimination of goodwill amortization expense related to Statement No. 142.

     Outpatient operating earnings decreased 29.6% from $3.6 million in the first nine months of 2001 to $2.5 million in the first nine months of 2002, reflecting a decrease in contribution margin from 28.5% to 26.1% as a result of increased labor expenses and an increase in general and administrative expenses as a percentage of revenues from 16.0% to 17.3%. Depreciation and amortization expense as a percentage of revenues decreased from 2.8% in 2001 to 1.6% in 2002, reflecting the elimination of goodwill amortization expense related to Statement No. 142.

                                    17 of 23

NONOPERATING ITEMS

     Interest income increased by $56,000 or 23.0% to $299,000 due to increased average cash balances.

     Interest expense decreased by $1.1 million or 69.1% from $1.6 million in the first nine months of 2001 to $0.5 million in the first nine months of 2002, primarily reflecting the repayment of the line of credit debt during March 2001 and the repayment of all subordinated debt during the fourth quarter 2001.

     Earnings before income taxes decreased by $10.8 million from $38.3 million in the first nine months of 2001 to $27.5 million in the first nine months of 2002. The provision for income taxes in the first nine months of 2001 was $15.3 million compared to $10.4 million in the first nine months of 2002, reflecting effective income tax rates of 39.8% and 38.0%, respectively. Net earnings decreased by $6.0 million, or 26.1%, to $17.0 million in the first nine months of 2002 from $23.1 million in the first nine months of 2001. Diluted net earnings per share decreased by 25.8% from $1.28 in the first nine months of 2001 to $0.95 in the first nine months of 2002 on a 0.1% increase in the weighted-average shares outstanding. The increase in the weighted-average shares outstanding was attributable primarily to the secondary equity offering during March 2001, and stock option grants and exercises, offset by the repurchase of common stock in the third quarter 2002 and a decrease in the dilutive effect of stock options resulting from a lower average stock price.


Liquidity and Capital Resources

     As of September 30, 2002, the Company had $5.7 million in cash and short-term investments and a current ratio, the amount of current assets divided by current liabilities, of 2.3 to 1. Working capital decreased by $19.7 million to $57.8 million as of September 30, 2002, compared to $77.5 million as of December 31, 2001. The decrease in working capital is primarily due to the repurchase of 1.7 million shares of common stock in the third quarter 2002 at a cost of $36.9 million, partially offset by an increase in working capital generated from operations.

     Net accounts receivable were $87.5 million at September 30, 2002, compared to $91.4 million at December 31, 2001. The number of days' average net revenue in net receivables was 56.6 at September 30, 2002, compared to 63.8 at December 31, 2001.

     The Company's operating cash flows constitute its primary source of liquidity and historically have been sufficient to fund its working capital, capital expenditures, internal business expansion and debt service requirements. The Company expects to meet its future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $125.0 million revolving line of credit expiring in August 2005 with no balance outstanding as of September 30, 2002, and no other debt obligations. The Company also has a $1.5 million letter of credit and a $3.1 million promissory note issued to the worker's compensation carrier as collateral for reimbursement of claims. This letter of credit reduces the amount the Company may borrow under the lines of credit. The promissory note would become payable only upon an event of default as described in the security agreement with the worker's compensation carrier.


                                    18 of 23

Item 3. - Quantitative and Qualitative Disclosures About Market Risks
---------------------------------------------------------------------

     There have been no material changes in the reported market risks since the filing of the Company's Annual Report on Form 10K for the year ended December 31, 2001.


Item 4. - Controls and Procedures
---------------------------------

     Based on their evaluation as of September 30, 2002, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

     On May 28, 2002, the Company, H. Edwin Trusheim and Alan C. Henderson were named as defendants in a complaint filed in the United States District Court for the Eastern District of Missouri alleging violations of federal securities laws by the Company. Additional suits similar in substance to the first suit were filed in the same court thereafter. These suits have been consolidated and the court has appointed a lead plaintiff and a lead counsel in the combined action. The proposed class consists of persons and entities that purchased shares of the Company's common stock between February 7, 2001 and January 21, 2002. The case appears to have been precipitated by a decline in the stock's market price that occurred after the public announcement of revised earnings expectations for the fourth quarter of 2001. The Company has notified its director and officer liability insurance carrier of the suits and expects it to provide coverage, including the payment of defense costs after satisfaction of the deductible by the Company. The Company and Messrs. Trusheim and Henderson have agreed to be jointly defended in the action.

     On August 5, 2002, each of the directors of the Company was named as a defendant and the Company was named as the nominal defendant in a derivative suit filed in the Circuit Court in St. Louis County, Missouri. The complaint, which is based upon substantially the same facts as are alleged in the federal class action, was filed on behalf of the derivative plaintiff by one of the law firms that had earlier filed one of the actions in the federal class action. The Company has filed a motion to dismiss based primarily on the derivative plaintiff's failure to make a pre-suit demand on the board. Alternatively, the Company has filed a motion to stay the derivative action until the final resolution of the federal class action. A hearing on the motions is currently scheduled for December 13, 2002.

                                    19 of 23

     In the fourth quarter 2001, the Company and the United States Department of Labor agreed to settle a suit seeking payment by the Company of unpaid overtime to certain temporary employees of the staffing division for the period from January 1, 1998 to December 31, 2001. As required by the Court order implementing the agreement, the Company completed a self-audit of its wage and hour records during the relevant period and submitted it to the Department of Labor for its review. The audit has been completed and the results approved by the United States Department of Labor. The Company expects to begin mailing checks to affected employees based upon the results of the audit within the next several weeks, and the Department of Labor will have a period of time from that date to object as to the amount due to any temporary employee covered by the lawsuit. The Company recorded a $6 million charge in the fourth quarter of 2001 relating to the costs associated with these overtime payments and the self-audit. The Company expects that the actual costs incurred by the Company based upon the audit results will not exceed the reserve amounts.

     In addition, the Company's clients may become subject to claims, legal activities, or governmental inquiries and investigations, which may relate to services provided by the Company. From time to time and depending on the particular facts and circumstances, the Company may be subject to claims that the Company has indemnification obligations relating to these matters under the Company's contracts with its clients. The Company has pending a formal demand for indemnification by one of the Company's clients for liabilities, including attorneys' fees and expenses, incurred by the client that allegedly relate to the Company's services. The claim involves the client's Medicare billing and cost reporting related to an inpatient rehabilitation unit that the Company manages at the client facility. It has been reported that the client has settled a False Claims Act lawsuit related to the indemnification claim with the United States Department of Justice in the amount of $9,750,000. The Company was not a party to this settlement and has denied any indemnification liability based upon its belief that the Company was not responsible, either contractually or otherwise, for the alleged inaccuracies in Medicare billing and cost reporting and that the claim does not arise from the Company's actions or omissions. Although the Company believes that the indemnification claim lacks any merit, it is possible that the claim could result in litigation. The Company cannot predict the result of litigation if it is commenced in this matter.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)  Exhibits

             See exhibit index

    (b)  Reports on Form 8-K

             Date               Descripton of Event
             ----               -------------------
           10-30-02             Item 9 Regulation FD Disclosure - the script
                                for a conference call held by the Registrant on October 30, 2002

                                    20 of 23

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   REHABCARE GROUP, INC.

Date: November 12, 2002                         By: /s/   James M. Douthitt
                                                        ----------------------
                                                          James M. Douthitt

                                                Senior Vice President of Finance
                                                and Chief Accounting Officer




                                    21 of 23

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER
------------------------------------------------------

I, Alan C. Henderson, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-Q of RehabCare  Group,
     Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: November 12, 2002              By: /s/    Alan C. Henderson
                                                   ------------------------
                                                      Alan C. Henderson
                                           President and Chief Executive Officer

                                    22 of 23

CERTIFICATION OF CHIEF ACCOUNTING OFFICER
-----------------------------------------

I, James M. Douthitt, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-Q of RehabCare  Group,
     Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                         By: /s/   James M. Douthitt
                                                        ----------------------
                                                          James M. Douthitt

                                                Senior Vice President of Finance
                                                and Chief Accounting Officer

                                    23 of 23

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

3.3  Amended and Restated Bylaws

4.1 Rights Agreement, dated August 28, 2002, by and between the Registrant and Computershare Trust Company, Inc. (filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed September 5, 2002 and incorporated herein by reference)

99.1 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

99.2 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.


-------------------------

                                                                     Exhibit 3.3
                           AMENDED AND RESTATED BYLAWS
                   (as amended and restated on March 6, 2002)

                                       OF

                              REHABCARE GROUP, INC.
                            (a Delaware corporation)
--------------------------------------------------------------------------------


                                    ARTICLE I
                                     Offices

     Section 1.01 Registered Office. The registered office of RehabCare Group, Inc. (hereinafter called the Corporation) in the State of Delaware shall be at 1209 Orange Street, City of Wilmington, County of New Castle, and the name of the registered agent in charge thereof shall be The Corporation Trust Company.

     Section 1.02 Other Offices. The Corporation may also have an office or offices at such other place or places, either within or without the State of Delaware, as the Board of Directors (hereinafter called the Board) may from time to time determine or as the business of the Corporation may require.


                                   ARTICLE II
                            Meetings of Stockholders

     Section 2.01 Annual Meetings. Annual meetings of the stockholders of the Corporation for the purpose of electing directors and for the transaction of such other proper business as may come before such meetings may be held at such time, date and place as the Board shall determine by resolution.

     Section 2.02 Special Meetings. A special meeting of the stockholders for the transaction of any proper business may be called at the time by the Board, by the Chairman of the Board or by the Chief Executive Officer.

     Section 2.03 Place of Meetings. All meetings of the stockholders shall be held at such places, within or without the State of Delaware, as may from time to time be designated by the person or persons calling the respective meeting and specified in the respective notices or waivers of notice hereof.

     Section 2.04 Notice of Meetings. Except as otherwise required by law, notice of each meeting of the stockholders, whether annual or special, shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting to each stockholder of record entitled to vote at such meeting by delivering a typewritten or printed notice thereof to him personally, or by depositing such notice in the United States mail, in a postage prepaid envelope, directed to him at his post office address furnished by him to the Secretary of the Corporation for such purpose or, if he shall not have furnished to the Secretary his address for such purpose, then at his post office address last known to the Secretary, or by transmitting a notice thereof to him at such address by telegraph, cable, or wireless. Except as otherwise expressly required by law, no publication of any notice of a meeting of the stockholders shall be required. Every notice of a meeting of the stockholders shall state the place, date and hour of the meeting, and, in the case of a special meeting, shall also state the purpose or purposes for which the meeting is called. Notice of any meeting of stockholders shall not be required to be given to any stockholder to whom notice may be omitted pursuant to Delaware law or who shall have waived such notice and such notice shall be deemed waived by any stockholder who shall attend such meeting in person or by proxy; except a stockholder who shall attend such meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Except as otherwise expressly required by law, notice of any adjourned meeting of the stockholders need not be given if the time and place thereof are announced at the meeting at which the adjournment is taken.

     Section 2.05 Quorum. Except as provided by law, the holders of record of a majority in voting interests of the shares of stock of the Corporation entitled to be voted thereat, present in person or by proxy, shall constitute a quorum for the transaction of business at any meeting of the stockholders of the Corporation or any adjournment thereof. In the absence of a quorum at any meeting or any adjournment thereof, a majority in voting interest of the stockholders present in person or by proxy and entitled to vote thereat or, in the absence therefrom of all the stockholders, any officer entitled to preside at, or to act as secretary of, such meeting may adjourn such meeting from time to time. At any such adjourned meeting at which a quorum is present any business may be transacted which might have been transacted at the meeting as originally called.

     Section 2.06 Voting.

     (a) Each stockholder shall, at each meeting of the stockholders, be entitled to vote in person or by proxy each share or fractional share of the stock of the Corporation having voting rights on the matter in question and which shall have been held by him and registered in his name on the books of the
Corporation:

          (i) On the date fixed pursuant to Section 2.10 of these Bylaws as the record date for the determination of stockholders entitled to notice of and to vote at such meeting, or

          (ii) If no such record date shall have been so fixed, then (a) at the close of business on the day next preceding the day on which notice of the meeting shall be given or (b) if notice of the meeting shall be waived, at the close of business on the day next preceding the day on which the meeting shall be held.

     (b) Shares of its own stock belonging to the Corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors in such other corporation is held, directly or indirectly, by the Corporation, shall neither be entitled to vote nor be counted for quorum purposes. Persons holding stock of the Corporation in a fiduciary capacity shall be entitled to vote such stock. Persons whose stock is pledged shall be entitled to vote, unless in the transfer by the pledgor on the books of the Corporation he shall have expressly empowered the pledgee to vote thereon, in which case only the pledgee, or his proxy, may represent such stock and vote thereon. Stock having voting power standing of record in the names of two or more persons, whether fiduciaries, members of a partnership, joint tenants in common, tenants by entirety or otherwise, or with respect to which two or more persons have the same fiduciary relationship, shall be voted in accordance with the provisions of the General Corporation Law of the State of Delaware.

     (c) Any such voting rights may be exercised by the stockholder entitled thereto in person or by his proxy appointed by an instrument in writing, subscribed by such stockholder or by his attorney thereunto authorized and delivered to the secretary of the meeting; provided, however, that no proxy shall be voted or acted upon after three (3) years from its date unless said proxy shall provide for a longer period. The attendance at any meeting of a stockholder who may theretofore have given a proxy shall not have the effect of revoking the same unless he shall in writing so notify the secretary of the meeting prior to the voting of the proxy. At any meeting of the stockholders all matters, except as otherwise provided in the Certificate of Incorporation, in these Bylaws or by law, shall be decided by the vote of a majority in voting interest of the stockholders present in person or by proxy and entitled to vote thereat and thereon, a quorum being present. The vote at any meeting of the stockholders on any question need not be by ballot, unless so directed by the chairman of the meeting. On a vote by ballot each ballot shall be signed by the stockholder voting, or by his proxy, if there be such proxy, and it shall state the number of shares voted.

     Section 2.07 List of Stockholders. The Secretary of the Corporation shall prepare and make, at least ten (10) days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

     Section 2.08 Judges. If at any meeting of the stockholders a vote by written ballot shall be taken on any question, the chairman of such meeting may appoint a judge or judges to act with respect to such vote. Each judge so appointed shall first subscribe an oath faithfully to execute the duties of a judge at such meeting with strict impartiality and according to the best of his ability. Such judges shall decide upon the qualification of the voters and shall report the number of shares represented at the meeting and entitled to vote on such question, shall conduct and accept the votes, and when the voting is completed, shall ascertain and report the number of shares voted respectively for and against the question. Reports of judges shall be in writing and subscribed and delivered by them to the Secretary of the Corporation. The judges need not be stockholders of the Corporation, and any officer of the Corporation may be a judge on any question other than a vote for or against a proposal in which he shall have a material interest.

     Section 2.09 Action Without a Meeting. Any action required to be taken at any annual or special meting of stockholders of the Corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

     Section 2.10 Fixing Date for Determination of Stockholders of Record. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any other change, conversion or exchange of stock or for the purpose of any other lawful action, the Board may fix, in advance, a record date, which shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting, nor more than sixty (60) days prior to any other action. If in any case involving the determination of stockholders for any purpose other than notice of or voting at a meeting of stockholders the Board shall not fix such a record date, the record date for determining stockholders for such purpose shall be the close of business on the day on which the Board shall adopt the resolution relating thereto. A determination of stockholders entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of such meeting; provided, however, that the Board may fix a new record date for the adjourned meeting.

     Section 2.11 Notice of Stockholder Nominees. Only persons who are nominated in accordance with the procedures set forth in this Section 2.11 shall be eligible to stand for election as a director of the Corporation. Nominations of persons for election to the Board of the Corporation may be made at a meeting of the stockholders (a) by or at the direction of the Board or (b) by any stockholder of the Corporation entitled to vote for the election of directors at such meeting who complies with the procedures set forth in this Section 2.11. All nominations by stockholders shall be made pursuant to timely notice in proper written form delivered to the Secretary of the Corporation. To be timely, a stockholder notice shall be delivered to or mailed and received at the principal executive offices of the Corporation not later than the close of business on the 60th day nor earlier than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder shall be timely if so delivered not earlier than the close of business on the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Corporation. Notwithstanding anything in the previous sentence to the contrary, in the event that the number of directors of the Corporation is increased, and there is not public announcement by the Corporation naming all of the nominees for director or specifying the size of the increased Board at least 70 days prior to the first anniversary of the preceding year's annual meeting, a stockholder notice required by this Section
2.11 shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered not later than the close of business on the 10th day following the day upon which the public announcement with respect to the increased Board is first made by the Corporation. In no event shall the public announcement of an adjournment of the annual meeting commence a new time period for the giving of stockholder notice as described above. For purposes of this Section 2.11, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, the Associated Press, Reuters or a comparable national or international new service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended. To be in proper written form, such stockholder notice shall set forth in writing (x) as to each person who the stockholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors, or as is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, including without limitation, such person's written consent to be named in the Corporation's proxy statement as a nominee and to serve as a director if elected; and (y) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the notice is given (i) the name and address, as they appear on the Corporation's books, of such stockholder and such beneficial owner and (ii) the class and number of shares of the Corporation which are owned beneficially and of record by such stockholder and such beneficial owner. At the request of the Board, any person nominated by the Board for election as a director shall furnish the Secretary of the Corporation with the information to be set forth in the stockholder notice of nomination which pertains to the nominee. In the event that a stockholder seeks to nominate one or more directors, the Secretary shall appoint two inspectors who are not affiliated with the Corporation to determine whether the stockholder has complied with this
Section 2.11. If the inspectors determine that a stockholder has not complied with this Section 2.11, the inspectors shall direct the chairman of the meeting to declare to the meeting that the nomination was not made in accordance with the procedures prescribed by this Section 2.11, and the chairman shall so declare to the meeting that the defective nomination shall be disregarded. Notwithstanding the foregoing provisions of this Section 2.11, a stockholder shall also be required to comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder with respect to the matters set forth in this Section
2.11. Nothing in this Section 2.11 shall be deemed to affect any rights of holders of any series of Preferred Stock to elect directors under the specified circumstances attached to a particular series of Preferred Stock.

     Section 2.12 Procedures for Submission of Stockholder Proposals at the Annual Meeting. At the annual meeting of the stockholders of the Corporation, only such business shall be conducted as shall have been brought before the meeting (a) by or at the direction of the Board; or (b) by any stockholder of the Corporation entitled to vote for the election of directors at such meeting who complies with the procedures set forth in this Section 2.12. For business to be properly brought before the annual meeting by a stockholder, the stockholder must give timely notice thereof in proper written form to the Secretary of the Corporation and such other business must otherwise be a proper matter for stockholder action. To be timely, a stockholder notice must be delivered to or mailed and received at the principal executive offices of the Corporation not later than the close of business on the 60th day nor earlier than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Corporation. In no event shall the public announcement of an adjournment of the annual meeting commence a new time period for the giving of stockholder notice as described above. For purposes of this Section 2.12, "public announcement" shall have the same meaning as set forth in Section 2.11 of these bylaws. To be in proper written form, a stockholder notice shall set forth in writing as to each matter the stockholder proposes to bring before the meeting: (w) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting; (x) the name and address, as they appear on the Corporation's book, of the stockholder proposing such business and the beneficial owner, if any, on whose behalf the proposal is being made; (y) the class and number of shares of the Corporation which are owned beneficially and of record by the stockholder and the beneficial owner; and (z) any material interest of the stockholder or the beneficial owner in such business. In the event that a stockholder seeks to propose business at the annual meeting, the Secretary shall appoint two inspectors who are not affiliated with the Corporation to determine if the stockholder has complied with this Section 2.12. If the inspectors determine that a stockholder has not complied with this
Section 2.12, the inspectors shall direct the chairman of the meeting to declare to the meeting that the business was not properly brought before the meeting and that any such business shall not be transacted at the meeting. Notwithstanding the foregoing provisions of this Section 2.12, a stockholder shall also comply with all the applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder with respect to the matters set forth in this Section 2.12. Nothing in this Section 2.12 shall be deemed to affect any rights of any stockholder to request inclusion of a proposal or proposals in the Corporation's proxy statement pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.


                                   ARTICLE III
                               Board of Directors

     Section 3.01 General Powers. The property, business and affairs of the Corporation shall be managed by the Board.

     Section 3.02 Number and Term of Office. The Corporation shall not have less than three (3), nor more than fifteen (15) directors, with the exact number at any given time to be fixed within these limits by approval of the directors. Directors need not be stockholders. Each of the directors of the Corporation shall hold office until his successor shall have been duly elected and shall qualify or until he shall resign or shall have been removed in the manner hereinafter provided.

     Section 3.03 Election of Directors. The directors shall be elected annually by the stockholders of the Corporation and the persons receiving the greatest number of votes, up to the number of directors to be elected, shall be the directors.

     Section 3.04 Resignations. Any director of the Corporation may resign at any time by giving written notice to the Board or to the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein, or, if the time be not specified, it shall take effect immediately upon its receipt; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

     Section 3.05 Vacancies. Except as otherwise provided in the Certificate of Incorporation, any vacancy in the Board, whether because of death, resignation, disqualification, an increase in the number of directors, or any other cause, may be filled by vote of the majority of the remaining directors, although less than a quorum. Each director so chosen to fill a vacancy shall hold office until his successor shall have been elected and shall qualify or until he shall resign or shall have been removed in the manner hereinafter provided.

     The vacancy created by the removal of any director by the affirmative vote of the stockholders having a majority of the voting power of the Corporation can only be filled by a director elected by the affirmative vote of the stockholders having a majority of the voting power of the Corporation given at a special meeting of the stockholders called for the purpose of filling such vacancy. Should the stockholders fail to fill the existing vacancy, then in that event the vacancy may be filled by the remaining directors in the manner set forth above.

     Section 3.06 Place of Meeting, Etc. The Board may hold any of its meetings at such place or places within or without the State of Delaware as the Board may from time to time by resolution designate or as shall be designated by the person or persons calling the meeting or in the notice of a waiver of notice of any such meeting. Directors may participate in any regular or special meeting of the Board by means of conference telephone or similar communications equipment pursuant to which all persons participating in the meeting of the Board can hear each other, and such participation shall constitute presence in person at such meeting.

     Section 3.07 First Meeting. The Board shall meet as soon as practicable after each annual election of directors and notice of such first meeting shall not be required.

     Section 3.08 Regular Meetings. Regular meetings of the Board may be held at such times as the Board shall from time to time by resolution determine. If any day fixed for a regular meeting shall be a legal holiday at the place where the meeting is to be held, then the meeting shall be held at the same hour and place on the next succeeding business day not a legal holiday. Except as provided by law, notice of regular meetings need not be given.

     Section 3.09 Special Meetings. Special meetings of the Board shall be held whenever called by the Chairman, Vice Chairman, President or a majority of the authorized number of directors to be held at the principal office of the Corporation, or at such other place or places within or without the State of Delaware as the person or persons calling the meeting shall designate. Except as otherwise provided by law or by the Bylaws, notice of the time and place of each such special meeting shall be mailed to each director, addressed to him at his residence or usual place of business, at four (4) days before the day on which the meeting is to be held, or shall be sent to him at such place by telegraph, telecopier or cable or be delivered personally not less than twenty-four (24) hours before the time at which the meeting is to be held. Except where otherwise required by law or by the Bylaws, notice of the purpose of a special meeting need not be given. Notice of any meeting of the Board shall not be required to be given to any director who is present at such meeting, except a director who shall attend such meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.

     Section 3.10 Quorum and Manner of Acting. Except as otherwise provided in these Bylaws, the Certificate of Incorporation, or by law, the presence of a majority of the authorized number of directors shall be required to constitute a quorum for the transaction of business at any meeting of the Board, and all matters shall be decided at any such meeting, a quorum being present, by the affirmative votes of a majority of the directors present. A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, provided any action taken is approved by at least a majority of the required quorum for such meeting. In the absence of a quorum, a majority of directors present at any meeting may adjourn the same from time to time until a quorum shall be present. Notice of any adjourned meeting need not be given. The directors shall act only as a Board, and the individual directors shall have no power as such.

     Section 3.11 Action by Consent. Any action required or permitted to be taken at any meeting of the Board or of any committee thereof may be taken without a meeting if a written consent thereto is signed by all members of the Board or of such committee, as the case may be and such written consent is filled with the minutes of proceedings of the Board or committee.

     Section 3.12 Removal of Directors. Subject to the provisions of the Certificate of Incorporation, any director may be removed at any time, either with or without cause, by the affirmative vote of the stockholders being a majority of the voting power of the Corporation given at a special meeting of the stockholders called for the purpose.

     Section 3.13 Compensation. The directors shall receive only such compensation for their services as directors as may be allowed by resolution of the Board. The Board may also provide that the Corporation shall reimburse each such director for any expense incurred by him on account of his attendance at any meetings of the Board or committees of the Board. Neither the payment of such compensation nor the reimbursement of such expenses shall be construed to preclude any director from serving the Corporation or its subsidiaries in any other capacity and receiving compensation therefore.

     Section 3.14 Committees. The Board may, by resolution passed by a majority of the whole Board, designate one (1) or more committees, each committee to consist of one (1) or more of the directors of the Corporation. Any such committee, to the extent provided in the resolution of the Board and except as otherwise limited by law, shall have and may exercise all the powers and authority of the Board in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it. Any such committee shall keep written minutes of its meetings and report the same to the Board at the next regular meeting of the Board. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board to act at the meeting in the place of any such absent or disqualified member.


                                   ARTICLE IV
                                    Officers

      Section 4.01      Corporate Officers.

     (a) The officers of the Corporation shall be a President, one (1) or more Vice Presidents (the number thereof and their respective titles to be determined by the Board), a Secretary and a Treasurer, and such other officers as may be appointed at the discretion of the Board in accordance with the provisions of
Section 4.01(b).

     (b) In addition to the officers specified in Section 4.01(a), the Board may appoint other officers, as it may deem necessary or advisable, including one (1) or more Assistant Secretaries, and one (1) or more Assistant Treasurers, each of whom shall hold office for such period, have such authority, and perform such duties as the Board may from time to time determine. The Board may delegate to any officer of the Corporation or any committee of the Board the power to appoint, remove and prescribe the duties of any such officer.

     (c) One person may hold two or more offices, except that the Secretary may not hold the office of President.

     Section 4.02 Election, Term of Office and Qualifications. The officers of the Corporation, except such officers as may be appointed in accordance with
Section 4.01(b) or 4.05, shall be appointed annually by the Board at the first meeting thereof held after the election thereof. Each officer shall hold office until such officer shall resign or shall be removed or otherwise disqualified to serve, or the officer's successor shall be appointed and qualified.

     Section 4.03 Removal. Any officer of the Corporation may be removed, with or without cause, at any time at any regular or special meeting of the Board by a majority of the directors at the time in office or, except in the case of an officer appointed by the Board, by any officer of the Corporation or committee of the Board upon whom or which such power of removal may be conferred by the Board.

     Section 4.04 Resignations. Any officer may resign at any time by giving written notice of his resignation to the Board, President or the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein, or, if the time be not specified, upon receipt thereof by the Board, President or the Secretary, as the case may be; and, unless otherwise specified therein, the acceptance of such resignation shall specified therein, the acceptance of such resignation shall not be necessary to make it effective.

     Section 4.05 Vacancies. A vacancy in any office because of death, resignation, removal, disqualification, or other event, may be filled for the unexpired portion of the term thereof in the manner prescribed in these Bylaws for regular appointments to such office.

     Section 4.06 The President. The President of the Corporation shall be the chief executive officer of the Corporation and shall have, subject to the control of the Board, general and active supervision and management over the business of the Corporation and over its several officers, agents and employees.

     Section 4.07 The Vice Presidents. Each Vice President shall have such powers and perform such duties as the Board may from time to time prescribe. At the request of the President, or in case of the President's absence or inability to act upon the request of the Board, a Vice President shall perform the duties of the President and when so acting, shall have all the powers of, and be subject to all the restrictions upon, the President.

     Section 4.08 The Secretary. The Secretary shall, if present, record the proceedings of all meetings of the Board, of the stockholders, and of all meetings of the Board of stockholders, and all committees of which a secretary shall not have been appointed. The Secretary shall see that all notices are duly given in accordance with these Bylaws and as required by law; shall be custodian of the seal of the Corporation and shall affix and attest the seal to all documents to be executed on behalf of the Corporation under its seal; and, in general, shall perform all the duties incident to the office of the Secretary and such other duties as may from time to time be assigned to the Secretary by the Board.

     Section 4.09 The Treasurer. The Treasurer shall have the general care and custody of the funds and securities of the Corporation and shall deposit all such funds in the name of the Corporation in such banks, trust companies or other depositories as shall be selected by the Board or in accordance with authority delegated by the Board. He shall receive, and give receipts for, monies due and payable to the Corporation from any source whatsoever. He shall exercise general supervision over expenditures and disbursements made by officers, agents and employees of the Corporation and the preparation of such records and reports in connection therewith as may be necessary or desirable. He shall, in general, perform all other duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the Board. Unless otherwise provided by the Board, the Treasurer shall be the Chief Financial Officer of the Corporation.

     Section 4.10 Compensation. The compensation of the officers of the Corporation shall be fixed from time to time by the Board. No officer shall be prevented from receiving such compensation by reason of the fact that the officer is also a director of the Corporation. Nothing contained herein shall preclude any officer from serving the Corporation, or any subsidiary corporation, in any other capacity and receiving such compensation by reason of the fact that he is also a director of the Corporation. Nothing contained herein shall preclude any officer from serving the Corporation, or any subsidiary corporation, in any other capacity and receiving proper compensation therefore.


                                    ARTICLE V
                 Contracts, Checks, Drafts, Bank Accounts, Etc.

     Section 5.01 Execution of Contracts. The Board, except as in these Bylaws otherwise provided, may authorize any officer or officers, agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances; and unless so authorized by the Board or by these Bylaws, no officer, agent or employee shall have any power or authority to bind the Corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or in any amount.

     Section 5.02 Checks, Drafts, Etc. All checks, drafts or other orders for payment of money, notes or other evidence of indebtedness, issued in the name of or payable to the Corporation, shall be signed or endorsed by such person or persons and in such manner as, from time to time, shall be determined by resolution of the Board. Each such officer, assistant, agent or attorney shall give such bond, if any, as the Board may require.

     Section 5.03 Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositories as the Board may select, or as may be selected by any officer or officers, assistant or assistants, agent or agents, or attorney or attorneys of the Corporation to whom such power shall have been delegated by the Board. For the purpose of deposit and for the purpose of collection for the account of the Corporation, the President, any Vice President or the Treasurer (or any other officer or officers, assistant or assistants, agent or agents, or attorney or attorneys of the Corporation who shall from time to time be determined by the Board) may endorse, assign and deliver checks, drafts and other orders for the payment of money which are payable to the order of the Corporation.

     Section 5.04 General and Special Bank Accounts. The Board may from time to time authorize the opening and keeping of general and special bank accounts with such banks, trust companies or other depositories as the Board may select or as may be selected by any officer or officers, assistant or assistants, agent or agents, or attorney or attorneys of the Corporation to whom such power shall have been delegated by the Board. The Board may make such special rules and regulations with respect to such bank accounts, not inconsistent with the provisions of these Bylaws, as it may deem expedient.


                                   ARTICLE VI
                            Shares and Their Transfer

      Section 6.01      Certificates for Stock.

     (a) The shares of the Corporation shall be represented by certificates, provided that the Board may provide by resolution or resolutions that some or all of any or all classes or series of its stock shall be uncertificated shares. Any such resolution shall not apply to shares represented by a certificate until such certificate is surrendered to the Corporation. Notwithstanding the adoption of such a resolution by the Board every holder of stock represented by certificates and upon request every holder of uncertificated shares shall be entitled to have a certificate, in such form as the Board shall prescribe, signed by, or in the name of the Corporation by the Chairman or Vice Chairman of the Board, or the President or Vice President, and by the Treasurer or an Assistant Treasurer, or the Secretary of an Assistant Secretary of the Corporation representing the number of shares registered in certificate form. Any of or all of the signatures on the certificates may be a facsimile. In case any officer, transfer agent or registrar who has signed, or whose facsimile signature has been placed upon, any such certificate, shall have ceased to be such officer, transfer agent to registrar before such certificate is issued, such certificate may nevertheless be issued by the Corporation with the same effect as though the person who signed such certificate, or whose facsimile signature shall have been placed thereupon, where such officer, transfer agent or registrar at the date of issue.

     (b) A record shall be kept of the respective names of the persons, firms or corporation owning the stock represented by such certificates, the number and class of shares represented by such certificates, respectively, and the respective dates thereof, and in case of cancellation, the respective dates of cancellation. Every certificate surrendered to the Corporation for exchange or transfer shall be cancelled, and no new certificate or certificates shall be issued in exchange for any existing certificate until such existing certificate shall have been so cancelled, except in cases provided for in Section 6.04.

     Section 6.02 Transfers of Stock. Transfers of shares of stock of the Corporation shall be made only on the books of the Corporation by the registered holder thereof, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary, or with a transfer clerk or a transfer agent appointed as provided in Section 6.03, and upon surrender of the certificate or certificates for such shares properly endorsed and the payment of all taxes thereon. The person in whose name shares of stock stand on the books of the Corporation shall be deemed the owner thereof for all purposes as regards the Corporation. Whenever any transfer of shares shall be made for collateral security, and not absolutely, such fact shall be so expressed in the entry of transfer if, when the certificate or certificates shall be presented to the Corporation for transfer, both the transferor and the transferee request the Corporation to do so.

     Section 6.03 Regulations. The Board may make such rules and regulations as it may deem expedient, not inconsistent with these Bylaws, concerning the issue, transfer and registration of certificates for shares of the stock of the Corporation. It may appoint, or authorize any officer or officers to appoint, one or more transfer clerks or one or more transfer agents and one or more registrars, and may require all certificates for stock to bear the signature or signatures of any of them.

     Section 6.04 Lost, Stolen, Destroyed, and Mutilated Certificates. In any case of loss, theft, destruction, or mutilation of any certificate of stock, another may be issued in its place upon proof of such loss, theft, destruction, or mutilation and upon the giving of a bond of indemnity to the Corporation in such form and in such sum as the Board may direct; provided, however, that a new certificate may be issued without requiring any bond when, in the judgment of the Board, it is proper to do so.


                                   ARTICLE VII
                                 Indemnification

     Section 7.01 Indemnification of Directors and Officers. The Corporation shall, to the fullest extent permitted by law, indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including without limitation an action by or in the right of the Corporation) by reason of the fact that he is or was a director or officer of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, that he had reasonable cause to believe that his conduct was unlawful.

     Section 7.02 Advance of Expenses. Costs and expenses (including attorneys' fees) incurred by or on behalf of a director, officer, employee or agent in defending or investigating any action, suit, proceeding or investigation shall be paid by the Corporation in advance of the final disposition of such matter, if such director, officer, employee or agent shall undertake in writing to repay any such advances in the event that it is ultimately determined that he is not entitled to indemnification. Notwithstanding the foregoing, no advance shall be made by the Corporation if a determination is reasonably and promptly made by the Board of Directors by a majority vote of a quorum of disinterested directors, or (if such a quorum is not obtainable or, even if obtainable, a quorum of disinterested directors so directs) by independent legal counsel, that, based upon the facts known to the Board or counsel at the time such determination is made, (a) the director, officer, employee or agent acted in bad faith or deliberately breached his duty to the Corporation or its stockholders, and (b) as a result of such actions by the director, officer, employee or agent, it is more likely than not that it will ultimately be determined that such director, officer, employee or agent is not entitled to indemnification.

     Section 7.03 Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise or as a member of any committee or similar body against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article or applicable law.

     Section 7.04 Non-Exclusivity. The right of indemnity and advancement of expenses provided herein shall not be exclusive, and the Corporation may provide indemnification or advancement of expenses to any person, by agreement or otherwise, on such terms and conditions as the Board of Directors may approve. Any agreement for indemnification of or advancement of expenses to any director, officer, employee or other person may provide for rights of indemnification or advancement of expenses which are broader or otherwise different from those set forth herein.


                                  ARTICLE VIII
                                  Miscellaneous

     Section 8.01 Seal. The Board shall provide a corporate seal, which shall be in the form of a circle and shall bear the name of the Corporation and words and figures showing that the Corporation was incorporated in the State of Delaware and the year of incorporation.

     Section 8.02 Waiver of Notices. Whenever notice is required to be given by these Bylaws or the Certificate of Incorporation or by law, the person entitled to said notice may waive such notice in writing, either before or after the time stated therein, and such waiver shall be deemed equivalent to notice. Attendance of a person at a meeting (whether in person or by proxy in the case of a meeting of stockholders) shall constitute a waiver of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of any regular or special meeting of the stockholders, directors, or members of a committee of directors need be specified in any written waiver of notice.

     Section 8.03 Amendments. These Bylaws, or any of them, may be altered, amended or repealed, and new Bylaws may be made, (i) by the Board, by vote of a majority of the number of directors then in office as directors, acting at any meetings of the Board, or (ii) by the stockholders, at any annual meeting of stockholders, without previous notice, or any special meeting of stockholders, provided that notice of such proposed amendment, modification, repeal or adoption is given in the notice of special meeting. Any Bylaws made or altered by the stockholders may be altered or repealed by either the Board or the stockholders.

     Section 8.04 Representation of Other Corporations. The President, any Vice President, or Secretary of the Corporation are authorized to vote, represent and exercise on behalf of the Corporation all rights incident to any and all shares of any other corporation or corporations standing in the name of the Corporation. The authority herein granted to said officers to vote or represent on behalf of the Corporation any and all shares held by the Corporation in any other corporation or corporations may be exercised either by such officers in person or by any person authorized to do so by proxy or power of attorney duly executed by said officers.

                                                                    Exhibit 99.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan C. Henderson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                      /s/       Alan C. Henderson
                                          ------------------------------------
                                                Alan C. Henderson

                                          Chief Executive Officer of
                                          RehabCare Group, Inc.
                                          November 12, 2002

                                                                    Exhibit 99.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
M. Douthitt, Senior Vice President of Finance and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                      /s/       James M. Douthitt
                                          ------------------------------------
                                                James M. Douthitt

                                          Senior Vice President of Finance and
                                          Chief Accounting Officer of
                                          RehabCare Group, Inc.
                                          November 12, 2002