Form 10-K
period 2002-12-31
REHABCARE GROUP INC
filed 2003-03-14
CIK 812191

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

For the fiscal year ended December 31, 2002

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

Securities  registered pursuant to         Name of exchange on which registered:
Section 12(b) of the Act:                  New York Stock Exchange
Common Stock, par value $.01 per share     New York Stock Exchange
Preferred Stock Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Indicate by check mark whether the Registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).              Yes X    No

     The aggregate market value of voting stock held by non-affiliates of Registrant at June 30, 2002 was $414,189,202. At March 10, 2003, the Registrant had 15,852,080 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of this Annual Report on Form 10-K incorporates by reference information contained in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2002.

     Part III of this Annual Report on Form 10-K incorporates by reference information contained in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 2003.

================================================================================
                                       1

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause RehabCare Group's actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include, but are not limited to, the effect and timing of certain corrective actions taken in supplemental staffing, the magnitude of the costs associated with the consolidation of branch locations in the staffing division, the effect and timing of the consolidation on the aggregate supplemental staffing weeks worked, new program openings and planned cost controls, fluctuations in occupancy of RehabCare Group's hospital and skilled nursing facility clients, changes in and compliance with governmental reimbursement rates, regulations or policies, the inability to attract new client relationships or to retain existing client relationships, the inability to attract operational and professional employees, the adequacy and effectiveness of operating and administrative systems, litigation risks, including an inability to predict the ultimate costs and liabilities or the disruption of RehabCare Group's operations, and general economic downturn.


ITEM 1.  BUSINESS

Overview of Our Company

     RehabCare Group, Inc., a Delaware corporation, is a leading provider of temporary healthcare staffing and therapy program management for hospitals and skilled nursing facilities. Our healthcare staffing services business, also known as StarMed Staffing Group, provides temporary placement of nurses and other healthcare professionals on a supplemental basis with locally-based personnel and on longer-term assignments with travel personnel. Our program management services business consists of the management of hospital-based inpatient acute rehabilitation and skilled nursing units, hospital-based and satellite outpatient therapy programs, as well as contract therapy programs with skilled nursing facilities.

     Established in 1982, we have more than 20 years experience helping healthcare providers increase revenues and reduce costs while effectively and compassionately delivering rehabilitation services. We believe our clients place a high value on our extensive experience in assisting them to effectively implement clinical best practices, address competition for patient services, and navigate the complexities inherent to managed care contracting and government reimbursement systems. Over the years, we have diversified our program management services to include management services to hospitals, skilled nursing units and outpatient rehabilitation, as well as management of rehabilitation services in skilled nursing facilities.

     We added temporary healthcare staffing services to our business in 1996 with the acquisition of Healthcare Staffing Solutions, Inc. providing traveling therapists and, later, traveling nurses to hospitals and skilled nursing facilities. In 1998, we acquired StarMed Staffing, Inc. to significantly expand our presence into the supplemental staffing market. With the formation of StarMed Staffing Group, we maintain one of the nation's largest databases of healthcare professionals of many different specialties to fill travel, supplemental and permanent positions.

     We offer our portfolio of temporary healthcare staffing and program management services to a highly diversified customer base. In all, we have relationships with more than 7,000 hospitals and skilled nursing facilities throughout the United States. We currently serve healthcare staffing clients in all 50 states plus the District of Columbia and our program management services business currently manages units and programs in 40 states plus the District of Columbia.

     For the year ended December 31, 2002, we had operating revenues of $562.6 million and operating earnings of $39.7 million. In 2002, approximately 49% of our operating revenues were derived from our healthcare staffing services business and approximately 51% were derived from our program management services business.

     The terms "RehabCare," "our company," "we" and "our" as used herein refer to "RehabCare Group, Inc."

Industry Overview

     As a provider of healthcare staffing and program management services, our revenues and growth are affected by trends and developments in healthcare spending. The U.S. Centers for Medicare and Medicaid Services estimated that in 2001 total healthcare expenditures in the United States grew by 9% to $1.4 trillion, the fifth consecutive year in which healthcare spending grew at an accelerating rate. The Centers for Medicare and Medicaid Services reported that hospital spending, which accounted for 30% of the health spending increase in 2001, increased 8%. The Centers for Medicare and Medicaid Services also projected that total healthcare spending in the United States will grow an average of 7% annually from 2002 through 2010. According to these estimates, healthcare expenditures will account for approximately $2.6 trillion, or 16%, of the United States gross domestic product by 2010.

     Demographic considerations also affect long-term growth projections for healthcare spending. According to the U.S. Census Bureau, there were approximately 35 million Americans, comprising approximately 13% of the total United States population, aged 65 or older based on the 2000 census. The number of Americans aged 65 or older is expected to climb to approximately 40 million by 2010 and to approximately 54 million by 2020. By 2030, the number of Americans 65 and older is estimated to reach approximately 70 million, or 20%, of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years or older is also expected to increase from 4.3 million to 8.9 million by 2030.

     We believe that healthcare expenditures and longer life expectancy of the labor force and general population will place increased pressure on healthcare providers to find innovative, efficient means of delivering healthcare services. In particular, many of the health conditions associated with aging - such as stroke and heart attack, neurological disorders and diseases and injuries to the muscles, bones and joints will increase the demand for rehabilitative therapy. These trends, combined with the need for client hospitals to move their patients into the appropriate level of care on a timely basis, will encourage healthcare providers to direct patients to inpatient units and outpatient therapy and contract therapy programs.

     The aging population also affects the healthcare labor market. Findings from the National Sample Survey of Registered Nurses conducted by the U.S. Department of Health and Human Services Administration in 2000, published February 2002, indicates that between 1996 and 2000 the average age of the registered nurse population increased from 44.3 to 45.2 years. During the period from 1980 to 2000, the proportion of registered nurses under age 40 decreased from 53% to 32%. The major drop was among those under the age of 30. In 1980, 25% of registered nurses were under the age of 30 compared to only 9% in 2000.

     We also see a growing demand from hospitals, who seek to work with organizations that deliver the most efficient, responsive, cost-effective and high-quality resources, programs and services to support a full range of needs.

     We believe that these various trends imply that there will be a growing demand for sophisticated and integrated healthcare staffing and rehabilitation therapy solutions by healthcare providers seeking to decrease their overall labor costs and satisfy their increasing need for qualified healthcare professionals, who are in high demand.

     Healthcare Staffing Services. The healthcare staffing industry provides staffing of nurses, physicians and other allied healthcare professionals such as physical and occupational therapists, speech/language pathologists, respiratory therapists, radiological technicians, advanced practice professionals, pharmacists, and medical and surgical specialized technicians. The healthcare staffing industry is primarily comprised of the following three services:

     o Supplemental Staffing. Supplemental staffing comprises the majority of all healthcare staffing and involves placement of locally-based healthcare professionals on very short-term assignments, often for daily shift work. Supplemental staffing often involves very short advance notice of assignments by the client.

     o Travel Staffing. Travel staffing involves the placement of healthcare professionals on a contracted, fixed-term basis on assignments, which may run several weeks to a year, but are generally 13 weeks long and typically involves temporary relocation of the professional. In some instances, an assignment may be in the same geographic area, but due to its duration, is assigned through travel staffing. The staffing company is responsible for providing arrangements for travel, housing, licensure and credentialing for the healthcare professional being placed.

     o Placement and Search. Placement and search relates to position-specific searches for specialized healthcare professionals to fill open positions on a permanent basis. Search firms offer a range of placement and search services on both a retainer and contingency basis.

     The Staffing Industry Report, an independent staffing industry publication, estimated that revenues in the United States for all staffing services were $80.2 billion in 2001. The healthcare staffing segment accounted for approximately $9.1 billion of revenues in 2001, and was expected to grow by approximately 20% annually through 2003. We believe that the demand for healthcare staffing services is influenced by a number of factors including:

     o Economic Conditions and Hospital Initiatives. We believe that extended economic uncertainty may result in reduced supply of healthcare professionals to the temporary staffing industry. Nurses and other healthcare professionals currently appear to prefer full-time, permanent employment as a means of ensuring family income during challenging economic times. Some hospitals are also offering greater financial and workplace incentives to recruit or retain permanent employees, thus reducing the hospital's demand for temporary staffing services. It is not clear whether the duration of economic pressures or the sustainability of workplace incentives will be sufficient to overcome the larger, long-term trend of healthcare labor shortages. We believe that staffing services providers will continue to play an important role over the long-term in helping hospitals successfully manage variable labor.

     o Shortages in Available Healthcare Professionals. A July 2002 report published by the National Center for Health Workforce Analysis (part of the U.S. Department of Health and Human Services) indicated that based on current trends approximately 2.8 million registered nurses will be needed in the United States by 2020, but only 2.0 million registered nurses will be available. A December 2002 report by the American Association of Colleges of Nursing, however, highlighted that for schools that reported in both 2002 and 2001, enrollments in undergraduate nursing programs increased by 8% in 2002. This is the second consecutive year of increased enrollments following a previous 6-year period of decline. The American Association of Colleges of Nursing believes the number of students in the pipeline is still insufficient to fully meet the demand for a million new nurses over the next 10 years as projected by the U.S. Labor Department. In addition to the shortage of available nurses, changes in healthcare and a trend toward temporary staffing have resulted in shortages of various allied healthcare professionals, including radiological, laboratory and other specialized technicians, pharmacists, physician assistants, nurse anesthetists, transcriptionists, reimbursement specialists, patient account representatives and medical clerical personnel.

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


     Program Management Services. The growth of managed care and its focus on cost control has encouraged healthcare providers to provide quality care at the lowest cost possible. While generally less aggressive than managed care, Medicare and Medicaid incentives have also driven declines in average inpatient days per admission. In many cases, patients are treated initially in the higher cost, acute-care hospital setting. After their condition has stabilized, they are either moved to a lower cost setting, such as a skilled nursing facility, or are discharged to their home and treated on a home health or outpatient basis. Thus, while hospital inpatient admissions have continued to grow, the number of average inpatient days per admission has declined. According to the American Hospital Association, the aggregate number of inpatient days declined at an average annual rate of 1.3%, from 215.9 million in 1993 to 194.1 million in 2001.

     Many healthcare providers seek to outsource a broad range of services through contracts with product line managers. Outsourcing allows healthcare providers to take advantage of the specialized expertise of contract managers, enabling providers to concentrate on the businesses they know best, such as facility and acute-care management. Continued reimbursement pressures under managed care and Medicare have driven healthcare providers to look for additional sources of revenue. As constraints on overhead and operating costs have increased and manpower has been reduced, outsourcing of ancillary and post-acute services has become more important in order to increase patient volumes and provide services at a lower cost while maintaining high quality standards.

By outsourcing therapy services, hospitals are able to:

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

o Optimize Utilization of Space. Inpatient services help hospitals optimize physical plant space to treat patients that are within specific diagnoses of the particular hospitals' targeted service lines.

o Increase Cost Control. Because of their extensive experience in the product line, program managers can offer pricing structures that effectively control a healthcare provider's financial risk related to the service provided. For hospitals and other providers that utilize program managers, the result is often lower average cost than that of self-managed programs. As a result, the facility is able to increase its revenues without having to increase administrative staff or incur other fixed costs.

o Sign Agreements with Managed Care Organizations. We believe managed care organizations prefer to sign contracts covering acute rehabilitation, skilled nursing services and outpatient therapy with one entity rather than several separate, often unrelated entities. Program managers may provide patient evaluation systems that collect data on patients in each of their units showing the degree of improvement and the related costs from the time the patient is admitted to the unit through the time of discharge. This is an important feature to managed care organizations in controlling their costs while assuring appropriate outcomes. Program managers may often have the ability to capture and analyze this information from a large number of acute rehabilitation and skilled nursing units to improve clinical care, which an individual hospital could not do on its own without a substantial investment in specialized systems. Becoming part of a managed care network helps the hospital attract physicians, and in turn, attract more patients to the hospital.

o Obtain Reimbursement Advice. Program managers may employ reimbursement specialists who are available to assist client hospitals in interpreting complicated regulations within a given specialty, a highly valued service in the changing healthcare environment.

     Of the approximately 5,000 general acute-care hospitals in the United States, an estimated 1,000 hospitals operate inpatient acute rehabilitation units, of which we estimate approximately 20% currently outsource acute rehabilitation program management services. As of December 31, 2002, we had therapy program management contracts with 116 of those hospitals that outsource acute rehabilitation unit management services.

By outsourcing therapy services, skilled nursing facilities are able to:

o Obtain Clinical Resources and Expertise. Rehabilitation services providers have the ability to develop and implement clinical training and program development that will provide best practices for clients.

o Ensure Appropriate Levels of Staffing for Rehabilitation Professionals. Therapy staffing in the skilled nursing environment presents unique challenges that can be addressed by a national presence that facilitates recruitment of qualified clinical professionals. Program managers have the ability to manage staffing levels to address the fluctuating clinical needs of the host facility.

o Improve Skilled Nursing Facility Profitability. Rehabilitation services providers are equipped to support the clinical needs of the facility and to manage staffing levels such that the client's overall profitability for their patients requiring rehabilitation services is improved.

Overview of Our Business Segments

     Our  business  is  divided  into two  main  business  segments:  healthcare
staffing  services  and  program  management   services.   The  following  table
summarizes the type of services we offer and their benefits to our clients.


  Business Segment          Description of Service     Benefits to Client
  ----------------          ----------------------     ------------------
Healthcare Staffing         Placement of temporary     Enables the client to
Services                    healthcare professionals   manage variable labor
                            in hospitals and skilled   costs, such as turnover,
                            nursing facilities         vacation, maternity and
                            generally ranging from     other temporary staffing
                            one day to 13-week         needs.
                            assignments and on a
                            permanent basis.

Program Management
Services

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

      Contract Therapy      Rehabilitation services    Affords the client the
                            in skilled nursing         ability to fulfill the
                            facilities for             continuing need for
                            neurological, orthopedic   therapists on a
                            and cardiological          full-time or part-time
                            conditions.                basis.  Offers the
                                                       client a better
                                                       opportunity to improve
                                                       the quality of the
                                                       programs.


     Financial  information  about each of our business segments is contained in note 12 "Industry Segment Information" to our consolidated financial statements.

     As announced on January 6, 2003, healthcare staffing services branch locations were consolidated, which reduced the number of healthcare staffing services locations from the 101 locations we had at December 31, 2002 to 79 currently. The following table summarizes by geographic region in the United States our healthcare staffing services locations as adjusted for the consolidation referred to above and program management services units and programs as of December 31, 2002:

                                     Healthcare               Program
                                 Staffing Services       Management Services

                                                     Acute
                                                   Rehabili-
                                                    tation/
                                     Supplemental   Skilled  Outpatient Contract
                                      Branch and    Nursing  Therapy    Therapy
Geographic Region                  Travel Locations  Units   Programs   Programs
-----------------                  ----------------  -----   --------   --------
Northeast Region ...................      7          17/1       6          23
Southeast Region....................     24          20/5      20          73
North Central Region................     20          28/6       6         131
Mountain Region.....................      6           3/1       2           2
South Central Region................      8          41/6      16         148
Western Region......................     14           7/2       0          35
                                         --        ------      --         ---
   Total............................     79        116/21      50         412


     Healthcare Staffing Services

     Our StarMed Staffing Group meets a critical need of supplying nurses, nurse assistants and other clinical staff to hospitals and skilled nursing facilities in communities across the United States, helping healthcare facilities operate to the optimal level of staffing for their ever-changing patient population. Additionally, we assist healthcare facilities in alleviating pressures of the current nationwide nursing shortage, as demand for nurse staffing far exceeds supply. We introduced healthcare staffing to our portfolio of services in 1996. Initially focusing on recruiting traveling physical and occupational therapists and speech/language pathologists for hospitals and skilled nursing facilities, we added traveling and supplemental nurses in 1998 and other allied healthcare personnel in 1999.

     Supplemental Staffing

     Our supplemental staffing operations provide nurses, nurse assistants and other allied healthcare staff to hospitals and other healthcare facilities on short-term assignments, typically ranging from one day to several weeks. Our supplemental staffing operations also performs position-specific searches for specialized healthcare professionals to fill open client positions on a permanent basis. On January 6, 2003, we announced the consolidation of branches for greater focus of our management resources on client and professional staff development. We consolidated 22 branch locations such that we had 77 branch locations at January 31, 2003.

     A typical staffing branch consists of approximately 1,000 square feet of leased space. A branch director and a service coordinator are initially hired to manage the branch. As the branch matures, measured by number of weeks worked the branch has placed, new service coordinators, marketers and clerical staff are added to support growth.

     We believe that the benefits program we provide for our temporary staff differentiates us from many other companies in the industry. These benefits include direct deposit, next-day pay in most locations, 401(k) plan, flexible assignments, vacation pay, continuing education reimbursements, health insurance, sign-on bonuses, referral bonuses and a uniform program.

     We believe another significant factor in our performance is the quality of our personnel. Our supplemental staffing is a local business, and we believe the relationships that our branch director and our placement and recruiting professionals have with our clients are a significant contributor to the success of our supplemental staffing operations.

     Travel Staffing

     Our travel staffing operations place nursing, radiology, therapy and other allied healthcare professionals typically on 13-week assignments throughout the United States. From two central locations we employ a staff of placement, recruiting, housing and benefits specialists to support each traveler. The traveler is assigned a recruiter who will assist the traveler through every step of the assignment. Our staff is available 24 hours a day, 7 days a week to help with any issue the traveler may have. We believe our recruiters have one of the industry's largest databases of healthcare professionals available in a wide variety of specialties in all 50 states.

     We believe the benefits we offer play a role in a traveler's decision to choose us over our competition. Benefits include bonuses, 401(k) plan, guaranteed pay, assignment cancellation protection, direct deposit, health and dental insurance, housing, travel reimbursement, frequent travel program, licensing assistance, 24-hour support and continuing education.

     Strategy

     We plan to continue to grow our healthcare staffing services business through a combination of controlled internal growth and selective acquisitions that provide us with the opportunity to leverage our capabilities and help hospitals and skilled nursing facilities address the broader challenge of managing their variable labor costs. Key elements of our strategy are:

     o    Increase the volumes and productivity per branch;

     o Further develop our travel division, which represents a mobile asset base that can move across the country to meet the shifting needs of our customers, and offers the benefit of having the same nurse for the duration of a 13-week assignment;

     o Diversify the services that our branch locations offer by furnishing both nurse staffing and other allied medical staffing at each location;

     o Maximize the benefits of our recent branch location consolidation, which allows us to reduce our fixed costs and concentrate our management resources on client and staff development; and

     o Consider strategic acquisitions that will deliver the benefits of synergy and/or growth.

     Program Management Services

     Inpatient

     RehabCare has developed an effective business model in the prospective payment environment, and is instrumental in helping our clients achieve favorable outcomes as they convert to this reimbursement methodology in their inpatient settings.

     Acute Rehabilitation. Since 1982, our inpatient division has been the market leader in operating acute rehabilitation units in acute-care hospitals on a contract basis. As of December 31, 2002, we managed inpatient acute rehabilitation units in 116 hospitals for patients with diagnoses including stroke, orthopedic conditions, arthritis, spinal cord and traumatic brain injuries. Of the approximately 5,000 general acute-care hospitals in the United States, an estimated 1,000 hospitals operate inpatient acute rehabilitation units of which we estimate only approximately 20% currently outsource acute rehabilitation program management services.

     We believe that as the  prospective  payment  system is  implemented in the inpatient rehabilitation environment for Medicare patients, our acute rehabilitation division will be well positioned for internal growth. Of the approximately 4,000 acute-care hospitals that do not currently operate acute rehabilitation units, we estimate that as many as 2,000 meet our general criteria for support of acute rehabilitation units in their markets. In light of the changing reimbursement environment, we believe that there is an opportunity for growth to the extent that many of the hospitals currently operating their own acute rehabilitation units reevaluate the efficiency of their operations and consider outsourcing management services to companies such as ours.

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

     We are generally paid by our clients on the basis of a negotiated fee per discharge or per patient day pursuant to contracts that are typically for terms of three to five years. These contracts are generally subject to termination or renegotiation in the event the hospital experiences a material change in its reimbursement from government or other providers.

     An acute rehabilitation unit affords the hospital the ability to offer rehabilitation services to patients, retaining patients who might otherwise be discharged to a setting outside the hospital. A unit typically consists of 20 beds and is staffed with a program director, a physician-medical director and clinical staff which may include a psychologist, physical and occupational therapists, a speech/language pathologist, a social worker, a case manager and other appropriate supporting personnel.

     Skilled Nursing Units. In 1994, the inpatient division added the skilled nursing service line in response to client requests for management services and our strategic decision to broaden our inpatient services. As of December 31, 2002, we managed 21 inpatient skilled nursing units. The hospital-based skilled nursing unit enables patients to remain in a hospital setting where emergency needs can be met quickly as opposed to being sent to a freestanding skilled nursing facility. The unit is located within the acute-care hospital and is separately licensed as a skilled nursing unit.

     We are generally paid by our clients on the basis of a negotiated fee per patient day pursuant to contracts that are typically for terms of three to five years. The hospital benefits by retaining patients who would be discharged to another setting, capturing additional revenue and utilizing idle space. A skilled nursing unit treats patients who require less intensive levels of rehabilitative care, but who have a greater need for nursing care. Patients' diagnoses are typically long-term and medically complex covering approximately 60 clinical conditions, including stroke, post-surgical conditions, pulmonary disease, cancer, congestive heart failure, burns and wounds.

     Outpatient

     In 1993, we began managing outpatient therapy programs that provide management of therapy services to patients with work-related and sports-related illnesses and injuries, and as of December 31, 2002, we managed a total of 50 hospital-based and satellite outpatient therapy programs. An outpatient therapy program complements the hospital's occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation units and medical/surgical beds. An outpatient therapy program also attracts patients into the hospital and is conducted either on the client hospital's campus or in satellite locations controlled by the hospital.

     We believe our management of outpatient therapy programs delivers increased productivity through our scheduling, protocol and outcome systems, as well as through productivity training for existing staff. We also provide our clients with expertise in compliance and quality assurance. Typically, the program is staffed with a program director, four to six therapists and two to four administrative and clerical staff. We are typically paid by our clients on the basis of a negotiated fee per unit of service.

     In the fourth quarter of 2002, we announced the combination of the inpatient therapy division with the outpatient therapy division to form the new hospital rehabilitation services division within our program management services business. We combined these divisions to streamline two businesses with a shared base of clients, and provide our clients with one point of contact for all of their rehabilitation service needs. We believe this will enhance our client relationships and increase our efficiency, as 23 of our outpatient therapy contracts are with hospital clients for which we also manage inpatient rehabilitation or skilled nursing units. Creating the hospital rehabilitation services division also supports continued strategy for growth through cross-selling our services.

     Contract Therapy

     In  1997,  we  added  contract  therapy   management  for  skilled  nursing
facilities to our service offerings. This program affords the client the opportunity to fulfill its continuing need for therapists on a full-time or part-time basis without the need to hire and retain full-time staff. As of December 31, 2002, we managed 412 contract therapy programs.

     Our typical contract therapy client has 100 beds, a portion of which are licensed as skilled nursing beds. We manage therapy services, including physical and occupational therapy and speech/language pathology for the skilled nursing facility. Our broad base of staffing strategies, full-time, part-time and on-call, can be adjusted at each location according to the facility's and its patients' needs.

     We are generally paid by our clients on the basis of a negotiated patient per diem rate or a negotiated fee schedule based on the type of service rendered. Typically, our contract therapy program is led by a full-time program coordinator who is also a therapist and two to four full-time professionals trained in physical and occupational therapy or speech/language pathology.

     Strategy

     We believe that there is significant growth opportunity for our program management services business as the marketplace continues to require hospitals and skilled nursing facilities to provide high-quality rehabilitation services in a cost-efficient and accountable manner. Outpatient therapy programs remain underdeveloped at most hospitals, while the aging population and pressures to control costs in all healthcare settings continue to drive demand for our management systems and expertise, especially within a prospective payment system. Key elements of our program management services strategy include:

     o Focus our efforts on managing the continuum of rehabilitation services for our clients;

     o Maximize the benefits of combining our inpatient and outpatient divisions to serve as a single-source provider to our clients and facilitate cross-selling each of our programs to existing clients which are currently utilizing only one of our services;

     o Continue leveraging our expertise in the prospective payment environment to retain clients and sign contracts with new hospitals and skilled nursing facilities who must meet the challenges of lower reimbursements; and

     o Consider strategic acquisitions that will deliver the benefits of synergy and/or growth.

Government Regulation

     Overview. The healthcare industry is required to comply with many complex federal and state laws and regulations and is subject to regulation by a number of federal, state and local governmental agencies, including those that administer the Medicare and Medicaid programs, those responsible for the licensure of healthcare providers and facilities and those responsible for administering and approving health facility construction, new services and high-cost equipment purchasing. The healthcare industry is also affected by federal, state and local policies developed to regulate the manner in which healthcare is provided, administered and paid for nationally and locally.

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

     Facility Licensure, Medicare Certification, and Certificate of Need. Our clients are required to comply with state facility licensure, federal Medicare certification, and certificate of need laws in certain states that are not generally applicable to us.

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

     A few states require that health facilities obtain state permission prior to entering into contracts for the management of their services. Some states also require that healthcare facilities obtain state permission in the form of a certificate of need prior to constructing or modifying their space, purchasing high-cost medical equipment, or adding new healthcare services. If a certificate of need is required, the process may take up to 12 months or more, depending on the state. The certificate of need application may be denied if contested by a competitor or if the new facility or service is deemed unnecessary by the state reviewing agency. A certificate of need is usually issued for a specified maximum expenditure and requires implementation of the proposed improvement or new service within a specified period of time.

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

     In some states, business corporations such as us are restricted from practicing therapy through the direct employment of therapists. In those states, to comply with the restrictions imposed, we contract to obtain therapy services from an entity permitted to employ therapists.

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

     Reimbursement. Federal and state laws and regulations establish payment methodologies and mechanisms for healthcare services covered by Medicare, Medicaid and other government healthcare programs. While applicable to our clients and not generally applicable to us, these laws and regulations still have an indirect impact on our business.

     Medicare pays acute-care hospitals for most inpatient hospital services under a payment system known as the "prospective payment system." Under this system, acute-care hospitals are paid a specific amount toward their operating costs based on the diagnosis-related or case mix group to which each Medicare patient is assigned. In general, a hospital's payment for inpatient care provided to a Medicare patient is limited based on the diagnosis-related or case-mix group to which the patient is assigned, regardless of the amount of services provided to the patient or the length of the patient's hospital stay. The amount of reimbursement assigned to each diagnosis-related or case mix group is established prospectively by the Centers for Medicare and Medicaid Services, an agency of the U.S. Department of Health and Human Services.

     For certain Medicare beneficiaries who have unusually costly hospital stays, the Centers for Medicare and Medicaid Services will provide additional payments above those specified for the diagnosis-related or case-mix group. Under a prospective payment system, a hospital may keep the difference between its diagnosis-related or case mix group payment and its operating costs incurred in furnishing inpatient services, but is at risk for any operating costs that exceed the applicable diagnosis-related or case-mix group payment rate. As a result, hospitals have an incentive to discharge Medicare patients as soon as it is clinically appropriate.

     Prior to the implementation of the Balanced Budget Act of 1997, acute rehabilitation units, skilled nursing units and hospital-based outpatient therapy programs were generally exempt from the above-described prospective payment system and were paid instead on the basis of their direct and indirect costs under a "cost-based" reimbursement system.

     Beginning January 1, 2002, the Medicare program began phasing in a prospective payment system for eligible inpatient rehabilitation hospitals and rehabilitation units in hospitals, collectively referred to as "inpatient rehabilitation facilities." Inpatient rehabilitation facilities may transition into the new payment system over a one-year period, during which payments would be based on a blend of rates paid under the old and the new payment systems or inpatient rehabilitation facilities may elect to go directly to the new prospective payment system rates.

     The prospective payment system for inpatient rehabilitation facilities is similar to the diagnosis-related group payment system used for acute-care hospital services but uses a case mix group rather than a diagnosis-related group. Each patient is assigned to a case mix group based on clinical characteristics and expected resource needs as a result of information reported on a "patient assessment instrument" which is completed upon patient admission and discharge. Under the new prospective payment system, a hospital may keep the difference between its case mix group payment and its operating costs incurred in furnishing patient services, but is at risk for operating costs that exceed the applicable case mix group payment.

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

     The Balanced Budget Act of 1997 also mandated the phase-in of a prospective payment system for skilled nursing facilities and units based on resource utilization group classifications. This was targeted to reduce government spending on skilled nursing services. All of the skilled nursing units to which we provide management services are now fully phased in under the resource utilization group system for skilled nursing facilities.

     The Balanced Budget Act of 1997 also affected Medicare reimbursement for non hospital-based outpatient rehabilitation services. Since 1999, reimbursement for such services is currently based on the lesser of the provider's actual charge for such services or the applicable Medicare physician fee schedule amount established by the Centers for Medicare and Medicaid Services. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a skilled nursing facility, a physician's office, or the office of a therapist in private practice. Under current law, an outpatient therapy program that is not designated as being hospital provider-based is subject to annual limits on payment for therapy services. These limits have, however, been suspended through June 30, 2003.

     Provider-Based Rules. The Centers for Medicare and Medicaid Services recently promulgated new rules regarding the provider-based status of certain facilities and organizations furnishing healthcare services to Medicare beneficiaries. Designation as a provider-based facility or organization can, in some cases, result in greater reimbursement from the Medicare program than would otherwise be the case. Under the new rules, a designation as provider-based also mandates compliance with a specific set of billing and patient notification requirements and emergency medical treatment regulations. Any program, facility or organization having provider-based status on October 1, 2000, will be considered provider-based until the hospital's first cost reporting period beginning on or after July 1, 2003. At that time, all programs, facilities and organizations, previously established and new, must submit self-attestation stating that the provider based criteria and obligations are met. The Centers for Medicare and Medicaid Services have clarified that the provider-based rules do not apply to skilled nursing facilities and inpatient rehabilitation facilities.

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

     o    the security of protected health information in electronic form;

     o    the transmission and authentication of electronic signatures; and

     o    the privacy of individually identifiable health information.

     Final rules setting forth standards for electronic transactions and code sets were published on August 17, 2000, for the privacy of individually identifiable health information on December 28, 2000, and for the security of protected health information in electronic form on February 20, 2003, all of which apply to health plans, healthcare clearinghouses and healthcare providers who transmit any healthcare information in electronic form in connection with certain administrative and billing transactions. The compliance deadline for the electronic transaction and code set standards is October 16, 2003 if a compliance plan was filed with the Secretary of the Department of Health and Human Services by October 16, 2002; if no plan was filed, the compliance date was October 16, 2002. Compliance with the final rules concerning the privacy of individually protected healthcare information is required by April 14, 2003. Compliance with the final rules concerning the security of protected healthcare information in electronic form is April 21, 2005. Proposed rules that include standards for unique health identifiers for employers and healthcare providers, as well as standards related to the security of individual healthcare information and the use of electronic signatures have been published.

     We have reviewed the final rules and through the efforts of our company-based task force have taken steps to institute new policies and procedures to meet this regulation at various locations in our company. Included in these changes has been the implementation of a company-wide training effort for all employees on how the regulations apply to their job role. We serve predominantly as a business associate and have been diligent in our pursuit of business associate agreements with all of our clients.

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

     The anti-kickback statute is extremely broad and potentially covers many standard business arrangements. Violations can lead to significant criminal and civil penalties, including fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment, or exclusion from participation in Medicare, Medicaid, and other government healthcare programs. The Office of the Inspector General of the Department of Health and Human Services has published regulations that identify a limited number of specific business practices that fall within safe harbors guaranteed not to violate the anti-kickback statute. While many of our business relationships fall outside of the published safe harbors, conformity with the safe harbors is not mandatory and failure to meet all of the requirements of an applicable safe harbor does not by itself make conduct illegal.

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

     Anti-Referral Laws. The federal Stark law generally provides that, if a physician or a member of a physician's immediate family has a financial relationship with a healthcare entity, the physician may not make referrals to that entity for the furnishing of designated healthcare services covered under Medicare, Medicaid, or other government healthcare programs, unless one of several specific exceptions applies. For purposes of the Stark law, a financial relationship with a healthcare entity includes an ownership or investment interest in that entity or a compensation relationship with that entity. Designated healthcare services include physical and occupational therapy services, durable medical equipment, home health services, and inpatient and outpatient hospital services. The first phase of the final regulations of the Centers for Medicare and Medicaid Services interpreting the Stark laws became effective on January 4, 2002. We have policies in place to set standards so employees do not make errors in violations of the Stark law.

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

     Corporate Compliance Program. In recognition of the importance of achieving and maintaining regulatory compliance, we have a corporate compliance program that establishes general standards of conduct and procedures that promote compliance with business ethics, regulations, law and accreditation standards. We have compliance standards and procedures to be followed by our employees that are reasonably capable of reducing the prospect of criminal conduct, and have designed systems for the reporting and auditing of potentially criminal acts.

     A key element of our compliance program is ongoing communication and training of employees so that it becomes a part of our day-to-day business operations. A compliance committee consisting of three independent members of our board of directors has been established to oversee implementation and ongoing operations of our compliance program, to enforce our compliance program through appropriate disciplinary mechanisms and to ensure that all reasonable steps are taken to respond to an offense and to prevent further similar offenses. We are not aware of the existence of any current activities on the part of any of our employees that would not be materially in compliance with our compliance program.

Competition

     Our healthcare staffing services business competes in national, regional and local markets with full-service staffing companies and with specialized staffing agencies. We believe our strategic advantages in this line of business include our ability to match qualified employees to specific job requirements, our ability to provide qualified employees in a timely manner, the pricing of our services, our monitoring of the job performance of our employees and the diversity of our staffing solutions.

     Our program management services business competes with companies that may offer one or more of the same services and with hospitals and skilled nursing facilities that do not choose to outsource their acute rehabilitation and skilled nursing units, outpatient therapy programs and contract therapy programs. The fundamental challenge in this line of business is convincing our potential clients, primarily hospitals and skilled nursing facilities, that we can provide rehabilitation services more efficiently than they can themselves. The inpatient units and outpatient programs that we manage are in highly competitive markets and compete for patients with other hospitals and skilled nursing facilities. Among our principal competitive advantages are our reputation for quality, cost effectiveness, a proprietary outcomes management system, innovation and price and the location of our programs within hospitals.

     We rely significantly on our ability to attract, develop and retain nurses, therapists and other healthcare personnel who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare staffing clients, as well as our own needs in our therapy program management services business. We compete for healthcare staffing personnel, including nurses and therapists, with other healthcare companies, as well as actual and potential clients, some of whom seek to fill positions with either regular or temporary employees.

Employees

     As of December 31, 2002, we had approximately 5,400 employees in our program management services business and approximately 8,000 additional travel and supplemental staff employed on a regular or periodic basis by our healthcare staffing services business. The physicians who are the medical directors of our acute rehabilitation units are independent contractors and not our employees. None of our employees are subject to a collective bargaining agreement.

Non-Audit Services Performed by Independent Accountants

     Pursuant to Section  10A(i)(2) of the  Securities  Exchange Act of 1934 and
Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our audit committee to be performed by KPMG LLP, our independent auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the period covered by this Form 10-K, our audit committee pre-approved non-audit services related to tax compliance.

Web Site Access to Reports

     Our Form 10-K, Form 10-Qs, definitive proxy statements, Form 8-Ks, and any amendments to those reports are made available free of charge on our web site at www.rehabcare.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     We currently lease 71,000 square feet of executive office space in Clayton, Missouri under a lease that expires in the year 2012, assuming all options to renew are exercised. In addition to the monthly rental cost, we are also responsible for specified increases in operating costs. In addition, our subsidiaries lease 10,000 square feet in Salt Lake City, Utah under a lease that expires in 2011, 26,000 square feet of executive office space in Andover, Massachusetts under a lease that expires in 2007, 6,000 square feet of executive office space in Clearwater, Florida under a lease that expires in 2007 and 10,000 square feet of executive office space in Phoenix, Arizona under a lease that expires in 2003, each assuming all options to renew are exercised. We also lease 77 store-front locations that serve as the branch locations for the supplemental staffing operations of our StarMed Staffing Group.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in various claims and legal actions in the ordinary course of business. These matters include, without limitation, professional liability, employee-related and stockholder-related matters, commercial disputes and inquiries and investigations by governmental agencies related to reimbursement and other issues involving our clients.

     In November 2002, the United States Department of Labor approved the results of our self-audit of the wage and hour practices within our StarMed Staffing Group during the period from January 1, 1998 through December 31, 2001. This approval provided the basis for fully settling a federal action filed against us by the Department of Labor in October 2001. Under the terms of the final settlement, we computed and paid back wages in the aggregate amount of $2.85 million to those temporary employees of our healthcare staffing services business who were not properly compensated for overtime during the period. The settlement had no adverse impact on our income for 2002 because we had accrued the cost of the back wages identified through the self-audit in the fourth quarter of 2001, including the computed payments to employees and the related employment taxes and assessments payable by us.

     In May 2002, we were named as a defendant in a suit filed in the United States District Court for the Eastern District of Missouri alleging violations of the federal securities laws and seeking to certify the suit as a class action. Certain current and former officers of the Company are also defendants in the suit and are being jointly defended with us. The court has appointed a lead plaintiff and lead counsel for the action. The proposed class consists of persons that purchased shares of our common stock between August 10, 2000 and January 21, 2002. The plaintiffs filed an amended complaint in December 2002 which focuses primarily on alleged weaknesses in the software system selected by our StarMed Staffing Group and the purported negative effects of such systems on the healthcare staffing services business operations. Our director and officer liability insurance carrier has preliminarily accepted coverage of the action, including the payment of defense costs after the satisfaction of our deductible. We have recently filed a motion to dismiss with the court. No discovery has been commenced in the case pending the court's ruling on the motion to dismiss.

     In August 2002, each of our directors was named as a defendant and we were named as the nominal defendant in a derivative suit filed in the Circuit Court of St. Louis County, Missouri. The complaint, which is based upon substantially the same facts as are alleged in the federal securities class action, was filed on behalf of the derivative plaintiff by a law firm that had earlier filed suit against us in the federal case. We filed a motion to dismiss based primarily on the derivative plaintiff's failure to make a pre-suit demand on the board. Alternatively, we filed a motion to stay the derivative suit until the final resolution of the federal securities law class action. The federal court hearing the securities law class action recently stayed discovery in the derivative proceeding until discovery commences in the class action.

     In February 2003, we were named as a co-defendant in a complaint filed in the United States District Court for the Northern District of Illinois seeking investment banking fees under a retainer agreement executed by Maurice Echales in February 1997 on behalf of eai Healthcare Staffing Solutions ("eai"), a company that we acquired in December 1999. Mr. Echales, the former owner of eai, has also been named as a defendant in this suit. The complaint asserts fees in connection with three separate financing transactions and two acquisition transactions which we understand were consummated by eai prior to its acquisition by us. We are a party to the suit in our position as successor to eai. At the time of the acquisition, we had identified potential fees under this retainer agreement as a possible contingent liability of eai and we negotiated indemnification from Mr. Echales and his spouse in the stock purchase agreement for any fees and costs, including attorneys' fees and expenses, arising from such retainer agreement. We have given notice to Mr. and Mrs. Echales of our demand for indemnification in this suit. We have received no definitive response from Mr. or Mrs. Echales with respect to our indemnification demand, but we expect to assert cross-claims against Mr. Echales and to join Mrs. Echales in this suit if Mr. and Mrs. Echales fail to voluntarily perform on their indemnification obligations to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     Information concerning our Common Stock is included under the heading "Stock Data" in our Annual Report to Stockholders for the year ended December 31, 2002 and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Our Six-Year Financial Summary is included in our Annual Report to Stockholders for the year ended December 31, 2002 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We provide healthcare staffing services and program management services for hospitals and skilled nursing facilities. We derive our revenue from two business segments: healthcare staffing and program management services. Our program management services segment includes inpatient programs (including acute rehabilitation and skilled nursing units), outpatient therapy programs and contract therapy programs. Summarized information about our revenues and earnings from operations in each segment is provided below.

                                                Year Ended December 31,
                                             ----------------------------
                                             2002        2001        2000
                                             ----        ----        ----
                                                   (in thousands)
Revenues from Unaffiliated Customers:
   Healthcare staffing..................   $277,543    $304,574    $260,100
   Program management:
     Inpatient..........................    130,743     123,276     119,963
     Outpatient.........................     49,003      49,754      42,332
     Contract therapy...................    105,276      64,661      29,979
                                           --------    --------    --------
     Program management total...........    285,022     237,691     192,274
                                           --------    --------    --------
      Total.............................   $562,565    $542,265    $452,374
                                           ========    ========    ========

Operating Earnings (Loss): (1)
   Healthcare staffing..................   $ (1,683)   $  1,496    $ 12,298
   Program management:
     Inpatient..........................     28,941      28,606      28,350
     Outpatient.........................      3,315       3,895       4,372
     Contract therapy...................      9,124       2,970        (831)
                                           --------    --------    --------
     Program management total...........     41,380      35,471      31,891
                                           --------    --------    --------
      Total.............................   $ 39,697    $ 36,967    $ 44,189
                                           ========    ========    ========

   (1) Operating earnings for 2000 and 2001 have been adjusted to reflect the corporate expense allocation methodology utilized in 2002.

Revenues

     We derive substantially all of our revenues from fees paid directly by healthcare providers rather than through payment or reimbursement by government or other third-party payers. Our inpatient and outpatient therapy programs are typically provided through agreements with hospital clients with three to five-year terms. Our contract therapy and temporary healthcare staffing services are typically provided under interim or short-term agreements with hospitals and skilled nursing facilities.

     Our healthcare staffing revenues and earnings are impacted by changes in the level of occupancy at hospitals where we provide our staffing services and fluctuation in our clients staffing levels. These historical trends have shown an increase in the demand for our services in the first and fourth quarters of each year as hospitals generally experience an increase in the number of patients in the first quarter and experience increased vacation utilization of their staff during the fourth quarter. Hospitals generally experience a more stable work force during the second and third quarters, resulting in a decrease in the demand for our services and a decrease in our revenues and earnings for our healthcare staffing services business.

     Extended economic uncertainty may result in reduced supply of healthcare professionals to the temporary staffing industry. Full-time, permanent employment may currently be preferred by nurses and other healthcare professionals as a means of ensuring family income during challenging economic times. Some hospitals are also offering greater financial and workplace incentives to recruit or retain permanent employees, thus reducing the hospital's demand for temporary staffing services. It is not clear whether the duration of economic pressures or the sustainability of workplace incentives will be sufficient to overcome the larger, long-term trend of healthcare labor shortages. We believe that staffing services providers will continue to play an increasingly important role over the long-term in helping hospitals successfully manage variable labor. We believe that the economic uncertainty will improve over time and that the historical trends described above have shown these initiatives are unlikely to overcome the long-term trend of a widening gap between required staffing levels and available staff.

     As a provider of healthcare staffing and program management services, our revenues and growth are affected by trends and developments in healthcare spending. Over the last three years, our revenues and earnings from our program management services have been negatively impacted by an aggregate decline in average billable lengths of stay. The decline in average billable lengths of stay reflects the continued trend of reduced rehabilitation lengths of stay. Going forward, we have minimized our exposure to revenue decreases as a result of decreased lengths of stay through restructuring our contracting philosophy to align our incentives with the hospitals' incentives.

     Material changes in the rates or methods of government reimbursements to our clients for services rendered in the programs that we manage could give our clients the right to renegotiate their existing contracts with us to include terms that are less favorable to us. For example, outpatient therapy programs receive payment from the Medicare program under a fee schedule. Under current law, an outpatient therapy program that is not designated as being provider-based is subject to an annual limit on payments for therapy services provided to Medicare beneficiaries; however, these limits have been suspended through June 30, 2003. See discussion under "Item 1. Business -- Government Regulation -- Provider-Based Rules." The Secretary of the U.S. Department of Health and Human Services is required to review reimbursement claims for outpatient therapy services while the moratorium is in effect and to make a proposal to Congress to revise the payment system for outpatient therapy services. Any changes adopted by Congress, which could include reduced annual limits or a new payment system, could have an adverse effect on the outpatient therapy program business.

     In addition, changes in the rates or methods of government reimbursements could negatively impact the benefits that we are able to provide to our clients. We believe the recently released rates and other reimbursement regulations with respect to the implementation of a prospective payment system for acute rehabilitation services will be favorable for the majority of our clients. We are unable to predict with certainty the impact of any future changes, and we may experience a decline in our revenue and earnings as a result of any future changes to the prospective payment system or from any other changes in the rates or methods of government reimbursements.

Results of Operations

     The following table sets forth the percentage that selected items in the consolidated statements of earnings bear to operating revenues for the years ended December 31, 2002, 2001 and 2000:

                                           Year Ended December 31,
                                        ----------------------------
                                        2002        2001        2000
                                        ----        ----        ----
Operating revenues..................   100.0%      100.0%      100.0%
Cost and expenses:
   Operating .......................    73.4        72.8        71.0
   General and administrative.......    18.0        18.6        17.7
   Depreciation and amortization....     1.5         1.8         1.5
                                        ----        ----        ----
Operating earnings..................     7.1         6.8         9.8
Other expense, net..................     (.1)        (.4)       (1.2)
                                        ----        ----        ----
Earnings before income taxes........     7.0         6.4         8.6
Income taxes........................     2.7         2.5         3.4
                                        ----        ----        ----
Net earnings........................     4.3%        3.9%        5.2%
                                        ====        ====        ====

Twelve Months Ended December 31, 2002 Compared to Twelve Months
Ended December 31, 2001

     Revenues

     Operating revenues in 2002 increased by $20.3 million, or 3.7%, to $562.6 million as compared to $542.3 million in operating revenues in 2001. Revenue increases in inpatient, contract therapy and travel staffing were offset by revenue declines in supplemental staffing and outpatient.

     Staffing revenue decreased by $27.1 million, or 8.9% from $304.6 million in 2001 to $277.5 million in 2002, reflecting a 22.0% decrease in weeks worked from 233,898 in 2001 to 182,552 in 2002, offset by a 16.7% increase in average revenue per week worked from $1,302 in 2001 to $1,520 in 2002. Supplemental staffing revenues decreased 23.7% from $225.6 million in 2001 to $172.1 million in 2002, reflecting a 31.8% decrease in weeks worked from 188,368 in 2001 to 128,396 in 2002. The decrease in supplemental staffing weeks worked was primarily a result of the continued management transition and systems implementation and training initiated during the fourth quarter of 2001, a softening in demand as a result of client's efforts to reduce utilization of agency staff and the impact of the economy on non-skilled labor availability. The decrease in supplemental weeks worked was partially offset by an 11.9% increase in average revenue per week worked from $1,198 in 2001 to $1,340 in 2002 as a result of placing more highly credentialed staff such as registered nurses and licensed practical nurses as compared to certified nurse assistants, as well as increased bill rates. Travel staffing revenues increased 33.6% from $78.9 million in 2001 to $105.5 million in 2002, reflecting an 18.9% increase in weeks worked to 54,156 and a 12.3% increase in average revenue per week worked to $1,948.

     Inpatient program revenue increased by 6.1% from $123.3 million in 2001 to $130.7 million in 2002. The increase in revenue was primarily a result of a 7.4% increase in revenue per patient day, offset by a 1.3% decrease in patient days from 746,583 to 737,017. The decrease in patient days was a result of a 1.9% decrease in the average number of programs to 134.6 and a 3.6% decrease in average length of stay to 13.3 days, offset by a 4.2% increase in average admissions per program to 410.7. The increase in revenue per patient day is primarily due to renegotiation of contracts to operate under a payment per discharge methodology under the prospective payment environment. The average length of stay decrease is also attributable to the prospective payment environment which encourages the discharge of a patient as soon as it is clinically appropriate.

     Outpatient revenue decreased by 1.5% from $49.8 million in 2001 to $49.0 million in 2002, reflecting an 11.1% decrease in the average number of outpatient programs managed from 61.5 in 2001 to 54.7 in 2002, partially offset by a 10.7 % increase in revenue per program as a result of closing smaller, less profitable locations. The increase in revenue per program is attributable to a 3.1% increase in units of service per program to 68,519 and increased bill rates.

     Contract therapy revenue increased by 62.8% from $64.7 million in 2001 to $105.3 million in 2002, which resulted primarily from a 51.4% increase in the average number of contract therapy locations managed from 249.8 to 378.1 and a 7.5% increase in revenue per location from $258,902 to $278,427. The increase in revenue per location is primarily the result of same store growth and a continued focus on opening larger locations.

     Operating Earnings

     Consolidated operating earnings increased by 7.4% from $37.0 million in 2001 to $39.7 million in 2002. Operating expenses as a percentage of revenues increased from 72.8% in 2001 to 73.4% in 2002, primarily reflecting the continued migration of the skill mix in our staffing division to more highly credentialed professionals and increased labor costs as a percentage of revenues in all divisions. General and administrative expenses as a percentage of revenues decreased from 18.6% in 2001 to 18.0% in 2002. Excluding $3.9 million in general and administrative expenses associated with the 2001 non-recurring charge, general and administrative expenses as a percentage of revenue would have increased from 17.9% in 2001 to 18.0% in 2002. Depreciation and amortization expense as a percentage of revenue decreased from 1.8% in 2001 to 1.5% in 2002 reflecting the elimination of goodwill amortization as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. See note 5 to consolidated financial statements for additional information on goodwill and identified intangible assets. The following discussion by division includes the effect of adjusting 2001 operating earnings to reflect the current overhead allocation methodology utilized in 2002.

     Operating earnings in the staffing group decreased by $3.2 million from $1.5 million in 2001 to a $1.7 million loss in 2002, primarily as a result of decreased revenues in our supplemental staffing division. Gross profit margin in the staffing group decreased from 23.7% in 2001 to 22.8% due to a lower gross profit margin in our supplemental staffing division. Supplemental staffing gross profit margin decreased from 26.6% in 2001 to 23.5% in 2002 due to the continued migration of the skill mix to more highly credentialed professionals that deliver greater profitability but less margin. Travel staffing gross profit margin increased from 21.4% in 2001 to 21.7% in 2002, primarily reflecting a favorable pricing environment combined with a decrease in housing expense as a percentage of revenue. General and administrative expenses as a percent of staffing revenue increased from 21.1% in 2001 to 22.0% in 2002, primarily due to lower revenues in our supplemental staffing division. Depreciation and amortization expense as a percentage of staffing revenue decreased from 1.1% in 2001 to 0.7% in 2002, reflecting the elimination of goodwill amortization expense related to Statement No. 142.

     Inpatient operating earnings increased by 1.2% from $28.6 million in 2001 to $28.9 million in 2002, primarily resulting from a 6.1% increase in revenues and a decrease in general and administrative expenses as a percent of revenue from 11.9% to 11.6%, partially offset by a decrease in contribution margin from 38.3% to 37.7%. The decrease in contribution margin was primarily the result of higher labor costs as a percentage of revenues. Depreciation and amortization as a percentage of revenues increased from 3.0% to 3.5% as depreciation on increased capital expenditures more that offset the elimination of goodwill amortization expense related to Statement No. 142.

     Outpatient operating earnings decreased 14.9% from $3.9 million in 2001 to $3.3 million in 2002, primarily resulting from an 11.1% decrease in the average number of programs from 61.5 to 54.7 and a decrease in contribution margin from 27.8% to 25.7% as a result of higher labor costs as a percentage of revenues. General and administrative expenses as a percentage of revenues increased from 16.7% in 2001 to 16.9% in 2002. Depreciation and amortization expense as a percentage of revenue decreased from 3.1% in 2001 to 1.6% in 2002, reflecting the elimination of goodwill amortization expense related to the adoption of Statement No. 142.

     Contract therapy operating earnings increased 207.2% from $3.0 million in 2001 to $9.1 million in 2002, primarily as a result of a 62.8% increase in operating revenues, partially offset by a decrease in contribution margin from 29.3% in 2001 to 27.3% in 2002 due to higher salary-related expenses. General and administrative expenses as a percentage of revenues decreased from 21.2% in 2001 to 16.1% in 2002, primarily due to increased revenues. Depreciation and amortization expense as a percentage of revenues decreased from 1.7% in 2001 to 1.0% in 2002, reflecting the elimination of goodwill amortization expense related to the adoption of Statement No. 142.

Non-operating Items

     Interest income decreased by 17.1% from $0.4 million in 2001 to $0.3 million in 2002, primarily due to decreased average cash balances as a result of the stock repurchase and lower interest rates.

     Interest expense decreased by $1.2 million from $1.9 million in 2001 to $0.7 million in 2002, due to the repayment of the line of credit in 2001 from cash generated from the March 2001 publicly underwritten equity offering and the repayment of all subordinated debt during the fourth quarter of 2001.

     Earnings before income taxes increased by 12.6% from $35.0 million in 2001 to $39.3 million in 2002. Excluding $9.0 million of non-recurring charges and a $0.5 million write-down of investment in 2001, earnings before income taxes for 2001 were $44.4 million. The provision for income taxes in 2002 was $15.0 million compared to $13.9 million in 2001, reflecting effective income tax rates of 38.0% and 39.8%, respectively. Net earnings increased by $3.4 million, or 16.0%, from $21.0 million in 2001 to $24.4 million in 2002. Net earnings in 2001 excluding non-recurring charges and a write-down of investment were $26.7 million. Diluted net earnings per share increased by 19.0% from $1.16 in 2001 to $1.38 in 2002 on a 2.4% decrease in weighted-average shares outstanding. The decrease in the weighted-average shares outstanding was attributable primarily to the repurchase by RehabCare of 1.7 million shares of common stock during the third quarter 2002, offset by the effect of issuing 1.5 million shares in the March 2001 publicly underwritten equity offering, and a decrease in the dilutive effect of stock options resulting from a lower average stock price.

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

     Operating Earnings

     Consolidated operating earnings decreased by 16.3% from $44.2 million in 2000 to $37.0 million in 2001, due primarily to $9.0 million of non-recurring charges related to our staffing division recorded in the fourth quarter of 2001. These non-recurring charges consisted of approximately $6.0 million in costs associated with correcting overtime payments for the period January 1, 1998 to December 31, 2001 and $3.0 million related to severance and technology costs associated with the reorganization of certain functions and processes. Of the $9.0 million non-recurring charges, $5.1 million was recorded as an operating expense, while the remaining $3.9 million represents general and administrative expenses. Excluding these non-recurring charges, operating earnings increased 4.0% to $45.9 million. Depreciation and amortization as a percentage of revenues increased from 1.5% in 2000 to 1.8% in 2001 as a result of the change in goodwill amortization from 40 years to 25 years on certain regional acquisitions plus depreciation expense recorded on $10.6 million of capital expenditures in 2001. The additional amortization expense recorded as a result of the change in goodwill amortization lives was approximately $0.7 million pre-tax. The following discussion by division includes the effect of adjusting operating earnings to reflect the current overhead allocation methodology utilized in 2002.

     Operating earnings in the staffing group decreased by $10.8 million from $12.3 million in 2000 to $1.5 million in 2001, including the aforementioned $9.0 million of non-recurring charges. Excluding the non-recurring charges, operating earnings decreased by $1.8 million to $10.5 million in 2001, reflecting significant expenses associated with systems training and a move toward consolidation of the division's branch administrative functions. As a result, general and administrative expenses, excluding the non-recurring charges, as a percentage of revenues increased by 0.6%. Operating costs excluding the non-recurring charges increased by 0.7% in 2001 due to increased salary-related costs. Depreciation and amortization expense as a percentage of revenue was comparable for the two periods compared.

     Inpatient operating earnings increased 1.0% from $28.4 million in 2000 to $28.6 million in 2001, reflecting a 3.3% increase in billable patient days, a 0.1% increase in gross margin and a 0.3% reduction in general and administrative costs as a percentage of revenue. Depreciation and amortization as a percentage of revenues increased from 2.4% in 2000 to 3.0% in 2001, reflecting current year depreciation expense on capital expenditures.

     Outpatient operating earnings decreased 10.9% from $4.4 million in 2000 to $3.9 million in 2001 reflecting a 0.7% decrease in gross margin as a result of increased labor expenses and an increase in general and administrative expenses as a percentage of revenues from 15.8% in 2000 to 16.7% in 2001. Depreciation and amortization expense as a percentage of revenues increased from 1.9% in 2000 to 3.1% in 2001, reflecting additional amortization expense associated with the September 15, 2000 acquisition of DiversiCare, plus additional amortization expense recorded in the current year as a result of the change in amortization lives on certain prior acquisitions and current year depreciation expense recorded on capital expenditures.

     Contract therapy operating earnings increased $3.8 million from a $0.8 million loss in 2000 to $3.0 million in 2001, reflecting a 115.7% increase in operating revenues, offset by a slight decrease in gross margin as a result of increased labor costs. General and administrative expenses as a percentage of revenues decreased from 29.1% to 21.2%, primarily as a result of increased revenues. Depreciation and amortization expense as a percentage of revenues increased from 1.3% in 2000 to 1.7% in 2001, reflecting an additional $0.3 million of amortization expense associated with the change in amortization lives on certain prior acquisitions, plus current year depreciation expense recorded on capital expenditures.

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

     Other expense in 2001 primarily reflected a $0.5 million write-down of an investment.

     Earnings before income taxes, including the non-recurring charges and write-down of an investment, decreased by $4.1 million, or 10.6% from $39.1 million in 2000 to $35.0 million in 2001. The provision for income taxes in 2001 was $13.9 million compared to $15.6 million in 2000, reflecting effective income tax rates of 39.8% for each period. Net earnings, including the non-recurring charges and write-down of an investment, decreased by $2.5 million, or 10.6%, to $21.0 million from $23.5 million in 2000. Diluted earnings per share including the non-recurring charges and write-down, decreased by 20.0% from $1.45 in 2000 to $1.16 in 2001 on an 11.1% increase in the weighted-average shares outstanding. The increase in weighted-average shares outstanding is attributable primarily to the March 2001 publicly underwritten equity offering, and stock option grants and exercises.

     Diluted earnings per share, excluding the $9.0 million in non-recurring charges and the $0.5 million write-down of an investment, increased 2.1% from $1.45 in 2000 to $1.48 in 2001.

Liquidity and Capital Resources

     As of December 31, 2002, we had $9.6 million in cash and current marketable securities and a current ratio, the amount of current assets divided by current liabilities, of 2.8 to 1. Working capital decreased by $9.7 million to $67.8 million as of December 31, 2002, compared to $77.5 million as of December 31, 2001. The decrease in working capital is primarily due to the repurchase of 1.7 million shares of common stock in the third quarter 2002 at a cost of $36.9 million, partially offset by working capital generated from operations.

     Net accounts receivable were $87.2 million at December 31, 2002, compared to $91.4 million at December 31, 2001. The number of days average net revenue in net receivables was 57.7 and 63.8 at December 31, 2002 and 2001, respectively.

     Our operating cash flows constitute our primary source of liquidity and historically have been sufficient to fund our working capital, capital expenditures, internal business expansion and debt service requirements. We expect to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. We have a $125.0 million revolving line of credit with no balance outstanding as of December 31, 2002. During 2001, we retired all outstanding balances on debt obligations, primarily from the net proceeds of the sale of 1,455,000 shares of common stock in a March 2001 equity sale of common stock and cash generated from operations. The Company also has a $1.5 million letter of credit and a $3.1 million promissory note issued to our worker's compensation carrier as collateral for reimbursement of claims. This letter of credit reduces the amount the Company may borrow under the line of credit. The promissory note would become payable only upon an event of default as described in the security agreement with the worker's compensation carrier.

     In connection with the development and implementation of additional programs, we may incur capital expenditures for equipment and deferred costs arising from advances made to hospitals for a portion of capital improvements needed to begin a program's operation.

Inflation

     Although inflation has abated during the last several years, the rate of inflation in healthcare related services continued to exceed the rate experienced by the economy as a whole. Our management contracts typically provide for an annual increase in the fees paid to us by our clients based on increases in various inflation indices.

Effect of Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not expect this statement to have a material impact on its consolidated financial position or results of operations.

     In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the provisions of Statement No. 4 "Reporting Gains and Losses from Extinguishment of Debt", which required classification of gain or loss on extinguishment of debt as an extraordinary item of income, net of related income tax effect. Statement No. 145 states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." Statement No. 145 is effective for fiscal periods beginning after May 15, 2002, although early adoption is permitted. Management does not expect this statement to have a material impact on its consolidated financial position or results of operations.

     In June 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. We implemented Statement No. 146 on January 1, 2003. Management does not expect that this statement will have an impact on its consolidated financial position or results of operations.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the methods used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. See note 7 "Stockholders Equity" in the accompanying consolidated financial statements for the required disclosures of Statement No. 148 at December 31, 2002.

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

     Allowance for Doubtful Accounts. We make estimates of the uncollectability of our accounts receivable balances. We determine an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts, historical experience and the aging of the accounts receivable. We specifically analyze customers with historical poor payment history and customer credit worthiness when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance as of December 31, 2002 was $87.2 million, net of allowance for doubtful accounts of $5.2 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We continually evaluate the adequacy of our allowance for doubtful accounts.

     Goodwill and Other Intangibles. The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. Prior to January 1, 2002, goodwill relating to acquisitions was amortized on a straight-line basis over its estimated useful life. The amortization periods differed depending on whether the acquired entity was national in scope or a regional provider. Goodwill related to the acquisition of a national provider was amortized over 40 years, while goodwill related to a regional provider was amortized over 25 years.

     On January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards ("Statement") No. 142 "Goodwill and Other Intangible Assets." Under Statement No. 142, goodwill and intangible assets with indefinite lives are no longer amortized and must be reviewed at least annually for impairment. If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss would be recognized in the statement of earnings in an amount equal to the excess carrying value. There were no such impairments of goodwill and identified intangible assets during the periods presented. If an impairment loss should occur in the future, it could have an adverse impact on our results of operations.

     Health, Workers Compensation, and Professional Liability Insurance Accrual. We maintain an accrual for our health, workers compensation and professional liability insurances that are partially self-insured and are classified in accrued salaries and wages (health insurance) and accrued expenses (workers compensation and professional liability) in our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on actuarial computations and industry experience and trends. If such information indicates that our accruals are overstated or understated, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate.

     We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Our hospitals and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, if we become aware of such claims against us, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our borrowing capacity consists of a line of credit with interest rates that fluctuate based upon market indexes. As of December 31, 2002, we did not have any outstanding borrowings under this line of credit. As such, risk relating to interest fluctuation is considered minimal.

ITEM 8A. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report                                      33

Consolidated Balance Sheets as of  December 31, 2002 and 2001     34

Consolidated Statements of Earnings for the years
      ended December 31, 2002, 2001 and 2000                      35

Consolidated Statements of Stockholders' Equity for the years
      ended December 31, 2002, 2001 and 2000                      36

Consolidated Statements of Cash Flows for the years
      ended December 31, 2002, 2001 and 2000                      37

Consolidated Statements of Comprehensive Earnings for the years
      ended December 31, 2002, 2001 and 2000                      38

Notes to the Consolidated Financial Statements                    39

                          Independent Auditors' Report


The Board of Directors
RehabCare Group, Inc.:

     We have audited the accompanying consolidated balance sheets of RehabCare Group, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity, cash flows and comprehensive earnings for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RehabCare Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 5 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

/s/ KPMG LLP


St. Louis, Missouri
February 1, 2003

                              REHABCARE GROUP, INC.
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                                                              December 31,
                                                            ----------------
                                                            2002        2001
                                                            ----        ----
                                Assets
                                ------
Current assets:
    Cash and cash equivalents                            $  9,580    $ 18,534
    Marketable securities, available-for-sale                   4       1,025
    Accounts receivable, net of allowance for doubtful
       accounts of $5,181 and $5,902 respectively          87,221      91,634
    Income taxes receivable                                 2,497       2,055
    Deferred tax assets                                     2,529       7,658
    Other current assets                                    3,625       2,140
                                                          -------     -------
       Total current assets                               105,456     123,046
Marketable securities, trading                              4,252       2,870
Equipment and leasehold improvements, net                  19,844      18,373
Goodwill, net                                             101,685     101,685
Other                                                       4,293       4,687
                                                          -------     -------
       Total assets                                      $235,530    $250,661
                                                         ========    ========

                 Liabilities and Stockholders' Equity
                 ------------------------------------
Current liabilities:
    Accounts payable                                     $  1,959    $  3,567
    Accrued salaries and wages                             28,579      27,141
    Accrued expenses                                        7,072      14,814
                                                           ------      ------
       Total current liabilities                           37,610      45,522
Deferred compensation                                       4,266       3,043
Deferred tax liabilities                                    5,040       3,060
                                                           ------      ------
       Total liabilities                                   46,916      51,625
                                                           ------      ------

Stockholders' equity:
    Preferred stock, $.10 par value; authorized
       10,000,000 shares, none issued and outstanding          --          --
    Common stock, $.01 par value; authorized
       60,000,000 shares, issued 19,846,416 shares
       and 19,631,789 shares as of December 31,
       2002 and 2001, respectively                            198         196
    Additional paid-in capital                            111,671     109,522
    Retained earnings                                     131,452     107,057
    Less common stock held in treasury at cost,
       4,002,898 shares and 2,302,898 shares as of
       December 31, 2002 and 2001, respectively           (54,704)    (17,757)
    Accumulated other comprehensive earnings                   (3)         18
                                                           -------    -------
       Total stockholders' equity                          188,614    199,036
                                                           -------    -------
                                                          $235,530   $250,661
                                                          ========   ========

See accompanying notes to consolidated financial statements.

                              REHABCARE GROUP, INC.
                       Consolidated Statements of Earnings
                      (in thousands, except per share data)

                                                    Year Ended December 31,
                                                  2002        2001        2000
                                                  ----        ----        ----
Operating revenues                             $562,565    $542,265    $452,374
Costs and expenses:
    Operating                                   413,081     394,651     321,192
    General and administrative                  101,453     101,085      80,120
    Depreciation and amortization                 8,334       9,562       6,873
                                                -------     -------     -------
        Total costs and expenses                522,868     505,298     408,185
                                                -------     -------     -------
        Operating earnings                       39,697      36,967      44,189
Interest income                                     319         385         232
Interest expense                                   (676)     (1,859)     (5,348)
Other income (expense), net                           9        (542)         24
                                                -------     -------     -------
        Earnings before income taxes             39,349      34,951      39,097
Income taxes                                     14,954      13,916      15,563
                                                -------     -------     -------
        Net earnings                            $24,395     $21,035     $23,534
                                                =======     =======     =======
Net earnings per common share:
    Basic                                      $   1.45    $   1.25    $   1.62
                                                =======     =======     =======
    Diluted                                    $   1.38    $   1.16    $   1.45
                                                =======     =======     =======

See accompanying notes to consolidated financial statements.

                              REHABCARE GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                                Accumu-
                                                                lated
                Common Stock   Addi-                            other    Total
                ------------   tional               Treasury    compre-  stock
                Issued         paid-in Retained  -------------- hensive holder's
                shares Amount  capital earnings  Shares  Amount earnings equity
                ------ ------  ------- --------  ------  ------ -------- -------
Balance,
  December 31,
  1999          15,700  $157   $33,101  $62,488  2,331 $(17,975) $ 12   $77,783

Net earnings        --    --        --   23,534     --       --    --    23,534

Conversion
  of debt          847     8     5,992       --     --       --    --     6,000

Exercise of
  stock options
  (including
  tax benefit)     862     9    10,410       --    (28)     218    --    10,637

Change in
  unrealized gain
  on marketable
  securities,
  net of tax        --    --        --       --     --       --     6         6
                ------  ----  -------- -------- ------ --------   ---  --------

Balance,
  December 31,
  2000          17,409   174    49,503   86,022  2,303  (17,757)   18   117,960

Net earnings        --    --        --   21,035     --       --    --    21,035
Issuance of
  common stock
  in connection
  with secondary
  offering       1,455    14    49,429       --     --       --    --    49,443

Exercise of
  stock options
  (including
  tax benefit)     767     8    10,590       --     --       --    --    10,598
                ------  ----  -------- -------- ------ --------   ---  --------

Balance,
  December 31,
  2001          19,631   196   109,522  107,057  2,303  (17,757)   18   199,036

Net earnings        --    --        --   24,395     --       --    --    24,395

Purchase of
  treasury stock    --    --        --       --  1,700  (36,947)   --   (36,947)

Exercise of
  stock options
  (including
  tax benefit)     215     2     2,149       --     --       --    --     2,151

Change in
  unrealized loss
  on marketable
  securities,
  net of tax        --    --        --       --     --       --   (21)      (21)
                ------  ----  -------- -------- ------ --------   ---  --------
Balance,
  December 31,
  2002          19,846  $198  $111,671 $131,452 14,003 $(54,704)  $(3) $188,614
                ======  ====  ======== ======== ====== ========   ===  ========

See accompanying notes to consolidated financial statements.

                              REHABCARE GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                      Year Ended December 31,
                                                      -----------------------
                                                      2002     2001     2000
                                                      ----     ----     ----
 Cash flows from operating activities:
   Net earnings                                     $24,395  $21,035  $23,534
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation and amortization                   8,334    9,562    6,873
      Provision for doubtful accounts                 4,511    4,594    3,466
      Write-down of investments                          --      500       --
      Income tax benefit realized on exercise
         of employee stock options                      770    6,386    5,505
      Change in assets and liabilities:
         Deferred compensation                          407      364      178
         Accounts receivable, net                       (98) (12,195) (20,249)
         Prepaid expenses and other current assets   (1,485)    (982)     (70)
         Other assets                                   464     (235)    (955)
         Accounts payable and accrued expenses       (9,350)   5,579   (3,458)
         Accrued salaries and wages                   1,438    2,295    7,511
         Income taxes                                 6,667     (613)  (6,197)
                                                    -------  -------  -------
               Net cash provided by operating
                activities                           36,053   36,290   16,138
                                                    -------  -------  -------
 Cash flows from investing activities:
   Additions to equipment and leasehold
     improvements, net                               (8,546) (10,613)  (7,899)
   Purchase of marketable securities                   (596)    (922)    (778)
   Proceeds from sale/maturities of
     marketable securities                            1,030    2,435      166
   Cash paid in acquisition of businesses,
     net of cash received                                --       --   (8,949)
   Other, net                                        (1,329)  (1,951)  (1,513)
                                                    -------  -------  -------
               Net cash used in investing
                activities                           (9,441) (11,051) (18,973)
                                                    -------  -------  -------

 Cash flows from financing activities:
   Proceeds from (repayments on) revolving
     credit facility, net                                --  (63,800)  51,800
   Repayments on long-term debt                          --   (4,502) (47,893)
   Proceeds from issuance of notes payable               --       --    1,000
   Purchase of treasury stock                       (36,947)      --       --
   Proceeds from sale of common stock, net               --   49,443       --
   Exercise of stock options                          1,381    4,212    5,132
                                                    -------  -------  -------
               Net cash provided by (used in)
                 financing activities               (35,566) (14,647)  10,039
                                                    -------  -------  -------
               Net increase (decrease) in
                 cash and cash equivalents           (8,954)  10,592    7,204
 Cash and cash equivalents at beginning of year      18,534    7,942      738
                                                    -------  -------  -------
 Cash and cash equivalents at end of year           $ 9,580  $18,534  $ 7,942
                                                    =======  =======  =======


 See accompanying notes to consolidated financial statements.

                              REHABCARE GROUP, INC.
                Consolidated Statements of Comprehensive Earnings
                                 (in thousands)

                                                      Year Ended December 31,
                                                      -----------------------
                                                      2002     2001     2000
                                                      ----     ----     ----

 Net earnings                                       $24,395  $21,035  $23,534

 Other comprehensive earnings, net of tax -

      Unrealized holding gains (losses) arising
         during period                                  (21)      --        6
                                                    -------  -------  -------
 Comprehensive earnings                             $24,374  $21,035  $23,540
                                                    =======  =======  =======


 See accompanying notes to consolidated financial statements.

                              REHABCARE GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


(1)  Overview of Company and Summary of Significant Accounting Policies

     Overview of Company

     RehabCare Group, Inc. (the Company) is a leading provider of healthcare staffing and program management services of inpatient rehabilitation and skilled nursing units, outpatient therapy programs and contract therapy services in conjunction with over 7,000 hospitals and skilled nursing facilities throughout the United States.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

     The Company classifies its debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Investments at December 31, 2002 and 2001 consist of marketable equity securities. All marketable securities included in current assets are classified as available-for-sale and as such, the difference between cost and market, net of taxes, is recorded as other accumulated comprehensive earnings. Unrealized gains or losses on such securities are not recognized in the consolidated statements of earnings until the securities are sold. All marketable securities in non-current assets are classified as trading, with all investment income, including unrealized gains or losses recognized in the consolidated statements of earnings.

     Credit Risk

     The Company provides services to a geographically diverse clientele of healthcare providers throughout the United States. The Company performs ongoing credit evaluations of its clientele and does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover anticipated credit losses.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2002, 2001 and 2000


     Equipment and Leasehold Improvements

     Depreciation and amortization of equipment and leasehold improvements are computed using the straight-line method over the estimated useful lives of the related assets, principally: equipment - three to seven years and leasehold improvements - life of lease or life of asset, whichever is less. Upon retirement or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operation. Repairs and maintenance are expensed as incurred.

     Acquisitions

     On July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("Statement") No. 141, "Business Combinations". Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations completed after June 30, 2001. All of the Company's acquisitions, including those prior to the adoption of Statement No. 141, were accounted for using the purchase method of accounting, and as such the assets and liabilities acquired were recorded at their estimated fair values on the dates of acquisition. Operating results of the acquired companies were included in the Company's consolidated financial statements from the dates of acquisition.

     Goodwill and Other Identifiable Intangible Assets

     Goodwill, which represents the excess of cost over net assets acquired, relates to acquisitions. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 25 to 40 years. Effective January 1, 2002, the Company adopted Statement No. 142, "Goodwill and Other Intangible Assets". Under Statement No. 142, goodwill and intangible assets with indefinite lives are no longer amortized to expense, but instead tested for impairment at least annually and any related losses recognized in earnings when identified. There were no such impairments of goodwill and intangible assets during the periods presented. See note 5 "Goodwill and Other Identifiable Intangible Assets."

     Long-Lived Assets

     The Company has adopted Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of, and supersedes Statement No. 121 and APB Opinion No.
30. The Company reviews identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows was less than the carrying amount of the asset. There were no such impairment losses of long-lived assets during the periods presented.

     Disclosure About Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable, accrued salaries and wages and accrued expenses approximate fair value because of the short maturity of these items.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2002, 2001 and 2000

     Revenues and Costs

     The Company recognizes revenues and related costs from temporary healthcare staffing assignments and therapy program management services in the period in which services are performed. Costs related to marketing and development are expensed as incurred.

     Stock-Based Compensation

     The Company accounts for stock options using the intrinsic value method of Accounting Principles Board Option No. 25 "Accounting for Stock Issued to
Employees" as permitted by Statement No. 123 "Accounting for Stock-Based Compensation." The intrinsic value method recognizes compensation expense equal to the excess, if any, of the fair market value of the Company's stock on the grant date over the exercise price. Statement No. 123 requires pro forma disclosure of net earnings (loss) and earnings (loss) per share as if the fair value method of Statement No. 123 had been applied. The Black-Scholes stock option pricing model was used to estimate the fair value of options granted for the pro forma disclosure.

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

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates.

     Reclassifications

     Certain prior years' amounts have been reclassified to conform with the current year presentation.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2002, 2001 and 2000


(2)  Marketable Securities

     Current marketable securities at December 31, 2002 consist primarily of marketable equity and debt securities. Noncurrent marketable securities consist primarily of marketable equity securities ($2.2 million and $1.1 million at December 31, 2002 and 2001, respectively) and money market securities ($2.1 million and $1.8 million at December 31, 2002 and 2001, respectively) held in trust under the Company's deferred compensation plan.

(3)  Allowance for Doubtful Accounts

     Activity in the allowance for doubtful accounts is as follows:

                                                    Year Ended December 31,
                                                    -----------------------
                                                 2002        2001        2000
                                                 ----        ----        ----
                                                        (in thousands)

         Balance at beginning of year          $5,902      $5,347      $4,577
         Provisions for doubtful accounts       4,511       4,594       3,466
         Allowance related to acquisitions         --          --         471
         Accounts written off                  (5,232)     (4,039)     (3,167)
                                               ------      ------      ------
         Balance at end of year                $5,181      $5,902      $5,347
                                               ======      ======      ======

(4)  Equipment and Leasehold Improvements

     Equipment and leasehold improvements, at cost, consist of the following:

                                                              December 31,
                                                              ------------
                                                            2002        2001
                                                            ----        ----
                                                             (in thousands)

         Equipment                                        $35,064     $29,687
         Leasehold improvements                             3,881       2,374
                                                          -------     -------
                                                           38,945      32,061
         Less accumulated depreciation and amortization    19,101      13,688
                                                          -------     -------
                                                          $19,844     $18,373
                                                          =======     =======

(5)  Goodwill and Other Identifiable Intangible Assets

     Under Statement No. 142, the Company completed the transitional impairment tests of goodwill during the first quarter of 2002 and subsequently tested for impairment during the fourth quarter of 2002. The results of these tests indicated that there was no impairment of goodwill as of the date of adoption of Statement No. 142 on January 1, 2002 and subsequently on December 31, 2002. As of the date of adoption of Statement No. 142, the Company had unamortized goodwill in the amount of $101.7 million and unamortized intangible assets in the amount of $0.1 million, all of which are subject to the transition provisions of Statement No. 142.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2002, 2001 and 2000

     The following table indicates the effect on net earnings and diluted net earnings per share if Statement No. 142 had been in effect for each of the periods presented in the consolidated statements of earnings:

                                                Year Ended December 31,
                                                -----------------------
                                               2002       2001       2000
                                               ----       ----       ----
                                         (in thousands, except per share data)

Reported net earnings                        $24,395    $21,035    $23,534
 Add back: goodwill amortization,
    net of taxes                                  --      2,844      2,151
                                             -------    -------    -------
Adjusted net earnings                        $24,395    $23,879    $25,685
                                             =======    =======    =======

Basic net earnings per share:
As reported                                  $  1.45    $  1.25    $  1.62
Add back: goodwill amortization,
   net of taxes                                   --       0.17       0.14
                                             -------    -------    -------
Adjusted basic net earnings per share        $  1.45    $  1.42    $  1.76
                                             =======    =======    =======

Diluted net earnings per share:
As reported                                  $  1.38    $  1.16    $  1.45
Add back: goodwill amortization,
   net of taxes                                   --       0.16       0.13
                                             -------    -------    -------
Adjusted diluted net earnings per share      $  1.38    $  1.32    $  1.58
                                             =======    =======    =======

(6)  Long-Term Debt

     Effective August 29, 2000, the Company consummated a $125.0 million five-year revolving credit facility, replacing its then existing $90.0 million term and revolving credit facility. The interest rates are set based on either a base rate plus from 0.50% to 1.75% or a Eurodollar rate plus from 1.50% to 2.75%. The base rate is the higher of the Federal Funds Rate plus .50% or the prime rate. The Eurodollar rate is defined as (a) the Interbank Offered Rate divided by (b) 1 minus the Eurodollar Reserve Requirement. The Company pays a fee on the unused portion of the commitment from 0.375% to 0.50%. The interest rates and commitment fees vary depending on the ratio of the Company's indebtedness, net of cash and marketable securities, to cash flow. Borrowings under the credit facility are secured primarily by the Company's assets and future income and profits. The credit facility requires the Company to meet certain financial covenants including maintaining minimum net worth and fixed charge coverage ratios. The average outstanding borrowings under the revolving credit facilities for 2002, 2001 and 2000 were $0.2 million, $12.4 million and $20.0 million at weighted-average interest rates of 5.4%, 8.1% and 8.6% per annum, respectively. As of December 31, 2002 there was no balance outstanding on the revolving credit facility. Interest paid for 2002, 2001 and 2000 was $0.8 million, $2.2 million and $5.3 million, respectively. Included in the interest paid amounts are commitment fees on the unused portion of the commitment of $0.6 million, $0.3 million and $0.1 million for 2002, 2001 and 2000, respectively.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2002, 2001 and 2000


     The Company also has a $1.5 million letter of credit and a $3.1 million promissory note issued to our worker's compensation carrier as collateral for reimbursement of claims. This letter of credit reduces the amount the Company may borrow under the line of credit. The promissory note would become payable only upon an event of default as described in the security agreement with the worker's compensation carrier.

(7)  Stockholders' Equity

     During the third quarter of 2002, the Company repurchased 1,700,000 shares of its common stock at a cost of $36.9 million. These shares are presented as treasury stock in the Company's consolidated balance sheet.

     During March 2001, the Company issued and sold 1,455,000 shares of its common stock in an underwritten public equity offering. The net proceeds from this transaction of $49.4 million were used to reduce the Company's then outstanding balance on its revolving credit facility.

     The Company has various long-term performance plans for the benefit of employees and nonemployee directors. Under the plans, employees may be granted incentive stock options or nonqualified stock options and nonemployee directors may be granted nonqualified stock options. Certain of the plans also provide for the granting of stock appreciation rights, restricted stock, performance awards, or stock units. Stock options may be granted for a term not to exceed 10 years (five years with respect to a person receiving incentive stock options who owns more than 10% of the capital stock of the Company) and must be granted within 10 years from the adoption of the respective plan. The exercise price of all stock options must be at least equal to the fair market value (110% of fair market value for a person receiving an incentive stock option who owns more than 10% of the capital stock of the Company) of the shares on the date of grant. Except for options granted to nonemployee directors that become fully exercisable after six months, substantially all remaining stock options become fully exercisable after four years from date of grant. At December 31, 2002, 2001 and 2000, a total of 1,058,270, 1,549,594 and 1,841,116 shares, respectively, were available for future issuance under the plans.

     The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $13.49, $24.78 and $15.20 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2002 - expected dividend yield 0%, volatility of 55%, risk free interest rate of 3.8% and an expected life of 6 to 8 years; 2001 - expected dividend yield 0%, volatility of 56%, risk free interest rate of 4.5% and an expected life of 7 to 9 years; 2000 - expected dividend yield 0%, volatility of 55%, risk free interest rate of 5.0% and an expected life of 4 to 6 years.

     The Company continues to account for stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 and related Interpretations. Accordingly, stock-based employee compensation cost is not reflected in net earnings, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement No. 123, "Accounting for Stock Based Compensation", the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2002, 2001 and 2000


                                                Year Ended December 31,
                                                -----------------------
                                              2002        2001        2000
                                              ----        ----        ----
                                          (in thousands, except per share data)
  Net earnings, as reported                 $24,395     $21,035     $23,534
  Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects               (5,130)     (4,390)     (2,155)
                                            -------     -------     -------

  Proforma net earnings                     $19,265     $16,645     $21,379
                                            =======     =======     =======

  Basic earnings per share:   As reported     $1.45       $1.25       $1.62
                                              =====       =====       =====
                              Pro forma       $1.15       $0.99       $1.47
                                              =====       =====       =====

  Diluted earnings per share: As reported     $1.38       $1.16       $1.45
                                              =====       =====       =====
                              Pro forma       $1.09       $0.92       $1.32
                                              =====       =====       =====

     A summary of the status of the Company's stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years then ended is presented below:

                            2002                2001                2000
                            ----                ----                ----
                              Weighted-           Weighted-           Weighted-
                               Average             Average             Average
                              Exercise            Exercise            Exercise
                      Shares    Price     Shares    Price     Shares    Price
                      ------  ---------   ------  ---------   ------  ---------
Outstanding at
   beginning
   of year         2,935,575   $16.99  3,262,975   $10.62  3,890,698   $ 7.30
Granted              664,700    22.66    539,373    39.97    457,600    28.76
Exercised           (214,565)    6.49   (766,753)    6.12   (869,019)    5.70
Forfeited           (217,876)   25.66   (100,020)   15.08   (216,304)    8.81
                   ---------   ------  ---------   ------  ---------   ------
Outstanding at
   end of year     3,167,834   $18.31  2,935,575   $16.99  3,262,975   $10.62
                   =========           =========           =========
Options exercis-
   able at
   end of year     2,011,184           1,873,702           2,199,037
                   =========           =========           =========


                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2002, 2001 and 2000


      The following table summarizes information about stock options outstanding at December 31, 2002:

                        Options Outstanding              Options Exercisable
               --------------------------------------  -----------------------
                         Weighted-Average
                                            Weighted-    Weighted-
    Range of                   Remaining     Average      Average
    Exercise       Number     Contractual   Exercise      Number      Exercise
     Prices     Outstanding      Life         Price     Exercisable    Price
     ------     -----------      ----         -----     -----------    -----
$ 0.00 -  4.70     143,543      1.7 years    $ 4.24       143,543     $ 4.24
  4.70 -  9.40   1,196,318      5.2            8.07     1,104,418       7.98
  9.40 - 14.10     476,800      5.7           11.55       466,800      11.54
 18.80 - 23.50     532,950      9.6           22.23         3,200      21.86
 23.50 - 28.20     105,000      9.0           25.66        53,250      25.36
 28.20 - 32.90      12,500      7.3           30.18         2,500      32.38
 32.90 - 37.60     209,600      7.7           34.00       108,600      34.00
 37.60 - 42.30     318,916      8.5           39.65        97,916      39.71
 42.30 - 47.00     172,207      8.2           43.77        30,957      43.84
                 ---------      ---          ------     ---------     ------
                 3,167,834      6.6          $18.31     2,011,184     $12.55


     On October 1, 2002, the Company's stockholder rights plan that was originally adopted in 1992 expired in accordance with its terms. The board of directors of the Company adopted a new stockholder rights plan pursuant to which preferred stock purchase rights were distributed as a dividend on each share of the Company's outstanding common stock as of the close of business on October 1, 2002. Each right, when exercisable, will entitle the holders to purchase one one-hundredth of a share of a newly designated series B junior participating preferred stock of the Company at an initial exercise price of $150.00 per one one-hundredth of a share.

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

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2002, 2001 and 2000


(8)  Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                    Year Ended December 31,
                                                    -----------------------
   Numerator:                                     2002        2001        2000
   ----------                                     ----        ----        ----
                                                        (in thousands,
                                                    except per share data)
   Numerator for basic earnings per share -
      earnings available to common
      stockholders (net earnings)                $24,395    $21,035     $23,534

   Effect of dilutive securities - after-tax
      interest on convertible subordinated
      promissory notes                                --         --          28
                                                 -------    -------     -------
   Numerator for diluted earnings per share -
      earnings available to common
      stockholdersafter assumed conversions      $24,395    $21,035     $23,562

   Denominator:

   Denominator for basic earnings per share -
      weighted-average shares outstanding         16,833     16,775      14,563

   Effect of dilutive securities:
      Stock options                                  809      1,302       1,705
                                                 -------    -------     -------

   Denominator for diluted earnings per share -
      adjusted weighted-average shares and
      assumed conversions                         17,642     18,077      16,268
                                                 =======    =======     =======

   Basic earnings per share                      $  1.45    $  1.25     $  1.62
                                                 =======    =======     =======

   Diluted earnings per share                    $  1.38    $  1.16     $  1.45
                                                 =======    =======     =======


(9)  Employee Benefits

     The Company has an Employee Savings Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. Employees who attain the age of 21 and complete 12 consecutive months of employment with a minimum of 1,000 hours worked are eligible to participate in the plan. Each participant may contribute from 2% to 20% of his or her annual compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is nondiscriminatory. Contributions made by the Company to the Employee Savings Plan are at rates of up to 50% of the first 4% of employee contributions. Expense in connection with the Employee Savings Plan for 2002, 2001 and 2000 totaled $1.9 million, $1.7 million and $1.1 million, respectively.

     The Company maintains a nonqualified deferred compensation plan for certain employees. Under the plan, participants may defer up to 100% of their base cash compensation. The amounts are held by a trust in designated investments and remain the property of the Company until distribution. At December 31, 2002 and 2001, $4.3 million and $2.6 million, respectively, were payable under the nonqualified deferred compensation plan and approximated the value of the trust assets owned by the Company.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2002, 2001 and 2000


(10) Lease Commitments

     The Company leases office space and certain office equipment under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases, as of December 31, 2002, that have initial or remaining lease terms in excess of one year total approximately $4.8 million for 2003, $4.5 million for 2004, $4.1 million for 2005, $3.3 million for 2006 and $2.5 million for 2007. Rent expense for 2002, 2001 and 2000 was approximately $5.5 million, $4.8 million and $3.7 million, respectively.

(11) Income Taxes

      Income taxes consist of the following:

                                                     Year Ended December 31,
                                                     -----------------------
                                                 2002        2001        2000
                                                 ----        ----        ----
                                                         (in thousands)
       Federal - current                        $6,918     $14,232     $12,675
       Federal - deferred                        6,265      (1,964)      1,045
       State                                     1,771       1,648       1,843
                                               ------      -------     -------
                                               $14,954     $13,916     $15,563
                                               =======     =======     =======

     A reconciliation between expected income taxes, computed by applying the statutory Federal income tax rate of 35% to earnings before income taxes, and actual income tax is as follows:

                                                    Year Ended December 31,
                                                    -----------------------
                                                 2002        2001        2000
                                                 ----        ----        ----
                                                        (in thousands)
       Expected income taxes                   $13,773     $12,233     $13,684
       Tax effect of interest income from
           municipal bond obligations exempt
           from Federal taxation                   (29)        (56)        (47)
       State income taxes, net of Federal
           income tax benefit                      790       1,071       1,198
       Tax effect of goodwill amortization
           expense not deductible for
           tax purposes                             --         599         398
       Other, net                                  420          69         330
                                               -------     -------     -------
                                               $14,954     $13,916     $15,563
                                               =======     =======     =======

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2002, 2001 and 2000


      The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

                                                             December 31,
                                                             ------------
                                                          2002         2001
                                                          ----         ----
                                                           (in thousands)
         Deferred tax assets:
            Provision for doubtful accounts              $1,476      $1,698
            Accrued insurance, bonus and
               vacation expense                           3,311       4,465
            Other                                         1,069       3,645
                                                         ------      ------
                                                          5,856       9,808
                                                         ------      ------
         Deferred tax liabilities:
            Goodwill amortization                         5,596       4,120
            Other                                         2,771       1,090
                                                         ------      ------
                                                          8,367       5,210
                                                         ------      ------
            Net deferred tax asset (liability)          $(2,511)     $4,598
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

     Income taxes paid by the Company for 2002, 2001 and 2000 were $7.5 million, $8.5 million and $13.0 million, respectively.

(12) Industry Segment Information

     The Company operates in two business segments that are managed separately based on fundamental differences in operations: healthcare staffing and program management services. Program management includes inpatient programs (including acute rehabilitation and skilled nursing units), outpatient therapy programs and contract therapy programs. All of the Company's services are provided in the United States. Summarized information about the Company's operations in each industry segment is as follows:

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2002, 2001 and 2000

                              Revenues from
                          Unaffiliated Customers         Operating Earnings
                       ---------------------------   --------------------------
                             (in thousands)                (in thousands)
                         2002      2001      2000      2002     2001(1)  2000(1)
                         ----      ----      ----      ----     ----     ----
Healthcare staffing   $277,543  $304,574  $260,100  $ (1,683) $  1,496  $12,298
Program management:
  Inpatient            130,743   123,276   119,963    28,941    28,606   28,350
  Outpatient            49,003    49,754    42,332     3,315     3,895    4,372
  Contract therapy     105,276    64,661    29,979     9,124     2,970     (831)
                      --------  --------  --------  --------  --------  -------
  Program
   management total    285,022   237,691   192,274    41,380    35,471   31,891
                      --------  --------  --------  --------  --------  -------
     Total            $562,565  $542,265  $452,374  $ 39,697  $ 36,967  $44,189
                      ========  ========  ========  ========  ========  =======

                       Depreciation and Amortization     Capital Expenditures
                       -----------------------------   ------------------------
                             (in thousands)                (in thousands)
                         2002      2001      2000      2002      2001     2000
                         ----      ----      ----      ----      ----     ----
Healthcare staffing   $  1,808  $  3,280  $  2,813  $    567  $  1,424  $ 3,703
Program management:
  Inpatient              4,636     3,674     2,861     3,478     3,864    2,575
  Outpatient               800     1,520       809     1,306     1,695      849
  Contract therapy       1,090     1,088       390     3,195     3,630      772
                      --------  --------  --------  --------  --------  -------
Program
 management total        6,526     6,282     4,060     7,979     9,189    4,196
                      --------  --------  --------  --------  --------  -------
   Total              $  8,334  $  9,562  $  6,873  $  8,546  $ 10,613  $ 7,899
                      ========  ========  ========  ========  ========  =======

                              Total Assets               Unamortized Goodwill
                         -------------------------   ---------------------------
                             (in thousands)                (in thousands)
                            as of December 31,            as of December 31,
                         2002      2001      2000      2002      2001     2000
                         ----      ----      ----      ----      ----     ----
Healthcare staffing   $ 92,551  $102,880  $109,911  $ 52,956  $ 52,956 $ 54,021
Program management:
  Inpatient             80,921    91,135    66,194    17,162    17,162   17,750
  Outpatient            29,433    30,297    30,064    18,577    18,577   19,745
  Contract therapy      32,625    26,349    22,924    12,990    12,990   13,266
                      --------  --------  --------  --------  -------- --------
  Program
   management total    142,979   147,781   119,182    48,729    48,729   50,761
                      --------  --------  --------  --------  -------- --------
     Total            $235,530  $250,661  $229,093  $101,685  $101,685 $104,782
                      ========  ========  ========  ========  ======== ========


(1) Operating earnings for 2001 and 2000 have been adjusted to reflect the corporate expense allocation methodology utilized in 2002.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2002, 2001 and 2000


(13) Quarterly Financial Information (Unaudited)

                                                 Quarter Ended
                               ------------------------------------------------
          2002                 December 31  September 30   June 30     March 31
          ----                 -----------  ------------   -------     --------
                                     (in thousands, except per share data)

 Operating revenues             $140,810     $142,690     $140,836     $138,229
 Operating earnings               12,024       11,595        9,526        6,552
 Earnings before income taxes     11,870       11,511        9,472        6,496
 Net earnings                      7,358        7,137        5,872        4,028
 Net earnings per common share:
    Basic                            .46          .43          .34          .23
    Diluted                          .45          .41          .32          .22

                                                 Quarter Ended
                               ------------------------------------------------
          2001                 December 31  September 30   June 30     March 31
          ----                 -----------  ------------   -------     --------
                                      (in thousands, except per share data)
 Operating revenues             $134,236     $140,434     $136,871     $130,724
 Operating earnings (loss)        (2,787)      13,519       13,193       13,042
 Earnings (loss) before
  income taxes                    (3,356)      13,356       13,024       11,927
 Net earnings (loss)              (2,017)       8,042        7,832        7,178
 Net earnings (loss) per
  common share:
    Basic                           (.12)         .47          .46          .47
    Diluted                         (.12)         .44          .43          .42


(14) Recently Issued Accounting Pronouncements

     In June 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company implemented Statement No. 146 on January 1, 2003.
Management does not expect that this statement will have an impact on its consolidated financial position or results of operations.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the methods used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. See note 7 "Stockholders Equity" for the required disclosures of Statement No. 148 at December 31, 2002.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2002, 2001 and 2000


(15) Contingencies

     In May 2002, a lawsuit was filed in the United States District Court for the Eastern District of Missouri against the Company and certain of its current directors and officers. The plaintiffs allege violations of the federal securities laws and are seeking to certify the suit as a class action. The proposed class consists of persons that purchased shares of the Company's common stock between August 10, 2000 and January 21, 2002. The case alleges weaknesses in the software systems selected by the Company's healthcare staffing services business, StarMed Staffing Group, and the purported negative effects of such systems on the healthcare staffing services business operations. The Company recently filed a motion to dismiss with the court. No discovery has been commenced in the case pending the court's ruling on the motion to dismiss.

     In August 2002, a derivative lawsuit was filed in the Circuit Court of St. Louis County, Missouri against the Company and certain of its directors. The complaint, which is based upon substantially the same facts as are alleged in the federal securities class action, was filed on behalf of the derivative plaintiff by a law firm that had earlier filed suit against the Company in the federal case. The Company has filed a motion to dismiss based primarily on the derivative plaintiff's failure to make a pre-suit demand. The Company has also filed a motion to stay the derivative suit until the final resolution of the federal securities law class action. The federal court hearing the securities law class action recently stayed discovery in the derivative proceeding until discovery commences in the class action.

     In February 2003, a complaint was filed in the United States District Court for the Northern District of Illinois against the Company and the former owner of eai Healthcare Staffing Solutions ("eai"). The complaint seeks investment banking fees under a retainer agreement executed by the former owner of eai in February 1997, a company that RehabCare acquired in December 1999. The complaint asserts fees in connection with three separate financing transactions and two acquisition transactions which the Company understands were consummated by eai prior to its acquisition by the Company. At the time of the acquisition, the Company had identified potential fees under this retainer agreement as a possible contingent liability of eai and had negotiated indemnification from the former owner of eai in the stock purchase agreement for any fees and costs, including attorneys' fees and expenses, arising from such retainer agreement. The Company has given notice to the former owner of eai of the demand for indemnification in this suit. No definitive response has been received from the former owner of eai with respect to the Company's indemnification demand.

     In addition to above matters, the Company and its subsidiaries are parties to a number of other claims and lawsuits. While these actions are being contested, the outcome of individual matters is not predictable with assurance. The Company does not believe that any liability resulting from any of the above matters, after taking into consideration its insurance coverage and amounts already provided for, will have a material adverse effect on its consolidated financial position, cash flows or liquidity. However, such matters could have a material effect on results of operations in a particular quarter or fiscal year as they develop or as new issues are identified.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE


      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding our directors and executive officers is included in our Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions "Item 1 - Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

     The following table sets forth the name, age and position of each of our executive officers. There is no family relationship between any of the following individuals.

Name                        Age                      Position
----                        ---   ----------------------------------------------
Alan C. Henderson.......    57    President and Chief Executive Officer
Gregory F. Bellomy......    46    President, StarMed Staffing Group
Tom E. Davis............    53    President,  Hospital  Rehabilitation  Services
                                  (Inpatient & Outpatient)
James M. Douthitt.......    40    Senior  Vice   President,   Chief   Accounting
                                  Officer, Treasurer and Assistant Secretary
Vincent L. Germanese....    51    Senior   Vice   President,   Chief   Financial
                                  Officer and Secretary
Patricia M. Henry.......    50    President, Contract Therapy Division

     The  following  paragraphs  contain  biographical   information  about  our
executive officers.

     Alan C. Henderson has been President and Chief Executive Officer and a director of the company since 1998. Prior to becoming President and Chief Executive Officer, Mr. Henderson was Executive Vice President, Chief Financial Officer and Secretary of the company from 1991 through May 1998. Mr. Henderson also serves as a director of General American Capital Corp, Angelica Corporation and Reinsurance Group of America, Inc.

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

     Tom E. Davis has been President of our inpatient division since January 1998. Mr. Davis joined the company in January 1997 as Senior Vice President, Operations. Prior to joining the company, Mr. Davis was Group Vice President for Quorum Health Resources, LLC from January 1990 to January 1997.

     James M. Douthitt, CPA, has been Senior Vice President, Chief Accounting Officer, Treasurer and Assistant Secretary of the company since July 2000. Prior to his current role, Mr. Douthitt served as Vice President of Finance for our healthcare staffing division from January through June 2000 and Vice President of Finance for our contract therapy division from October 1998 through December 1999. Prior to joining the company Mr. Douthitt was Director of Finance for Vencor, Inc. from August 1997 to September 1998 and Manager of Finance for Vencor, Inc. from January 1996 to July 1997.

     Vincent L. Germanese, CPA, has been Senior Vice President, Chief Financial Officer and Secretary of the company since November 2002. Prior to joining the company, Mr. Germanese was Vice President of Cap Gemini Ernst & Young and Partner at Ernst & Young. Mr. Germanese was named a partner at Ernst & Young in 1984 and has held various management positions during his tenure at Ernst & Young and Cap Gemini Ernst & Young.

     Patricia M. Henry has been President of our contract therapy division since November 2001. Ms. Henry joined the company in October 1998 and served most recently as Senior Vice President of Operations, Contract Therapy Services. Prior to joining the company, Ms. Henry was Director of Ancillary Operations for Vencor, Inc. Prior to Vencor's acquisition of TheraTx, Ms. Henry was a Regional Vice President of Operations from September 1994 to September 1998. Before joining TheraTx, Ms. Henry was Area Vice President for NovaCare, Inc., Southwest Division from July 1990 to September 1994.


ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is included in our Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions "Compensation of Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information regarding security ownership of certain beneficial owners and management is included in our Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership by Management" and is incorporated herein by reference.

     The following table provides information as of fiscal year ended December 31, 2002 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

================================================================================
Plan category                     Number of     Weighted-    Number of
                                  securities    average      remaining availabe
                                  to be issued  exercise     for future issuance
                                  upon exer-    price of     under equity
                                  cise of out-  outstanding  compensation plans
                                  standing      options,     (excluding
                                  options,      warrants     securities
                                  warrants      and rights   reflected in
                                  and rights                 column (a))

                                     (a)           (b)             (c)
================================================================================
================================================================================
Equity compensation plans         3,167,834      $18.31         1,058,270
approved by security holders
================================================================================
================================================================================
Equity compensation plans not
approved by security holders         -           $  -               -
================================================================================
================================================================================
       Total                      3,167,834      $18.31         1,058,270
================================================================================


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days of the filing of this report, our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

    (a) The following documents are filed as part of this Annual Report on Form 10-K:

          (1)Financial Statements
                Independent Auditors' Report
                Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Earnings for the years ended December 31, 2002, 2001 and 2000
                Consolidated  Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000
                Consolidated  Statements of Cash Flows for the years ended
                     December  31, 2002, 2001 and 2000
                Consolidated  Statements of Comprehensive Earnings for the
                     years ended December 31, 2002, 2001 and 2000
                Notes to Consolidated Financial Statements

          (2)Financial Statement Schedules:
                None

          (3)Exhibits:
                See Exhibit Index on page 59 of this Annual Report on Form 10-K.

     (b)  Reports on Form 8-K

     The Registrant filed the following reports on Form 8-K during the three months ended December 31, 2002:

           October 30, 2002
                  Item 9 Regulation FD Disclosure
                  The script for a conference call held by the Registrant on October 30, 2002

           November 19, 2002
                  Item 5 Press release "RehabCare Group Names
                  Vincent L. Germanese as Chief Financial Officer".

                  Item 5 Press release "RehabCare Group Finalizes Wage and Hour Settlement with U.S. Department of Labor".

           November 20, 2002
                  Item 5 Press release "RehabCare Group Consolidates Operating Divisions".

 SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: March 14, 2003
                                   REHABCARE GROUP, INC.
                                   (Registrant)

                                   By:/s/ Alan C. Henderson
                                   ------------------------
                                          Alan C. Henderson
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 Signature                        Title                         Dated


 /s/ Alan C. Henderson            President, Chief Executive    March 14, 2003
 ---------------------
 Alan C. Henderson                Officer and Director
 (Principal Executive Officer)

 /s/ Vincent L. Germanese         Senior Vice President,        March 14, 2003
 ------------------------
 Vincent L. Germanese             Chief Financial Officer and
 (Principal Financial Officer)    Secretary

 /s/ James M. Douthitt            Senior Vice President and     March 14, 2003
 ---------------------
 James M. Douthitt                Chief Accounting Officer
 (Principal Accounting Officer)

 /s/ William G. Anderson          Director                      March 14, 2003
 -----------------------
 William G. Anderson

 /s/ Richard E. Ragsdale          Director                      March 14, 2003
 -----------------------
 Richard E. Ragsdale

 /s/ John H. Short                Director                      March 14, 2003
 -----------------
 John H. Short

 /s/ H. Edwin Trusheim            Director                      March 14, 2003
 ---------------------
 H. Edwin Trusheim

 /s/ Colleen Conway-Welch         Director                      March 14, 2003
 ------------------------
 Colleen Conway-Welch

 /s/ Theodore M. Wight            Director                      March 14, 2003
 ---------------------
 Theodore M. Wight

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, Alan C. Henderson, certify that:

1. I have reviewed this annual report on Form 10-K of RehabCare Group, Inc. (the "Registrant"):

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 14, 2003                       By: /s/ Alan C. Henderson
                                           -------------------------
                                                   Alan C. Henderson
                                           President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Vincent L. Germanese, certify that:

1. I have reviewed this annual report on Form 10-K of RehabCare Group, Inc. (the "Registrant"):

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 14, 2003                      By: /s/    Vincent L. Germanese
                                           -------------------------------
                                                      Vincent L. Germanese
                                                      Senior Vice President,
                                           Chief Financial Officer and Secretary

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

3.3 Amended and Restated Bylaws (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

4.1 Rights Agreement, dated August 28, 2002, by and between the Registrant and Computershare Trust Company, Inc. (filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed September 5, 2002 and incorporated herein by reference)

10.1 1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.2 Form of Stock Option Agreement (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.3 Employment  Agreement with Alan C.  Henderson,  dated May 1, 1991 (filed as
     Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, dated June 19, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.4 Form of Termination  Compensation Agreement for Alan C. Henderson (filed as
     Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *

10.5 Form of Termination Compensation Agreement for other executive officers (filed as Exhibit 10.5 to the Registrant's Report on Form 10-K, dated March 15, 2002, and incorporated herein by reference) *

10.6 Supplemental Bonus Plan (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *

10.7 Deferred Profit Sharing Plan (filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *

10.8 RehabCare Executive Deferred Compensation Plan (filed as Exhibit 10.12 to the Registrant's Report on Form 10-K, dated May 27, 1994, and incorporated herein by reference) *

10.9 RehabCare Directors' Stock Option Plan (filed as Appendix A to Registrant's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders and incorporated herein by reference) *

10.10Amended and Restated 1996 Long-Term Performance Plan (filed as Appendix A to Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference) *

10.11RehabCare  Group,  Inc.  1999  Non-Employee  Director  Stock Plan (filed as
     Appendix B to Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference) *

10.12Credit  Agreement,  dated as of August  29,  2000,  by and among  RehabCare
     Group, Inc., as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, and First National Bank, Firstar Bank, N.A., Bank of America, N.A., First Union Securities, Inc., and Banc of America Securities, LLC (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.13Pledge  Agreement,  dated as of August  29,  2000,  by and among  RehabCare
     Group, Inc. and Subsidiaries, as pledgors, and Bank of America, N.A., as collateral agent, for the holders of the Secured Obligations (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.14Security  Agreement,  dated as of August 29, 2000,  by and among  RehabCare
     Group, Inc. and Subsidiaries, as grantors, and Bank of America, N.A., as collateral agent, for the holders of the Secured Obligations (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

13.1 Those portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2002 included in response to Items 5 and 6 of this Annual Report on Form 10-K

21.1 Subsidiaries of the Registrant

23.1 Consent of KPMG LLP

99.1 Certification of the Chief Executive Officer

99.2 Certification of the Chief Financial Officer

-------------------------
* Management contract or compensatory plan or arrangement.

                                                                    EXHIBIT 13.1

SIX-YEAR FINANCIAL SUMMARY
Dollars in thousands, except per share data
--------------------------------------------------------------------------------
(Year ended December 31,)    2002     2001      2000     1999     1998      1997
--------------------------------------------------------------------------------
Consolidated statement of
 earnings data:
Operating revenues       $562,565  $542,265  $452,374 $309,425 $207,416 $160,780

Operating earnings (1) (2) 39,697    36,967    44,189   29,922   23,331   18,980
Net earnings (1) (2) (3)   24,395    21,035    23,534   15,098   12,198   10,615
Net  earnings  per share
 (EPS): (1) (2) (3) (4)
   Basic                    $1.45     $1.25     $1.62   $ 1.15    $ .99    $ .88
   Diluted                  $1.38     $1.16     $1.45   $ 1.03    $ .86    $ .73
Weighted average shares
 outstanding (000s):(4)
   Basic                   16,833    16,775    14,563   13,144   12,368   11,998
   Diluted                 17,642    18,077    16,268   14,814   14,490   14,750

--------------------------------------------------------------------------------
Consolidated balance
 sheet data:
Working capital          $ 67,846  $ 77,524  $ 64,186 $ 27,069 $ 20,606 $ 12,793
Total assets              235,530   250,661   229,093  187,264  156,870   97,241
Total liabilities          46,916    51,625   111,133  109,481   96,714   57,481
Stockholders' equity      188,614   199,036   117,960   77,783   60,156   39,760

--------------------------------------------------------------------------------
Financial statistics:
Operating margin (2)         7.1%      6.8%      9.8%     9.7%    11.3%    11.8%

Net margin (1) (2) (3)       4.3%      3.9%      5.2%     4.9%     5.9%     6.6%

Current ratio               2.8:1     2.7:1     2.6:1    1.6:1    1.5:1    1.6:1

Diluted EPS growth
 rate (1) (2) (3) (5)       19.0%   (20.0)%     40.8%    19.8%    17.8%    55.3%

Return on equity
 (1) (2) (3) (6)            12.6%     13.3%     24.0%    21.9%    24.4%    23.7%

--------------------------------------------------------------------------------
Operating statistics:
Healthcare staffing:
   Average number of
    branch offices (7)        108       108        89       55       16      N/A
   Number of weeks
    worked (8)            182,552   233,898   223,951  131,110   52,265   29,652
Program management:
Inpatient units (acute
    rehabilitation and
    skilled nursing):
   Average number of programs 135       137       136      132      128      110
   Average admissions
    per program               411       394       373      369      354      321

   Average length of stay
    (days/admission)         13.3      13.8      14.3     14.5     14.7     15.4
   Patient days           737,017   746,583   725,497  706,822  665,403  544,583
Outpatient programs:
   Average number of
    locations                  55        61        53       40       26       18
   Patient visits       1,366,439 1,439,169 1,173,324  785,943  378,108  231,256
Contract therapy:
   Average number of
    locations                 378       250       156       91       50       36

--------------------------------------------------------------------------------
(1) The results for 2002 reflect the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.

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

(5) For comparability purposes, 1997 computed based upon 12 months ended December 31, 1996.

(6)  Average of beginning and ending equity.

(7) We entered the supplemental staffing business in August 1998 following the acquisition of StarMed Staffing, Inc.

(8)  Includes both supplemental and travel weeks worked.

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

Salt Lake Physical Therapy Associates, Inc.     State of Utah

                                                                    EXHIBIT 23.1




                          Independent Auditors' Consent

The Board of Directors
RehabCare Group, Inc.:

We consent to the incorporation by reference in the registration statement No. 33-43236 on Form S-8, registration statement No. 33-67944 on Form S-8, registration statement No. 33-82106 on Form S-8, registration statement No. 33-82048 on Form S-8, registration statement No. 333-11311 on Form S-8, and registration statement No. 333-86679 on Form S-8 of RehabCare Group, Inc. of our report dated February 1, 2003, with respect to the consolidated balance sheets of RehabCare Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity, cash flows, and comprehensive earnings for the three-year period ended December 31, 2002, which report appears in the December 31, 2002 annual report on Form 10-K of RehabCare Group, Inc. Our report refers to the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."



/s/ KPMG LLP


St. Louis, Missouri
March 14, 2003

                                                                    EXHIBIT 99.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of RehabCare Group, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan C. Henderson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                      /s/       Alan C. Henderson
                                           --------------------------
                                                Alan C. Henderson
                                           Chief Executive Officer of
                                           RehabCare Group, Inc.
                                           March 14, 2003

                                                                    EXHIBIT 99.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of RehabCare Group, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent L. Germanese, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                      /s/       Vincent L. Germanese
                                           --------------------------
                                                Vincent L. Germanese

                                           Senior Vice President and
                                           Chief Financial Officer of
                                           RehabCare Group, Inc.
                                           March 14, 2003