Form 10-K/A
period 2002-12-31
REHABCARE GROUP INC
filed 2003-03-25
CIK 812191

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

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2002 is being filed by the Registrant solely for the purpose of correcting one inadvertent typographical error in the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000 included in "Item 8A. Financial Statements and Supplementary Data." The correction changes the number under the Treasury Shares column in the line item "Balance, December 31, 2002" from 14,003 to 4,003. The remainder of the information in the Registrant's financial statements and the related notes thereto included in Item 8A remains unchanged.

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

                              REHABCARE GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                                Accumu-
                                                                lated
                Common Stock   Addi-                            other    Total
                ------------   tional               Treasury    compre-  stock
                Issued         paid-in Retained  -------------- hensive holder's
                shares Amount  capital earnings  Shares  Amount earnings equity
                ------ ------  ------- --------  ------  ------ -------- -------
Balance,
  December 31,
  1999          15,700  $157   $33,101  $62,488  2,331 $(17,975) $ 12   $77,783

Net earnings        --    --        --   23,534     --       --    --    23,534

Conversion
  of debt          847     8     5,992       --     --       --    --     6,000

Exercise of
  stock options
  (including
  tax benefit)     862     9    10,410       --    (28)     218    --    10,637

Change in
  unrealized gain
  on marketable
  securities,
  net of tax        --    --        --       --     --       --     6         6
                ------  ----  -------- -------- ------ --------   ---  --------

Balance,
  December 31,
  2000          17,409   174    49,503   86,022  2,303  (17,757)   18   117,960

Net earnings        --    --        --   21,035     --       --    --    21,035
Issuance of
  common stock
  in connection
  with secondary
  offering       1,455    14    49,429       --     --       --    --    49,443

Exercise of
  stock options
  (including
  tax benefit)     767     8    10,590       --     --       --    --    10,598
                ------  ----  -------- -------- ------ --------   ---  --------

Balance,
  December 31,
  2001          19,631   196   109,522  107,057  2,303  (17,757)   18   199,036

Net earnings        --    --        --   24,395     --       --    --    24,395

Purchase of
  treasury stock    --    --        --       --  1,700  (36,947)   --   (36,947)

Exercise of
  stock options
  (including
  tax benefit)     215     2     2,149       --     --       --    --     2,151

Change in
  unrealized loss
  on marketable
  securities,
  net of tax        --    --        --       --     --       --   (21)      (21)
                ------  ----  -------- -------- ------ --------   ---  --------
Balance,
  December 31,
  2002          19,846  $198  $111,671 $131,452  4,003 $(54,704)  $(3) $188,614
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
                                              =====       =====       =====

     A summary of the status of the Company's stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years then ended is presented below:

                            2002                2001                2000
                            ----                ----                ----
                              Weighted-           Weighted-           Weighted-
                               Average             Average             Average
                              Exercise            Exercise            Exercise
                      Shares    Price     Shares    Price     Shares    Price
                      ------  ---------   ------  ---------   ------  ---------
Outstanding at
   beginning
   of year         2,935,575   $16.99  3,262,975   $10.62  3,890,698   $ 7.30
Granted              664,700    22.66    539,373    39.97    457,600    28.76
Exercised           (214,565)    6.49   (766,753)    6.12   (869,019)    5.70
Forfeited           (217,876)   25.66   (100,020)   15.08   (216,304)    8.81
                   ---------           ---------           ---------
Outstanding at
   end of year     3,167,834   $18.31  2,935,575   $16.99  3,262,975   $10.62
                   =========           =========           =========
Options exercis-
   able at
   end of year     2,011,184           1,873,702           2,199,037
                   =========           =========           =========


                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2002, 2001 and 2000


      The following table summarizes information about stock options outstanding at December 31, 2002:

                        Options Outstanding              Options Exercisable
               --------------------------------------  -----------------------
                         Weighted-Average
                                            Weighted-    Weighted-
    Range of                   Remaining     Average      Average
    Exercise       Number     Contractual   Exercise      Number      Exercise
     Prices     Outstanding      Life         Price     Exercisable    Price
     ------     -----------      ----         -----     -----------    -----
$ 0.00 -  4.70     143,543      1.7 years    $ 4.24       143,543     $ 4.24
  4.70 -  9.40   1,196,318      5.2            8.07     1,104,418       7.98
  9.40 - 14.10     476,800      5.7           11.55       466,800      11.54
 18.80 - 23.50     532,950      9.6           22.23         3,200      21.86
 23.50 - 28.20     105,000      9.0           25.66        53,250      25.36
 28.20 - 32.90      12,500      7.3           30.18         2,500      32.38
 32.90 - 37.60     209,600      7.7           34.00       108,600      34.00
 37.60 - 42.30     318,916      8.5           39.65        97,916      39.71
 42.30 - 47.00     172,207      8.2           43.77        30,957      43.84
                 ---------                              ---------
                 3,167,834      6.6          $18.31     2,011,184     $12.55
                 =========                              =========


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

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2002, 2001 and 2000


(8)  Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                    Year Ended December 31,
                                                    -----------------------
   Numerator:                                     2002        2001        2000
   ----------                                     ----        ----        ----
                                                        (in thousands,
                                                    except per share data)
   Numerator for basic earnings per share -
      earnings available to common
      stockholders (net earnings)                $24,395    $21,035     $23,534

   Effect of dilutive securities - after-tax
      interest on convertible subordinated
      promissory notes                                --         --          28
                                                 -------    -------     -------
   Numerator for diluted earnings per share -
      earnings available to common
      stockholders after assumed conversions     $24,395    $21,035     $23,562
                                                 =======    =======     =======

   Denominator:

   Denominator for basic earnings per share -
      weighted-average shares outstanding         16,833     16,775      14,563

   Effect of dilutive securities:
      Stock options                                  809      1,302       1,705
                                                 -------    -------     -------

   Denominator for diluted earnings per share -
      adjusted weighted-average shares and
      assumed conversions                         17,642     18,077      16,268
                                                 =======    =======     =======

   Basic earnings per share                      $  1.45    $  1.25     $  1.62
                                                 =======    =======     =======

   Diluted earnings per share                    $  1.38    $  1.16     $  1.45
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

(11) Income Taxes

      Income taxes consist of the following:

                                                     Year Ended December 31,
                                                     -----------------------
                                                 2002        2001        2000
                                                 ----        ----        ----
                                                         (in thousands)
       Federal - current                        $6,918     $14,232     $12,675
       Federal - deferred                        6,265      (1,964)      1,045
       State                                     1,771       1,648       1,843
                                               -------     -------     -------
                                               $14,954     $13,916     $15,563
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

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

Dated:  March 25, 2003
                                           REHABCARE GROUP, INC.
                                           (Registrant)

                                           By: /s/    Vincent L. Germanese
                                           -------------------------------
                                                      Vincent L. Germanese
                                                      Senior Vice President,
                                           Chief Financial Officer and Secretary


                                           By: /s/    James M. Douthitt
                                           -------------------------------
                                                      James M. Douthitt
                                                      Senior Vice President and
                                                      Chief Accounting Officer

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, Alan C. Henderson, certify that:

1. I have reviewed this Amendment No. 1 to Annual Report on Form 10-K/A of RehabCare Group, Inc. (the "Registrant"):

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


Date: March 25, 2003                       By: /s/ Alan C. Henderson
                                           -------------------------
                                                   Alan C. Henderson
                                           President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Vincent L. Germanese, certify that:

1. I have reviewed this Amendment No. 1 to Annual Report on Form 10-K/A of RehabCare Group, Inc. (the "Registrant"):

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


Date:  March 25, 2003                      By: /s/    Vincent L. Germanese
                                           -------------------------------
                                                      Vincent L. Germanese
                                                      Senior Vice President,
                                           Chief Financial Officer and Secretary

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

10.12Credit  Agreement,  dated as of August  29,  2000,  by and among  RehabCare
     Group, Inc., as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, and First National Bank, Firstar Bank, N.A., Bank of America, N.A., First Union Securities, Inc., and Banc of America Securities, LLC (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.13Pledge  Agreement,  dated as of August  29,  2000,  by and among  RehabCare
     Group, Inc. and Subsidiaries, as pledgors, and Bank of America, N.A., as collateral agent, for the holders of the Secured Obligations (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.14Security  Agreement,  dated as of August 29, 2000,  by and among  RehabCare
     Group, Inc. and Subsidiaries, as grantors, and Bank of America, N.A., as collateral agent, for the holders of the Secured Obligations (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

13.1 Those portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2002 included in response to Items 5 and 6 of this Annual Report on Form 10-K**

21.1 Subsidiaries of the Registrant**

23.1 Consent of KPMG LLP

99.1 Certification of the Chief Executive Officer

99.2 Certification of the Chief Financial Officer

-------------------------
* Management contract or compensatory plan or arrangement.
**Previously filed on March 14, 2003

                                                                    EXHIBIT 23.1




                          Independent Auditors' Consent

The Board of Directors
RehabCare Group, Inc.:

We consent to the incorporation by reference in the registration statement No. 33-43236 on Form S-8, registration statement No. 33-67944 on Form S-8, registration statement No. 33-82106 on Form S-8, registration statement No. 33-82048 on Form S-8, registration statement No. 333-11311 on Form S-8, and registration statement No. 333-86679 on Form S-8 of RehabCare Group, Inc. of our report dated February 1, 2003, with respect to the consolidated balance sheets of RehabCare Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity, cash flows, and comprehensive earnings for the three-year period ended December 31, 2002, which report appears in the December 31, 2002 annual report on Form 10-K/A of RehabCare Group, Inc. Our report refers to the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."



/s/ KPMG LLP


St. Louis, Missouri
March 25, 2003

                                                                    EXHIBIT 99.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of RehabCare Group, Inc. (the "Company") on Form 10-K/A for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan C. Henderson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                      /s/       Alan C. Henderson
                                           --------------------------
                                                Alan C. Henderson
                                           Chief Executive Officer of
                                           RehabCare Group, Inc.
                                           March 25, 2003

                                                                    EXHIBIT 99.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of RehabCare Group, Inc. (the "Company") on Form 10-K/A for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent L. Germanese, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



                                      /s/       Vincent L. Germanese
                                           --------------------------
                                                Vincent L. Germanese

                                           Senior Vice President and
                                           Chief Financial Officer of
                                           RehabCare Group, Inc.
                                           March 25, 2003