Form 10-Q
period 2003-03-31
REHABCARE GROUP INC
filed 2003-05-14
CIK 812191

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

                         Commission File Number 0-19294
                                                -------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ________ to _________

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

                       Yes    X                 No
                            -----                   -----

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act.)  Yes    X                 No
                                         -----                  -----

Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                           Outstanding at May 12, 2003
--------------------------------------          ---------------------------
Common Stock, par value $.01 per share                    15,901,104


================================================================================

                                    1 of 21

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        March 31, 2003 (unaudited) and December 31, 2002                   3

      Condensed consolidated statements of earnings for the
        three months ended March 31, 2003 and 2002 (unaudited)             4

      Condensed consolidated statements of cash flows for the
        three months ended March 31, 2003 and 2002 (unaudited)             5

      Notes to condensed consolidated financial statements (unaudited)     6

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 11

   Item 3. - Quantitative and Qualitative Disclosures about Market Risks  16

   Item 4. - Controls and Procedures                                      16

Part II. - Other Information                                              16

   Item 1. - Legal Proceedings                                            16

   Item 4. - Submission of Matters to Security Holders                    17

   Item 6. - Exhibits and Reports on Form 8-K                             18

   Signatures                                                             19

   Certification of President and Chief Executive Officer                 20

   Certification of Chief Financial Officer                               21


                                    2 of 21

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements
-----------------------------------------------------

                              REHABCARE GROUP, INC.
                      Condensed Consolidated Balance Sheets
             (dollars in thousands, except share and per share data)

                                                      March 31,   December 31,
                                                        2003         2002
                                                        ----         ----
                  Assets                             (unaudited)
                  ------
Current assets:
    Cash and cash equivalents                         $ 13,280     $  9,580
    Marketable securities, available-for-sale                4            4
    Accounts receivable, net of allowance for doubtful
      accounts of $5,319 and $5,181, respectively       89,693       87,221
    Income taxes receivable                                 --        2,497
    Deferred tax assets                                  3,928        2,529
    Other current assets                                 3,709        3,625
                                                       -------      -------
      Total current assets                             110,614      105,456
Marketable securities, trading                           3,746        4,252
Equipment and leasehold improvements, net               18,843       19,844
Excess cost over net assets acquired, net              101,685      101,685
Other                                                    4,100        4,293
                                                       -------      -------
      Total assets                                    $238,988     $235,530
                                                       =======      =======


         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
    Accounts payable                                  $  1,558     $  1,959
    Accrued salaries and wages                          26,826       28,579
    Accrued expenses                                     8,204        7,072
    Income taxes payable                                    86           --
                                                       -------      -------
      Total current liabilities                         36,674       37,610
Deferred compensation and other long-term
   liabilities                                           3,805        4,266
Deferred tax liabilities                                 5,802        5,040
                                                       -------      -------
      Total liabilities                                 46,281       46,916
                                                       -------      -------

Stockholders' equity:
   Preferred stock, $.10 par value, authorized
      10,000,000 shares, none issued and outstanding        --           --
    Common stock, $.01 par value; authorized 60,000,000
      shares, issued 19,854,978 shares and 19,846,416
      shares as of March 31, 2003 and December 31,
      2002, respectively                                   199          198
    Additional paid-in capital                         111,719      111,671
    Retained earnings                                  135,496      131,452
    Less common stock held in treasury at cost,
      4,002,898 shares as of March 31, 2003 and
      December 31, 2002                                (54,704)     (54,704)
    Accumulated other comprehensive earnings                (3)          (3)
                                                       -------      -------
      Total stockholders' equity                       192,707      188,614
                                                       -------      -------
                                                      $238,988     $235,530
                                                       =======      =======

See accompanying notes to condensed consolidated financial statements.

                                    3 of 21

                              REHABCARE GROUP, INC.
                  Condensed Consolidated Statements of Earnings
                  (amounts in thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                   2003         2002
                                                   ----         ----

Operating revenues                               $138,842    $138,229
Costs and expenses:
   Operating expenses                             104,690     102,826
   Selling, general & administrative
      Divisions                                    18,290      18,980
      Corporate                                     6,796       7,946
   Depreciation and amortization                    2,239       1,925
                                                  -------     -------
     Total costs and expenses                     132,015     131,677
                                                  -------     -------

     Operating earnings                             6,827       6,552
Interest income                                        14         106
Interest expense                                     (165)       (165)
Other income (expense)                                (20)          3
                                                  -------     -------
Earnings before income taxes                        6,656       6,496
Income taxes                                        2,612       2,468
                                                  -------     -------
     Net earnings                                $  4,044    $  4,028
                                                  =======     =======

Net earnings per common share:
     Basic                                       $   0.26    $   0.23
                                                  =======     =======
     Diluted                                     $   0.25    $   0.22
                                                  =======     =======
Weighted-average number of
  common shares outstanding:
     Basic                                         15,851      17,338
                                                  =======     =======
     Diluted                                       16,443      18,211
                                                  =======     =======


See accompanying notes to condensed consolidated financial statements.

                                    4 of 21

                                REHABCARE GROUP, INC.
                   Condensed Consolidated Statements of Cash Flows
                               (dollars in thousands)
                                     (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                             2003       2002
                                                             ----       ----
Cash flows from operating activities:
   Net earnings                                          $  4,044   $  4,028
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation and amortization                       2,239      1,925
        Provision for doubtful accounts                       559      1,102
        Income tax benefit realized on employee
           stock option exercises                               7        171
        Change in assets and liabilities:
           Accounts receivable, net                        (3,031)     1,984
           Prepaid expenses and other current assets          (84)      (243)
           Other assets                                       118        130
           Accounts payable and accrued expenses              731     (1,449)
           Accrued salaries and wages                      (1,753)       746
           Deferred compensation                             (375)       190
           Income taxes                                     1,946      2,283
                                                          -------    -------
               Net cash provided by operating activities    4,401     10,867
                                                          -------    -------

Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net    (914)    (3,311)
   Purchase of marketable securities                          (77)      (183)
   Proceeds from sale/maturities of marketable securities     497      1,015
   Other, net                                                (249)      (723)
                                                          -------    -------
               Net cash used in investing activities         (743)    (3,202)
                                                          -------    -------

Cash flows from financing activities:
   Exercise of stock options                                   42        269
                                                          -------    -------
               Net cash provided by financing activities       42        269
                                                          -------    -------
               Net increase in cash
                  and cash equivalents                      3,700      7,934
Cash and cash equivalents at beginning of period            9,580     18,534
                                                          -------    -------
Cash and cash equivalents at end of period               $ 13,280   $ 26,468
                                                          =======    =======

See accompanying notes to condensed consolidated financial statements.

                                    5 of 21

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
               Three Month Periods Ended March 31, 2003 and 2002
                                   (Unaudited)

Note 1. - Basis of Presentation
-------------------------------

     The condensed consolidated balance sheets and related condensed consolidated statements of earnings, and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation.

     The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Reference is made to the Company's audited consolidated financial statements and the related notes as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of the Company's accounting policies.


Note 2. - Critical Accounting Policies and Estimates
----------------------------------------------------

     The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2002 Annual Report on Form 10-K, filed on March 14, 2003, in the Critical Accounting Policies and Estimates section of "Item 7. - Managements Discussion and Analysis of Financial Condition and Results of Operations."


Note 3. - Goodwill and Other Identifiable Intangible Assets
-----------------------------------------------------------

     Statement of Financial Accounting Standards (Statement) No. 142 "Goodwill and Other Intangible Assets" eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be tested for impairment at least annually, and more often when events indicate that an impairment may exist. An impairment loss must be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. As required by Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", a long-lived asset shall be tested for recoverability whenever a significant adverse change in the business climate occurs that could affect the value of a long-lived asset. Due to conditions in the healthcare staffing industry, our healthcare staffing division is experiencing declines in operating revenues and operating earnings, which resulted in the consolidation of certain branch locations within this division during this quarter. As a result, the Company has performed a test for recoverability under the provisions of Statement No. 144 as of March 31, 2003. In addition to the recoverability test under Statement No. 144, the Company performed an impairment test under the provisions of Statement No. 142 as of March 31, 2003. Based on the tests performed, the Company has determined that long-lived assets (including goodwill) are not impaired as of March 31, 2003. The Company will continue to perform impairment tests on a quarterly basis until events or circumstance indicate that testing is no longer required.

                                    6 of 21

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

Note 4. - Stock-Based Compensation
----------------------------------

     The Company accounts for stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, stock-based employee compensation cost is not reflected in net earnings, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   Three Months Ended
                                                        March 31,
                                                     2003        2002
                                                     ----        ----
                                          (in thousands, except per share data)

      Net earnings, as reported                    $4,044       $4,028
      Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                  1,098        1,157
                                                   ------       ------

      Pro forma net earnings                       $2,946       $2,871
                                                   ======       ======

      Basic net earnings per share: As reported     $0.26        $0.23
                                                    =====        =====
                                    Pro forma       $0.19        $0.17
                                                    =====        =====

      Diluted net earnings per share: As reported   $0.25        $0.22
                                                    =====        =====
                                      Pro forma     $0.18        $0.16
                                                    =====        =====

Note 5. - Net earnings per share
--------------------------------

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

                                    7 of 21

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

The following table sets forth the computation of basic and diluted net earnings per share:

                                                         Three Months Ended
                                                              March 31,
                                                         2003          2002
                                                         ----          ----
                                                           (in thousands,
                                                       except per share data)
Numerator:

Numerator for basic/diluted net earnings
   per share - net earnings available
   to common stockholders                             $  4,044       $ 4,028
                                                        ======        ======

Denominator:

Denominator for basic net earnings per share -
   weighted-average shares outstanding                  15,851        17,338

Effect of dilutive securities:
   Stock options                                           592           873
                                                        ------        ------

Denominator for diluted net earnings per share -
   adjusted weighted-average shares                     16,443        18,211
                                                        ======        ======

Basic net earnings per share                          $   0.26       $  0.23
                                                        ======        ======

Diluted net earnings per share                        $   0.25       $  0.22
                                                        ======        ======

Note 6. - Industry Segment Information
--------------------------------------

     The Company operates in two business segments that are managed separately based on fundamental differences in operations: program management services and healthcare staffing services. Program management includes hospital rehabilitation services (including inpatient acute rehabilitation and skilled nursing units and outpatient therapy programs) and contract therapy programs. All of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months ended March 31, 2003 and 2002 in each industry segment is as follows:

                                    8 of 21

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

                            Operating revenues from
                            Unaffiliated Customers         Operating Earnings
                            -----------------------      ----------------------
                                  (in thousands)              (in thousands)
                               Three months ended           Three months ended
                                    March 31,                    March 31,
                                2003          2002         2003           2002
                                ----          ----         ----           ----
   Program management:
     Hospital
     rehabilitation
     services                $ 46,159      $ 43,909     $  7,074      $  6,663
     Contract therapy          30,926        23,415        1,739         1,560
                              -------       -------      -------       -------
     Program
     management total          77,085        67,324        8,813         8,223
   Healthcare staffing         62,116        70,905       (1,986)       (1,671)
                              -------       -------      -------       -------
        Total                 139,201       138,229     $  6,827      $  6,552
                              =======       =======       ======        ======
        Less Intercompany
                revenues*         359            --
                              -------       -------
                             $138,842      $138,229
                              =======       =======

*Intercompany revenues represent healthcare staffing sales made to hospital rehabilitation services and contract therapy at market rates.

                               Depreciation and
                                 Amortization             Capital Expenditures
                             ---------------------       ----------------------
                                (in thousands)               (in thousands)
                              Three months ended           Three months ended
                                    March 31,                   March 31,
                                2003          2002         2003           2002
                                ----          ----         ----           ----
   Program management:
     Hospital
     rehabilitation
     services                $  1,467      $  1,225     $    355      $  2,230
     Contract therapy             318           227          276           904
                              -------       -------       ------        ------
     Program
     management total           1,785         1,452          631         3,134
   Healthcare staffing            454           473          283           177
                              -------       -------       -------       ------
        Total                $  2,239      $  1,925     $    914      $  3,311
                              =======       =======       =======       ======


                                  Total Assets            Unamortized Goodwill
                             ----------------------      ----------------------
                                 (in thousands)              (in thousands)
                                 as of March 31              as of March 31
                               2003          2002         2003           2002
                               ----          ----         ----           ----
   Program management:
     Hospital
     rehabilitation
     services                $109,546      $126,073     $ 35,739      $ 35,739
     Contract therapy          36,398        30,051       12,990        12,990
                              -------       -------      -------       -------
     Program
     management total         145,944       156,124       48,729        48,729
   Healthcare staffing         93,044       100,775       52,956        52,956
                              -------       -------      -------       -------
        Total                $238,988      $256,899     $101,685      $101,685
                              =======       =======      =======       =======

                                    9 of 21

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

Note 7. - Recent Accounting Pronouncements
------------------------------------------

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted Statement No. 143 effective January 1, 2003. The adoption of Statement No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

     In June 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company implemented Statement No. 146 on January 1, 2003. The adoption of Statement No. 146 did not have a material impact on the Company's consolidated financial position or results of operations.

     In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value- based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the reported results. While the Company has not elected to adopt fair value accounting for its stock-based compensation, it has complied with the new disclosure requirements under Statement No. 148. As adopted, this statement does not have a material impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which the variable interest was acquired before February 1, 2003. As adopted, this interpretation does not have a material effect on the Company's financial position or results of operations.

                                    10 of 21

REHABCARE GROUP, INC.

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include, but are not limited to, the effect and timing of additional corrective actions that may be taken in supplemental staffing, fluctuations in occupancy of and use of staffing agencies by the Company's hospital and long-term care clients, changes in and compliance with governmental reimbursement rates, regulations or policies, the inability to attract new client relationships or to retain existing client relationships, the inability, or additional costs, to attract operational and professional employees, the adequacy and effectiveness of operating and administrative systems, litigation risks, including an inability to predict the ultimate costs and liabilities or the disruption of RehabCare Group's operations, competitive effects on pricing and margins, and general economic conditions.

Results of Operations
---------------------

     The Company derives its revenue from two business segments: program management services for hospitals and skilled nursing facilities and healthcare staffing services. The Company's program management segment includes hospital rehabilitation services (including inpatient acute rehabilitation, skilled nursing units and outpatient therapy programs) and contract therapy programs. The Company's healthcare staffing segment includes both supplemental personnel and traveling personnel who are typically placed based on hourly and 13-week assignments, respectively.

Selected Operating Statistics:

                                                       Three Months Ended
                                                            March 31,
                                                        2003         2002
                                                        ----         ----
Hospital Rehabilitation Services
--------------------------------
Operating Revenues (in thousands)
  Inpatient                                            $34,137     $31,769
  Outpatient                                            12,022      12,140
                                                       -------     -------
  Total                                                $46,159     $43,909

Average Number of Programs
  Inpatient                                                138         134
  Outpatient                                                50          56
                                                           ---         ---
  Total                                                    188         190

Contract Therapy
----------------
Operating Revenues (in thousands)                      $30,926     $23,415
Average Number of Locations                                431         337


                                    11 of 21

REHABCARE GROUP, INC.

---------------------------------

                                                         Three Months Ended
                                                              March 31,
                                                         2003          2002
                                                         ----          ----
Healthcare Staffing
-------------------
Operating Revenues (in thousands)
  Supplemental                                         $35,436       $46,048
  Travel                                                26,680        24,857
                                                       -------       -------
  Total*                                               $62,116       $70,905

Gross Profit Margin
  Supplemental                                           20.3%         22.5%
  Travel                                                 19.8%         21.3%
  Total                                                  20.1%         22.1%

Weeks Worked
  Supplemental                                          25,134        35,403
  Travel                                                13,607        12,989
                                                        ------        ------
  Total                                                 38,741        48,392

Average Number of
  Supplemental branches                                     82           112

* Includes intercompany revenues of $0.4 million at market rates from the Company's healthcare staffing division to the Company's hospital rehabilitation and contract therapy divisions during the three months ended March 31, 2003.



Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
-------------------------------------------------------------------------------

Operating Revenues


     Operating revenues during the first quarter of 2003 increased by $0.6 million, or 0.4%, to $138.8 million compared to $138.2 million in the first quarter of 2002. Revenue increases in contract therapy, travel staffing and the inpatient segment of hospital rehabilitation services were offset by revenue decreases in supplemental staffing and the outpatient segment of hospital rehabilitation services.

     Hospital rehabilitation services revenues, consisting of inpatient and outpatient programs, increased by $2.3 million, or 5.1% from $43.9 million in the first quarter of 2002 to $46.2 million in the first quarter of 2003. Inpatient revenues increased by $2.4 million, or 7.5%, from $31.8 million in the first quarter of 2002 to $34.1 million in the first quarter of 2003 as a result of a 2.6% increase in the average number of programs operated and a 4.7% increase in average revenue per location, primarily resulting from contract modifications to conform with the prospective payment system for rehabilitation. Outpatient revenues decreased by $0.1 million from the first quarter of 2002 to $12.0 million in the first quarter of 2003, reflecting a 10.7% decrease in the average number of programs operated, offset by a 10.7% increase in the average revenue per outpatient program.

                                    12 of 21

REHABCARE GROUP, INC.

Three Months Ended March 31, 2003  Compared to Three Months Ended March 31, 2002
--------------------------------------------------------------------------------
(Continued)
-----------

     Contract therapy revenues increased by 32.1% from $23.4 million in the first quarter of 2002 to $30.9 million in the first quarter of 2003, primarily reflecting a 27.9% increase in the average number of locations and a 3.2% increase in the average revenue per location. The increase in the average revenue per location is primarily the result of same store growth and a continued focus on opening larger locations.

     Healthcare  staffing  revenues  decreased  from $70.9  million in the first quarter of 2002 to $62.1 million in the first quarter of 2003(including $0.4 million inter-company sales at market rates to inpatient and contract therapy). Supplemental staffing revenues decreased by $10.6 million, or 23.0%, to $35.4 million in the first quarter of 2003, reflecting the consolidation of branch locations in the first quarter as a result of a decline in the demand for staffing agency services. The average number of branch locations decreased from 112 in the first quarter of 2002 to 82 in the first quarter of 2003. The decrease in supplemental staffing revenues is attributable to a 29.0% decrease in weeks worked as a result of the consolidation of branch locations, offset by an 8.5% increase in average revenue per week worked as a result of placing more highly credentialed staff such as registered nurses as compared to certified nurse assistants, as well as increased bill rates. Travel staffing revenues increased by 7.3% from $24.9 million in the first quarter of 2002 to $26.7 million in the first quarter of 2003 as weeks worked and revenue per week worked increased 4.8% and 2.5%, respectively.


Cost and Expenses

     Operating expenses, excluding provision for doubtful accounts, as a percentage of operating revenues increased from 73.6% in the first quarter of 2002 to 75.0% in the first quarter of 2003, primarily reflecting the continued migration of the skill mix in our staffing division to more highly credentialed professionals and increased labor and benefit costs as a percentage of operating revenues in all divisions except inpatient, where increased productivity offset increased labor and benefit expenses. The provision for doubtful accounts as a percentage of operating revenues decreased from 0.8% in the prior year quarter to 0.4% in the current quarter due to the improvement in the aging categories of our accounts receivables. Selling, general and administrative expenses as a percentage of operating revenues decreased from 19.5% in the first quarter of 2002 to 18.1% in the first quarter of 2003 as a result of reductions in selling, general and administrative costs across all divisions except staffing which incurred approximately $0.8 million in branch office closing costs in the first quarter as a result of the consolidation of smaller branch locations. Depreciation and amortization expense as a percent of operating revenues increased to 1.6% from 1.4% due to depreciation expense recorded on additional capital expenditures.

     In the hospital rehabilitation services division, operating expenses (excluding provision for doubtful accounts) increased by 6.4%, or $1.9 million, primarily reflecting increased salary costs in inpatient as a result of the 7.5% increase in operating revenues and increased salary related expenses in both inpatient and outpatient as a result of higher workers compensation, professional liability and health insurance expenses. Lower than anticipated volumes in outpatient during the first two months of the quarter, combined with the increased salary-related costs as a percentage of operating revenues, resulted in lower profitability in outpatient, while increased productivity in inpatient more than offset the increased salary-related expenses, leading to increased profitability in inpatient. The provision for doubtful accounts as a percentage of operating revenues was comparable for each period. Selling, general and administrative expenses for this division decreased as a percentage of operating revenues from 9.3% to 9.1%, reflecting essentially the same costs on a greater operating revenue base. Corporate general and administrative

                                    13 of 21

REHABCARE GROUP, INC.

Three Months Ended March 31, 2003  Compared to Three Months Ended March 31, 2002
--------------------------------------------------------------------------------
(Continued)
-----------

expenses, which represent allocations of corporate office expenses based upon utilization by divisions, decreased for the division as a percentage of operating revenues from 5.5% to 4.5%. Depreciation and amortization expense as a percentage of operating revenues increased from 2.8% in the first quarter of 2002 to 3.2% in the first quarter of 2003, reflecting continued investments in software and developed software costs. As a result, operating earnings (earnings before interest and income taxes) increased from $6.7 million in the first quarter of 2002 to $7.1 million in the first quarter of 2003.

     In the contract therapy division, operating expenses (excluding provision for doubtful accounts) increased by 38.1%, or $6.5 million, primarily due to higher wage and benefits costs for therapists and a greater use of higher cost contract labor. The provision for doubtful accounts as a percentage of operating revenues was comparable for each period. Division selling, general and administrative expenses as a percentage of operating revenues decreased from 11.0% in the first quarter of 2002 to 9.2% in the first quarter of 2003. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, also decreased for the division as a percentage of operating revenues from 6.9% to 6.4%. Depreciation and amortization expense as a percentage of operating revenues were comparable for the two periods. Accordingly, operating earnings (earnings before interest and income taxes) in this division increased by $0.2 million, or 11.5%, to $1.7 million.

     In the staffing division, operating expenses decreased 10.2%, or $5.6 million, primarily due to the 12.4% decrease in operating revenues, offset by increased salary-related expenses. Gross profit margins in the supplemental staffing division decreased from 22.5% in the first quarter of 2002 to 20.3% in the first quarter of 2003, while gross profit margins in the travel division also decreased in the first quarter of 2003 to 19.8% compared to 21.3% in the comparable quarter last year. These decreases in gross profit margins are primarily the result of market-driven pricing adjustments, increased salary-related expenses and competitive efforts by healthcare clients to reduce agency staff. Provision for doubtful accounts decreased $0.6 million in the first quarter of 2003 compared to the first quarter of 2002 due to a decrease in operating revenues and improvement in accounts receivable aging. Division selling, general and administrative expenses as a percentage of operating revenues increased from 17.3% in the first quarter of 2002 to 18.1% in the first quarter of 2003 primarily due to the additional expenses of approximately $0.8 million incurred in the closing of less productive branches. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, decreased for the division as a percentage of operating revenues from 5.5% to 4.4%. Depreciation and amortization expenses as a percentage of operating revenues were comparable for both periods. Therefore, operating earnings (earnings before interest and income taxes) in the staffing group decreased by $0.3 million from a loss of $1.7 million in the first quarter of 2002 to a loss of $2.0 million.

Non-operating Items

      Interest income decreased by $0.1 million when comparing the first quarter of 2003 to the first quarter of 2002 as a result of decreased average cash balances and interest rates.

                                    14 of 21

REHABCARE GROUP, INC.

Three Months Ended March 31, 2003  Compared to Three Months Ended March 31, 2002
--------------------------------------------------------------------------------
(Continued)
-----------

     Interest expense primarily represents commitment fees paid on the unused portion of the line of credit and was comparable for the periods compared. The Company has no outstanding balance on the line of credit as of March 31, 2003 and March 31,2002.

     Earnings before income taxes increased by 2.5% to $6.7 million in the first quarter of 2003 from $6.5 million in the first quarter of 2002. The provision for income taxes was $2.6 million in the first quarter of 2003 compared to $2.5 million in the first quarter of 2002, reflecting effective income tax rates of 39.2% and 38.0%, respectively. The effective tax rate increase is a result of increased non-deductible meals provided to traveling radiologists in relation to earnings before income taxes. Net earnings in the first quarter of 2003 increased slightly as compared to the first quarter of 2002. Diluted net earnings per share increased by 11.3% from $0.22 in the first quarter of 2002 to $0.25 in the first quarter of 2003 primarily due to a 9.7% decrease in the weighted-average shares outstanding. The decrease in the weighted-average shares outstanding was attributable primarily to the repurchase of 1.7 million shares of common stock during the third quarter of 2002 and a smaller dilutive effect of stock options resulting from a lower average stock price.

Liquidity and Capital Resources

     As of March 31, 2003, we had $13.3 million in cash and current marketable securities and a current ratio, the amount of current assets divided by current liabilities, of 3.0 to 1. Working capital increased by $6.1 million to $73.9 million as of March 31, 2003 as compared to $67.8 million as of December 31, 2002 due to an increase in current assets of $5.2 million combined with a decrease in current liabilities of $0.9 million. The increase in current assets was primarily due to increased cash balances as a result of cash generated from operations and an increase in accounts receivable and deferred tax assets. Net accounts receivable were $89.7 million at March 31, 2003, compared to $87.2 million at December 31, 2002. The number of days' average net revenue in net receivables was 57.6 and 57.7 at March 31, 2003 and December 31, 2002,
respectively. The increase in deferred tax assets is primarily due to an increase in accrued vacation, accrued workers compensation and accrued professional liability insurance and an increase in the allowance for doubtful accounts. The decrease in current liabilities was primarily the result of a decrease in accrued salaries and wages due to the payout of accrued year-end bonuses in the first quarter offset by an increase in health insurance accruals and an increase in combined accounts payable and accrued expenses due to increased workers compensation and professional liability accruals and expenses.

     The Company's operating cash flows constitute the Company's primary source of liquidity and historically have been sufficient to fund working capital, capital expenditures, internal business expansion and debt service requirements. The Company expects to meet its future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $125.0 million revolving line of credit with no balance outstanding as of March 31, 2003. The Company has $6.2 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount the Company may borrow under the line of credit. The Company also has a $7.6 million promissory note issued to our workers compensation carrier as additional collateral. The promissory note is not recorded as a liability on the balance sheet as it would only become payable upon an event of default as defined in the security agreement with the workers compensation carrier.

                                    15 of 21

REHABCARE GROUP, INC.


Item 3. - Quantitative and Qualitative Disclosures About Market Risks
---------------------------------------------------------------------

     There have been no material changes in the reported market risks since the filing of the Company's Annual Report on Form 10K for the year ended December 31, 2002.


Item 4. - Controls and Procedures
---------------------------------

     As of March 31, 2003, the Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Part II. - Other Information
----------------------------

Item 1 - Legal Proceedings
--------------------------

     The Company is subject to various claims and legal actions in the ordinary course of business. These matters include, without limitation, professional liability and employee-related matters and inquiries and investigations by governmental agencies relating to Medicare or Medicaid reimbursement and other issues.

     In May 2002, the Company was named as a defendant in a suit filed in the United States District Court for the Eastern District of Missouri alleging violations of the federal securities laws and seeking to certify the suit as a class action. Certain current and former officers of the Company are also defendants in the suit and are being jointly defended with the Company. The court has appointed a lead plaintiff and lead counsel for the action. The proposed class consists of persons who purchased shares of the Company's common stock between August 10, 2000 and January 21, 2002. The plaintiffs filed an amended complaint in December 2002 that focuses primarily on alleged weaknesses in the software system selected by the Company's Staffing Group and the purported negative effects of such systems on the healthcare staffing services business operations. the Company's director and officer liability insurance carrier has preliminarily accepted coverage of the action, including the payment of defense costs after the satisfaction of the Company's deductible, subject to the applicable limits of the policy. The Company and other defendants recently filed a motion to dismiss with the court. No discovery has been commenced in the case pending the court's ruling on the motion to dismiss.

     In August 2002, each of the Company's directors was named as a defendant and the Company was named as the nominal defendant in a derivative suit filed in the Circuit Court of St. Louis County, Missouri. The complaint, which is based upon similar events as are alleged in the federal securities class action, was filed on behalf of the derivative plaintiff by a law firm that had earlier filed suit against the Company in the federal case. The Company filed a motion to dismiss based primarily on the derivative plaintiff's failure to make a pre-suit demand on the board, which was denied. The federal court hearing the securities law class action recently stayed discovery in the derivative proceeding until discovery commences in the federal securities law class action.

                                    16 of 21

REHABCARE GROUP, INC.

--------------------------------------

     In February 2003, the Company was named as a co-defendant in a complaint filed in the United States District Court for the Northern District of Illinois seeking investment banking fees under a retainer agreement executed by Maurice Echales in February 1997 on behalf of eai Healthcare Staffing Solutions ("eai"), a company that we acquired in December 1999. Mr. Echales, the former owner of eai, has also been named as a defendant in this suit. The complaint asserts fees in connection with three separate financing transactions and two acquisition transactions, which we understand were consummated by eai prior to its acquisition by the Company. The Company is a party to the suit in the Company's position as successor to eai. At the time of the acquisition, the Company had identified potential fees under this retainer agreement as a possible contingent liability of eai and the Company negotiated indemnification from Mr. Echales and his spouse in the stock purchase agreement for any fees and costs, including attorney's fees and expenses, arising from such retainer agreement. The Company and Mr. Echales have agreed in principle that Mr. Echales will indemnify the Company for all but one count in the complaint. The respective attorneys for the parties are currently preparing an indemnification agreement confirming Mr. Echales obligation to indemnify the Company.

Item 4. - Submission of Matters to Security Holders
---------------------------------------------------

     The Annual Meeting of Stockholders of the Company was held on Wednesday, April 30, 2003, at which time the stockholders voted to elect the six incumbent directors to hold office until the next annual meeting of stockholders of the Company or until their successors have been duly elected and qualified. The names of each of the directors of the Company who were reelected at the Annual Meeting and the votes cast "FOR" or for which authority to vote was "WITHHELD" is as follows:

Name                                For           Withheld Authority
----                                ---           ------------------
William G. Anderson             11,107,523             2,108,355
Colleen Conway-Welch             9,778,180             3,437,698
Alan C. Henderson               11,107,459             2,108,419
John H. Short                   11,107,523             2,108,355
H. Edwin Trusheim               11,107,523             2,108,355
Theodore M. Wight               11,107,523             2,108,355


                                    17 of 21

REHABCARE GROUP, INC.
---------------------

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)  Exhibits

             See exhibit index

    (b)  Reports on Form 8-K

             The Company has filed the following Current Reports on Form 8-K during the period ended March 31, 2003:

            Filing Date       Description of Event

         February 6, 2003     Item 9. Press release dated February 6, 2003,
                              announcing our earnings for the 4th quarter and year ended December 31, 2002 and 2003 earnings guidance.

                              Item 9. The script for a conference call held by the registrant on February 6, 2003.

         March 20, 2003       Item 9. Text of investor presentation in use
                              beginning March 20, 2003.

                                    18 of 21

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   REHABCARE GROUP, INC.

May 14, 2003



                                                By: /s/     Vincent L. Germanese
                                                    ----------------------------
                                                            Vincent L. Germanese
                                          Senior Vice President, Chief Financial
                                                           Officer and Secretary

                                    19 of 21

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


     Date: May 14, 2003                        By: /s/        Alan C. Henderson
                                                    ----------------------------
                                                               Alan C. Henderson
                                           President and Chief Executive Officer

                                    20 of 21

CERTIFICATION OF CHIEF FINANCIAL OFFICER
----------------------------------------

I, Vincent L. Germanese, certify that:

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

     Date: May 14, 2003                        By: /s/     Vincent L. Germanese
                                                    ----------------------------
                                                            Vincent L. Germanese
                                       Senior Vice President and Chief Financial
                                                           Officer and Secretary

                                    21 of 21

                                  EXHIBIT INDEX
                                  -------------

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

3.3 Amended and Restated Bylaws (filed as Exhibit 3.3 to the Registrant; Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.)

4.1 Rights Agreement, dated August 28, 2002, by and between the Registrant and Computershare Trust Company, Inc. (filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed September 5, 2002 and incorporated herein by reference)

10.1 Form of Termination Compensation Agreement for Alan C. Henderson *

99.1 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

99.2 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.


-------------------------

* Management contract or compensatory plan or arrangement

                                                                    Exhibit 10.1

                              REHABCARE GROUP, INC.
                      TERMINATION COMPENSATION AGREEMENT
                      ----------------------------------

     This agreement ("Agreement") has been entered into this 1st day of May, by and between RehabCare Group, Inc., a Delaware corporation (the "Company"), and Alan C. Henderson, an individual (the "Executive").

                                   RECITALS

     The Board of Directors of the Company has determined that it is in the best interests of the Company and its stockholders to reinforce and encourage the continued attention and dedication of the Executive to the Company as the Company's President and Chief Executive Officer and to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility or occurrence of a Change in Control (as defined below). The Board desires to provide for the continued employment of the Executive as President and Chief Executive Officer on terms competitive with those of other corporations, and the Executive is willing to rededicate himself and continue to serve the Company as its President and Chief Executive Officer. Additionally, the Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a potential or pending Change in Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any potential or pending Change in Control, and to provide the Executive with compensation and benefits arrangements upon any termination after a Change in Control and certain terminations of employment prior to a Change in Control which ensure that the compensation and benefits expectations of the Executive will be satisfied. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

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

     1.1(e) "Change in Control" means:

     (i) The acquisition by any individual, entity or group, or a Person (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) of ownership of twenty percent (20%) or more of either (a) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (b) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); or

     (ii) Individuals who, as the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election, by the Company's stockholders was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, as a member of the Incumbent Board, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule l4a-11 of Regulation l4A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

     (iii) Approval by the stockholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (a) more than fifty percent (50%) of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (b) no Person beneficially owns, directly or indirectly, twenty percent (20%) or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation, entitled to vote generally in the election of directors and (c) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation;

     (iv)  Approval  by the  stockholders  of  the  Company  of  (a) a  complete liquidation or dissolution of the Company or (b) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (1) more than forty percent (40%) of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (2) no Person beneficially owns, directly or indirectly, twenty percent (20%) or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (3) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

     1.1(f) "Change in Control Date" means the date that the Change in Control first occurs.

     1.1(g) "Company" has the meaning set forth in the first paragraph of this Agreement and, with regard to successors, in Section 5.2 of this Agreement.

     1.1(h) "Code" shall mean the Internal Revenue Code of 1986, as amended.

     1.1(i) "Date of Termination" has the meaning set forth in Section 3.6 of this Agreement.

     1.1(j) "Disability" has the meaning set forth in Section 3.2 of this Agreement.

     1.1(k) "Disability Effective Date" has the meaning set forth in Section 3.2 of this Agreement.

     1.1(l) "Effective Date" means the date of this Agreement.

     1.1(m) "Employment Period" means the period beginning on the Effective Date and ending on the later of (i) February 28, 2006, or (ii) February 28 of any succeeding year during which notice is given by either party (as described in Section 2.1 of this Agreement) of such party's intent not to renew this Agreement.

     1.1(n) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

     1.1(o) "Excise Tax" has the meaning set forth in Section 4.2(e)(i) of this Agreement.

     1.1(p) "Gross-Up Payment" has the meaning set forth in Section 4.2(i) of this Agreement.

     1.1(q) "Incentive Bonus" has the meaning set forth in Section 2.4(b) of this Agreement.

     1.1(r) "Incumbent Board" has the meaning set forth in Section 1.1(e)(ii) of this Agreement.

     1.1(s) "Notice of Termination" has the meaning set forth in Section 3.5 of this Agreement.

     1.1(t) "Other Benefits" has the meaning set forth in Section 4.1(e) of this Agreement.

     1.1(u)  "Outstanding  Company  Common  Stock" has the  meaning set forth in
     Section 1.1(e)(i) of this Agreement.

     1.1(v) "Outstanding Company Voting Securities" has the meaning set forth in
     Section 1.1(e)(i) of this Agreement.

     1.1(w) "Payment" has the meaning set forth in Section 4.2(e)(i) of this Agreement.

     1.1(x) "Person" means any "person" within the meaning of Sections 13(d) and 14(d) of the Exchange Act.

     1.1(y) "Prorated Target Bonus" has the meaning set forth in Section 4.1(b) of this Agreement.

     1.1(z) "Severance Bonus Amount" has the meaning set forth in Section 4.2(b) of this Agreement.

     1.1(aa)"Term" means the period that begins on the Effective Date and ends on the earlier of: (i) the Date of Termination, or (ii) the close of business on the later of February 28, 2006, or February 28 of any renewal term.

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

Section 2:    Terms and Conditions of Employment.

2.1 Period of Employment. The Executive shall remain in the employ of the Company throughout the Term of this Agreement in accordance with the terms and provisions of this Agreement. This Agreement will automatically renew for annual one-year periods unless either party gives the other written notice, by September 1, 2005, or September 1 of any succeeding year, of such party's intent not to renew this Agreement.

2.2  Positions and Duties.

     2.2(a) Throughout the Term of this Agreement, the Executive shall serve as President and Chief Executive Officer of the Company subject to the reasonable directions of the Board. The Executive shall have such authority and shall perform such duties as are specified by the Bylaws of the Company and the Board for the office of President and Chief Executive Officer, subject to the control exercised by the Board from time to time. In addition, each year throughout the Term that the Executive serves as the President and Chief Executive Officer of the Company, the Executive shall be nominated by the Nominating Committee and/or the Board for election as a director at the annual meeting of stockholders of the Company.

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

2.3 Situs of Employment. Throughout the Term of this Agreement, the Executive's services shall be performed at the location where the Executive was employed immediately prior to the Effective Date, or any office of the Company which is located in the greater St. Louis area.

2.4  Compensation.

     2.4(a) Annual Base Salary. At the date of this Agreement, the Executive shall receive an annual base salary ("Annual Base Salary") of Five Hundred Thousand Dollars ($500,000), which shall be paid in equal or substantially equal semi-monthly installments. During the Term of this Agreement, the Annual Base Salary payable to the Executive shall be reviewed at least annually and shall be increased at the discretion of the Board or the Compensation Committee of the Board but shall not be reduced.

     2.4(b) Incentive Bonuses. In addition to Annual Base Salary, the Executive shall be awarded the opportunity to earn an incentive bonus on an annual basis ("Incentive Bonus") under the incentive compensation plan approved by the Board or the Compensation Committee of the Board as of the Effective Date. During the Term of this Agreement, the annual target Incentive Bonus that the Executive will have the opportunity to earn shall be reviewed at least annually and be increased at the discretion of the Board or the Compensation Committee of the Board.

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

     2.4(h) Vacation. Throughout the Term of this Agreement, the Executive shall be entitled to paid vacation in accordance with the plans, policies, programs and practices as are generally provided to other peer executives of the Company, plus an additional one day per month.

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

3.4 Voluntary Termination by the Executive. The Executive may voluntarily terminate his employment with the Company for any reason or for no reason at any time during the Employment Period.

3.5 Notice of Termination. Any termination by the Company for Cause or Disability, or by the Executive for any reason or no reason, shall be communicated by Notice of Termination to the other party, given in accordance with Section 6.2. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, and (iii) if the Date of Termination (as defined in Section 3.6 hereof) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than fifteen (15) days after the giving of such notice). The failure of the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Cause shall not waive any right of the Company hereunder or preclude the Company from asserting such fact or circumstance in enforcing the Company's rights hereunder.

3.6 Date of Termination. "Date of Termination" means (i) if the Executive's employment is terminated by the Company for Cause, the Date of Termination shall be the date of receipt by the Executive of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be, or (iii) if the Executive's employment is voluntarily terminated by the Executive for any reason or no reason, the Date of Termination shall be a date specified in the Notice of Termination, (iv) if the Executive's employment is terminated by the Company other than for Cause, death, or Disability, the Date of Termination shall be the date of receipt by the Executive of the Notice of Termination; provided that if within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).

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

4.2 Benefits Upon a Change in Control. If a Change in Control occurs during the Employment Period and within three years after the Change in Control Date
     (a) the Company terminates the Executive's employment without Cause, or (b) the Executive voluntarily terminates employment with the Company for any reason or no reason, then the Executive shall become entitled to the payment of the benefits as provided below:

     4.2(a) Accrued Obligations. Within thirty (30) days after the Date of Termination, the Company shall pay to the Executive the Accrued Obligations and the Prorated Target Bonus.

     4.2(b) Severance Amount. Within thirty (30) days after the Date of Termination, the Company shall pay to the Executive as severance pay in a lump sum, in cash, an amount equal to 2.99 times the sum of the Executive's then-current Annual Base Salary and Severance Bonus Amount. For purposes of this Agreement, the term "Severance Bonus Amount" means an amount determined by averaging the percentages of the Executive's base salary that were actually paid to the Executive as an Incentive Bonus during the five most recently completed years prior to the year in which the Date of Termination occurs and multiplying such average percentage by the Executive's then-current Annual Base Salary.

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

4.5 Termination by the Company for Cause or Voluntarily by the Executive Prior to a Change in Control. If the Executive's employment shall be terminated by the Company for Cause during the Employment Period (either prior or subsequent to a Change in Control) or voluntarily by the Executive for any reason or for no reason prior to a Change in Control, this Agreement shall terminate without further obligations to the Executive, other than for (i) payment of the Executive's Accrued Obligations (as defined in Section 4.1(a)) (which shall be paid to the Executive in a lump sum in cash within thirty (30) days of the Date of Termination), and (ii) the timely payment or provision of Other Benefits (as defined in Section 4.1(e)), as applicable for such termination.

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

6.2 Notice. For purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses as set forth below; provided that all notices to the Company shall be directed to the attention of the Chairman of the Board, or to such other address as one party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

              Notice to Executive:
              -------------------
              Alan C. Henderson
              c/o RehabCare Group, Inc.
              7733 Forsyth Boulevard
              Suite 1700
              St. Louis, Missouri 63105

              Notice to Company:
              -----------------
              RehabCare Group, Inc.
              7733 Forsyth Boulevard
              Suite 1700
              St. Louis, Missouri 63105
              Attention: Chief Financial Officer

7.3 Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

7.4 Withholding. The Company may withhold from any amounts payable under this Agreement such Federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

7.5 Waiver. The Executive's or the Company's failure to insist upon strict compliance with any provision hereof or any other provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 3.4 shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

          IN WITNESS WHEREOF, the Executive and the Company, pursuant to the authorization from its Board, have caused this Agreement to be executed in its name on its behalf, all as of the day and year first above written.


                                    By: /s/   Alan C. Henderson
                                        ------------------------
                                              Alan C. Henderson


                                    REHABCARE GROUP, INC.


                                    By: /s/   H. Edwin Trusheim
                                        ------------------------
                                    Name:     H. Edwin Trusheim
                                    Title:  Chairman of the Board

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan C. Henderson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                      /s/       Alan C. Henderson
                                          ------------------------------------
                                                Alan C. Henderson
                                          Chief Executive Officer of
                                          RehabCare Group, Inc.
                                          May 14, 2003



* A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent L. Germanese, Senior Vice President Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                      /s/       Vincent L. Germanese
                                          ------------------------------------
                                                Vincent L. Germanese

                                          Chief Financial Officer
                                          RehabCare Group, Inc.
                                          May 14, 2003


* A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.