Form 10-Q
period 2003-06-30
REHABCARE GROUP INC
filed 2003-08-12
CIK 812191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

                         Commission File Number 0-19294
                                                -------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the transition period from _______ to ________


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

                                  314-863-7422
                                  ------------
                (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X                 No
                            _____                  ______

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act.)  Yes    X                 No
                                         _____                   _____

Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                           Outstanding at August 11, 2003
--------------------------------------          ------------------------------
Common Stock, par value $.01 per share                    16,068,527

                                    1 of 26

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        June 30, 2003 (unaudited) and December 31, 2002                    3

      Condensed consolidated statements of earnings for the three months and six months ended June 30, 2003 and 2002
         (unaudited)                                                       4

      Condensed consolidated statements of cash flows for the
        six months ended June 30, 2003 and 2002 (unaudited)                5

      Condensed consolidated statements of comprehensive
        earnings for three months and six months ended June 30,
        2003 and 2002 (unaudited)                                          6

      Notes to condensed consolidated financial statements (unaudited)     7

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 14

   Item 3. - Quantitative and Qualitative Disclosures about Market Risks  23

   Item 4. - Controls and Procedures                                      23

Part II. - Other Information                                              23

   Item 1. - Legal Proceedings                                            23

   Item 6. - Exhibits and Reports on Form 8-K                             25

   Signatures                                                             26

                                    2 of 26

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements
-----------------------------------------------------

                              REHABCARE GROUP, INC.
                      Condensed Consolidated Balance Sheets
             (dollars in thousands, except share and per share data)


                                                       June 30,    December 31,
                                                         2003          2002
                                                         ----          ----
                  Assets                              (unaudited)
                  ------
Current assets:
    Cash and cash equivalents                         $ 23,521     $  9,580
    Marketable securities, available-for-sale                6            4
    Accounts receivable, net of allowance for doubtful
      accounts of $5,243 and $5,181, respectively       86,304       87,221
    Income taxes receivable                              1,907        2,497
    Deferred tax assets                                  4,292        2,529
    Other current assets                                 3,433        3,625
                                                       -------      -------
      Total current assets                             119,463      105,456
Marketable securities, trading                           3,159        4,252
Equipment and leasehold improvements, net               18,547       19,844
Excess cost over net assets acquired, net              101,685      101,685
Other                                                    3,745        4,293
                                                       -------      -------
      Total assets                                    $246,599     $235,530
                                                       =======      =======

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
    Accounts payable                                  $  1,577     $  1,959
    Accrued salaries and wages                          28,227       28,579
    Accrued expenses                                     7,921        7,072
                                                       -------      -------
      Total current liabilities                         37,725       37,610
Deferred compensation and other long-term
   liabilities                                           3,163        4,266
Deferred tax liabilities                                 6,559        5,040
                                                       -------      -------
      Total liabilities                                 47,447       46,916
                                                       -------      -------

Stockholders' equity:
   Preferred stock, $.10 par value, authorized
      10,000,000 shares, none issued and outstanding        --           --
    Common stock, $.01 par value; authorized 60,000,000
      shares, issued 20,057,456 shares and 19,846,416
      shares as of June 30, 2003 and December 31,
      2002, respectively                                   201          198
    Additional paid-in capital                         113,703      111,671
    Retained earnings                                  139,953      131,452
    Less common stock held in treasury at cost,
      4,002,898 shares as of June 30, 2003 and
      December 31, 2002                                (54,704)     (54,704)
    Accumulated other comprehensive earnings                (1)          (3)
                                                       -------      -------
      Total stockholders' equity                       199,152      188,614
                                                       -------      -------
                                                      $246,599     $235,530
                                                       =======      =======


     See accompanying notes to condensed consolidated financial statements.

                                    3 of 26

                              REHABCARE GROUP, INC.
                  Condensed Consolidated Statements of Earnings
                  (amounts in thousands, except per share data)
                                   (Unaudited)


                                   Three Months Ended       Six Months Ended
                                         June 30,               June 30,
                                     2003       2002         2003       2002
                                     ----       ----         ----       ----

Operating revenues                 $136,043   $140,836     $274,885    $279,065
Costs and expenses:
   Operating expenses               102,215    103,623      206,905     206,449
   Selling, general & administrative
      Divisions                      17,137     18,839       35,427      37,819
      Corporate                       6,939      6,813       13,735      14,759
   Depreciation and amortization      2,106      2,035        4,345       3,960
                                    -------    -------      -------     -------
     Total costs and expenses       128,397    131,310      260,412     262,987
                                    -------    -------      -------     -------

     Operating earnings               7,646      9,526       14,473      16,078
Interest income                          29        105           43         211
Interest expense                       (183)      (160)        (348)       (325)
Other income (expense)                  (53)         1          (73)          4
                                    -------    -------      -------     -------
Earnings before income taxes          7,439      9,472       14,095      15,968
Income taxes                          2,982      3,600        5,594       6,068
                                    -------    -------      -------     -------
     Net earnings                  $  4,457   $  5,872     $  8,501    $  9,900
                                    =======    =======      =======     =======

Net earnings per common share:
     Basic                         $   0.28   $   0.34     $   0.53    $   0.57
                                    =======    =======      =======     =======
     Diluted                       $   0.27   $   0.32     $   0.52    $   0.54
                                    =======    =======      =======     =======
Weighted-average number of
   common shares outstanding:
     Basic                           15,945     17,413       15,898      17,376
                                    =======    =======      =======     =======
     Diluted                         16,444     18,298       16,469      18,267
                                    =======    =======      =======     =======

     See accompanying notes to condensed consolidated financial statements.

                                    4 of 26

                                REHABCARE GROUP, INC.
                   Condensed Consolidated Statements of Cash Flows
                               (dollars in thousands)
                                     (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             2003       2002
                                                             ----       ----
Cash flows from operating activities:
   Net earnings                                          $  8,501   $  9,900
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation and amortization                       4,345      3,960
        Provision for doubtful accounts                     1,612      2,239
        Write-down of investment                               50         --
        Income tax benefit realized on employee
           stock option exercises                             583        339
        Change in assets and liabilities:
           Accounts receivable, net                          (695)     5,148
           Prepaid expenses and other current assets          192       (448)
           Other assets                                       189        221
           Accounts payable and accrued expenses              467     (4,649)
           Accrued salaries and wages                        (352)     2,743
           Deferred compensation                             (608)       242
           Income taxes                                       346      1,636
                                                           ------     ------
               Net cash provided by operating activities   14,630     21,331
                                                           ------     ------

Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net  (2,397)    (6,322)
   Purchase of marketable securities                         (189)      (269)
   Proceeds from sale/maturities of marketable securities     787      1,031
   Other, net                                                (342)    (1,124)
                                                           ------     ------
               Net cash used in investing activities       (2,141)    (6,684)
                                                           ------     ------

Cash flows from financing activities:
   Exercise of stock options                                1,452        856
                                                           ------     ------
               Net cash provided by financing activities    1,452        856
                                                           ------     ------
               Net increase in cash
                  and cash equivalents                     13,941     15,503
Cash and cash equivalents at beginning of period            9,580     18,534
                                                           ------     ------
Cash and cash equivalents at end of period               $ 23,521   $ 34,037
                                                           ======    =======

     See accompanying notes to condensed consolidated financial statements.

                                    5 of 26

                              REHABCARE GROUP, INC.
           Condensed Consolidated Statements of Comprehensive Earnings
                             (dollars in thousands)
                                   (Unaudited)


                                 Three Months Ended          Six Months Ended
                                     June 30,                    June 30,
                                 2003         2002           2003       2002
                                 ----         ----           ----       ----

Net earnings                  $  4,457       $  5,872      $  8,501     $ 9,900

Other comprehensive earnings:
    Unrealized holding gains
    (losses) arising during
    period on securities             3            (12)            3         (12)
    Income tax benefit (expense)    (1)             3            (1)          3
                               -------       --------       -------    --------

Comprehensive earnings        $  4,459       $  5,863      $  8,503     $ 9,891
                               =======        =======       =======      ======


     See accompanying notes to condensed consolidated financial statements.

                                    6 of 26

REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                 Six Month Periods Ended June 30, 2003 and 2002
                                   (Unaudited)

Note 1. - Basis of Presentation
-------------------------------

     The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation.

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


Note 2. - Critical Accounting Policies and Estimates
----------------------------------------------------

     The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2002 Annual Report on Form 10-K, filed on March 14, 2003, in the Critical Accounting Policies and Estimates section of "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations."


Note 3. - Goodwill and Other Identifiable Intangible Assets
-----------------------------------------------------------

     Statement of Financial Accounting Standards (Statement) No. 142 "Goodwill and Other Intangible Assets" eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be tested for impairment at least annually, and more often when events indicate that an impairment may exist. An impairment loss must be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. As required by Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", a long-lived asset shall be tested for recoverability whenever a significant adverse change in the business climate occurs that could affect the value of a long-lived asset. Due to conditions in the healthcare staffing industry, our healthcare staffing division is experiencing declines in operating revenues and operating earnings. As a result, the Company has performed a test for recoverability under the provisions of Statement No. 144 and Statement No. 142 as of June 30, 2003. Based on the tests performed, the Company has determined that long-lived assets (including goodwill) are not impaired as of June 30, 2003. The Company will continue to perform impairment tests on a quarterly basis until events or circumstance indicate that testing is no longer required.

                                    7 of 26

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

                                          Three Months Ended    Six Months Ended
                                               June 30,              June 30,
                                            2003     2002        2003     2002
                                            ----     ----        ----     ----
                                           (in thousands, except per share data)

Net earnings, as reported                  $4,457   $5,872      $8,501   $9,900
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                1,083    1,286       2,181    2,443
                                           ------   ------      ------   ------

Pro forma net earnings                     $3,374   $4,586      $6,320   $7,457
                                           ======   ======      ======   ======

Basic net earnings per share: As reported   $0.28    $0.34       $0.53    $0.57
                                            =====    =====       =====    =====
                              Pro forma     $0.21    $0.26       $0.40    $0.43
                                            =====    =====       =====    =====

Diluted net earnings per share: As reported $0.27    $0.32       $0.52    $0.54
                                            =====    =====       =====    =====
                                Pro forma   $0.21    $0.25       $0.38    $0.41
                                            =====    =====       =====    =====

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

                                    8 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

The following table sets forth the computation of basic and diluted net earnings per share:

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                            2003      2002      2003      2002
                                            ----      ----      ----      ----
                                          (in thousands, except per share data)
Numerator:
Numerator for basic/diluted net
   earnings per share - net earnings
   available to common stockholders       $ 4,457   $ 5,872   $ 8,501   $ 9,900
                                           ======    ======    ======    ======
Denominator:

Denominator for basic net earnings
   per share - weighted-average
   shares outstanding                      15,945    17,413    15,898    17,376

Effect of dilutive securities:
   Stock options                              499       885       571       891
                                           ------    ------    ------    ------
Denominator for diluted net
   earnings per share - adjusted
   weighted-average shares                 16,444    18,298    16,469    18,267
                                           ======    ======    ======    ======

Basic net earnings per share              $  0.28   $  0.34    $ 0.53   $  0.57
                                           ======    ======    ======    ======

Diluted net earnings per share            $  0.27   $  0.32    $ 0.52   $  0.54
                                           ======    ======    ======    ======

Note 6. - Industry Segment Information
--------------------------------------

     The Company operates in two business segments that are managed separately based on fundamental differences in operations: program management services and healthcare staffing services. Program management includes hospital rehabilitation services (including inpatient acute rehabilitation and skilled nursing units and outpatient therapy programs) and contract therapy programs. All of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months and six months ended June 30, 2003 and 2002 in each industry segment is as follows:

                                    9 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

                               Three Months Ended           Six Months Ended
                                    June 30,                    June 30,
                               2003          2002         2003           2002
                               ----          ----         ----           ----
Operating Revenues from
Unaffiliated Customers                         (in thousands)
--------------------------
   Program management:
     Hospital
     rehabilitation
     services                $ 46,313      $ 44,669      $ 92,472      $ 88,578
     Contract therapy          32,914        25,607        63,840        49,022
                             --------      --------      --------      --------
     Program
     management total          79,227        70,276       156,312       137,600
   Healthcare staffing         57,194        70,560       119,310       141,465
                             --------      --------      --------      --------
        Subtotal              136,421       140,836       275,622       279,065
        Less Intercompany
                revenues*        (378)           --          (737)           --
                             --------      --------      --------      --------
        Total                $136,043      $140,836      $274,885      $279,065
                             ========      ========      ========      ========

*Intercompany revenues represent healthcare staffing sales made to hospital rehabilitation services and contract therapy at market rates.

                               Three Months Ended           Six Months Ended
                                    June 30,                    June 30,
                               2003          2002         2003           2002
                               ----          ----         ----           ----
Operating Earnings                             (in thousands)
--------------------------
   Program management:
     Hospital
     rehabilitation
     services                $  7,943      $  7,757      $ 15,017      $ 14,420
     Contract therapy           1,812         2,095         3,551         3,655
                             --------      --------      --------      --------
     Program
     management total           9,755         9,852        18,568        18,075
   Healthcare staffing         (2,109)         (326)       (4,095)       (1,997)
                             --------      --------      --------      --------
        Total                $  7,646      $  9,526      $ 14,473      $ 16,078
                             ========      ========      ========      ========

                              Three Months Ended            Six Months Ended
                                    June 30,                    June 30,
                               2003          2002         2003           2002
                               ----          ----         ----           ----
Depreciation and
Amortization                                   (in thousands)
--------------------------
   Program management:
     Hospital
     rehabilitation
     services                $  1,305      $  1,321      $  2,772      $  2,546
     Contract therapy             332           265           650           492
                             --------      --------      --------      --------
     Program
     management total           1,637         1,586         3,422         3,038
   Healthcare staffing            469           449           923           922
                             --------      --------      --------      --------
        Total                $  2,106      $  2,035      $  4,345      $  3,960
                             ========      ========      ========      ========

                                    10 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

                               Three Months Ended           Six Months Ended
                                    June 30,                    June 30,
                               2003          2002         2003           2002
                               ----          ----         ----           ----
Capital Expenditures                           (in thousands)
--------------------------
   Program management:
     Hospital
     rehabilitation
     services                $    447      $  1,471      $    802      $  3,701
     Contract therapy             354         1,423           630         2,327
                             --------      --------      --------      --------
     Program
     management total             801         2,894         1,432         6,028
   Healthcare staffing            682           117           965           294
                             --------      --------     ---------      --------
        Total                $  1,483      $  3,011      $  2,397      $  6,322
                             ========      ========      ========      ========

                                 Total Assets             Unamortized Goodwill
                                 ------------             --------------------
                                    June 30,                    June 30,
                               2003          2002         2003           2002
                               ----          ----         ----           ----
                                               (in thousands)
   Program management:
     Hospital
     rehabilitation
     services                $121,677      $133,899      $ 35,739      $ 35,739
     Contract therapy          38,037        30,669        12,990        12,990
                             --------      --------      --------      --------
     Program
     management total         159,714       164,568        48,729        48,729
   Healthcare staffing         86,885        96,424        52,956        52,956
                             --------      --------      --------      --------
        Total                $246,599      $260,992      $101,685      $101,685
                             ========      ========      ========      ========

                                    11 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

Note 7. - Recent Accounting Pronouncements
------------------------------------------

     In June 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company implemented Statement No. 146 on January 1, 2003. The adoption of Statement No. 146 did not have a material impact on the Company's consolidated financial position or results of operations for the three months and six months ended June 30, 2003.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As adopted, this interpretation does not have a material effect on the Company's financial position or results of operations other than the additional disclosure requirements.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which the variable interest was acquired before February 1, 2003. As adopted, this interpretation does not have a material effect on the Company's financial position or results of operations.

                                    12 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not anticipate that the adoption of Statement No. 149 will have a material effect on the Company's consolidated financial position or results of operations.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted Statement No. 150 on June 1, 2003. The adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operations.


Note 8 - Related Party Transaction
----------------------------------

     During the second quarter of 2003, the Company entered into an agreement with Phase II Consulting, LLC ("Phase II"). Per the terms of the agreement, Phase II will provide the Company with management, consulting and advisory services, including having John H. Short, Ph.D., the managing director of Phase II and a member of the Company's Board of Directors, serve as interim President and Chief Executive Officer of the Company. The term of the agreement commenced on June 3, 2003 and will end on the date specified by either party in a written termination notice. A monthly consulting fee of $55,000 will be paid to Phase II during the term of the agreement plus reimbursement of business expenses. In addition, Phase II will be entitled to an incentive fee based on a predetermined formula that takes into account the Company's results during the term of the agreement and is capped at $1.3 million. The incentive fee will be paid in cash or shares of the Company's stock at the election of Phase II and must be paid within 30 days of the determination of the amount of incentive due.


Note 9. - Subsequent Event
--------------------------

     On July 30,  2003,  the  Company  announced a  comprehensive  multi-faceted
restructuring   program   to  return  the   Company   to  growth  and   improved
profitability. Key elements of the program are:

1. An examination of the Company's service offerings, emphasizing a continuum of services approach to redesign the value proposition of our existing services.
2. Enhancement of client relationships to provide more comprehensive service offerings creating long-term partnerships;
3.    Acquisitions in each division; and
4. Operational restructuring, which will ensure RehabCare's competitiveness in the marketplace.

                                    13 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

     As a result of the restructuring, the Company anticipates a termination benefits charge of approximately $0.6 million after taxes in the third quarter related to the elimination of approximately 75 positions.

Note 10 - Commitments
---------------------

     As part of the restructuring program, the Company is focusing its efforts on developing longer term client relationships and reducing general and administrative expenses in its staffing division. To accomplish these objectives, the Company is developing the capability to integrate its information systems with the clients it serves and eliminate contracted system services. The integration involves upgrading the division's current operating platform and the Company's general ledger software. The Company has future purchase commitments under this integration program totaling approximately $2.5 million and expects the implementation of the new systems to be completed during the first quarter of 2004.


Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include, but are not limited to, the cost, effect and timing of restructuring activities that have been commenced, including our ability to achieve the annual expense reductions anticipated; the timing and rate of the resumed growth in the staffing division; changes in and compliance with governmental reimbursement rates; regulations or policies affecting the hospital rehabilitation services and contract therapy divisions, including the Company's estimates with respect to the effect of newly promulgated regulations on the Company's business; the Company's ability to attract new client relationships or to retain and grow existing client relationships through the integration of our new information system with those of our clients and the development of alternative product offerings; our ability to identify and consummate strategic acquisitions to accelerate growth in our divisions; the Company's ability, and the additional costs, to attract operational and professional employees; significant increases in health, worker's compensation and professional and general liability insurance premiums; the adequacy and effectiveness of operating and administrative systems; litigation risks, including the Company's ability to predict the ultimate costs and liabilities or the disruption of the Company's operations; competitive effects on pricing and margins; and general economic conditions, including efforts by insurers, healthcare providers and others to contain healthcare costs.

                                    14 of 26

REHABCARE GROUP, INC.


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

Selected Operating Statistics:
                                       Three Months Ended      Six Months Ended
                                             June 30,               June 30,
                                        2003        2002        2003      2002
                                        ----        ----        ----      ----
Hospital Rehabilitation Services
--------------------------------
Operating Revenues (in thousands)
  Inpatient                          $ 33,778    $ 32,057    $ 67,915  $ 63,826
  Outpatient                           12,535      12,612      24,557    24,752
                                      -------     -------      ------    ------
  Total                              $ 46,313    $ 44,669    $ 92,472  $ 88,578

Average Number of Programs
  Inpatient                               134         134         136       134
  Outpatient                               49          55          50        56
                                          ---         ---         ---       ---
  Total                                   183         189         186       190

Inpatient Patient Days                179,003     186,206     364,936   371,221
Outpatient Visits                     321,684     349,264     640,054   703,561

Contract Therapy
Operating Revenues (in thousands)    $ 32,914    $ 25,607    $ 63,840  $ 49,022
Average Number of Locations               455         374         443       356
Average Revenue per Location         $ 72,402    $ 68,488    $144,113  $137,856

                                    15 of 26

REHABCARE GROUP, INC.

Operating Statistics: (Continued)

                                      Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                      2003        2002        2003       2002
                                      ----        ----        ----       ----
Healthcare Staffing
-------------------
Operating Revenues (in thousands)
  Supplemental                     $ 32,459    $ 44,320    $ 67,895    $ 90,368
  Travel                             24,735      26,240      51,415      51,097
                                    -------     -------     -------     -------
  Total*                           $ 57,194    $ 70,560    $119,310    $141,465

Gross Profit Margin
  Supplemental                         20.4%       23.9%       20.4%       23.2%
  Travel                               19.0%       21.5%       19.4%       21.4%
  Total                                19.8%       23.0%       20.0%       22.5%

Weeks Worked
  Supplemental                       23,386      33,789      48,520      69,192
  Travel                             12,589      13,314      26,196      26,303
                                     ------      ------      ------      ------
  Total                              35,975      47,103      74,716      95,495

Average Number of
  Supplemental branches                  76         111          79         112

* Includes intercompany revenues of $0.4 million and $0.7 million at market rates from the Company's healthcare staffing division to the Company's hospital rehabilitation and contract therapy divisions during the three months and six months ended June 30, 2003.


Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
-----------------------------------------------------------------------------

Operating Revenues


     Operating revenues during the second quarter of 2003 decreased by $4.8 million, or 3.4%, to $136.0 million compared to $140.8 million in the second quarter of 2002. Revenue decreases in supplemental and travel staffing and the outpatient segment of hospital rehabilitation services were partially offset by revenue increases in contract therapy and the inpatient segment of hospital rehabilitation services.

     Hospital rehabilitation services revenues, consisting of hospital inpatient and outpatient programs, increased by $1.6 million, or 3.7%, from $44.7 million in the second quarter of 2002 to $46.3 million in the second quarter of 2003. Inpatient revenues increased by $1.7 million, or 5.4%, from $32.1 million in the second quarter of 2002 to $33.8 million in the second quarter of 2003 primarily as a result of a 5.5% increase in average revenue per location. The increase in average revenue per location primarily resulted from contract modifications to conform with the prospective payment system for rehabilitation facilities. Outpatient revenues decreased by $0.1 million from the second quarter of 2002 to $12.5 million in the second quarter of 2003, reflecting an 11.3% decrease in the average number of programs operated, offset by a 12.0% increase in the average revenue per outpatient program.

                                    16 of 26

REHABCARE GROUP, INC.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
-----------------------------------------------------------------------------
(Continued)
-----------

     Contract therapy revenues increased by 28.5% from $25.6 million in the second quarter of 2002 to $32.9 million in the second quarter of 2003, primarily reflecting a 21.6% increase in the average number of locations and a 5.7% increase in the average revenue per location. The increase in the average revenue per location is primarily the result of same store growth and a continued focus on opening larger locations.

     Healthcare staffing revenues decreased from $70.6 million in the second quarter of 2002 to $57.2 million in the second quarter of 2003(including $0.4 million inter-company sales at market rates to the hospital rehabilitation services and contract therapy divisions). Supplemental staffing revenues decreased by $11.9 million, or 26.8%, to $32.5 million in the second quarter of 2003, reflecting the consolidation of branch locations in the first quarter of 2003 and a decline in the demand for staffing agency services. The average number of branch locations decreased from 111 in the second quarter of 2002 to 76 in the second quarter of 2003. The decrease in supplemental staffing revenues is attributable to a 30.8% decrease in weeks worked as a result of the consolidation of branch locations and a decline in demand, offset by a 5.8% increase in average revenue per week worked. The increase in average revenue per week worked was a result of placing more highly credentialed staff such as registered nurses as compared to certified nurse assistants, as well as increased bill rates. Travel staffing revenues decreased by 5.7% from $26.2 million in the second quarter of 2002 to $24.7 million in the second quarter of 2003 as weeks worked and revenue per week worked decreased 5.4% and 0.3%, respectively.


Cost and Expenses

     Operating expenses, excluding provision for doubtful accounts, as a percentage of operating revenues increased from 72.8% in the second quarter of 2002 to 74.4% in the second quarter of 2003, primarily reflecting the continued migration of the skill mix in our staffing division to more highly credentialed professionals and increased labor and benefit costs as a percentage of operating revenues in all divisions except inpatient, where increased productivity offset increased labor and benefit expenses. The provision for doubtful accounts as a percentage of operating revenues was comparable for both periods. Division selling, general and administrative expenses as a percentage of operating revenues decreased from 13.4% in the second quarter of 2002 to 12.6% in the second quarter of 2003 primarily due to reductions in contract therapy, the outpatient segment of hospital rehabilitation services, and staffing. Corporate selling, general and administrative expenses as a percentage of revenues increased from 4.8% in the second quarter of 2002 to 5.1% in the second quarter of 2003 primarily reflecting increased legal expenses associated with researching and commenting on the Centers for Medicare and Medicaid Services proposed 75 percent rule. Depreciation and amortization expense as a percent of operating revenues increased to 1.5% from 1.4% due to depreciation expense recorded on additional capital expenditures.

     In the hospital rehabilitation services division, operating expenses (excluding provision for doubtful accounts) increased by 3.1%, or $0.9 million, primarily reflecting increased salary related expenses in both inpatient and outpatient as a result of higher workers compensation, professional liability and health insurance expenses. Lower than anticipated volumes in outpatient during the period as a result of the decreased average number of locations offset by increased visits per location, combined with the increased salary-related costs as a percentage of operating revenues, resulted in lower profitability in outpatient. Increased productivity in inpatient more than offset the increased salary-related expenses, leading to increased profitability in inpatient. The provision for doubtful accounts as a percentage of operating revenues increased from 0.2% to 0.4%, primarily as a result of the normal evaluation of the creditworthiness of the Company's clients. Selling, general

                                    17 of 26

REHABCARE GROUP, INC.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
-----------------------------------------------------------------------------
(Continued)
-----------

and  administrative  expenses  for this  division as a  percentage  of operating revenues was comparable at 9.2% for each period. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, increased for the division as a percentage of operating revenues from 4.3% to 4.8% primarily reflecting increased legal fees associated with researching and commenting on the Centers for Medicare and Medicaid Services proposed 75 percent rule. Depreciation and amortization expense as a percentage of operating revenues decreased from 3.0% in the second quarter of 2002 to 2.8% in the second quarter of 2003, reflecting a change in the useful life of a software system from 3 years to 5 years. Operating earnings (earnings before interest and income taxes) in this division increased from $7.8 million in the second quarter of 2002 to $7.9 million in the second quarter of 2003.

     In the contract therapy division, operating expenses (excluding provision for doubtful accounts) increased by 35.4%, or $6.6 million, primarily due to higher wage and benefits costs for therapists, a greater use of higher-cost contract labor, and increased salary-related expenses. The provision for doubtful accounts as a percentage of operating revenues was comparable for each period. Division selling, general and administrative expenses as a percentage of operating revenues decreased from 9.9% in the second quarter of 2002 to 9.2% in the second quarter of 2003, primarily as a result of revenues increasing faster than selling, general and administrative expenses. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, also decreased for the division as a percentage of operating revenues from 6.5% to 5.9%. Depreciation and amortization expense as a percentage of operating revenues was comparable for the two periods. Operating earnings (earnings before interest and income taxes) in this division decreased by $0.3 million, or 13.5%, to $1.8 million.

     In the staffing division, operating expenses (excluding provision for doubtful accounts) decreased 15.6%, or $8.5 million, primarily due to the decrease in weeks worked. Gross profit margins in the supplemental staffing division decreased from 23.9% in the second quarter of 2002 to 20.4% in the second quarter of 2003, while gross profit margins in the travel division also decreased in the second quarter of 2003 to 19.0% compared to 21.5% in the comparable quarter last year. These decreases in gross profit margins are primarily the result of market-driven pricing adjustments, increased salary-related expenses and competitive efforts by healthcare clients to reduce agency staff. The provision for doubtful accounts decreased $0.3 million in the second quarter of 2003 compared to the second quarter of 2002, primarily as a result of the normal evaluation of the creditworthiness of the Company's clients showing improvement as supported by the improvement in accounts receivable aging. Division selling, general and administrative expenses as a percentage of operating revenues decreased from 17.3% in the second quarter of 2002 to 17.2% in the second quarter of 2003. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, increased for the division as a percentage of operating revenues from 4.6% to 4.8%. Depreciation and amortization expenses as a percentage of operating revenues increased from 0.6% in the second quarter of 2002 to 0.8% in the second quarter of 2003, primarily due to similar expense on less revenues. Operating earnings (earnings before interest and income taxes) in the staffing group decreased by $1.8 million from a loss of $0.3 million in the second quarter of 2002 to a loss of $2.1 million in the second quarter of 2003.

                                    18 of 26

REHABCARE GROUP, INC.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
-----------------------------------------------------------------------------
(Continued)
-----------

Non-operating Items

     Interest income decreased by $0.1 million when comparing the second quarter of 2003 to the second quarter of 2002 as a result of decreased average cash balances and interest rates.

     Interest expense primarily represents commitment fees paid on the unused portion of the line of credit and letter of credit fees and increased slightly for the periods compared as a result of increased letters of credit. The Company had no outstanding balance on the line of credit as of June 30, 2003 and June 30,2002.

     Earnings before income taxes decreased by 21.5% to $7.4 million in the second quarter of 2003 from $9.5 million in the second quarter of 2002. The provision for income taxes was $3.0 million in the second quarter of 2003 compared to $3.6 million in the second quarter of 2002, reflecting effective income tax rates of 40.1% and 38.0%, respectively. The effective tax rate increase was primarily a result of increased non-deductible meals provided to traveling radiologists and nurses in relation to earnings before income taxes. Net earnings in the second quarter of 2003 decreased to $4.5 million as compared to $5.9 million in the second quarter of 2002. Diluted net earnings per share decreased by 15.5% from $0.32 in the second quarter of 2002 to $0.27 in the second quarter of 2003. A 10.1% decrease in the weighted-average shares outstanding was attributable primarily to the repurchase of 1.7 million shares of common stock during the third quarter of 2002 and a smaller dilutive effect of stock options resulting from a lower average stock price.


Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

Operating Revenues

     Operating revenues during the first six months of 2003 decreased by $4.2 million, or 1.5%, to $274.9 million compared to $279.1 million in the first six months of 2002. Revenue decreases in supplemental staffing and the outpatient segment of hospital rehabilitation services were partially offset by revenue increases in contract therapy, travel staffing and the inpatient segment of hospital rehabilitation services.

     Hospital rehabilitation services revenues, consisting of hospital inpatient and outpatient programs, increased by $3.9 million, or 4.4% from $88.6 million in the first six months of 2002 to $92.5 million in the first six months of 2003. Inpatient revenues increased by $4.1 million, or 6.4%, from $63.8 million in the first six months of 2002 to $67.9 million in the first six months of 2003 as a result of a 1.2% increase in the average number of programs operated and a 5.1% increase in average revenue per location, primarily resulting from contract modifications to conform with the prospective payment system for rehabilitation. Outpatient revenues decreased by $0.2 million from the first six months of 2002 to $24.6 million in the first six months of 2003, reflecting a 10.9% decrease in the average number of programs operated, offset by an 11.3% increase in the average revenue per outpatient program.

     Contract therapy revenues increased by 30.2% from $49.0 million in the first six months of 2002 to $63.8 million in the first six months of 2003, primarily reflecting a 24.6% increase in the average number of locations and a 4.5% increase in the average revenue per location. The increase in the average revenue per location is primarily the result of same store growth and a continued focus on opening larger locations.

                                    19 of 26

REHABCARE GROUP, INC.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------
(Continued)
-----------

     Healthcare staffing revenues decreased from $141.5 million in the first six months of 2002 to $119.3 million in the first six months of 2003(including $0.7 million inter-company sales at market rates to the hospital rehabilitation services and contract therapy divisions). Supplemental staffing revenues decreased by $22.5 million, or 24.9%, to $67.9 million in the first six months of 2003, reflecting the consolidation of branch locations in the first quarter of 2003 and a decline in the demand for staffing agency services. The average number of branch locations decreased from 112 in the first six months of 2002 to 79 in the first six months of 2003. The decrease in supplemental staffing revenues is attributable to a 29.9% decrease in weeks worked as a result of the consolidation of branch locations and a decline in demand, offset by a 7.1% increase in average revenue per week worked. The increase in revenue per week worked was a result of placing more highly credentialed staff such as registered nurses as compared to certified nurse assistants, as well as increased bill rates. Travel staffing revenues increased by 0.6% from $51.1 million in the first six months of 2002 to $51.4 million in the first six months of 2003 primarily due to a 1.0% increase in revenue per week worked, offset by a 0.4% decrease in weeks worked.

Cost and Expenses

     Operating expenses, excluding provision for doubtful accounts, as a percentage of operating revenues increased from 73.2% in the first six months of 2002 to 74.7% in the first six months of 2003, primarily reflecting the continued migration of the skill mix in our staffing division to more highly credentialed professionals and increased labor and benefit costs as a percentage of operating revenues in all divisions except inpatient, where increased productivity offset increased labor and benefit expenses. The provision for doubtful accounts as a percentage of operating revenues decreased from 0.8% in the prior year six month period to 0.6% in the current six month period due to the improvement in the aging categories of the Company's accounts receivables. Division selling, general and administrative expenses as a percentage of operating revenues decreased from 13.6% in the first six months of 2002 to 12.9% in the first six months of 2003 primarily due to reductions in contract therapy and the outpatient segment of hospital rehabilitation services, partially offset by increases in the inpatient segment of hospital rehabilitation services and staffing. Corporate selling, general and administrative expenses as a percentage of revenues decreased from 5.3% in the first six months of 2002 to 5.0% in the first six months of 2003. Depreciation and amortization expense as a percent of operating revenues increased to 1.6% from 1.4% due to depreciation expense recorded on additional capital expenditures.

     In the hospital rehabilitation services division, operating expenses (excluding provision for doubtful accounts) increased by 4.8%, or $2.8 million, primarily reflecting increased salary related expenses in both inpatient and outpatient as a result of higher workers compensation, professional liability and health insurance expenses. Lower volumes in outpatient as a result of the decreased average number of locations, offset by increased visits per location, combined with the increased salary-related costs as a percentage of operating revenues, resulted in lower profitability in outpatient. Increased productivity in inpatient more than offset the increased salary-related expenses, leading to increased profitability in inpatient. The provision for doubtful accounts as a percentage of operating revenues increased from 0.2% in the first six months of 2002 to 0.3% in the first six months of 2003, primarily as a result of the normal evaluation of the creditworthiness of the Company's clients. Selling, general and administrative expenses for this division decreased as a percentage of operating revenues from 9.3% to 9.1%, largely due to synergies achieved in integrating inpatient and outpatient into one division. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, decreased for the division as a percentage of operating revenues from 4.9% to 4.7%. Depreciation and


                                    20 of 26

REHABCARE GROUP, INC.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------
(Continued)
-----------

amortization expense as a percentage of operating revenues increased from 2.9% in the first six months of 2002 to 3.0% in the first six months of 2003, reflecting continued investments in software and developed software costs. Operating earnings (earnings before interest and income taxes) in this division increased from $14.4 million in the first six months of 2002 to $15.0 million in the first six months of 2003.

     In the contract therapy division, operating expenses (excluding provision for doubtful accounts) increased by 36.7%, or $13.1 million, primarily due to higher wage and benefits costs for therapists, a greater use of higher cost contract labor, and increased salary-related expenses. The provision for doubtful accounts as a percentage of operating revenues was comparable for each period. Division selling, general and administrative expenses as a percentage of operating revenues decreased from 10.4% in the first six months of 2002 to 9.2% in the first six months of 2003, primarily as a result of revenues increasing faster than selling, general and administrative expenses. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, also decreased for the division as a percentage of operating revenues from 6.7% to 6.2%. Depreciation and amortization expense as a percentage of operating revenues was comparable for the two periods. Operating earnings (earnings before interest and income taxes) in this division decreased by $0.1 million, or 2.8%, to $3.6 million.

     In the staffing division, operating expenses (excluding provision for doubtful accounts) decreased 12.9%, or $14.1 million, primarily due to the decrease in weeks worked. Gross profit margins in the supplemental staffing division decreased from 23.2% in the first six months of 2002 to 20.4% in the first six months of 2003, while gross profit margins in the travel division also decreased in the first six months of 2003 to 19.4% compared to 21.4% in the comparable six months last year. These decreases in gross profit margins are primarily the result of market-driven pricing adjustments, increased salary-related expenses and competitive efforts by healthcare clients to reduce agency staff. The provision for doubtful accounts as a percentage of operating revenues decreased from 0.9% in the first six months of 2002 to 0.3% in the first six months of 2003, primarily as a result of the normal evaluation of the creditworthiness of the Company's clients showing improvement as supported by the improvement in accounts receivable aging. Division selling, general and administrative expenses as a percentage of operating revenues increased from 17.3% in the first six months of 2002 to 17.7% in the first six months of 2003 primarily due to the additional expenses of approximately $0.8 million incurred in the first quarter of 2003 in the closing of less productive branches. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, decreased for the division as a percentage of operating revenues from 5.1% to 4.6%. Depreciation and amortization expenses as a percentage of operating revenues increased from 0.7% in the first six months of 2002 to 0.8% in the first six months of 2003 as costs remained approximately the same on a lower revenue base. Operating earnings (earnings before interest and income taxes) in the staffing group decreased by $2.1 million from a loss of $2.0 million in the first six months of 2002 to a loss of $4.1 million.

Non-operating Items

     Interest income decreased by $0.2 million when comparing the first six months of 2003 to the first six months of 2002 as a result of decreased average cash balances and interest rates.

     Interest expense primarily represents commitment fees paid on the unused portion of the line of credit and letter of credit fees and for the periods compared increased slightly as a result of increased letters of credit. The


                                    21 of 26

REHABCARE GROUP, INC.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------
(Continued)
-----------

Company had no outstanding balance on the line of credit as of June 30, 2003 and June 30, 2002.

     Earnings before income taxes decreased by 11.7% to $14.1 million in the first six months of 2003 from $16.0 million in the first six months of 2002. The provision for income taxes was $5.6 million in the first six months of 2003 compared to $6.1 million in the first six months of 2002, reflecting effective income tax rates of 39.7% and 38.0%, respectively. The effective tax rate increase was largely the result of increased non-deductible meals provided to traveling radiologists and nurses in relation to earnings before income taxes. Net earnings in the first six months of 2003 decreased to $8.5 million as compared to $9.9 million the first six months of 2003. Diluted net earnings per share decreased by 4.6% from $0.54 in the first six months of 2002 to $0.52 in the first six months of 2003. A 9.8% decrease in the weighted-average shares outstanding was attributable primarily to the repurchase of 1.7 million shares of common stock during the third quarter of 2002 and a smaller dilutive effect of stock options resulting from a lower average stock price.

Liquidity and Capital Resources

     As of June 30, 2003, the Company reported $23.5 million in cash and current marketable securities and a current ratio, the amount of current assets divided by current liabilities, of 3.2 to 1. Working capital increased by $13.9 million to $81.7 million as of June 30, 2003 as compared to $67.8 million as of December 31, 2002 due to an increase in current assets of $14.0 million combined with an increase in current liabilities of $0.1 million. The increase in current assets was primarily due to increased cash balances as a result of cash generated from operations and an increase in deferred tax assets. Net accounts receivable were $86.3 million at June 30, 2003, compared to $87.2 million at December 31, 2002. The number of days' average net revenue in net receivables was 58.0 and 57.7 at June 30, 2003 and December 31, 2002, respectively. The increase in deferred tax assets was primarily due to an increase in accrued vacation, accrued workers compensation, professional liability insurance and health insurance. The decrease in capital expenditures in the current year as compared to the prior year was a result of the completion of major system enhancements and implementations last year to support the clinical operations of the Company. The increase in current liabilities was primarily the result of an increase in health insurance accruals included in accrued salaries and wages and workers compensation and professional liability accruals and expenses included in accrued expenses, offset by a decrease in accounts payable and accrued salaries and wages.

     The Company's operating cash flows constitute the Company's primary source of liquidity and historically have been sufficient to fund working capital, capital expenditures, internal business expansion and debt service requirements. The Company expects to meet its future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $125.0 million revolving line of credit with no balance outstanding as of June 30, 2003. The Company has $6.2 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount the Company may borrow under the line of credit. The Company also has a $7.6 million promissory note issued to the Company's workers compensation carrier as additional collateral. The promissory note is not recorded as a liability on the balance sheet as it would only become payable upon an event of default as defined in the security agreement with the workers compensation carrier.

                                    22 of 26

REHABCARE GROUP, INC.



Item 3. - Quantitative and Qualitative Disclosures About Market Risks
---------------------------------------------------------------------

     There have been no material changes in the reported market risks since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


Item 4. - Controls and Procedures
---------------------------------

     As of June 30, 2003, the Company's Interim Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

                                    23 of 26

REHABCARE GROUP, INC.

Part II. - Other Information
----------------------------

Item 1 - Legal Proceedings (Continued)
--------------------------------------

     In August 2002, each of the Company's directors was named as a defendant and the Company was named as the nominal defendant in a derivative suit filed in the Circuit Court of St. Louis County, Missouri. The complaint, which is based upon similar events as are alleged in the federal securities class action, was filed on behalf of the derivative plaintiff by a law firm that had earlier filed suit against the Company in the federal case. The Company filed a motion to dismiss based primarily on the derivative plaintiff's failure to make a pre-suit demand on the board, which was denied. The federal court hearing the securities law class action stayed discovery in the derivative proceeding until discovery commences in the federal securities law class action.

     In February 2003, the Company was named as a co-defendant in a complaint filed in the United States District Court for the Northern District of Illinois seeking investment banking fees under a retainer agreement executed by Maurice Echales in February 1997 on behalf of eai Healthcare Staffing Solutions ("eai"), a company that we acquired in December 1999. Mr. Echales, the former owner of eai, has also been named as a defendant in this suit. The complaint asserts fees in connection with three separate financing transactions and two acquisition transactions, which we understand were consummated by eai prior to its acquisition by the Company. The Company is a party to the suit in the Company's position as successor to eai. At the time of the acquisition, the Company had identified potential fees under this retainer agreement as a possible contingent liability of eai and the Company negotiated indemnification from Mr. Echales and his spouse in the stock purchase agreement for any fees and costs, including attorney's fees and expenses, arising from such retainer agreement. The Company and Mr. Echales have agreed that Mr. Echales will indemnify the Company for all but one count in the complaint.

     In July,  2003 a civil Qui Tam  action  was  filed  against  Baxter  County
Regional Hospital, Inc. ("Baxter"), and the Company in the United States District Court for the Eastern District of Arkansas, seeking treble damages, civil penalties, back pay, and special damages. The allegations contained in the suit, brought by a former independent contractor of the Company and a former Baxter physical therapist, relate to the clinical diagnoses of patients treated at the hospital's acute rehabilitation unit for Medicare reimbursement purposes. The suit alleges that Baxter and the Company received reimbursement in excess of $5,000,000. The original action was filed on August 21, 2000, under seal, requiring an investigation by the United States Department of Justice. The Company and Baxter fully cooperated with the Department's investigation and on June 3, 2003, after completion of the investigation, the Department declined to intervene and the seal was lifted. The Company and Baxter also initiated an internal and external audit that concluded the allegations were unfounded and that the Company and Baxter were in compliance with Medicare regulations. The relators filed an amended complaint, and the Company was served and notified of the civil allegations on July 15, 2003. The Company has recently received a request from Baxter asserting its rights to indemnification from the Company under a prior contract for liabilities, including attorneys' fees and expenses, arising out of the action. The attorneys for the Company and Baxter are currently preparing a motion to dismiss.


                                    24 of 26

REHABCARE GROUP, INC.

Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits

             See exhibit index

    (b)  Reports on Form 8-K

             The Company has filed the following Current Reports on Form 8-K during the period ended June 30, 2003:

            Filing Date       Description of Event
            -----------       --------------------

        April 8, 2003       Item 9.  Revised and additional slides incorporated
                            into the Investor Relations Presentation since March
                            20, 2003

        April 14, 2003      Item 9. Letter, including the attachment
                            thereto, delivered on April 14, 2003 to certain clients in which RehabCare Group, Inc. manages acute rehabilitation units

        May 6, 2003         Item 9.  Press release dated May 6, 2003 announcing
                            our earnings for the 1st quarter

                            Item 9. Script for a conference call held by the registrant on May 6, 2003

        May 15, 2003        Item 9.  Text of Investor Relations Presentation in
                            use beginning May 13, 2003

        June 3, 2003        Item 5.  Press release regarding the election of
                            John H.Short, Ph.D. as Interim President and Chief
                            Executive Officer and additional announcements relating to our healthcarestaffing services division

        June 4, 2003        Item 9.  Conference call script, dated June 4, 2003

                                    25 of 26

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   REHABCARE GROUP, INC.

August 12, 2003



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

                                    26 of 26

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

3.3 Amended and Restated Bylaws (filed as Exhibit 3.3 to the Registrant; Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

4.1 Rights Agreement, dated August 28, 2002, by and between the Registrant and Computershare Trust Company, Inc. (filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed September 5, 2002 and incorporated herein by reference)

10.1  Consulting Arrangement with Phase II Consulting, LLC *

10.2  Consulting Agreement with Alan C. Henderson *

31.1  Certification by Interim Chief Executive Officer pursuant to
      Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.2 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350


-------------------------

* Management contract or compensatory plan or arrangement

                                                                    EXHIBIT 10.1
Phase II Consulting, LLC
2120 South 1300 East
Third Floor
Salt Lake City, Utah 84106

Attention: John H. Short, Ph.D.

Re: Consulting Arrangement with RehabCare Group, Inc.


Ladies and Gentlemen:

This letter agreement (the "Agreement") sets forth the terms under which RehabCare Group, Inc. ("RehabCare") has agreed to retain Phase II Consulting, LLC ("Phase 2") to provide RehabCare with management, consulting and advisory services, including, among other services, having John H. Short, Ph.D., the Managing Director of Phase 2, serve as interim President and Chief Executive Officer of RehabCare.

     1. Term.
        ----

     The term of this Agreement (the "Term") will commence on June 3, 2003 and end on the date specified in the written notice given by either of the parties to the other party indicating its intention to terminate this Agreement and the services being provided hereunder. If no date is given in the notice of termination, the Term will be deemed to terminate on the thirtieth (30th) day after the notice of termination has been given by the terminating party.


     2. Services to be Rendered and Relationship Between Parties.
        --------------------------------------------------------

     (a) Services. During the Term, Phase 2 will provide the services of John H.
         --------
Short, Ph.D. to serve as RehabCare's interim President and Chief Executive Officer and to perform all such management functions and duties as are required of the office pursuant to applicable law and regulation, RehabCare's Amended and Restated Bylaws and the direction of the Board of Directors of RehabCare (the "Board"). In addition, Phase 2 will provide consulting and advisory services to the RehabCare's senior officers and Board in developing RehabCare's potential to maximize operational performance and shareholder value by ensuring that RehabCare's strategic plan is refined, implemented and integrated throughout all of RehabCare's operational units. Phase 2 may also identify opportunities to add complementary lines of business or acquisitions with respect to existing lines of business for the purpose of adding value to RehabCare. The management services to be provided by Phase 2 under this Agreement will be performed solely by Dr. Short. The consulting and advisory services under this Agreement may be performed by such person or persons employed by Phase 2 who are assigned by Phase 2 to render such services under this Agreement. All personnel of Phase 2 will use their respective reasonably diligent efforts to perform faithfully and efficiently the responsibilities and duties assigned to them during the Term. There are no regularly scheduled or minimum number of hours per week or per month that such personnel, including Dr. Short, are required to dedicate to RehabCare business or matters. It is expected that Dr. Short will devote such time and attention to the business of RehabCare that is necessary in his judgment to render the management services under this Agreement and the other personnel assigned by Phase 2 to render services under this Agreement will devote such time and attention to the business of RehabCare that is necessary in their judgment to render such services under this Agreement. All personnel of Phase 2 who are rendering services under this Agreement will also be allowed to perform services for such other clients of Phase 2 during the Term.

     (b)  Relationship  Between  Parties.  Phase  2 and all  Phase  2  personnel
          ------------------------------
assigned by Phase 2 to render services under this Agreement (including Dr. Short) will remain employees of Phase 2 and, as such, will be independent contractors with respect to RehabCare for all purposes within the meaning of all federal, state and local laws and regulations governing employment insurance, workers' compensation, industrial accident, labor and taxes. The Phase 2 personnel who are rendering services under this Agreement (including Dr. Short) will not by reason of performing such services for the benefit of RehabCare acquire any benefits, privileges or rights under any executive or employee benefit plan operated by the RehabCare or its subsidiaries or affiliates, including without limitation any health insurance, pension, profit-sharing or stock-based  incentive  plans.  During  the  period  that Dr.  Short  serves  as
RehabCare's  interim  President  and  Chief  Executive  Officer,  he will be the principal executive officer of RehabCare for all purposes, despite his non-employee status, and will continue to serve as a member of the Board, although he will not be considered to be an independent director under the rules and regulations of the Securities and Exchange Commission or the New York Stock Exchange during the period that Dr. Short serves as interim President and Chief Executive Officer. Dr. Short will be covered by RehabCare's liability insurance coverages generally available to each director, officer or employee of RehabCare while acting in such capacities. No other employee of Phase 2 rendering services under this Agreement will be covered by RehabCare's liability insurance coverages available for RehabCare's directors, officers or employees.


     3. Compensation and Expense Reimbursement.
        --------------------------------------

     (a)  Regular  Monthly  Fees.  RehabCare  will  pay  to  Phase  2 a  regular
          ----------------------
consulting fee equal to $55,000 per month for each full month during the Term. The fee for a portion of a month during the Term will be determined by prorating the full monthly fee by a fraction, the numerator of which is the number of days during the month that the Term was in full force and effect and the denominator of which is the actual number of days in the subject month. The payment of the regular monthly fee commences for the month of June 2003. Thereafter, the regular monthly fees will be paid on or before the fifth day of each month during the Term. This payment will be the total monthly compensation for management, consulting and advisory services rendered by Phase 2 to RehabCare pursuant to this Agreement and Phase 2 will be solely responsible for all compensation expenses of the Phase 2 personnel who render such services hereunder.

     (b)  Cash  Incentive  Fee.  RehabCare  will  pay to  Phase 2 an  additional
          --------------------
incentive fee in the amount determined pursuant to the formula set forth in Attachment 1 to this Agreement under the terms and conditions also set forth in such schedule.

     (c) Business Expense  Reimbursement.  Reasonable business expenses incurred
         -------------------------------
by Dr. Short acting in his capacity as interim President and Chief Executive Officer will be promptly reimbursed by RehabCare to Phase 2, in accordance with RehabCare's normal and customary business expense reimbursement policies and practices. Out-of-pocket business expenses for all other Phase 2 personnel who render services under this Agreement will be promptly reimbursed by RehabCare to Phase 2 upon receipt of an invoice itemizing such expenses but such reimbursement (exclusive of airfare) will be limited to $150 per person per day in St Louis and $250 per person per day in higher cost cities such as New York or Boston. Airfare for Phase 2 personnel traveling on behalf of RehabCare pursuant to this Agreement (including travel to and from RehabCare's offices in St. Louis, Missouri and elsewhere) will be promptly reimbursed by RehabCare to Phase 2 in full pursuant to RehabCare's normal and customary business expense reimbursement policies and practices with respect to airfare reimbursement. Phase 2 will be solely responsible for the reimbursement to Phase 2 personnel for business expenses incurred by them in the performance of services under this Agreement.

     4. Indemnification.
        ---------------

     RehabCare will indemnify Phase 2 and each of its officers and employees and other personnel who render services under this Agreement (the "Indemnified Parties") and will hold each of the Indemnified Parties harmless from all claims, actions, demands, costs, expenses and fees (including reasonable attorneys' fees) that may arise out of, or in any way relate to, the Indemnified Parties performance of any services hereunder; provided, however, that such indemnity will not extend to any conduct which constitutes gross negligence or intentional wrongdoing on the part of the Indemnified Party. As a member of the Board and as interim President and Chief Executive Officer of RehabCare, Dr. Short will be covered by RehabCare's directors and officers liability insurance and errors and omissions insurance to the same extent that such policies cover other members of the Board or executive officers of RehabCare, as the case may be.

     5. Confidentiality.
        ---------------

     Phase 2 and any of its members, partners, directors, officers and employees will hold in a fiduciary capacity for the benefit of RehabCare all secret or confidential information, knowledge or data relating to RehabCare or any of its subsidiaries or affiliates and their respective businesses which will have been obtained by any of them in rendering services under this Agreement; provided, however, that the foregoing restriction on disclosure will not apply to any information which becomes generally available to the public other than as a result of (i) disclosure by Phase 2 or by one of its affiliates; (ii) the breach by Phase 2 of its obligations under this Agreement; or (iii) disclosure by any other person or entity in violation of such person's or entity's duty of confidentiality to Phase 2 or one of its affiliates. If Phase 2 or one of its affiliates becomes legally compelled to make any disclosure prohibited by this paragraph 5(a), Phase 2 will provide RehabCare with prompt notice of such occurrence so that RehabCare may seek an appropriate protective order, and, if Phase 2 is thereafter still compelled to disclose, Phase 2 will disclose only that information that it is legally compelled to disclose and will make reasonable efforts to obtain confidential treatment for any information so disclosed. In addition, Phase 2 agrees that it will not engage in transactions in RehabCare securities while it is in possession of material non-public information and, further, that it will inform each of its personnel who renders services under this Agreement with respect to the federal and state laws and regulations prohibiting the trading of securities of a public company such as RehabCare while in possession of material, non-public information regarding the company. The parties specifically acknowledge that, due to Dr. Short's position as a member of the Board and interim President and Chief Executive Officer of RehabCare, the material terms of this Agreement will have to be disclosed in the public filings of RehabCare and this Agreement will be required to be filed as an exhibit to RehabCare's next quarterly report of Form 10-Q.

     6. Miscellaneous.
        -------------

     (a) Notices. Any notice, request, demand or other communication required or
        --------
permitted under this Agreement (each a "notice" for purposes of this Agreement) will be in writing and will be deemed to have been duly given to and received by a person (i) on the day such notice is personally delivered to such person, (ii) on the first business day after the day on which the notice is deposited with a nationally recognized overnight courier service, (iii) on the third business day after the day on which the notice is deposited in the United States mails, registered or certified mail, first class postage prepaid, return receipt requested, or (iv) on the first business day after the day on which the notice is sent by facsimile if a confirmation is received from the recipient's facsimile by the sender, provided that in the case of clauses (ii), (iii) and
(iv), the notice is addressed to such person as follows:

                  In the case of RehabCare:

                        RehabCare Group, Inc.
                        7733 Forsyth Boulevard
                        Suite 1700
                        St. Louis, Missouri 63105
                        Attention: Vincent L. Germanese,
                        as Corporate Secretary on behalf of the Board
                        Facsimile: (314) 450-2720

                  In the case of Phase 2:

                        Phase 2 Consulting, LLC
                        2120 S. 1300 E.
                        Third Floor
                        Salt Lake City, Utah 84106
                        Attention:  John H. Short, Ph.D.,
                        Managing Director
                        Facsimile: (801) 596-2127


     Any person may alter the address to which notices are to be sent to such person by giving notice of such change in address to the other party hereto in conformity with the provisions of this paragraph 6(a) for the giving of notice.

     (b) Compliance with Other  Agreements.  Each of the party's  performance of
         ---------------------------------
all the terms of this Agreement does not and will not breach any agreement to keep in confidence proprietary information, knowledge or data acquired by such party prior to the Term, and neither party will disclose to the other party, or induce the other party to use, any confidential or proprietary information or material belonging to any previous employer or others. Neither party is a party to any other agreement which will interfere with such party's full compliance with this Agreement. Neither party will enter into any agreement, whether written or oral, in conflict with the provisions of this Agreement.

     (c) Independent  Contractor.  The  status  of  Phase 2  and all  personnel,
         -----------------------
including Dr. Short, who render services under this Agreement will be that of independent contractors and not that of employees of RehabCare. Neither Phase 2 nor any of its employees (other than Dr. Short, in his capacity as director and interim President and Chief Executive Officer of RehabCare) may hold themselves out as agents of RehabCare, or create any liability or credit obligation in the name of or on behalf of RehabCare, except where specifically authorized to do so in advance by RehabCare.

     (d) Successors and Assigns. This Agreement will inure to the benefit of and
         ----------------------
be binding upon RehabCare and its successors and assigns, and Phase 2 and its successors and assigns; provided, however, that a party to this Agreement may not assign or transfer its rights hereunder without the prior written consent of the other party.

     (e)   Governing  Law.  This Agreement will be governed by, and construed in
           --------------
accordance with, the laws of the State of Missouri, without reference to its choice of law rules.

     (f) Entire Agreement.  This Agreement and the schedules  attached hereto is
         ----------------
the entire agreement between RehabCare and Phase 2 with regard to the management, consulting and advisory services to be rendered by Phase 2 to RehabCare, and supersedes and revokes any other contracts, agreements and/or understandings between RehabCare and Phase 2 with regard to such services.

     (g) Waivers  and  Amendments.  This  Agreement  may be  amended,  modified,
         ------------------------
superseded, canceled, renewed or extended, and the terms and conditions hereof may be waived, only by a written instrument signed by RehabCare and Phase 2 or, in the case of a waiver, by the party waiving compliance. No delay on the part of any party in exercising any right, power or privilege hereunder will operate as a waiver thereof, nor will any waiver on the part of any party of any right, power or privilege hereunder, or any single or partial exercise of any right, power or privilege hereunder, preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder.

     (h) Severability. The parties acknowledge that the laws and public policies
         ------------
of the various states of the United States and other jurisdictions might differ as to the validity and enforceability of the covenants contained in this Agreement. It is the intention of the parties that the provisions of this Agreement will, to the fullest extent permissible under the law and public policy, be enforced by the courts of each state and jurisdiction in which enforcement is sought, and that the unenforceability (or the modification necessary to conform the covenants contained in this Agreement with such law and public policy) of any part of this Agreement will not be deemed to render unenforceable any other part of this Agreement. The parties agree that if any provision of this Agreement is held to be invalid or against public policy, the remaining provisions of this Agreement are severable and will not be affected thereby.

     (i) Counterparts.   This  Agreement  may  be  executed  in  two  or  more
         ------------
counterparts, each of which will be deemed an original and all of which together will constitute one and the same instrument.

     (j) Headings.  The headings in this  Agreement  are for reference  purposes
         --------
only and will not in any way affect the meaning or interpretation of this Agreement.

     If the terms and conditions stated in this Agreement adequately describe the material terms and conditions governing the consulting relationship between RehabCare and Phase 2, please indicate your acceptance and approval of such terms by executing and two copies of this Agreement in the signature blank below and returning one of the copies to RehabCare for our records. You should retain the other fully signed copy of the Agreement for your files.


Very truly yours,

RehabCare Group, Inc.


By /s/ H. Edwin Trusheim
------------------------
       H. Edwin Trusheim
   Chairman of the Board


ACCEPTED AND APPROVED:

Phase II Consulting, LLC


By /s/ John H. Short, Ph.D.
---------------------------
       John H. Short, Ph.D.
       Managing Director

                                  ATTACHMENT 1

                     Cash Incentive Fee Terms and Conditions

* Phase 2 will be entitled to an incentive fee equal to twice the annualized monthly fee set forth in paragraph 3(a) of this Agreement (potentially equal to $1,300,000 in the aggregate) by the target annualized net earnings described below for at least one of the calendar quarters during the Term or in the two calendar quarters immediately after the termination of the Term. The target annualized net earnings shall be determined by multiplying the quarterly net earnings in any one of the quarters, exclusive of the incentive fee to which Phase 2 may be entitled to for that quarter previously described times 4.

* The incentive fee will be earned at a rate of 6% of the target annualized net earnings in excess of $21,146,196 up to the maximum amount discussed above as reported in the RHB quarterly 10Q. Any extraordinary one-time charges for restructuring or prior contract period adjustments will be excluded from the calculation.

            For example, if the quarterly earnings for the fourth quarter of 2003 were to be $6,140,143, then the incentive fee would be computed as follows:

               Quarterly Net Earnings          $6,140,143
                           Annualized                   4
                                               ----------
               Target Annualized Net Earnings  24,560,572
               Less Base Net Earnings          21,146,196
                                               ----------
               Excess                           3,414,376
               Incentive Fee Percent                    6%
                                               ----------
               Incentive Fee                   $  204,863

* The earned cash incentive fee, at Phase 2's election, will be paid in cash or shares of RehabCare stock or some combination of cash and stock within 30 days of the determination of the amount of the cash incentive fee due. The parties understand that any part of the fee paid in RehabCare stock will be "restricted" securities as that term is defined in the Securities Act of 1933, as amended, and will be required to be sold pursuant to the terms and conditions of Rule 144 or another exemption from registration, in the absence of an effective registration statement registering the sale of the shares. The certificate evidencing the securities will bear a restrictive legend to this effect. Rule 144 generally prohibits the sale of restricted securities during the first year after issuance and, thereafter, imposes other restrictions on the sale of restricted securities.

                                                                    EXHIBIT 10.2
Consulting Agreement with Alan Henderson
June 3, 2003

Alan C. Henderson
C/o RehabCare Group, Inc.
7733 Forsyth Boulevard
Suite 1700
St. Louis, Missouri 63105

Dear Alan:

On behalf of RehabCare Group, Inc. ("RehabCare"), I am writing to confirm our mutual understandings and agreements concerning your employment with RehabCare and your ongoing consulting arrangement with RehabCare. Our specific understandings and agreements are set forth below.

     1. You ceased to be President and Chief Executive Officer of RehabCare effective June 3, 2003, at which time your status as an executive officer of RehabCare, and the accompanying obligations imposed upon executive officers by applicable law, regulation, contract and internal company policy, ceased. You resign all other officer positions you hold with RehabCare or any of its subsidiaries or affiliates effective that time and date. Your employment with RehabCare and its subsidiaries shall be deemed to have terminated as of June 3, 2004 except to the extent and for the purposes specifically provided for below. You will be paid your base salary for services rendered through June 3, 2003 at the next regularly scheduled RehabCare payday.

     2. For the period of time from June 4, 2003 through and ending the close of business June 3, 2004, you shall serve as a consultant to RehabCare. In that capacity, you shall provide such executive duties, services and functions, provide such advice and counsel, and having the executive responsibilities and authority, specifically assigned to you by the then President and Chief Executive Officer of RehabCare or his or her designee. As an independent consultant, you shall consult with and provide information and assistance to RehabCare and its designated agents, representatives and legal counsel concerning RehabCare and its businesses or operations to date. All such services, advice and assistance will be provided by you upon reasonable notice to you and shall occur at such locations as you and RehabCare shall mutually agree. The provisions of this Agreement, and your obligations as a consultant hereunder, are not intended and should not be construed, to preclude or prohibit you from testifying truthfully in any proceeding or from providing accurate and complete information to any governmental authority or representative.

     3. You and RehabCare previously entered into that certain RehabCare Group, Inc. Termination Compensation Agreement dated May 1, 2003 (the "Termination Compensation Agreement"). This letter agreement (this "Agreement") supersedes the Termination Compensation Agreement. The Termination Compensation Agreement is terminated, and neither party will have any rights or obligations thereunder by reason of the termination of your employment contemplated by this letter agreement or otherwise. In lieu of the benefits and rights provided to you under the Termination Compensation Agreement, and in consideration for your execution and delivery of this Agreement, you will receive the following:

* You will be paid the gross sum of $582,290.00 (less applicable withholding for taxes) in 26 equal consecutive semi-monthly installments of $22,395.77, beginning on the first regularly scheduled pay date for RehabCare in June 2003 and continuing on each succeeding regularly scheduled RehabCare pay date thereunder until the entire amount is paid. The total amount of payments under this paragraph shall not exceed $582,290.00 in the aggregate.

* You shall receive medical and health benefits equivalent to RehabCare's current medical and health benefits for you and your family, or RehabCare will pay the costs of equivalent medical and health benefits for you and your family, for the period you are a consultant; provided, however, that
                                                        ------------------
     if you are eligible to receive primary medical and health benefits from another employer, RehabCare can determine to discontinue the medical and health benefits it is then providing to you and your family after the date that you become eligible for primary medical and health benefits for you and your family from another employer. You hereby agree that the qualifying event for electing to continue your health and medical benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA") is June 3, 2004 and, if you elect to continue such benefits thereunder, you will be responsible for the payment therefore.

* You will be paid for any unused paid days off that have accrued through June 3, 2003 in accordance with RehabCare's policies with respect to the same, not later than June 30, 2003.

* You will continue to receive your current vehicle allowance of $400 for the months of June, 2003 through and ending May 2004.

     The payments set forth in this paragraph 3 will be made by RehabCare regardless of the amount of time spent by you in your consulting role and will continue to be paid even if this Agreement and the consulting relationship described herein terminates. The payments required to be made pursuant to this Agreement shall not be subject to set-off, counterclaim, recoupment, defense or other claim, right or action which RehabCare may have against you or others. In addition, nothing contained in this Agreement shall prohibit you from accepting full-time employment with a third-party employer but you shall not be obligated to seek other employment or to take any other action by way of mitigation of the amounts payable to you under any provision of this Agreement. Except for the discontinuation of health and medical benefits in the circumstances set forth in the first paragraph of this Section 3, no amount or benefit payable to you under this Agreement shall be reduced upon commencement of new employment. RehabCare agrees to pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which you may reasonably incur as a result of any contest (regardless of the outcome thereof) by RehabCare, you or others with respect to the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by you regarding the amount of any payment pursuant to this Agreement), plus in each case, interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue Code of 1986, as amended.

     4. Your employment with the Company shall not be deemed to be terminated for purposes of (a) your outstanding options granted under RehabCare's Amended and Restated 1996 Long-Term Performance Plan, (b) RehabCare's profit sharing plan, or (c) RehabCare's Executive Deferred Compensation Plan. For these purposes, your employment with RehabCare shall be deemed to terminate without "cause" (as defined in each of the above-named plans) as a result of your retirement, as of June 3, 2004, the last day of the term under this Agreement. It is specifically understood and agreed that for purposes of your existing options, your options will continue to vest during the period from June 3, 2003 through June 3, 2004, and you will have until and including June 3, 2006 to exercise any options vested as of June 3, 2004. The Board of Directors of RehabCare will reasonably and fairly consider any requests by you with respect to a waiver of the non-compete provisions under your stock option agreements, which provisions are otherwise unaffected by this Agreement.

     Except for those benefits specifically set forth in this Agreement, after June 3, 2003 you will not be eligible, and hereby waive and give up any right to, any benefits offered or available to the employees of RehabCare or any of RehabCare's subsidiaries, including paid vacation or personal days, profit sharing, medical and health benefits, severance, incentive compensation and other employee benefits.

     5. In consideration of all of the benefits to be received by you under this Agreement, you agree that the Termination Compensation Agreement is terminated as of the date of this Agreement and is superseded in its entirety by the terms of this Agreement in all respects.

     6. Your right to indemnification to the fullest extent permitted by the Delaware General Corporation Law for expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by you in connection with any action, suit or proceeding arising by reason of acts taken or omissions to act occurring while you were an officer of RehabCare or any of its subsidiaries shall continue unabridged after the date of this Agreement.

     7. You represent, acknowledge and agree that (a) you are signing this Agreement voluntarily with full knowledge of the rights and obligations contained herein and after having had an adequate period of time to consider the Agreement before signing it, (b) no payments or considerations have been promised to you for signing this Agreement which are not set out herein, (c) you have read this Agreement, understand all of its terms, and are signing this Agreement voluntarily with full knowledge of the significance of signing.

     8. You have seven (7) days from the date that you deliver a signed copy of this Agreement to RehabCare to revoke your acceptance of this Agreement. To revoke your acceptance you must advise the then President and Chief Executive Officer of RehabCare orally or in writing to your decision to revoke your acceptance within such time period. If you revoke your acceptance in the seven-day period, the payments described in this Agreement and the benefits provided will not be paid or provided and this Agreement shall be null and void and neither of us will have any rights or obligations hereunder. If your status as a consultant to RehabCare will not commence by reason of your revocation during the seven-day period after acceptance of the Agreement, your employment with RehabCare will be deemed to be terminated for all purposes as of June 3, 2003. In such event, you will be entitled to receive all payments and benefits due pursuant to the Termination Compensation Agreement for a termination without Cause prior to a change in control in lieu of the payments and benefits as described in this Agreement.

     9. This Agreement constitutes the entire agreement between RehabCare and you regarding the subject matter of the Agreement and, except as specifically stated in this Agreement, supersedes all prior oral or written communications and agreements between you and RehabCare concerning the subject matter. Neither this Agreement nor any of its terms may be changed, added to, amended or waived except in writing signed by an authorized officer of RehabCare and you.

     10. Each party will keep the existence and terms of this Agreement confidential and will not directly or indirectly disclose or divulge any of the same to another person, except that: (a) RehabCare shall not be prohibited from disclosing any of the same to its officers, directors, agents or representatives on a "need-to-know" basis, (b) you shall not be prohibited from disclosing any of the same to your new employer or its officers or directors on a "need-to-know" basis, (c) neither party shall be prohibited from disclosing any of the same to any regulatory or other governmental authority in order to comply with a legal duty, or to investors or the public to the extent that it is necessary or advisable by reason of federal or state securities laws or the publicly traded status of the RehabCare's securities, and (d) neither party shall be prohibited from suing to enforce this Agreement, as necessary, or referring to or using this Agreement in any such lawsuit or related pleading.

     11. This Agreement and our respective obligations hereunder are not assignable by either party without the written approval of the other party. Failure of RehabCare to obtain such approval prior to the assignment of this Agreement shall be a breach of this Agreement and shall entitle you to immediate acceleration of all amounts and benefits payable under this Agreement. In addition, in the event of a "Change in Control" (as that term is defined in the Termination Compensation Agreement), all amounts and benefits payable under this Agreement will immediately accelerate.

We are pleased to have been able to reach these understandings and agreements. Please signify your confirmation and agreement to the terms and provisions set forth in this Agreement by signing the Agreement in the appropriate signature block and returning the signed Agreement to me.

REHABCARE GROUP, INC.

By /s/ H. Edwin Tursheim
------------------------
       H. Edwin Trusheim
   Chairman of the Board


ACCEPTED AND CONFIRMED:

 /s/ Alan C. Henderson
----------------------
     Alan C. Henderson

                                                                    EXHIBIT 31.1
                                  CERTIFICATION

     I, John H. Short, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RehabCare Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 12, 2003


                                    By: /s/  John H. Short
                                        --------------------------
                                             John H. Short
                                          Interim President and
                                          Chief Executive Officer

                                                                    EXHIBIT 31.2
                                  CERTIFICATION

     I, Vincent L. Germanese, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RehabCare Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 12, 2003


                                    /s/  Vincent L. Germanese
                                    ------------------------------------
                                         Vincent L. Germanese
                                  Senior Vice President, Chief Financial Officer and Secretary

                                                                    Exhibit 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. Short, Interim Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                      /s/       John H. Short
                                          ------------------------------
                                                John H. Short
                                          Interim Chief Executive Officer
                                          RehabCare Group, Inc.
                                          August 12, 2003



* A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent L. Germanese, Senior Vice President Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



                                      /s/       Vincent L. Germanese
                                          ------------------------------------
                                                Vincent L. Germanese

                                          Chief Financial Officer
                                          RehabCare Group, Inc.
                                          August 12, 2003


* A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.