Form 10-Q
period 2003-09-30
REHABCARE GROUP INC
filed 2003-11-12
CIK 812191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

                         Commission File Number 0-19294

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the transition period from  to


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

                       Yes    X                 No
                            -----                  -----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes   X                 No
                                        -----                  -----

Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                           Outstanding at November 11, 2003
--------------------------------------          --------------------------------
Common Stock, par value $.01 per share                    16,119,128



                                    1 of 26

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        September 30, 2003 (unaudited) and December 31, 2002               3

      Condensed consolidated statements of earnings for the three months
        and nine months ended September 30, 2003 and 2002 (unaudited)      4

      Condensed consolidated statements of cash flows for the
        nine months ended September 30, 2003 and 2002 (unaudited)          5

      Condensed consolidated statements of comprehensive earnings for three months and nine months ended September 30, 2003 and 2002
        (unaudited)                                                        6

      Notes to condensed consolidated financial statements (unaudited)     7

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 14

   Item 3. - Quantitative and Qualitative Disclosures about Market Risks  23

   Item 4. - Controls and Procedures                                      23

Part II. - Other Information                                              24

   Item 1. - Legal Proceedings                                            24

   Item 6. - Exhibits and Reports on Form 8-K                             25

   Signatures                                                             26


                                    2 of 26

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements

                              REHABCARE GROUP, INC.
                      Condensed Consolidated Balance Sheets
             (dollars in thousands, except share and per share data)


                                                     September 30, December 31,
                                                         2003          2002
                                                         ----          ----
                  Assets                              (unaudited)
                  ------
Current assets:
    Cash and cash equivalents                         $ 22,420     $  9,580
    Marketable securities, available-for-sale            5,008            4
    Accounts receivable, net of allowance for doubtful
      accounts of $5,773 and $5,181, respectively       90,550       87,221
    Income taxes receivable                              1,856        2,497
    Deferred tax assets                                  5,274        2,529
    Other current assets                                 3,758        3,625
                                                       -------      -------
      Total current assets                             128,866      105,456
Marketable securities, trading                           3,398        4,252
Equipment and leasehold improvements, net               18,403       19,844
Excess cost over net assets acquired, net              101,685      101,685
Other                                                    3,598        4,293
                                                       -------      -------
      Total assets                                    $255,950     $235,530
                                                       =======      =======


         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
    Accounts payable                                  $  1,752     $  1,959
    Accrued salaries and wages                          30,529       28,579
    Accrued expenses                                     9,830        7,072
                                                       -------      -------
      Total current liabilities                         42,111       37,610
Deferred compensation and other long-term
   liabilities                                           3,417        4,266
Deferred tax liabilities                                 7,220        5,040
                                                       -------      -------
      Total liabilities                                 52,748       46,916
                                                       -------      -------

Stockholders' equity:
   Preferred stock, $.10 par value, authorized
      10,000,000 shares, none issued and outstanding        --           --
    Common stock, $.01 par value; authorized 60,000,000
      shares, issued 20,122,026 shares and 19,846,416
      shares as of September 30, 2003 and December 31,
      2002, respectively                                   201          198
    Additional paid-in capital                         114,428      111,671
    Retained earnings                                  143,276      131,452
    Less common stock held in treasury at cost,
      4,002,898 shares as of September 30, 2003 and
      December 31, 2002                                (54,704)     (54,704)
    Accumulated other comprehensive earnings                 1           (3)
                                                        ------      -------
      Total stockholders' equity                       203,202      188,614
                                                       -------      -------
                                                      $255,950     $235,530
                                                       =======      =======

      See accompanying notes to condensed consolidated financial statements.

                                   3 of 26

                              REHABCARE GROUP, INC.
                  Condensed Consolidated Statements of Earnings
                  (amounts in thousands, except per share data)
                                   (Unaudited)


                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                      2003       2002         2003       2002
                                      ----       ----         ----       ----

Operating revenues                 $134,962   $142,690     $409,847    $421,755
Costs and expenses:
   Operating expenses               103,581    103,909      310,486     310,358
   Selling, general & administrative
      Divisions                      15,786     18,576       51,213      56,396
      Corporate                       6,553      6,432       20,288      21,190
   Restructuring charge               1,286         --        1,286          --
   Depreciation and amortization      2,084      2,178        6,429       6,138
                                    -------    -------      -------     -------
     Total costs and expenses       129,290    131,095      389,702     394,082
                                    -------    -------      -------     -------

     Operating earnings               5,672     11,595       20,145      27,673
Interest income                          40         88           83         299
Interest expense                       (184)      (183)        (532)       (508)
Other income (expense)                   10         11          (63)         15
                                     ------    -------      -------     -------
Earnings before income taxes          5,538     11,511       19,633      27,479
Income taxes                          2,215      4,374        7,809      10,442
                                    -------    -------      -------    --------
     Net earnings                  $  3,323   $  7,137    $  11,824   $  17,037
                                    =======    =======     ========    ========

Net earnings per common share:
     Basic                         $   0.21   $   0.43      $  0.74     $  0.99
                                    =======    =======      =======     =======
     Diluted                       $   0.20   $   0.41      $  0.72     $  0.95
                                    =======    =======      =======     =======
Weighted-average number of common
   shares outstanding:
     Basic                           16,086     16,741       15,962      17,168
                                    =======    =======      =======     =======
     Diluted                         16,540     17,455       16,507      18,002
                                    =======    =======      =======     =======


     See accompanying notes to condensed consolidated financial statements.

                                    4 of 26

                                REHABCARE GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                     (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                             2003       2002
                                                             ----       ----
Cash flows from operating activities:
   Net earnings                                          $ 11,824   $ 17,037
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation and amortization                       6,429      6,138
        Provision for doubtful accounts                     2,704      3,227
        Write-down of investment                               50         --
        Restucturing charge                                   871         --
        Income tax benefit realized on employee
           stock option exercises                             764        565
        Change in assets and liabilities:
           Accounts receivable, net                        (6,033)       667
           Prepaid expenses and other current assets         (133)    (1,353)
           Other assets                                       337        309
           Accounts payable and accrued expenses            1,680     (3,222)
           Accrued salaries and wages                       1,950      1,684
           Deferred compensation                             (703)       337
           Income taxes                                        76      5,562
                                                           ------     ------
               Net cash provided by operating activities   19,816     30,951
                                                           ------     ------

Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net  (4,074)    (7,559)
   Purchase of marketable securities                       (5,288)      (356)
   Proceeds from sale/maturities of marketable securities     996      1,030
   Other, net                                                (606)    (1,267)
                                                           ------     ------
               Net cash used in investing activities       (8,972)    (8,152)
                                                           ------     ------

Cash flows from financing activities:
   Purchase of treasury stock                                  --    (36,947)
   Exercise of stock options                                1,996      1,342
                                                           ------     ------
               Net cash provided by (used in)
                  financing activities                      1,996    (35,605)
                                                           ------     ------
               Net increase (decrease) in cash
                  and cash equivalents                     12,840    (12,806)
Cash and cash equivalents at beginning of period            9,580     18,534
                                                           ------     ------
Cash and cash equivalents at end of period               $ 22,420   $  5,728
                                                           ======     ======


     See accompanying notes to condensed consolidated financial statements.

                                    5 of 26

                              REHABCARE GROUP, INC.
                 Condensed Consolidated Statements of Comprehensive Earnings
                             (dollars in thousands)
                                   (Unaudited)


                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                                  2003         2002           2003       2002
                                  ----         ----           ----       ----

Net earnings                  $  3,323       $  7,137     $  11,824    $ 17,037

Other comprehensive earnings:
    Unrealized holding gains
    (losses) arising during
    period on securities             3            (17)            6         (29)
    Income tax benefit (expense)    (1)             5            (2)          8
                               -------        -------       -------     -------

Comprehensive earnings        $  3,325       $  7,125     $  11,828   $  17,016
                               =======        =======      ========    ========


     See accompanying notes to condensed consolidated financial statements.

                                    6 of 26

REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
              Nine Month Periods Ended September 30, 2003 and 2002
                                   (Unaudited)

Note 1. - Basis of Presentation
-------------------------------

     The condensed consolidated balance sheets and related condensed consolidated statements of earnings, cash flows, and comprehensive earnings contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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


Note 2. - Critical Accounting Policies and Estimates
----------------------------------------------------

     The preparation of the accompanying condensed consolidated financial statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2002 Annual Report on Form 10-K, filed on March 14, 2003, in the Critical Accounting Policies and Estimates section of "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations."


Note 3. - Goodwill and Other Identifiable Intangible Assets
-----------------------------------------------------------

     Statement of Financial Accounting Standards (Statement) No. 142 "Goodwill and Other Intangible Assets" eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be tested for impairment at least annually, and more often when events indicate that an impairment may exist. An impairment loss must be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. As required by Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", a long-lived asset shall be tested for recoverability whenever a significant adverse change in the business climate occurs that could affect the value of a long-lived asset. Due to conditions in the healthcare staffing industry, our healthcare staffing division is experiencing declines in operating revenues and operating earnings. As a result, the Company has performed a test for recoverability under the provisions of Statement No. 144 and Statement No. 142 as of September 30, 2003. Based on the tests performed, the Company has determined that long-lived assets (including goodwill) are not impaired as of September 30, 2003. The Company will continue to perform impairment tests on a quarterly basis until events or circumstance indicate that testing is no longer required.

                                    7 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------


Note 4. - Stock-Based Compensation
----------------------------------

     The Company accounts for stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25,
"Accounting  for  Stock  Issued  to  Employees",  and  related  Interpretations.
Accordingly, stock-based employee compensation cost is not reflected in net earnings, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                            2003     2002        2003     2002
                                            ----     ----        ----     ----
                                           (in thousands, except per share data)

Net earnings, as reported                  $3,323   $7,137     $11,824  $17,037
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                  860    1,116       3,041    3,559
                                           ------   ------      ------   ------

Pro forma net earnings                     $2,463   $6,021      $8,783  $13,478
                                           ======   ======      ======  =======

Basic net earnings per share: As reported   $0.21    $0.43       $0.74    $0.99
                                            =====    =====       =====    =====
                              Pro forma     $0.15    $0.36       $0.55    $0.79
                                            =====    =====       =====    =====

Diluted net earnings per share:As reported  $0.20    $0.41       $0.72    $0.95
                                            =====    =====       =====    =====
                               Pro forma    $0.15    $0.34       $0.53    $0.75
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

                                    8 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

The following table sets forth the computation of basic and diluted net earnings per share:

                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                        2003       2002        2003       2002
                                        ----       ----        ----       ----
                                          (in thousands, except per share data)
Numerator:
Numerator for basic/diluted net
   earnings per share - net earnings
   available to common stockholders   $ 3,323     $ 7,137    $ 11,824   $ 17,037
                                       ======      ======      ======     ======
Denominator:
Denominator for basic net earnings
   per share - weighted-average
   shares outstanding                  16,086      16,741      15,962     17,168
Effect of dilutive securities:
   Stock options                          454         714         545        834
                                       ------      ------      ------     ------
Denominator for diluted net
   earnings per share - adjusted
   weighted-average shares             16,540      17,455      16,507     18,002
                                       ======      ======      ======     ======

Basic net earnings per share          $  0.21     $  0.43     $  0.74   $   0.99
                                       ======      ======      ======     ======

Diluted net earnings per share        $  0.20     $  0.41     $  0.72   $   0.95
                                       ======      ======      ======     ======

Note 6. - Restructuring Costs
-----------------------------

     On July 30, 2003, the Company announced a comprehensive multifaceted restructuring program to return the Company to growth and improved profitability. As part of the restructuring program, the Company eliminated 61 positions in an effort to reduce corporate support functions and better align corporate overhead with the operating divisions. As a result of the restructuring plan, the Company recognized consolidated pre-tax expense of $1.3 million in the quarter ended September 30, 2003. Included in the third quarter restructuring charge is $1.1 million of severance and outplacement charges and $0.2 million for exit costs related to the closing of five StarMed branches. The Company accounts for restructuring costs in accordance with Statement of Financial Accounting Standards No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." In accordance with Statement No. 146, management committed to the restructuring plan and identified the number of employees to be terminated and the benefits that those employees would receive upon termination. Employees were not required to render service in order to receive their benefits, and thus a liability was recognized at the date the termination was communicated to the employee. The severance payments and exit costs will continue beyond 2003 since, in many instances, the terminated employees will receive their severance payments over an extended period of time and long-term lease payments will be paid over periods after 2003. These charges recorded in the third quarter are reflected in the restructuring charge line on the accompanying consolidated statements of earnings.

      The following table summarizes the activity with respect to the severance and exit costs recorded in the third quarter:
      (dollars in thousands)
                                        Severance   Exit Costs     Total
                                        ---------   ----------     -----
      Q3 2003 Restructuring charges     $ 1,094       $  192       $ 1,286
      Q3 2003 Cash payments                 415           --           415
                                        -------       ------       -------
      Balance September 30, 2003        $   679       $  192       $   871
                                        =======       ======       =======

                                    9 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------


Note 7. - Industry Segment Information
--------------------------------------

     The Company operates in two business segments that are managed separately based on fundamental differences in operations: program management services and healthcare staffing services. Program management includes hospital rehabilitation services (including inpatient acute rehabilitation and skilled nursing units and outpatient therapy programs) and contract therapy programs. All of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months and nine months ended September 30, 2003 and 2002 in each industry segment is as follows:

                              Three Months Ended           Nine Months Ended
                                 September 30,               September 30,
                               2003          2002         2003           2002
                               ----          ----         ----           ----
Operating Revenues from
Unaffiliated Customers                         (in thousands)
--------------------------
   Program management:
     Hospital
     rehabilitation
     services               $  46,503      $ 45,210     $ 138,975     $ 133,788
     Contract therapy          33,607        27,223        97,447        76,245
                            ---------      --------     ---------     ---------
     Program
     management total          80,110        72,433       236,422       210,033
   Healthcare staffing         55,191        70,257       174,501       211,722
                            ---------      --------     ---------     ---------
        Subtotal              135,301       142,690       410,923       421,755
        Less Intercompany
                revenues*        (339)           --        (1,076)           --
                            ---------      --------     ---------     ---------
        Total               $ 134,962      $142,690     $ 409,847     $ 421,755
                            =========      ========     =========     =========

*Intercompany revenues represent sales at market rates from the Company's healthcare staffing segment to the Company's program management segment.

                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                              2003          2002         2003           2002
                              ----          ----         ----           ----
Operating Earnings                             (in thousands)
--------------------------
   Program management:
     Hospital
     rehabilitation
     services               $   8,634      $  8,829     $  23,651     $  23,249
     Contract therapy             913         2,581         4,464         6,236
                            ---------      --------     ---------     ---------
     Program
     management total           9,547        11,410        28,115        29,485
   Healthcare staffing         (2,589)          185        (6,684)       (1,812)
                            ---------      --------     ---------     ---------
        Subtotal                6,958        11,595        21,431        27,673
   Restructuring charge        (1,286)           --        (1,286)           --
                            ----------     --------     ----------    ---------
        Total               $   5,672      $ 11,595     $  20,145     $  27,673
                            =========      ========     =========     =========

                                    10 of 26

REHABCARE GROUP, INC.

                              Three Months Ended           Nine Months Ended
                                 September 30,               September 30,
                               2003          2002         2003           2002
                               ----          ----         ----           ----
Depreciation and
Amortization                                   (in thousands)
----------------
   Program management:
     Hospital
     rehabilitation
     services                $   1,252      $  1,436     $   4,024     $   3,982
     Contract therapy              343           296           993           788
                             ---------      --------     ---------     ---------
     Program
     management total            1,595         1,732         5,017         4,770
   Healthcare staffing             489           446         1,412         1,368
                             ---------      --------     ---------     ---------
        Total                $   2,084      $  2,178     $   6,429     $   6,138
                             =========      ========     =========     =========

                              Three Months Ended           Nine Months Ended
                                 September 30,               September 30,
                               2003          2002         2003           2002
                               ----          ----         ----           ----
Capital Expenditures                           (in thousands)
--------------------
  Program management:
     Hospital
     rehabilitation
     services                $     892      $    645     $   1,694     $   4,346
     Contract therapy              659           523         1,289         2,850
                             ---------      --------     ---------     ---------
     Program
     management total            1,551         1,168         2,983         7,196
   Healthcare staffing             126            69         1,091           363
                             ---------      --------     ---------     ---------
        Total                $   1,677      $  1,237     $   4,074     $   7,559
                             =========      ========     =========     =========

                                 Total Assets             Unamortized Goodwill
                                 ------------             --------------------
                                 September 30,               September 30,
                               2003          2002         2003           2002
                               ----          ----         ----           ----
                                               (in thousands)
   Program management:
     Hospital
     rehabilitation
     services                $ 128,762      $104,949     $  35,739     $  35,739
     Contract therapy           40,581        31,899        12,990        12,990
                             ---------      --------     ---------     ---------
     Program
     management total          169,343       136,848        48,729        48,729
   Healthcare staffing          86,607        95,723        52,956        52,956
                             ---------      --------     ---------     ---------
        Total                $ 255,950      $232,571     $ 101,685     $ 101,685
                             =========      ========     =========     =========

                                    11 of 26

REHABCARE GROUP, INC.

Note 8. - Recent Accounting Pronouncements
------------------------------------------

     In June 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company implemented Statement No. 146 on January 1, 2003. For information regarding the impact of adoption of Statement No. 146 and the impact of the restructuring that the Company has undertaken during this quarter, refer to Note 6. - Restructuring Costs.

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

     In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the reported results. While the Company has not elected to adopt fair value accounting for its stock-based compensation, it has complied with the new disclosure requirements under Statement No. 148. As adopted, this statement does not have a material impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation explains how to identify variable  interest  entities  and how an  enterprise  assesses its interest in a variable interest entity to decide whether to consolidate that entity. In October 2003 the FASB postponed the implementation date so that this interpretation is effective for the first interim or annual period ending after December 15, 2003 to variable interest entities in which the variable interest was acquired before February 1, 2003. The Company does not anticipate that the adoption of this interpretation will have any effect on the Company's financial position or results of operations.

                                    12 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of Statement No. 149 did not have any effect on the Company's consolidated financial position or results of operations.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted Statement No. 150 on June 1, 2003. The adoption of this statement did not have any effect on the Company's consolidated financial position or results of operations.

Note 9. - Related Party Transaction
-----------------------------------

     During the third quarter of 2003, the Board of Directors approved and the Company entered into a contract with a software vendor to develop a new public website for the Company. John H. Short, interim CEO and a director of our Company, and Theodore M. Wight, a director of our Company, are also directors of the software vendor company. Messrs. Wight and Short and their affiliated entities own 27.3% and 5.5% of the fully diluted capitalization of the software company, respectively. The contract amount is for $320,000 and the work is anticipated to be completed by the second quarter of 2004.

     During the second quarter of 2003, the Company entered into an agreement with Phase 2 Consulting, LLC ("Phase 2"). Per the terms of the agreement, Phase 2 will provide the Company with management, consulting and advisory services, including having John H. Short, Ph.D., the managing director of Phase 2 and a member of the Company's Board of Directors, serve as interim President and Chief Executive Officer of the Company. A monthly consulting fee of $55,000 will be paid to Phase 2 during the term of the agreement plus reimbursement of business expenses. In addition, Phase 2 will be entitled to an incentive fee capped at $1.3 million payable in cash or shares of the Company's stock based on predetermined performance standards.



                                    13 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

     In conjunction with his resignation from his officer positions with the Company during the second quarter of 2003, Alan C. Henderson, the former President and Chief Executive Officer and currently a director of the Company, entered into a one-year consulting arrangement with the Company. The consulting arrangement continues Mr. Henderson's then-current monthly compensation and car allowance of $45,191.54 per month, health and medical benefits, and stock option vesting during the consulting period until June 3, 2004. The consulting arrangement supersedes a similar level of payments and benefit continuation that Mr. Henderson would have been entitled to receive under his then-existing termination compensation agreement with the Company. Mr. Henderson will provide executive duties, services and functions, provide advice and counsel and have executive responsibilities and authority as specifically assigned to him from time to time during the consulting period by the President and Chief Executive Officer of the Company.

Note 10. - Commitments
----------------------

     The Company has been working with a software development company to upgrade the current operating platform and the Company's general ledger software. To date, the Company has spent approximately $1.2 million in developing programs and defining functional requirements. Upon review of the functional requirements the Company determined that the scope of the project had expanded and the cost commitment would substantially increase from the original commitment of $2.5 million to approximately $3.7 million. Due to the substantial increase in cost, the Company has placed a hold on further development and implementation of this project to fully re-evaluate potential benefits and cost savings.

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include, but are not limited to, the cost, effect and timing of restructuring activities that have been commenced, including our ability to achieve and sustain the annual expense reductions anticipated; the timing and rate of the resumed growth in the staffing division; changes in and compliance with governmental reimbursement rates; regulations or policies affecting the hospital rehabilitation services and contract therapy divisions, including the Company's estimates with respect to the effect of newly promulgated regulations on the Company's business; the Company's ability to attract new client relationships or to retain and grow existing client relationships through the integration of our new information system with those of our clients and the development of alternative product offerings; our ability to identify and consummate, within the expected time frame, strategic acquisitions to accelerate growth in the Company's divisions; the Company's ability, and the additional costs, to attract operational and professional employees; significant increases in health, worker's compensation and professional and general liability insurance premiums; the adequacy and effectiveness of operating and administrative systems; litigation risks, including the Company's ability to predict the ultimate costs and liabilities or the disruption of the Company's operations; competitive and regulatory effects on pricing and margins; and general economic conditions, including efforts by governmental reimbursement programs, insurers, healthcare providers and others to contain healthcare costs.

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

Selected Operating Statistics:
                                       Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                        2003        2002        2003      2002
                                        ----        ----        ----      ----
Hospital Rehabilitation Services
--------------------------------
Operating Revenues (in thousands)
  Inpatient                          $ 34,161    $ 33,113   $ 102,076  $ 96,939
  Outpatient                           12,342      12,097      36,899    36,849
                                      -------     -------      ------    ------
  Total                              $ 46,503    $ 45,210   $ 138,975 $ 133,788
Average Number of Programs
  Inpatient                               133         137         135       135
  Outpatient                               48          55          49        55
                                          ---         ---         ---       ---
  Total                                   181         192         184       190
Inpatient Patient Days                179,110     185,775     544,046   556,996
Outpatient Visits                     313,004     332,628     953,058 1,036,189

Contract Therapy
Operating Revenues (in thousands)    $ 33,607    $ 27,223    $ 97,447  $ 76,245
Average Number of Locations               473         396         453       369
Average Revenue per Location         $ 71,094    $ 68,674    $215,113  $206,428

                                    15 of 26

REHABCARE GROUP, INC.

---------------------------------

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                      2003        2002          2003      2002
                                      ----        ----          ----      ----
Healthcare Staffing
-------------------
Operating Revenues (in thousands)
  Supplemental                     $ 29,605    $ 42,827    $ 97,500   $ 133,195
  Travel                             25,586      27,430      77,001      78,527
                                    -------     -------     -------     -------
  Total*                           $ 55,191    $ 70,257    $174,501    $211,722

Gross Profit Margin
  Supplemental                         18.5%       23.9%       19.8%       23.4%
  Travel                               16.0%       21.9%       18.3%       21.6%
  Total                                17.3%       23.1%       19.1%       22.7%

Weeks Worked
  Supplemental                       21,434      31,315      69,953     100,507
  Travel                             13,140      13,941      39,336      40,244
                                     ------      ------      ------      ------
  Total                              34,574      45,256     109,289     140,751

Average Number of
  Supplemental branches                  70         106          76         110

* Includes intercompany revenues of $0.3 million and $1.1 million at market rates from the Company's healthcare staffing segment to the Company's program management segment during the three months and nine months ended September 30, 2003, respectively.


Three Months Ended  September 30, 2003 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 2002
--------

Operating Revenues

     Operating revenues during the third quarter of 2003 decreased by $7.7 million, or 5.4%, to $135.0 million compared to $142.7 million in the third quarter of 2002. Revenue decreases in supplemental and travel staffing were partially offset by revenue increases in contract therapy and hospital rehabilitation services.

     Hospital rehabilitation services revenues, consisting of hospital inpatient and outpatient programs, increased by $1.3 million, or 2.9%, from $45.2 million in the third quarter of 2002 to $46.5 million in the third quarter of 2003. Inpatient revenues increased by $1.1 million, or 3.2%, from $33.1 million in the third quarter of 2002 to $34.2 million in the third quarter of 2003 primarily as a result of a 5.9% increase in average revenue per program. The increase in average revenue per program primarily resulted from contract modifications to align the fee structure with the recently implemented prospective payment system for rehabilitation facilities. Outpatient revenues increased by $0.2 million from $12.1 million in the third quarter of 2002 to $12.3 million in the third quarter of 2003, with a 12.4% decrease in the average number of programs operated, offset by a 16.5% increase in the average revenue per outpatient program.

                                    16 of 26

REHABCARE GROUP, INC.

Three Months Ended  September 30, 2003 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 2002 (Continued)
--------------------

     Contract therapy revenues increased by 23.5% from $27.2 million in the third quarter of 2002 to $33.6 million in the third quarter of 2003, primarily reflecting a 19.2% increase in the average number of locations and a 3.5% increase in the average revenue per location. The increase in the average revenue per location is primarily the result of same store growth and a continued focus on opening larger locations.

     Healthcare  staffing  revenues  decreased  from $70.3  million in the third quarter of 2002 to $55.2 million in the third quarter of 2003(including $0.3 million inter-company sales at market rates to the Company's program management segment). Supplemental staffing revenues decreased by $13.2 million, or 30.9%, to $29.6 million in the third quarter of 2003, reflecting the consolidation of branch locations in the first quarter of 2003 and a decline in the demand for staffing agency services. The average number of branch locations decreased from 106 in the third quarter of 2002 to 70 in the third quarter of 2003. The decrease in supplemental staffing revenues is attributable to a 31.6% decrease in weeks worked as a result of the consolidation of branch locations and a decline in demand, offset by a 1.0% increase in average revenue per week worked. The increase in average revenue per week worked was a result of placing more highly credentialed staff such as registered nurses as compared to certified nurse assistants, as well as increased bill rates for the certified nurse assistants. Travel staffing revenues decreased by 6.7% from $27.4 million in the third quarter of 2002 to $25.6 million in the third quarter of 2003 as weeks worked and revenue per week worked decreased 5.7% and 1.0%, respectively. The decline in weeks worked was driven by a decrease in demand for travelers while the decrease in revenue per week is a result of a decrease in radiologist average bill rates and a shift in sales mix to more radiologists.

Cost and Expenses

     Operating expenses (excluding provision for doubtful accounts) as a percentage of operating revenues increased from 72.1% in the third quarter of 2002 to 75.9% in the third quarter of 2003, primarily reflecting lower productivity in the contract therapy division due to a now completed complex information system conversion during the third quarter 2003 and increased labor and benefit costs in all divisions. The provision for doubtful accounts as a percentage of operating revenues increased from 0.7% in the third quarter of 2002 to 0.8% in the third quarter of 2003 as the Company adjusted its accrual rates to reflect changes in accounts receivable agings and recent write-off experience. Division selling, general and administrative expenses as a percentage of operating revenues decreased from 13.0% in the third quarter of 2002 to 11.7% in the third quarter of 2003 primarily due to reductions in contract therapy, the outpatient division of hospital rehabilitation services, and supplemental staffing. Corporate selling, general and administrative expenses as a percentage of revenues increased from 4.5% in the third quarter of 2002 to 4.9% in the third quarter of 2003 primarily reflecting a lower revenue base and increases in consulting costs as a result of the arrangements with Phase 2 and Alan C. Henderson, both entered into in the second quarter 2003. Depreciation and amortization expense as a percent of operating revenues was comparable for each period.

     In the hospital rehabilitation services division, operating expenses (excluding provision for doubtful accounts) increased by 4.2%, or $1.2 million, primarily reflecting increased salary-related expenses in both inpatient and outpatient divisions as a result of higher workers compensation, professional liability and health insurance expenses. The provision for doubtful accounts

                                    17 of 26

REHABCARE GROUP, INC.

Three Months Ended  September 30, 2003 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 2002 (Continued)
--------------------

as a percentage of operating revenues increased from 0.2% to 0.5%, primarily as a result of the normal evaluation of the creditworthiness of the Company's clients. Selling, general and administrative expenses for this division as a percentage of operating revenues declined from 8.4% in the third quarter of 2002 to 7.9% in the third quarter of 2003. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, increased for the division as a percentage of operating revenues from 3.9% to 4.7%. Depreciation and amortization expense as a percentage of operating revenues decreased from 3.2% in the third quarter of 2002 to 2.7% in the third quarter of 2003, reflecting a change in the useful life of a software system from 3 years to 5 years in the second quarter of 2003. Operating earnings (earnings before interest and income taxes) in this division decreased slightly from $8.8 million in the third quarter of 2002 to $8.6 million in the third quarter of 2003.

     In the contract therapy division, operating expenses (excluding provision for doubtful accounts) increased by 35.8%, or $7.0 million, primarily due to an increase in contract labor and salary-related expenses, as well as lower productivity as a result of a now completed complex information system conversion during the third quarter 2003. The provision for doubtful accounts as a percentage of operating revenues was comparable for each period. Division selling, general and administrative expenses as a percentage of operating revenues decreased from 9.9% in the third quarter of 2002 to 9.2% in the third quarter of 2003, primarily as a result of revenues increasing faster than selling, general and administrative expenses. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, increased for the division as a percentage of operating revenues from 5.9% to 6.2%. Depreciation and amortization expense as a percentage of operating revenues decreased from 1.1% in the third quarter 2002 to 1.0% in the third quarter 2003. Operating earnings (earnings before interest and income taxes) in this division decreased by $1.7 million, or 64.6%, to $0.9 million.

     In the staffing segment, operating expenses (excluding provision for doubtful accounts) decreased 15.5%, or $8.4 million, due to lower volumes and increases in certain categories of operating expense. Gross profit margins in the supplemental staffing division decreased from 23.9% in the third quarter of 2002 to 18.5% in the third quarter of 2003, while gross profit margins in the travel division also decreased in the third quarter of 2003 to 16.0% compared to 21.9% in the comparable quarter last year. The decrease in gross profit margin in the supplemental staffing division was primarily the result of increases in workers compensation, professional and general liability and medical insurance claims cost. The decrease in gross profit margin within the travel staffing division was a result of changes within staff incentives and increases in salary-related expenses. The provision for doubtful accounts decreased $0.1 million in the third quarter of 2003 compared to the third quarter of 2002, primarily as a result of the normal evaluation of the creditworthiness of the Company's clients showing improvement as supported by the improvement in accounts receivable aging over the same period. Division selling, general and administrative expenses decreased by $3.1 million or 25.3% as a result of branch consolidations in the first quarter of 2003 and decreases in administrative personnel. This resulted in a decrease in selling, general and administrative expenses as a percentage of operating revenues from 17.2% in the third quarter of 2002 to 16.3% in the third quarter of 2003. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, decreased for the division as a percentage of operating revenues from 4.4% to 4.1%. Depreciation and amortization expenses as a percentage of operating revenues increased from 0.6%

                                    18 of 26

REHABCARE GROUP, INC.

Three Months Ended  September 30, 2003 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 2002 (Continued)
--------------------

in the third quarter of 2002 to 0.9% in the third quarter of 2003, primarily due to comparable expense on less revenue. Operating earnings (earnings before interest and income taxes) in the staffing group decreased by $2.8 million from operating earnings of $0.2 million in the third quarter of 2002 to an operating loss of $2.6 million in the third quarter of 2003.

     The restructuring charge represents severance and outplacement costs associated with the reduction in force of 61 positions as well as costs associated with closing five supplemental staffing branch offices. See Note 6. - "Restructuring Costs" to the condensed consolidated financial statements.

Non-operating Items

      Interest income was comparable for both periods.

     Interest expense primarily represents commitment fees paid on the unused portion of the line of credit and letter of credit fees and was comparable for both periods. The Company had no outstanding balance on the line of credit as of September 30, 2003 and September 30,2002.

     Earnings before income taxes decreased by 51.9% to $5.5 million in the third quarter of 2003 from $11.5 million in the third quarter of 2002. The provision for income taxes was $2.2 million in the third quarter of 2003 compared to $4.4 million in the third quarter of 2002 representing effective income tax rates of 40.0% and 38.0%, respectively. The effective tax rate increase was primarily a result of increased non-deductible meals provided to traveling radiologists and nurses in relation to earnings before income taxes. Net earnings in the third quarter of 2003 decreased to $3.3 million as compared to $7.1 million in the third quarter of 2002. Diluted net earnings per share decreased by 50.9% from $0.41 in the third quarter of 2002 to $0.20 in the third quarter of 2003. A 5.2% decrease in the weighted-average shares outstanding was attributable primarily to the repurchase of 1.7 million shares of common stock during the third quarter of 2002 and a smaller dilutive effect of stock options resulting from a lower average stock price in the third quarter 2003.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2002
----

Operating Revenues

     Operating revenues during the first nine months of 2003 decreased by $11.9 million, or 2.8%, to $409.8 million compared to $421.8 million in the first nine months of 2002. Revenue decreases in supplemental and travel staffing were partially offset by revenue increases in contract therapy and hospital rehabilitation services.

     Hospital rehabilitation services revenues, consisting of hospital inpatient and outpatient programs, increased by $5.2 million, or 3.9% from $133.8 million in the first nine months of 2002 to $139.0 million in the first nine months of 2003. Inpatient revenues increased by $5.1 million, or 5.3%, from $96.9 million in the first nine months of 2002 to $102.1 million in the first nine months of 2003 as a result of a 5.4% increase in revenue per program on the same number of average programs. Outpatient revenues remained flat from the first nine months of 2002 to the first nine months of 2003, reflecting an 11.4% decrease in the

                                    19 of 26

REHABCARE GROUP, INC.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2002 (Continued)
----------------

the average number of programs operated, offset by a 13.0% increase in the average revenue per outpatient program.

     Contract therapy revenues increased by 27.8% from $76.2 million in the first nine months of 2002 to $97.4 million in the first nine months of 2003, primarily reflecting a 22.6% increase in the average number of locations and a 4.2% increase in the average revenue per location. The increase in the average revenue per location is primarily the result of same store growth and a continued focus on opening larger locations.

     Healthcare staffing revenues decreased from $211.7 million in the first nine months of 2002 to $174.5 million in the first nine months of 2003(including $1.1 million inter-company sales at market rates to the Company's program management segment). Supplemental staffing revenues decreased by $35.7 million, or 26.8%, from $133.2 million in the first nine months of 2002 to $97.5 million in the first nine months of 2003, reflecting the consolidation of branch locations in the first quarter of 2003 and a decline in the demand for staffing agency services. The average number of branch locations decreased from 110 in the first nine months of 2002 to 76 in the first nine months of 2003. The decrease in supplemental staffing revenues is attributable to a 30.4% decrease in weeks worked as a result of the consolidation of branch locations and a decline in demand, partially offset by a 5.2% increase in average revenue per week worked. The increase in revenue per week worked was a result of placing more highly credentialed staff such as registered nurses as compared to certified nurse assistants. Travel staffing revenues decreased by 1.9% from $78.5 million in the first nine months of 2002 to $77.0 million in the first nine months of 2003 primarily due to a 2.3% decrease in weeks worked as demand slowed, partially offset by a 0.3% increase in revenue per week worked.

Cost and Expenses

     Operating expenses (excluding provision for doubtful accounts) as a percentage of operating revenues increased from 72.8% in the first nine months of 2002 to 75.1% in the first nine months of 2003, primarily reflecting the continued migration of the skill mix in our staffing division to more highly credentialed professionals, lower productivity in the contract therapy division due to a now completed complex information system conversion during the third quarter 2003 and increased labor and benefit costs in all divisions. The provision for doubtful accounts as a percentage of operating revenues decreased from 0.8% in the prior year nine month period to 0.7% in the current nine month period due to the improvement in the aging categories of the Company's accounts receivables during the first and second quarters. Division selling, general and administrative expenses as a percentage of operating revenues decreased from 13.4% in the first nine months of 2002 to 12.5% in the first nine months of 2003 primarily due to reductions in contract therapy and the outpatient division of hospital rehabilitation services, partially offset by increases in the inpatient division of hospital rehabilitation services and staffing. Corporate selling, general and administrative expenses as a percentage of revenues were comparable each of the nine month periods as restructuring and cost reduction efforts maintained costs in relation to decreased revenues. Depreciation and amortization expense as a percent of operating revenues increased to 1.6% from 1.5% due to depreciation expense recorded on additional capital expenditures.

     In the hospital rehabilitation services division, operating expenses (excluding provision for doubtful accounts) increased by 4.6%, or $4.0 million, primarily reflecting increased salary-related expenses in both inpatient and outpatient divisions as a result of higher workers compensation, professional liability and health insurance expenses. The provision for doubtful accounts

                                    20 of 26

REHABCARE GROUP, INC.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2002 (Continued)
----------------

as a percentage of operating revenues increased from 0.2% in the first nine months of 2002 to 0.4% in the first nine months of 2003, primarily as a result of the normal evaluation of the creditworthiness of the Company's clients. Selling, general and administrative expenses for this division decreased as a percentage of operating revenues from 9.0% to 8.7%, largely due to synergies achieved in integrating inpatient and outpatient into one division. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, increased for the division as a percentage of operating revenues from 4.5% to 4.7%. Depreciation and amortization expense as a percentage of operating revenues decreased from 3.0% in the first nine months of 2002 to 2.9% in the first nine months of 2003. Operating earnings (earnings before interest and income taxes) in this division increased from $23.2 million in the first nine months of 2002 to $23.7 million in the first nine months of 2003.

     In the contract therapy division, operating expenses (excluding provision for doubtful accounts) increased by 36.4%, or $20.2 million, primarily due to higher wage and salary-related expenses for therapists, a greater use of higher cost contract labor, and lower productivity in the third quarter 2003 as a result of a now completed complex information system conversion. The provision for doubtful accounts as a percentage of operating revenues was comparable for each period. Division selling, general and administrative expenses as a percentage of operating revenues decreased from 10.2% in the first nine months of 2002 to 9.2% in the first nine months of 2003, primarily as a result of revenues increasing faster than selling, general and administrative expenses. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, also decreased for the division as a percentage of operating revenues from 6.4% to 6.2%. Depreciation and amortization expense as a percentage of operating revenues was comparable for the two periods. Operating earnings (earnings before interest and income taxes) in this division decreased by $1.8 million, or 28.4%, to $4.5 million.

     In the staffing segment, operating expenses (excluding provision for doubtful accounts) decreased 13.7%, or $22.5 million, due to lower volumes and increases in certain categories of operating expense. Gross profit margins in the supplemental staffing division decreased from 23.4% in the first nine months of 2002 to 19.8% in the first nine months of 2003, while gross profit margins in the travel division also decreased in the first nine months of 2003 to 18.3% compared to 21.6% in the comparable nine months last year. These decreases in gross profit margins are primarily the result of increased salary-related expenses and changes within the travel division staff incentives. The provision for doubtful accounts decreased by $1.1 million in the first nine months of 2003 compared to the first nine months of 2003, primarily as a result of the normal evaluation of the creditworthiness of the Company's clients showing improvement as supported by the improvement in accounts receivable aging. Division selling, general and administrative expenses decreased $6.4 million, thus resulting in comparable expenses as a percentage of operating revenues of 17.3% for both periods. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, decreased for the division as a percentage of operating revenues from 4.8% in the first nine months of 2002 to 4.5% in the first nine months of 2003. Depreciation and amortization expenses as a percentage of operating revenues increased from 0.6% in the first nine months of 2002 to 0.8% in the first nine months of 2003 as costs remained approximately the same on a lower revenue base. Operating earnings (earnings before interest and income taxes) in the staffing group decreased by $4.9 million from a loss of $1.8 million in the first nine months of 2002 to a loss of $6.7 million.

                                    21 of 26

REHABCARE GROUP, INC.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2002 (Continued)
----------------

     The restructuring charge represents severance and outplacement costs associated with the reduction in force of 61 positions as well as costs associated with closing five supplemental staffing branch offices. See Note 6. - "Restructuring Costs" to the Condensed Consolidated Financial Statement.

Non-operating Items

     Interest income decreased by $0.2 million when comparing the first nine months of 2003 to the first nine months of 2002 as a result of decreased average cash balances and interest rates.

     Interest expense primarily represents commitment fees paid on the unused portion of the line of credit and letter of credit fees. For the periods compared, this expense increased slightly as a result of increased letters of credit. The Company had no outstanding balance on the line of credit as of September 30, 2003 and September 30, 2002.

     Earnings before income taxes decreased by 28.6% to $19.6 million in the first nine months of 2003 from $27.5 million in the first nine months of 2002. The provision for income taxes was $7.8 million in the first nine months of 2003 compared to $10.4 million in the first nine months of 2002 representing effective income tax rates of 39.8% and 38.0%, respectively. The effective tax rate increase was largely the result of increased non-deductible meals provided to traveling radiologists and nurses in relation to earnings before income taxes. Net earnings in the first nine months of 2003 decreased to $11.8 million as compared to $17.0 million the first nine months of 2002. Diluted net earnings per share decreased by 24.3% from $0.95 in the first nine months of 2002 to $0.72 in the first nine months of 2003. An 8.3% decrease in the weighted-average shares outstanding was attributable primarily to the repurchase of 1.7 million shares of common stock during the third quarter of 2002 and a smaller dilutive effect of stock options resulting from a lower average stock price.

Regulatory Impact

     The Medicare proposed "65 Percent Rule" is not expected to impact operating results in 2003, as the final rule is not expected to be released until early December 2003, with implementation no sooner than early 2004. The Company typically does not make specific comments on the impact of proposed rulemaking or legislation prior to final effectiveness as the impact often changes significantly during the approval process. However, given the advanced stage of this proposed rule and the evaluation of the potential impact completed by the Company, the rule's impact is expected to result in an estimated decline in discharges of zero to 3 percent in 2004 in our hospital rehabilitation services division due to differing cost reporting periods. Mitigation strategies to replace utilization through enhanced internal and external census development would result in the decline in discharges being at the lower end of the range. While the rule primarily affects the hospital rehabilitation services division, the Company expects that the contract therapy division will potentially benefit, as patients that cannot be served in the acute rehab setting may receive therapy in the nursing home setting.

                                    22 of 26

REHABCARE GROUP, INC.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2002 (Continued)
----------------

     On September 1, 2003, the Medicare Part B therapy caps became effective, which provide for a cap of $1,590 on certain Part B therapy services. These caps will impact the Company's contract therapy division through the remainder of 2003. The division has been able to mitigate some of the impact of the caps through therapy productivity improvements. However, because the caps may be short-term in duration, the division has elected not to make more permanent changes to its operating model.

Liquidity and Capital Resources

     As of September 30, 2003, the Company reported $27.4 million in cash and current marketable securities and a current ratio, the amount of current assets divided by current liabilities, of 3.1 to 1. Working capital increased by $18.9 million to $86.8 million as of September 30, 2003 as compared to $67.8 million as of December 31, 2002 due to an increase in current assets of $23.4 million combined with an increase in current liabilities of $4.5 million. The increase in current assets was primarily due to increased cash balances as a result of cash generated from operations and an increase in accounts receivable and deferred tax assets. Net accounts receivable were $90.6 million at September 30, 2003, compared to $87.2 million at December 31, 2002. The number of days' average net revenue in net receivables was 61.8 and 57.7 at September 30, 2003 and December 31, 2002, respectively. The increase in deferred tax assets was primarily due to an increase in accrued vacation, accrued workers compensation, professional liability insurance and health insurance. The decrease in capital expenditures in the current year as compared to the prior year was a result of the completion of major system enhancements and implementations last year to support the clinical operations of the Company. The increase in current liabilities was primarily the result of an increase in health insurance accruals and workers compensation and professional liability accruals and expenses offset by a decrease in accounts payable and accrued salaries and wages.

     The Company's operating cash flows constitute the Company's primary source of liquidity and historically have been sufficient to fund working capital, capital expenditures, internal business expansion and debt service requirements. The Company expects to meet its future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. The Company has a $125.0 million revolving line of credit with no balance outstanding as of September 30, 2003. The Company has $6.2 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount the Company may borrow under the line of credit. The Company also has a $7.6 million promissory note issued to the Company's workers compensation carrier as additional collateral. The promissory note is not recorded as a liability on the balance sheet as it would only become payable upon an event of default as defined in the security agreement with the workers compensation carrier.

Item 3. - Quantitative and Qualitative Disclosures About Market Risks
---------------------------------------------------------------------

      There have been no material changes in the reported market risks since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. - Controls and Procedures
---------------------------------

     As of September 30, 2003, the Company's Interim Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's Interim Chief


                                    23 of 26

REHABCARE GROUP, INC.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2002 (Continued)
----------------

Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     In May 2002, the Company was named as a defendant in a suit filed in the United States District Court for the Eastern District of Missouri alleging violations of the federal securities laws and seeking to certify the suit as a class action. Certain current and former officers of the Company are also defendants in the suit and are being jointly defended with the Company. The proposed class consists of persons who purchased shares of the Company's common stock between August 10, 2000 and January 21, 2002. The plaintiffs filed an amended complaint in December 2002 that focuses primarily on alleged weaknesses in the software system selected by the Company's Staffing Group and the purported negative effects of such systems on the healthcare staffing services business operations. The Company's director and officer liability insurance carrier has preliminarily accepted coverage of the action, including the payment of defense costs after the satisfaction of the Company's deductible, subject to the applicable limits of the policy. The court recently issued an order denying the Company's motion to dismiss, without prejudice, while directing the plaintiff to amend its complaint to present its claims with more particularity. The Plaintiffs filed an amended complaint on November 7, 2003 and the Company expects to file a new motion to dismiss in the near future.

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

     In February 2003, the Company was named as a co-defendant in a complaint filed in the United States District Court for the Northern District of Illinois seeking investment-banking fees under a retainer agreement executed by Maurice Echales in February 1997 on behalf of eai Healthcare Staffing Solutions ("eai"), a company that was acquired in December 1999. On October 30, 2003, the parties reached an agreement in principle whereby the plaintiff will release all claims arising out of the agreement and the investment banking relationship against Mr. Echales, the Company and all of its subsidiaries and affiliates, in exchange for a lump sum payment to be paid by Mr. Echales, without contribution from the


                                    24 of 26

--------------------------------------

Company. Mr. Echales has also agreed to reimburse the Company for its attorney fees and expenses incurred in this matter. The attorneys for the parties are in the process of documenting a settlement agreement at this time.

     In July,  2003 a civil Qui Tam  action  was  filed  against  Baxter  County
Regional Hospital, Inc. ("Baxter"), and the Company in the United States District Court for the Eastern District of Arkansas, seeking treble damages, civil penalties, back pay, and special damages. The allegations contained in the suit, brought by a former independent contractor of the Company and a former Baxter physical therapist, relate to the clinical diagnoses of patients treated at the hospital's acute rehabilitation unit for Medicare reimbursement purposes. The suit alleges that Baxter and the Company received reimbursement in excess of $5,000,000. The original action was filed on August 21, 2000, under seal, requiring an investigation by the United States Department of Justice. The Company and Baxter fully cooperated with the Department's investigation and on June 3, 2003, after completion of the investigation, the Department declined to intervene and the seal was lifted. The Company and Baxter also initiated an internal and external audit that concluded the allegations were unfounded and that the Company and Baxter were in compliance with Medicare regulations. The relators filed an amended complaint, and the Company was served and notified of the civil allegations on July 15, 2003. The Company has agreed to indemnity Baxter for certain fees and expenses on all counts except one, arising out of the action. No discovery has been commenced in the case pending the court's ruling on the defendant's motion to dismiss.

     The Wage and Hour Division of the United States Department of Labor is currently investigating whether persons employed as on call coordinators at certain staffing branch locations were properly compensated for all hours worked, and whether the entire time they were on call should be counted as hours worked. The Company has advised the Wage and Hour Division that it believes on call coordinators paid a flat fee per shift were properly compensated in accordance with applicable federal law. The inquiry is limited to the period from January 1, 2001 to the present. No final determination or position has been taken by the Wage and Hour Division to date with respect to these matters.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)  Exhibits

             See exhibit index

    (b) Reports on Form 8-K

             The Company has filed the following Current Reports on Form 8-K during the period ended September 30, 2003:

            Filing Date       Description of Event
            -----------       --------------------

        July 30, 2003         Item 9.  Press release dated July 30, 2003,
                              announcing the Company's earnings for the second quarter 2003

                              Item 9. Script for a conference call held by the Registrant on July 30, 2003

        September 3, 2003     Item 9.  Text of Investor Relations Presentation
                              in use beginning September 3, 2003



                                    25 of 26

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   REHABCARE GROUP, INC.

November 12, 2003



                                          By: /s/           Vincent L. Germanese
                                                   -----------------------------
                                                            Vincent L. Germanese
                                          Senior Vice President, Chief Financial
                                                           Officer and Secretary

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



Date:  November 12, 2003


                                    By: /s/  John H. Short
                                        --------------------------
                                             John H. Short
                                          Interim President and
                                          Chief Executive Officer
                                          RehabCare Group, Inc.

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



Date:  November 12, 2003


                                  By:  /s/  Vincent L. Germanese
                                       -------------------------
                                            Vincent L. Germanese
                                            Senior Vice President,
                                            Chief Financial Officer
                                            and Secretary
                                            RehabCare Group, Inc.

                                                                    Exhibit 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. Short, Interim Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     By: /s/  John H. Short
                                        --------------------------
                                              John H. Short
                                          Interim President and
                                          Chief Executive Officer
                                          RehabCare Group, Inc.
                                          November 12, 2003



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

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent
L. Germanese, Senior Vice President Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                  By:  /s/  Vincent L. Germanese
                                       -------------------------
                                            Vincent L. Germanese
                                            Senior Vice President,
                                            Chief Financial Officer
                                            and Secretary
                                            RehabCare Group, Inc.
                                            November 12, 2003


* A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.