Form 10-K
period 2003-12-31
REHABCARE GROUP INC
filed 2004-03-12
CIK 812191

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

For the fiscal year ended December 31, 2003

Commission file number 0-19294

                              RehabCare Group, Inc.
             (Exact name of Registrant as specified in its charter)

            Delaware                                   51-0265872
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

          7733 Forsyth Boulevard, 23rd Floor, St. Louis, Missouri 63105
              (Address of principal executive offices and zip code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

     Indicate by check mark whether the Registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).              Yes  X           No

     The aggregate market value of voting stock held by non-affiliates of Registrant at June 30, 2003 was $231,875,029. At March 8, 2004, the Registrant had 16,177,479 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of this Annual Report on Form 10-K incorporates by reference information contained in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2003.

     Part III of this Annual Report on Form 10-K incorporates by reference information contained in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 4, 2004.
================================================================================

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause RehabCare Group's actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include, but are not limited to, the ability of RehabCare to integrate acquisitions and to implement client partnering relationships within the expected timeframes and to achieve the revenue and earnings levels from such acquisitions and relationships at or above the levels projected; the timing and financial effect of the Company's continuing restructuring efforts with respect to the Company's current businesses; changes in and compliance with governmental reimbursement rates and other regulations or policies affecting RehabCare's hospital rehabilitation and contract therapy lines of business; RehabCare's ability to attract new client relationships or to retain and grow existing client relationships through expansion of RehabCare's hospital rehabilitation and contract therapy service offerings and the development of alternative product offerings; the future operating performance of InteliStaf Holdings, Inc., and the rate of return that RehabCare will be able to achieve from its equity interest in InteliStaf; the adequacy and effectiveness of RehabCare's operating and administrative systems; RehabCare's ability and the additional costs of attracting administrative, operational and professional employees; significant increases in health, workers' compensation and professional and general liability costs; litigation risks of RehabCare's past and future business, including RehabCare's ability to predict the ultimate costs and liabilities or the disruption of its operations; competitive and regulatory effects on pricing and margins, including efforts by governmental reimbursement programs, insurers, healthcare providers and others to contain healthcare costs; and general economic conditions.

ITEM 1.  BUSINESS

    The terms "RehabCare," "our company," "we" and "our" as used herein refer to "RehabCare Group, Inc."

Overview of Our Company

     RehabCare Group, Inc., a Delaware corporation, is a leading provider of therapy program management for hospitals and skilled nursing facilities. We manage hospital-based inpatient acute rehabilitation and skilled nursing units, hospital-based and satellite outpatient therapy programs, as well as therapy programs in freestanding skilled nursing, long-term care and assisted living facilities.

     Established in 1982, we have more than 20 years experience helping healthcare providers increase revenues and reduce costs while effectively and compassionately delivering rehabilitation services. We believe our clients place a high value on our extensive experience in assisting them to implement clinical best practices, to address competition for patient services, and to navigate the complexities inherent in managed care contracting and government reimbursement systems. Over the years, we have diversified our program management services to include management services for inpatient rehabilitation facilities within hospitals, skilled nursing units and outpatient rehabilitation programs, as well as management of rehabilitation services in freestanding skilled nursing, long-term care and assisted living facilities.

     On February 2, 2004, we sold our StarMed Staffing division to InteliStaf Holdings Inc., a privately held healthcare staffing company. In return, we received a 25% equity ownership stake in InteliStaf. As part of this transaction, the parties agreed that two of our directors would serve on the InteliStaf board. After the February 2, 2004 consummation date, day-to-day management of the staffing business is the sole responsibility of InteliStaf. Under accounting rules, we will not consolidate the financial condition and results of operations of the staffing business from the consummation date forward, but will account for our minority investment in InteliStaf under the equity method.

     We offer our portfolio of program management services to a highly diversified customer base. In all, we have relationships with more than 700 hospitals and skilled nursing facilities located in 39 states, the District of Columbia and Puerto Rico.

     For the year ended December 31, 2003, we had consolidated operating revenues of $539.3 million and a consolidated net loss of $13.7 million, including a $30.6 million after-tax loss on net assets held for sale. In 2003, approximately 41% of our third party operating revenues were derived from our now-divested healthcare staffing services business and approximately 59% were derived from our program management services business.

Industry Overview

     As a provider of program management services, our revenues and growth are affected by trends and developments in healthcare spending. The Centers for Medicare and Medicaid Services estimated that in 2002 total healthcare expenditures in the United States grew by 9.3% to $1.6 trillion, the sixth consecutive year in which healthcare spending grew at an accelerating rate. The Centers also report that hospital spending increased 9.5%, to $486.5 billion in 2002, marking the fourth consecutive year of accelerating growth and the first time the hospital spending growth rate outpaced the overall healthcare spending growth rate since 1991. However, the Centers anticipate a slight decrease in the growth rate for hospital spending, which was projected to fall to 6.5% in 2003.

     The Centers further projects that total healthcare spending in the United States will grow an average of 7.3% annually from 2002 through 2013. According to these estimates, healthcare expenditures will account for approximately $3.4 trillion, or 18.4%, of the United States gross domestic product by 2013.

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

     We believe that healthcare expenditures and longer life expectancy of the labor force and general population will place increased pressure on healthcare providers to find innovative, efficient means of delivering healthcare services. In particular, many of the health conditions associated with aging -- such as stroke and heart attack, neurological disorders and diseases and injuries to the muscles, bones and joints -- will increase the demand for rehabilitative therapy. These trends, combined with the need for client hospitals to move their patients into the appropriate level of care on a timely basis, will encourage healthcare providers to direct patients to inpatient rehabilitation units, outpatient therapy and freestanding skilled nursing therapy programs.

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

     Many healthcare providers seek to outsource a broad range of services through contracts with companies who will manage individual product lines. Outsourcing allows healthcare providers to take advantage of the specialized expertise of contract management companies, enabling providers to concentrate on the businesses they know best, such as facility and acute-care management. Continued reimbursement pressures under managed care and Medicare have driven healthcare providers to look for additional sources of revenue. As constraints on overhead and operating costs have increased and manpower has been reduced, outsourcing of ancillary and post-acute services has become more important in order to increase patient volumes and provide services at a lower cost while maintaining high quality standards.

     By outsourcing therapy services, hospitals may be able to:

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

o Sign Agreements with Managed Care Organizations. We believe managed care organizations prefer to sign contracts covering acute rehabilitation, skilled nursing services and outpatient therapy, or even the entire post-acute continuum of services, with one entity rather than several separate, often unrelated entities. Program managers may provide patient evaluation systems that collect data on patients in each of their units showing the degree of improvement and the related costs from the time the patient is admitted to the unit through the time of discharge. This is an important feature to managed care organizations in controlling their costs while assuring appropriate outcomes. Program managers often have the ability to improve clinical care by capturing and analyzing this information from a large number of acute rehabilitation and skilled nursing units, which an individual hospital could not do on its own without a substantial investment in specialized systems. Becoming part of a managed care network helps the hospital attract physicians, and in turn, attract more patients to the hospital.

o Obtain Reimbursement Advice. Program managers may employ reimbursement specialists who are available to assist client hospitals in interpreting complicated regulations within a given specialty, a highly valued service in the changing healthcare environment.

     Of the approximately 4,900 general acute-care hospitals in the United States, an estimated 1,050 hospitals operate inpatient acute rehabilitation units, of which we estimate approximately 15%-20% currently outsource acute rehabilitation program management services. As of December 31, 2003, we had therapy program management contracts with 111 of those hospitals that outsource acute rehabilitation unit management services.

     By outsourcing therapy services, skilled nursing facilities may be able to:

o    Improve   Clinical   Quality.   National   program   managers   focused  on
     rehabilitation are able to develop and employ best practices, which benefit client facilities.

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

     Of the total population of skilled nursing facilities in the United States, there are an estimated 5,000 facilities that are ideal prospects for our contract therapy services. As of December 31, 2003, we had therapy program management contracts with 468 facilities that outsource therapy management services. In addition to skilled nursing facilities, we have expanded our service offerings to deliver therapy management services in additional settings such as long-term care and assisted living facilities.

Overview of Our Business Units

     We currently operate in one business segment, program management services, which consists of two business units - hospital rehabilitation services and contract therapy. The following table describes the services we offer within these business units.

      Business Units        Description of Service     Benefits to Client
      --------------        ----------------------     ------------------
Hospital Rehabilitation
Services:
      Inpatient             High acuity                Utilizes formerly idle
        Acute               rehabilitation for         space and affords the
        Rehabilitation      conditions such as         client the ability to
        Units:              strokes, orthopedic        offer specialized
                            conditions and head        clinical rehabilitation
                            injuries.                  services to patients who
        Skilled Nursing                                might otherwise be
        Units:              Lower acuity               discharged to a setting
                            rehabilitation but often   outside the client's
                            more medically complex     facility.
                            than acute rehabilitation
                            units for conditions such
                            as stroke, cancer, heart
                            failure, burns and wounds.

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

Contract Therapy:           Rehabilitation services    Affords the client the
                            in free standing skilled   ability to fulfill the
                            nursing, long term care    continuing need for
                            and assisted living        therapists on a
                            facilities for             full-time or part-time
                            neurological, orthopedic   basis. Offers the client
                            and cardiological          a better opportunity to
                            conditions.                improve the quality of
                                                       the programs.

     Financial information about each of our business segments, including our recently divested staffing segment, is contained in Note 15 "Industry Segment Information" to our consolidated financial statements.

 The following table summarizes by geographic region in the United States our program management locations as of December 31, 2003.

                                               Acute
                                          Rehabilitation/
                                             Skilled    Outpatient  Contract
                                             Nursing      Therapy    Therapy
Geographic Region                              Units     Programs   Programs
-----------------                              -----     --------   --------
Northeast Region ...................           18/1         6          31
Southeast Region....................           18/4        16          65
North Central Region................           28/3         5         164
Mountain Region.....................            4/1         2           0
South Central Region................           36/3        14         168
Western Region......................            7/0         0          40
                                             ------        --         ---
   Total............................         111/12        43         468

     Program Management Services

     Inpatient

     RehabCare has developed an effective business model in the prospective payment environment, and is instrumental in helping its clients achieve favorable outcomes in their inpatient rehabilitation settings.

     Acute Rehabilitation. Since 1982, our inpatient division has been the market leader in operating acute rehabilitation units in acute-care hospitals on a contract basis. As of December 31, 2003, we managed inpatient acute rehabilitation units in 111 hospitals for patients with diagnoses including stroke, orthopedic conditions, arthritis, spinal cord and traumatic brain injuries. Of the approximately 4,900 general acute-care hospitals in the United States, an estimated 1,050 hospitals operate inpatient acute rehabilitation units of which we estimate only approximately 15%-20% currently outsource acute rehabilitation program management services.

     Of the approximately 3,850 acute-care hospitals that do not currently operate acute rehabilitation units, we estimate that as many as 1,200 meet our general criteria for support of acute rehabilitation units in their markets. We believe that there is an opportunity for growth to the extent that many of the hospitals currently operating their own acute rehabilitation units re-evaluate the efficiency of their operations and consider outsourcing management services to companies such as ours.

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

     We are generally paid by our clients on the basis of a negotiated fee per discharge or per patient day pursuant to contracts that are typically for terms of three to five years. These contracts are generally subject to termination or renegotiation in the event the hospital experiences a material change in the reimbursement it receives from government or other providers.

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

     Skilled Nursing Units. In 1994, the inpatient division added the skilled nursing service line in response to client requests for management services and our strategic decision to broaden our inpatient services. As of December 31, 2003, we managed 12 inpatient skilled nursing units. The hospital-based skilled nursing unit enables patients to remain in a hospital setting where emergency needs can be met quickly as opposed to being sent to a freestanding skilled nursing facility. The unit is located within the acute-care hospital and is separately licensed as a skilled nursing unit.

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

     Outpatient

     In 1993, we began managing outpatient therapy programs that provide management of therapy services to patients with work-related and sports-related illnesses and injuries, and as of December 31, 2003, we managed 43 hospital-based and satellite outpatient therapy programs. An outpatient therapy program complements the hospital's occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation units and medical/surgical beds. An outpatient therapy program also attracts patients into the hospital and is conducted either on the client hospital's campus or in satellite locations controlled by the hospital.

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

     Contract Therapy

     In 1997, we added therapy management for free standing skilled nursing facilities to our service offerings. This program affords the client the opportunity to fulfill its continuing need for therapists on a full-time or part-time basis without the need to hire and retain full-time staff. As of December 31, 2003, we managed 468 contract therapy programs.

     Our typical contract therapy client has 120 beds, a portion of which are licensed as skilled nursing beds. We manage therapy services, including physical and occupational therapy and speech/language pathology for the skilled nursing facility and settings that provide services to the senior population. Our broad base of staffing service offerings, full-time, part-time and on-call, can be adjusted at each location according to the facility's and its patients' needs.

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

     In 2003, we launched a series of initiatives aimed at advancing both the profitability and growth of our company. The strategies are focused on four distinct areas -- restructuring, service offerings, strengthening client relationships and acquisitions.

     In 2003, we restructured our operations achieving a $3.5 million reduction in selling, general and administrative expenses in the fourth quarter of 2003 compared to the second quarter of 2003. Half of the savings was realized through reductions in personnel; about 30 percent came from renegotiation of our vendor relationships; and another 20 percent from withholding discretionary expenditures.

     To match the needs of an evolving healthcare market, we are redefining our service offerings. We have begun to redefine our expertise to include the entire continuum of post-acute care. In addition to our traditional settings of acute-care hospitals and skilled nursing facilities, we plan to establish our presence in rapidly growing segments of the healthcare market -- care management for post-acute rehabilitation services, long-term acute-care hospitals (LTACHs) and home health therapy services.

     A significant shift in our service offerings is the sale of StarMed Staffing Group -- our healthcare staffing division -- to InteliStaf. The transaction created the nation's largest privately held integrated healthcare staffing company with combined 2003 revenue of more than $450 million. This transaction allows us to continue to participate in the expected recovery of the healthcare staffing industry as an investor while concentrating our management resources on improving the growth and profitability of our program management services business units.

     To bolster our client relationships, we are taking steps to create true partnerships, where both parties share risk and success. One of our most valuable current assets is our available capital and lack of debt. We plan to utilize our available capital to create joint ventures with partners who fit our plans for establishing our expertise in serving the entire post-acute continuum of care. In January 2004, we announced plans to develop our first such relationships with Signature Healthcare Foundation and UCLA Medical Center. The Signature transaction provides us the ability to add outpatient clinics and therapy home health in the St. Louis market over the next five years. The UCLA transaction, after completion of leasing and licensing steps, will allow us to develop a 56 bed acute rehabilitation services facility in conjunction with UCLA and a capital partner.

     We have begun to utilize our available capital to accomplish our fourth new strategy -- acquisitions. Specifically, we'll pursue acquisitions that round out our continuum model of post-acute care and in target markets. We have begun to implement this strategy with two acquisitions completed in early 2004. The first was CPR Therapies, Inc., which gives us a significant contract therapy presence in Colorado and enhanced market share in California in providing skilled nursing services. The second, American VitalCare, Inc., adds to our service delivery capability in California in providing specialized sub-acute services.

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

     Professional Licensure and Corporate Practice. Many of the healthcare professionals employed or engaged by us are required to be individually licensed or certified under applicable state law. We take steps to ensure that our licensed healthcare professionals possess all necessary licenses and certifications, and we believe that our employees comply with all applicable state laws.

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

     Medicare pays acute-care hospitals for most inpatient hospital services under a payment system known as the "prospective payment system." Under this system, acute-care hospitals are paid a specific amount toward their operating costs based on the diagnosis-related or case-mix group to which each Medicare patient is assigned, regardless of the amount of services provided to the patient or the length of the patient's hospital stay. The amount of reimbursement assigned to each diagnosis-related or case-mix group is established prospectively by the Centers for Medicare and Medicaid Services, an agency of the Department of Health and Human Services.

     For certain Medicare beneficiaries who have unusually costly hospital stays, the Centers for Medicare and Medicaid Services will provide additional payments above those specified for the diagnosis-related or case-mix group. Under a prospective payment system, a hospital may keep the difference between its diagnosis-related or case-mix group payment and its operating costs incurred in furnishing inpatient services, but is at risk for any operating costs that exceed the applicable diagnosis-related or case-mix group payment rate. As a result, hospitals have an incentive to discharge Medicare patients as soon as it is clinically appropriate.

     The prospective payment system for inpatient rehabilitation facilities is similar to the diagnosis-related group payment system used for acute-care hospital services but uses a case-mix group rather than a diagnosis-related group. Each patient is assigned to a case-mix group based on clinical characteristics and expected resource needs as a result of information reported on a "patient assessment instrument" which is completed upon patient admission and discharge. Under the prospective payment system, a hospital may keep the difference between its case-mix group payment and its operating costs incurred in furnishing patient services, but is at risk for operating costs that exceed the applicable case-mix group payment.

     We believe that the prospective payment system for inpatient rehabilitation facilities favors low-cost, efficient providers, and that our strategy of managing programs on the premises of our hospital clients positions us well for the changing reimbursement environment.

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

     The Balanced Budget Act of 1997 also affected Medicare reimbursement for outpatient rehabilitation services. Since 1999, reimbursement for such services is currently based on the lesser of the provider's actual charge for such services or the applicable Medicare physician fee schedule amount established by the Centers for Medicare and Medicaid Services. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a skilled nursing facility, an assisted living facility, a physician's office, or the office of a therapist in private practice. Under current law, an outpatient therapy program that is not designated as being hospital provider-based is subject to annual limits on payment for therapy services. These annual therapy caps have, however, been suspended through December 31, 2005.

     The Medicare proposed "65 Percent Rule" did not impact operating results in 2003, as the final rule is not expected to be released until sometime in 2004. The Company typically does not make specific comments on the impact of proposed rulemaking or legislation prior to final effectiveness as the impact often changes significantly during the approval process. However, given the advanced stage of this proposed rule and the evaluation of the potential impact, the rule is expected to result in an estimated decline in discharges of zero to 3% in 2004 in our hospital rehabilitation services division due to differing cost reporting periods. Mitigation strategies to replace utilization through enhanced internal and external census development would result in the decline in discharges being at the lower end of the range. While the rule primarily affects the hospital rehabilitation services division, the Company expects that the contract therapy division will potentially benefit, as patients that cannot be served in the acute rehabilitation setting may receive therapy in the nursing home setting.

     The Centers for Medicare and Medicaid  Services  recently  promulgated  new rules regarding the provider-based status of certain facilities and organizations furnishing healthcare services to Medicare beneficiaries. Designation as a provider-based facility or organization can, in some cases, result in greater reimbursement from the Medicare program than would otherwise be the case. Under the new rules, a designation as provider-based also mandates compliance with a specific set of billing and patient notification requirements and emergency medical treatment regulations. After July 1, 2003, all programs, facilities and organizations, previously established and new, must submit self-attestation stating that the provider-based criteria and obligations are met. The Centers for Medicare and Medicaid Services have clarified that the provider-based rules do not apply to outpatient therapy facilities while under the therapy cap moratorium.

     Health Information Practices. Subtitle F of the Health Insurance Portability and Accountability Act of 1996 was enacted to improve the efficiency and effectiveness of the healthcare system through the establishment of standards and requirements for the electronic transmission of certain health information. To achieve that end, the statute requires the Secretary of the Department of Health and Human Services to promulgate a set of interlocking regulations establishing standards and protections for health information systems, including standards for the following:

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

     Final rules setting forth standards for electronic transactions and code sets, for the privacy of individually identifiable health information, and for the security of protected health information in electronic form, applying to health plans, healthcare clearinghouses and healthcare providers who transmit any healthcare information in electronic form in connection with certain administrative and billing transactions have been promulgated. The electronic transaction and code set standards and rules with respect to the privacy of individually protected healthcare information are effective. Compliance with the final rules concerning the security of protected healthcare information in electronic form is required by April 21, 2005. Final rules that include standards for unique health identifiers for employers and healthcare providers, as well as standards related to the security of individual healthcare information and the use of electronic signatures were published on January 23, 2004. Healthcare providers can begin applying for National Provider Identifiers on the effective date of the final rule, which is May 23, 2005. All entities covered by the Act must use provider identifiers by the compliance dates of May 23, 2008 for small health plans and May 23, 2007 for all other plans.

     We have reviewed the final rules and through the efforts of our company-based task force have instituted new policies and procedures to meet these regulations. A Company-wide training effort for all employees on how the regulations apply to their job role has been implemented. We serve predominantly as a business associate and have been diligent in our pursuit of business associate agreements with all of our clients.

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

     Anti-Referral Laws. The federal Stark law generally provides that, if a physician or a member of a physician's immediate family has a financial relationship with a healthcare entity, the physician may not make referrals to that entity for the furnishing of designated healthcare services covered under Medicare, Medicaid, or other government healthcare programs, unless one of several specific exceptions applies. For purposes of the Stark law, a financial relationship with a healthcare entity includes an ownership or investment interest in that entity or a compensation relationship with that entity. Designated healthcare services include physical and occupational therapy services, durable medical equipment, home health services, and inpatient and outpatient hospital services. Final regulations of the Centers for Medicare and Medicaid Services interpreting the Stark laws are effective and we have instituted policies to set standards so employees do not make errors in violations of the Stark law.

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

Competition

     Our program management business competes with companies that may offer one or more of the same services. The fundamental challenge in this line of business is convincing our potential clients, primarily hospitals and skilled nursing facilities, that we can provide rehabilitation services more efficiently than they can themselves. Among our principal competitive advantages are our reputation for quality, cost effectiveness, a proprietary outcomes management system, innovation and price, and the location of programs within our clients' facilities.

     We rely significantly on our ability to attract, develop and retain therapists and program management personnel. We compete for these professionals with other healthcare companies, as well as actual and potential clients, some of whom seek to fill positions with either regular or temporary employees.

Employees

     As of December 31, 2003, we had approximately 8,500 employees, approximately 3,300 of which were full-time employees, in our program management services business. As of December 31, 2003, we also employed approximately 4,600 travel and supplemental staff employed on a regular or periodic basis by our recently divested healthcare staffing services business. The physicians who are the medical directors of our acute rehabilitation units are independent contractors and not our employees. None of our employees is subject to a collective bargaining agreement.


Non-Audit Services Performed by Independent Accountants

     Pursuant to Section  10A(i)(2) of the  Securities  Exchange Act of 1934 and
Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our audit committee to be performed by KPMG LLP, our independent auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the period covered by this Form 10-K, our audit committee pre-approved non-audit services related to tax compliance, assistance with documenting controls under Sarbanes-Oxley Section 404 and due diligence assistance on potential acquisitions and the disposition of our healthcare staffing division.

Web Site Access to Reports

      Our Form 10-K, Form 10-Qs, definitive proxy statements, Form 8-Ks, and any amendments to those reports are made available free of charge on our web site at www.rehabcare.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     We currently lease approximately 71,000 square feet of executive office space in Clayton, Missouri under a lease that expires in the year 2012, assuming all options to renew are exercised. In addition to the monthly rental cost, we are also responsible for specified increases in operating costs. In addition, our subsidiaries lease approximately 10,000 square feet in Salt Lake City, Utah under a lease that expires in 2011. American VitalCare, Inc. leases its corporate office located in Anaheim, California. The office has a square footage of approximately 8,200 square feet. The terms of the lease provide for an expiration date of June 30, 2005.

ITEM 3.  LEGAL PROCEEDINGS

     In May 2002, a lawsuit was filed in the United States District Court for the Eastern District of Missouri against us and certain of our current directors and officers. The plaintiffs allege violations of the federal securities laws and are seeking to certify the suit as a class action. The proposed class consists of persons that purchased shares of our common stock between August 10, 2000 and January 21, 2002. The case alleges weaknesses in the software systems selected by our recently sold StarMed Staffing Group, and the purported negative effects of such systems on our business operations. The Plaintiff filed a second amended complaint in November 2003, pursuant to the District Court Judge's ruling that the Plaintiff must present its claims with more focus and "sufficient particularity" before he could entertain a motion to dismiss. On February 17, 2004, we filed a second motion to dismiss, which is pending.

     In August 2002, a derivative lawsuit was filed in the Circuit Court of St. Louis County, Missouri against us and certain of its directors. The complaint, which is based upon substantially the same facts as are alleged in the federal securities class action, was filed on behalf of the derivative plaintiff by a law firm that had earlier filed suit in the federal case. We filed a motion to dismiss based primarily on the derivative plaintiff's failure to make a pre-suit demand, which is pending. The federal court hearing the securities law class action has stayed discovery in the derivative proceeding until discovery commences in the class action.

      In July, 2003 a civil action, United States of America ex rel. Gregory
                                    ----------------------------------------
Kersulis, M.D. and Jimmie Wilson and Gregory Kersulis, M.D., and Jimmie Wilson
------------------------------------------------------------------------------
v. RehabCare Group, Inc.; and Baxter County Regional Hospital, Inc., was filed
--------------------------------------------------------------------
under the qui tam provisions of the False Claims Act in the United States District Court for the Eastern District of Arkansas, seeking treble damages, civil penalties, back pay, and special damages. The allegations contained in the suit, brought by a former independent contractor of ours and a former Baxter physical therapist, relate to the proper clinical diagnoses of patients treated at the hospital's acute rehabilitation unit for Medicare reimbursement purposes, in which Baxter received such reimbursement in excess of $5,000,000. The original action was filed on August 21, 2000, under seal, requiring an investigation by the United States Department of Justice, in which we and Baxter fully cooperated. We and Baxter also initiated an internal and external audit that concluded the allegations were unfounded and that we and Baxter were in compliance with Medicare regulations. After the Department's investigation, on June 3, 2003, the government declined to intervene and the seal was lifted. The Plaintiffs filed an amended complaint, and we were served and notified of the civil allegations on July 15, 2003. We have agreed to indemnify Baxter for all fees and expenses on all counts except one, arising out of the action. The court recently denied both parties motions to dismiss and we expect discovery to commence shortly.

     The Wage and Hour Division of the United States Department of Labor is currently investigating whether persons employed as on-call coordinators at certain staffing branch locations were properly compensated for all hours worked, and whether the entire time they were on call should be counted as hours worked. We have advised the Wage and Hour Division that we believe on-call coordinators paid a flat fee per shift were properly compensated in accordance with applicable federal law. The inquiry is limited to a three-year period prior to the date any proceeding is filed. No final determination or position has been taken by the Wage and Hour Division to date with respect to these matters.

     A number of suits have been filed by certain on-call coordinators based upon facts similar to those being investigated by the Wage and Hour Division. We have filed motions, or expect to file motions, with the Judicial Panel on MultiDistrict Litigation to consolidate these cases based upon similar or common claims and issues and to transfer these cases to a single district court for resolution. Although our recently sold StarMed subsidiary is the named defendant in these cases, we will be responsible for any liability, including attorney's fees and expenses incurred in connection with these actions.

     On February 9, 2004, Bond International Software Group, Inc. filed suit against our former StarMed subsidiary in United States District Court for the Eastern District of Virginia alleging breach of contract for licensed software and related development, configuration, support and maintenance services. We expect to file a counter claim asserting our right to a refund under the same contract under the termination and refund provisions therein.

     In addition to above matters, we are a party to a number of other claims and lawsuits. While these actions are being contested, the outcome of individual matters is not predictable with assurance. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. We do not believe that any liability resulting from any of the above matters, after taking into consideration our insurance coverage and amounts already provided for, will have a material adverse effect on our consolidated financial position, cash flows or liquidity. However, such matters could have a material effect on results of operations in a particular quarter or fiscal year as they develop or as new issues are identified.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     Information concerning our Common Stock is included under the heading "Stock Data" in our Annual Report to Stockholders for the year ended December 31, 2003 and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Our Six-Year Financial Summary is included in our Annual Report to Stockholders for the year ended December 31, 2003 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     During 2003, we derived our revenue from two business segments: program management services and healthcare staffing. Our program management services segment includes inpatient programs (including acute rehabilitation and skilled nursing units), outpatient therapy programs and contract therapy programs. On February 2, 2004, we consummated the sale of our StarMed Staffing division to InteliStaf Holdings, Inc. and received approximately 25% of the equity of InteliStaf in return. After the consummation date, the financial condition and results of operations of the staffing division will no longer be consolidated in our financial statements and our interest in InteliStaf will be accounted for under the equity method. Summarized information about our revenues and earnings from operations in each segment is provided below.

                                               Year Ended December 31,
                                           2003        2002        2001
                                          ------      ------      ------
                                                   (in thousands)
Revenues from Unaffiliated Customers:
   Healthcare staffing.................. $223,952    $277,543    $304,574
   Program management:
     Hospital rehabilitation services...  185,831     179,746     173,030
     Contract therapy...................  130,847     105,276      64,661
                                          -------     -------     -------
     Program management total...........  316,678     285,022     237,691
   Less intercompany revenues (1).......   (1,308)         --          --
                                          -------     -------     -------
      Total............................. $539,322    $562,565    $542,265
                                          =======     =======     =======

Operating Earnings (Loss): (2)
   Healthcare staffing (3).............. $(52,503)   $ (1,683)   $  1,496
   Program management:
     Hospital rehabilitation services...   33,557      32,256      32,501
     Contract therapy...................    5,836       9,124       2,970
                                           ------      ------      ------
     Program management total...........   39,393      41,380      35,471
   Restructuring charge.................   (1,286)         --          --
                                           ------      ------      ------
      Total............................. $(14,396)   $ 39,697    $ 36,967
                                          =======     =======     =======

  (1) Intercompany revenues represent sales at market rates from our former healthcare staffing segment to our program management segment.

  (2) Operating earnings for 2001 have been adjusted to reflect the corporate expense allocation methodology utilized in 2003 and 2002.

  (3) The 2003 operating loss for healthcare staffing contains a $43.6 million loss to state net assets and liabilities held for sale at their fair value less costs to sell.

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

     As a provider of healthcare staffing and program management services, our revenues and growth are affected by trends and developments in healthcare spending. Over the last three years, our revenues and earnings from our program management services have been negatively impacted by an aggregate decline in average billable lengths of stay. The decline in average billable lengths of stay reflects the continued trend of reduced rehabilitation lengths of stay. Going forward, we have minimized our exposure to revenue decreases as a result of decreased lengths of stay through restructuring our contracting philosophy to primarily base our payments on number of discharges multiplied by a per discharge rate. This methodology is similar to that of our clients who bill the various payers.

     Material changes in the rates or methods of government reimbursements to our clients for services rendered in the programs that we manage could give our clients the right to renegotiate their existing contracts with us to include terms that are less favorable to us. For example, outpatient therapy programs receive payment from the Medicare program under a fee schedule. During 2003, the contract therapy division was subject to therapy caps from September 1 through December 8, experiencing decreases in revenues and profits as a result. Under current law, an outpatient therapy program that is not designated as being provider-based is subject to an annual limit on payments for therapy services provided to Medicare beneficiaries; however, these limits have been suspended through December 31, 2005. See discussion under "Item 1. Business -- Government Regulation -- Provider-Based Rules."

     In addition, changes in the rates or methods of government reimbursements or changes to conditions of participation resulting from the "65% Rule" could negatively impact the benefits that we are able to provide to our clients. We are unable to predict with certainty the impact of any future changes, and we may experience a decline in our revenue and earnings as a result of any future changes to the prospective payment system or from any other changes in the rates or methods of government reimbursements.

Results of Operations

     The following table sets forth the percentage that selected items in the consolidated statements of earnings bear to operating revenues for the years ended December 31, 2003, 2002 and 2001:

                                                    Year Ended December 31,
                                                 2003        2002        2001
                                                 ----        ----        ----

Operating revenues..................            100.0%      100.0%      100.0%
Cost and expenses:
   Operating .......................             75.8        73.4        72.8
   Selling, general and administrative:
      Divisions.....................             12.1        13.3        14.4
      Corporate.....................              4.9         4.7         4.2
   Restructuring charge.............               .2          --          --
   Loss on assets held for sale.....              8.1          --          --
   Depreciation and amortization....              1.6         1.5         1.8
                                                -----       -----       -----
Operating earnings (loss)...........             (2.7)        7.1         6.8
Other expense, net..................              (.1)        (.1)        (.4)
                                                -----       -----       -----
Earnings (loss) before income taxes.             (2.8)        7.0         6.4
Income taxes (benefit)..............              (.3)        2.7         2.5
                                                -----       -----       -----
Net earnings (loss).................             (2.5)%       4.3%        3.9%
                                                =====       =====       =====


Twelve Months Ended December 31, 2003 Compared to Twelve Months Ended December 31, 2002

     Revenues

     Consolidated operating revenues in 2003 decreased $23.2 million or 4.1% to $539.3 million as compared to $562.6 million in 2002. Revenue increases in contract therapy and hospital rehabilitation services were more than offset by revenue declines in healthcare staffing.

     Hospital rehabilitation services revenues, consisting of hospital inpatient and outpatient programs, increased by $6.1 million to $185.8 million in 2003, or 3.4% from $179.7 million in 2002. Inpatient revenues increased $6.1 million, or 4.7% from $130.7 million in 2002 to $136.9 million in 2003. Revenue per program increased 5.8%, offsetting a 1.1% decline in the average number of programs operated. Growth in revenue per program is a result of the average number of discharges per unit increasing 2.6% year-over-year. Outpatient revenues remained flat year-over-year, reflecting an 11.7% decrease in the average number of programs operated, offset by a 13.2% increase in revenue per outpatient program. Growth in outpatient revenue per location is a result of termination of a number of smaller contracts with limited long-term opportunity and a 3.4% increase in average patient visits per location.

     Contract therapy revenue increased by 24.3% from $105.3 million in 2002 to $130.8 million in 2003 despite the negative revenue impact of the Medicare Part B therapy caps that were in effect from September 1 through December 8. The primary driver of this increase was the success in the division's sales efforts, which increased the average number of contract therapy locations managed 21.6% from 378.1 in 2002 to 459.9 in 2003. Also contributing to the revenue increase was a 2.2% increase in the average revenue per location from approximately $278,000 to approximately $285,000, resulting from same store growth and the continued focus on opening larger locations.

     Healthcare staffing revenues decreased 19.3%, or $53.6 million in 2003, from $277.5 million in 2002 to $224.0 million in 2003 (including $1.3 million inter-company sales at market rates to the hospital rehabilitation services and contract therapy divisions). Supplemental staffing revenues decreased by $46.2 million, or 26.8%, to $125.9 million in 2003, reflecting the impact of branch consolidations in the first quarter of 2003 driven by a decline in the demand for staffing agency services. The average number of branch locations decreased 32.5%, from 107.9 in 2002 to 72.8 in 2003. The decrease in supplemental staffing revenues is attributable to a 29.2% decrease in weeks worked as a result of the consolidation of branch locations and a decline in demand, offset by a 3.4% increase in average revenue per week worked. The increase in average revenue per week worked was a result of placing more highly credentialed staff, such as registered nurses, as compared to certified nurse assistants, as well as increased bill rates for the certified nurse assistants. Travel staffing revenues decreased by 7.1% from $105.5 million in 2002 to $98.0 million in 2003 primarily as a result of a 7.3% decrease in weeks worked. Revenue per week worked improved slightly by 0.2%. The decline in weeks worked was driven by a decrease in demand for travelers while the increase in revenue per week is a result of increases in rates within nurse and therapist placements offset by a shift in sales mix to more radiologists, which saw a decrease in revenue per week worked.

     Cost and Expenses

     Consolidated operating expenses in 2003 decreased by $4.5 million or 1.1% to $408.6 million compared to $413.1 million in 2002. As a percentage of sales, operating expenses (excluding provision for doubtful accounts) increased to 75.0% in 2003 versus 72.6% in 2002, primarily reflecting the migration of the skill mix in the staffing division to more highly credentialed professionals, lower productivity in the contract therapy division due to a now completed complex information system conversion during the third quarter of 2003 and increased labor, benefit and insurance costs in all divisions. The provision for doubtful accounts as a percentage of operating revenues decreased from 0.8% in 2002 to 0.7% in 2003 due primarily to improvement in the aging categories of the staffing division's accounts receivable primarily during the first half of the year. Division selling, general and administrative expenses as a percentage of operating revenues decreased from 13.3% in 2002 to 12.1% in 2003 primarily due to reductions of costs, as a percent of division operating revenues in contract therapy, the outpatient division of hospital rehabilitation services and healthcare staffing, partially offset by increases in the inpatient division of hospital rehabilitation services. Corporate selling, general and administrative expenses of $26.7 million in 2003 were flat year-over-year compared to 2002, but increased as a percentage of operating revenues to 4.9% in 2003 compared to 4.7% in 2002. The increase as a percentage of operating revenues was primarily attributable to increased costs for the arrangements entered into during the second quarter of 2003 with Phase 2 Consulting, LLC and the former President and CEO of the Company. Under the terms of the Phase 2 agreement, we pay a monthly fee of $55,000 and reimbursement of business expenses. In addition, Phase 2 will be entitled to an incentive fee capped at $1.3 million based on predetermined performance standards. The consulting agreement with the former CEO continues his monthly compensation and car allowance of approximately $45,000. In addition, we incurred higher legal fees during 2003 to research and comment on the Centers for Medicare and Medicaid Services proposed 65% rule. These cost increases were offset by cost decreases resulting from tighter cost controls instituted in the second half of the year combined with the favorable impact of restructuring activities initiated during the third quarter. Depreciation and amortization expense as a percentage of operating revenues increased to 1.6% from 1.5% due to depreciation expense recorded on additional capital expenditures.

     On July 30, 2003, we announced a comprehensive, multifaceted restructuring program to help return the Company to growth and improved profitability. As part of the restructuring program, we eliminated 61 positions in an effort to reduce corporate support functions and better align corporate overhead with the operating divisions. As a result of the restructuring plan, we recognized a pretax restructuring charge of $1.3 million. Included in this restructuring charge is $1.1 million of severance and outplacement costs and $0.2 million for exit costs related to the closing of five StarMed branches. The restructuring charge is reflected as a separate component of costs and expenses for 2003.

     On December 30, 2003, we announced that we had entered into a Stock Purchase and Sale Agreement with InteliStaf pursuant to which InteliStaf would acquire our healthcare staffing division in exchange for approximately 25% of the common stock of InteliStaf on a fully diluted basis. This transaction subsequently closed on February 2, 2004. In accordance with the requirements of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities of the healthcare staffing operation were reported on our December 31, 2003 consolidated balance sheet as assets and liabilities held for sale and were measured at their net fair value less estimated costs to sell. We recognized a pretax impairment loss of $43.6 million to reduce the carrying value of goodwill associated with the staffing division and to accrue estimated selling costs. This impairment loss has been recorded as a separate component of our costs and expenses for 2003.

     In the hospital rehabilitation services division, direct operating expenses (excluding provision for doubtful accounts) increased by 3.9%, or $4.6 million, primarily reflecting increased salaries and salary-related expenses in both inpatient and outpatient divisions as a result of higher workers compensation, professional liability and health insurance expenses. Provision for doubtful accounts as a percentage of operating revenues increased from 0.4% in 2002 to 0.5% for fiscal year 2003, primarily as a result of the normal evaluation of the creditworthiness of our clients. In the hospital rehabilitation services division, divisional selling, general, and administrative expense fell $0.7 million, or 4.7%, as a result of our third quarter restructuring and combination of the inpatient and outpatient divisions. We estimate that our third quarter restructuring will create a savings of approximately $1.7 million on an annual basis in the hospital rehabilitation services division. Corporate general and administrative expenses allocated to the division increased $0.9 million, or 12.2%, to $8.4 million in 2003. Depreciation and amortization expense, as a percentage of operating revenues, declined slightly year-over-year.

     Contract therapy direct operating expenses (excluding provisions for doubtful accounts) increased 32.6% from $76.6 million in 2002 to $101.5 million in 2003, which was due primarily to the increased number of contract therapy locations being managed by the division. As a percentage of net revenues, the division's direct operating expenses increased from 72.7% of net revenues in 2002 to 77.6% of net revenues in 2003. Contributing to this increase in direct operating expenses was higher wages paid as a result of the tightening therapist labor market, as well as utilization of higher cost contract labor. In addition, productivity was negatively affected in the third quarter and early in the fourth quarter due to problems encountered during the implementation of our proprietary information system. The provision for doubtful accounts as a percentage of operating revenues increased from 1.5% of operating revenues in 2002 to 1.7% in 2003 as a result of our on-going review of accounts receivable risk. Contract therapy's division selling, general and administrative expenses as a percentage of revenues decreased from 10.0% in 2002 to 9.0% in 2003 as the division increased revenues at a faster rate than its selling, general and administrative expenses. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, increased slightly as a percentage of operating revenues from 6.1% to 6.2%. Depreciation and amortization expense, as a percentage of operating revenues, remained flat at 1.0% of operating revenues year-over-year.

     In the staffing division, direct operating expenses (excluding provision for doubtful accounts) decreased 15.1%, or $32.3 million, due to the decrease in weeks worked, offset by changes within certain operating expense categories as described below. Gross profit margins in the supplemental staffing division decreased from 23.5% in 2002 to 19.1% in 2003, while gross profit margins in the travel division decreased in 2003 to 18.3% compared to 21.7% in 2002. The decrease in gross profit margin in the supplemental staffing division is primarily the result of increases in workers compensation, professional and general liability and medical insurance claims cost. The decrease in gross profit margin within the travel staffing division was a result of changes within bonuses paid to travelers; market pricing decreases in radiology bill rates and increases in workers compensation and professional and general liability. The provision for doubtful accounts decreased $1.2 million in 2003 compared to 2002, primarily as a result of the normal evaluation of the creditworthiness of our clients showing improvement in accounts receivable aging. Division selling, general and administrative expenses decreased by $10.1 million or 21.0% as a result of branch consolidations in the first quarter of 2003 and decreases in administrative personnel. This resulted in a decrease in divisional selling, general and administrative expenses as a percentage of operating revenues from 17.4% in 2002 to 17.0% in 2003. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, decreased for the division as a percentage of operating revenues from 4.7% to 4.5%. Depreciation and amortization expenses as a percentage of operating revenues increased from 0.7% in 2002 to 0.8% in 2003 primarily due to similar expense on less revenue.

     Non-operating Items

     Interest income decreased by $0.2 million from $0.3 million in 2002 to $0.1 million in 2003, primarily due to lower interest rates.

     Interest expense primarily represents commitment fees paid on the unused portion of our line of credit and letter of credit fees. Compared to 2002, interest expense in 2003 increased very slightly as a result of higher amounts of letters of credit to support insurance programs. We had no outstanding balance against our line of credit as of December 31, 2003 and December 31, 2002.

     The provision for income taxes in 2003 was a benefit of $1.6 million compared to an expense of $15.0 million in 2002, reflecting effective income tax rates of 10.5% and 38.0%, respectively. The effective rate for 2003 was significantly impacted by a component of the loss on net assets held for sale related to goodwill, which is not deductible for tax purposes.

     Diluted loss per share was $0.86 in 2003 compared to diluted earnings per share of $1.38 in 2002. This decline was principally the result of the $30.6 million after tax impairment charge related to the net assets held for sale of our staffing division and the significant decline in demand for staffing agency services.

Twelve Months Ended December 31, 2002 Compared to Twelve Months Ended December 31, 2001

     Revenues

     Consolidated operating revenues in 2002 increased by $20.3 million, or 3.7%, to $562.6 million as compared to $542.3 million in operating revenues in 2001. Revenue increases in inpatient, contract therapy and travel staffing were offset by revenue declines in supplemental staffing and outpatient.

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

     Staffing revenue decreased by $27.1 million, or 8.9% from $304.6 million in 2001 to $277.5 million in 2002, reflecting a 22.0% decrease in weeks worked from 233,898 in 2001 to 182,552 in 2002, offset by a 16.7% increase in average revenue per week worked from $1,302 in 2001 to $1,520 in 2002. Supplemental staffing revenues decreased 23.7% from $225.6 million in 2001 to $172.1 million in 2002, reflecting a 31.8% decrease in weeks worked from 188,368 in 2001 to 128,396 in 2002. The decrease in supplemental staffing weeks worked was primarily a result of the continued management transition and systems implementation and training initiated during the fourth quarter of 2001, a softening in demand as a result of clients' efforts to reduce utilization of agency staff and the impact of the economy on non-skilled labor availability. The decrease in supplemental weeks worked was partially offset by an 11.9% increase in average revenue per week worked from $1,198 in 2001 to $1,340 in 2002 as a result of placing more highly credentialed staff such as registered nurses and licensed practical nurses as compared to certified nurse assistants, as well as increased bill rates. Travel staffing revenues increased 33.6% from $78.9 million in 2001 to $105.5 million in 2002, reflecting an 18.9% increase in weeks worked to 54,156 and a 12.3% increase in average revenue per week worked to $1,948.

     Operating Earnings

     Consolidated operating earnings increased by 7.4% from $37.0 million in 2001 to $39.7 million in 2002. Operating expenses as a percentage of revenues increased from 72.8% in 2001 to 73.4% in 2002, primarily reflecting the continued migration of the skill mix in the staffing division to more highly credentialed professionals and increased labor costs as a percentage of revenues in all divisions. General and administrative expenses as a percentage of revenues decreased from 18.6% in 2001 to 18.0% in 2002. Excluding $3.9 million in general and administrative expenses associated with the 2001 non-recurring charge, general and administrative expenses as a percentage of revenue would have increased from 17.9% in 2001 to 18.0% in 2002. Depreciation and amortization expense as a percentage of revenue decreased from 1.8% in 2001 to 1.5% in 2002 reflecting the elimination of goodwill amortization as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

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

     Operating earnings in the staffing group decreased by $3.2 million from $1.5 million in 2001 to a $1.7 million loss in 2002, primarily as a result of decreased revenues in our supplemental staffing division. Gross profit margin in the staffing group decreased from 23.7% in 2001 to 22.8% due to a lower gross profit margin in our supplemental staffing division. Supplemental staffing gross profit margin decreased from 26.6% in 2001 to 23.5% in 2002 due to the continued migration of the skill mix to more highly credentialed professionals who delivered greater profitability but less margin. Travel staffing gross profit margin increased from 21.4% in 2001 to 21.7% in 2002, primarily reflecting a favorable pricing environment combined with a decrease in housing expense as a percentage of revenue. General and administrative expenses as a percent of staffing revenue increased from 21.1% in 2001 to 22.0% in 2002, primarily due to lower revenues in supplemental staffing. Depreciation and amortization expense as a percentage of staffing revenue decreased from 1.1% in 2001 to 0.7% in 2002, reflecting the elimination of goodwill amortization expense related to Statement No. 142.

     Non-operating Items

     Interest income decreased by $17.1% from $0.4 million in 2001 to $0.3 million in 2002, primarily due to decreased average cash balances as a result of the stock repurchase and lower interest rates.

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

Liquidity and Capital Resources

     As of December 31, 2003, we had $38.4 million in cash and current marketable securities and a current ratio, the amount of current assets divided by current liabilities, of 2.9 to 1. Working capital increased by $9.1 million to $77.0 million as of December 31, 2003 as compared to $67.8 million as of December 31, 2002 due to an increase in current assets of $12.3 million combined with an increase in current liabilities of $3.2 million. The increase in current assets was primarily due to increased cash and current marketable securities balances of $28.8 million as a result of cash generated from operations, partially offset by the classification of certain StarMed current assets in long-term assets held for sale. In addition, current deferred tax assets increased primarily due to the deferred taxes related to net assets held for sale as well as increases in accrued vacation, accrued workers compensation, professional liability insurance and health insurance. Net accounts receivable were $62.7 million at December 31, 2003, compared to $87.2 million at December 31, 2002. The StarMed accounts receivable balance reflected in long-term net assets held for sale was $25.9 million. The number of days' average net revenue in net receivables was 63.7 (including the $25.9 million of StarMed accounts receivable shown in net assets held for sale) and 57.7 at December 31, 2003 and 2002, respectively. The increase in current liabilities was primarily the result of an increase in health insurance accruals and workers compensation and professional liability accruals and expenses. The decrease in capital expenditures from $8.5 million in 2002 to $5.3 million in 2003 was a result of the completion of major system enhancements and implementations in 2002 to support the clinical operations.

     Operating cash flows constitute our primary source of liquidity and historically have been sufficient to fund working capital, capital expenditures, internal business expansion and debt service requirements. We expect to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. We have a $125.0 million revolving line of credit with no balance outstanding as of December 31, 2003. This line of credit was not impacted by the sale of the StarMed division. We have $6.2 million in letters of credit issued to our workers compensation and professional and general liability insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount we may borrow under the line of credit. We also have a $7.6 million promissory note issued to our workers compensation carrier as additional collateral. The promissory note is not recorded as a liability on the consolidated balance sheet as it only becomes payable upon an event of default as defined in the security agreement with the workers compensation carrier.

     In connection with the development and implementation of additional programs, including developing joint venture relationships, we may incur capital expenditures for acquisitions of property, renovations, equipment and deferred costs to begin operations. In addition, we expect to expend capital to implement our acquisition strategy. From January 1, 2004, to date, we have expended, or committed to expend, approximately $17.9 million in this regard.

Inflation

     Although inflation has abated during the last several years, the rate of inflation in healthcare related services continued to exceed the rate experienced by the economy as a whole. Our management contracts typically provide for an annual increase in the fees paid to us by our clients based on increases in various inflation indices.

Effect of Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. We implemented Statement No. 146 on January 1, 2003. For information regarding the impact of the adoption of Statement No. 146 and the impact of the restructuring during 2003, refer to Note 13 - Restructuring Costs.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair market value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements are effective for interim or annual periods ended after December 15, 2002. The adoption of this interpretation did not have a material effect on our consolidated financial position or results of operations.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the methods used on reported results. The disclosure requirements apply to all companies for fiscal years ended after December 15, 2002. See Note 7 "Stockholders Equity" for the required disclosures of Statement No. 148 at December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation explains how to identify variable  interest  entities  and how an  enterprise  assesses its interest in a variable interest entity to decide whether to consolidate that entity. In October 2003, the FASB postponed the implementation date so that this interpretation is effective for the first interim or annual period ended after December 15, 2003 to variable interest entities in which the variable interest was acquired before February 1, 2003. In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities," which supersedes FIN 46. Application of the revised interpretation is required in the financial statements of companies that have interests in special purpose entities for periods ended after December 15, 2003. The adoption of this interpretation did not have any effect on our consolidated financial position or results of operations.

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of Statement No. 149 did not have any effect on our consolidated financial position or results of operations.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have any effect on our consolidated financial position or results of operations.

Commitments and Contractual Obligations

     The following table summarizes our scheduled contractual commitments as of December 31, 2003 (in thousands):

                                  Less than                      More than
                           Total    1 year  2-3 years  4-5 years  5 years  Other
                           -----    ------  ---------  ---------  -------  -----
  Operating leases       $12,950    $4,274   $6,480     $2,196    $   --  $   --
  Purchase obligations     3,674     2,044    1,592         38        --      --
  Other long-term
    liabilities (1)        3,682        --       --         --        --   3,682
                         -------    ------   ------     ------    ------  ------
  Total                  $20,306    $6,318   $8,072     $2,234    $   --  $3,682
                         =======    ======   ======     ======    ======  ======

(1) We maintain a nonqualified deferred compensation plan for certain employees. Under the plan, participants may defer up to 100% of their base compensation. The amounts are held in trust in designated investments and remain our property until distribution. Because distribution of funds is at the election of the participants, we are not able to predict the timing of payments against this obligation. At December 31, 2003, we owned trust assets with a value approximately equal to the total amount of this obligation.

Critical Accounting Policies and Estimates

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Management has discussed and will continue to discuss its critical accounting policies with the Audit Committee of our Board of Directors.

     Certain of our accounting policies require higher degrees of judgment than others in their application. These include estimating the allowance for doubtful accounts, impairment of goodwill and other intangible assets and establishing accruals for known and incurred but not reported health, workers compensation and professional liability claims. In addition, Note 1 to the consolidated financial statements includes further discussion of our significant accounting policies.

     Management believes the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Allowance for Doubtful Accounts. We make estimates of the collectability of our accounts receivable balances. We determine an allowance for doubtful accounts based upon an analysis of the collectability of specific accounts, historical experience and the aging of the accounts receivable. We specifically analyze customers with historical poor payment history and customer credit worthiness when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance as of December 31, 2003 was $62.7 million, net of allowance for doubtful accounts of $3.4 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We continually evaluate the adequacy of our allowance for doubtful accounts and make adjustments in the periods any excess or shortfall is identified.

     Goodwill and Other Intangibles. The cost of acquired companies is allocated first to their identifiable assets, both tangible and intangible, based on estimated fair values. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. Prior to January 1, 2002, goodwill relating to acquisitions was amortized on a straight-line basis over its estimated useful life. The amortization periods differed depending on whether the acquired entity was national in scope or a regional provider. Goodwill related to the acquisition of a national provider was amortized over 40 years, while goodwill related to a regional provider was amortized over 25 years.

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

     On December 30, 2003, we announced that we had entered into a Stock Purchase and Sale Agreement with InteliStaf pursuant to which InteliStaf would acquire our healthcare staffing division, in exchange for approximately 25% of the common stock of InteliStaf on a fully diluted basis. This transaction subsequently closed on February 2, 2004. In accordance with the requirements of Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities of our healthcare staffing operation are reported on our December 31, 2003 consolidated balance sheet as assets and liabilities held for sale and have been measured at their net fair value less estimated costs to sell. We recognized an impairment loss of $43.6 million to reduce the carrying value of goodwill associated with the staffing division and to accrue estimated selling costs. This impairment loss was computed in accordance with the provisions of Statement No. 142. We engaged a third party valuation firm to assist us in determining the fair value of consideration given and received in the contemplated transaction with InteliStaf. This value, less estimated costs to sell, was compared to the carrying value of the healthcare staffing division to ascertain if any impairment existed. Because the estimated fair value less costs to sell was less than the carrying value of the staffing business, we performed the second step of the goodwill impairment test to determine the amount of the implied fair value of goodwill and in turn the amount of impairment. The impairment loss has been recorded as a separate component of costs and expenses in our consolidated statement of earnings for the year ended December 31, 2003.

     As required by Statement No. 142, we also conducted an annual impairment assessment of goodwill related to our hospital rehabilitation services and contract therapy businesses and determined that goodwill is not impaired. The test required comparison of the estimated fair value of these businesses to our book value. The estimated fair value was based on a discounted cash flow analysis. Assumptions and estimates about future cash flows and discount rates are often subjective and can be affected by a variety of factors, including external factors such as economic trends and government regulations, and internal factors such as changes in our forecasts or in our business strategies. We believe the assumptions used in our impairment analysis are reasonable and appropriate; however, different assumptions and estimates could affect the results of our impairment analysis and in turn result in an impairment charge. If an impairment loss should occur in the future, it could have a material adverse impact on our results of operations. At December 31, 2003, unamortized goodwill related to our hospital rehabilitation services and contract therapy businesses was $35.7 million and $13.0 million, respectively.

     Health, Workers Compensation, and Professional Liability Insurance Accrual. We maintain an accrual for our health, workers compensation and professional liability claim costs that are partially self-insured and are classified in accrued salaries and wages (health insurance) and accrued expenses (workers compensation and professional liability) in our consolidated balance sheets. At December 31, 2003, the combined amount of these accruals was approximately $13.2 million. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on actuarial computations and industry experience and trends. In analyzing the accruals, we also consider the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals as appropriate in the period in which we make such a determination. The ultimate cost of these claims may be greater than or less than the established accruals. While we believe that the recorded amounts are appropriate, there can be no assurances that changes to management's estimates will not occur due to limitations inherent in the estimation process.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our borrowing capacity consists of a line of credit with interest rates that fluctuate based upon market indexes. As of December 31, 2003, we did not have any outstanding borrowings under this line of credit. As such, risk relating to interest fluctuation is considered minimal.

ITEM 8A.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report                                      33

Consolidated Balance Sheets as of  December 31, 2003 and 2002     34

Consolidated Statements of Earnings for the years
      ended December 31, 2003, 2002 and 2001                      35

Consolidated Statements of Stockholders' Equity for the years
      ended December 31, 2003, 2002 and 2001                      36

Consolidated Statements of Cash Flows for the years
      ended December 31, 2003, 2002 and 2001                      37

Notes to the Consolidated Financial Statements                    38

                          Independent Auditors' Report


The Board of Directors
RehabCare Group, Inc.:

     We have audited the accompanying consolidated balance sheets of RehabCare Group, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RehabCare Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ KPMG LLP


St. Louis, Missouri
February 2, 2004, except
as to Note 19, which is
as of March 2, 2004

                              REHABCARE GROUP, INC.
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                                                                 December 31,
                                                                 ------------
                                                              2003        2002
                                                              ----        ----
                                     Assets
                                     ------
Current assets:
    Cash and cash equivalents                              $ 28,320    $  9,580
    Marketable securities, available-for-sale                10,065           4
    Accounts receivable, net of allowance for doubtful
       accounts of $3,422 and $5,181, respectively           62,744      87,221
    Income taxes receivable                                      --       2,497
    Deferred tax assets                                      14,706       2,529
    Other current assets                                      1,912       3,625
                                                            -------     -------
       Total current assets                                 117,747     105,456
Marketable securities, trading                                3,665       4,252
Equipment and leasehold improvements, net                    14,063      19,844
Excess of cost over net assets acquired , net                48,729     101,685
Assets held for sale                                         46,171          --
Other                                                         3,251       4,293
                                                            -------     -------
       Total assets                                        $233,626    $235,530
                                                            =======     =======

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
    Accounts payable                                       $    763    $  1,959
    Accrued salaries and wages                               24,035      28,579
    Income taxes payable                                      1,197          --
    Accrued expenses                                         14,800       7,072
                                                            -------     -------
       Total current liabilities                             40,795      37,610
Deferred compensation                                         3,682       4,266
Deferred tax liabilities                                      1,423       5,040
Liabilities held for sale                                     9,771          --
                                                            -------     -------
       Total liabilities                                     55,671      46,916
                                                            -------     -------

Stockholders' equity:
    Preferred stock, $.10 par value;
       authorized 10,000,000 shares,
       none issued and outstanding                               --          --
    Common stock, $.01 par value;
       authorized 60,000,000 shares,
       issued 20,144,577 shares and
       19,846,416 shares as of
       December 31, 2003 and 2002, respectively                 201         198
    Additional paid-in capital                              114,704     111,671
    Retained earnings                                       117,753     131,452
    Less common stock held in treasury at cost,
       4,002,898 shares as of December 31, 2003
       and 2002                                             (54,704)    (54,704)
    Accumulated other comprehensive earnings (loss)               1          (3)
                                                            -------     -------
       Total stockholders' equity                           177,955     188,614
                                                            -------     -------
       Total liabilities and stockholders' equity          $233,626    $235,530
                                                            =======     =======

See accompanying notes to consolidated financial statements.

                              REHABCARE GROUP, INC.
                       Consolidated Statements of Earnings
                      (in thousands, except per share data)

                                                    Year Ended December 31,
                                               -------------------------------
                                                  2003        2002        2001
                                                  ----        ----        ----
Operating revenues                             $539,322    $562,565    $542,265
Costs and expenses:
    Operating                                   408,559     413,081     394,651
    Selling, general and administrative:
        Divisions                                65,055      74,621      78,468
        Corporate                                26,680      26,832      22,617
    Restructuring charge                          1,286          --          --
    Loss on assets held for sale                 43,579          --          --
    Depreciation and amortization                 8,559       8,334       9,562
                                                -------     -------     -------
        Total costs and expenses                553,718     522,868     505,298
                                                -------     -------     -------
        Operating earnings (loss)               (14,396)     39,697      36,967
Interest income                                     140         319         385
Interest expense                                   (714)       (676)     (1,859)
Other income (expense), net                        (338)          9        (542)
                                                -------     -------     -------
        Earnings (loss) before income taxes     (15,308)     39,349      34,951
Income taxes (benefit)                           (1,609)     14,954      13,916
                                                -------     -------     -------
        Net earnings (loss)                    $(13,699)   $ 24,395    $ 21,035
                                                =======     =======     =======
Net earnings (loss) per common share:
    Basic                                      $  (0.86)   $   1.45    $   1.25
                                                =======     =======     =======
    Diluted                                    $  (0.86)   $   1.38    $   1.16
                                                =======     =======     =======


See accompanying notes to consolidated financial statements.

                              REHABCARE GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                              Accumulated
                                                                other
                Common Stock                                    compre-   Total
                ------------  Additional          Treasury      hensive   stock-
                Issued         Paid-in Retained -------------  earnings holders'
                shares Amount  capital earnings Shares  Amount  (loss)   equity
                ------ ------  ------- -------- ------  ------  ------   ------
Balance,
  December 31,
  2000          17,409  $174  $49,503  $86,022  2,303  $(17,757)  $18  $117,960
Components of
  comprehensive
  earnings:
  Net earnings      --    --       --   21,035     --        --    --    21,035
                                                                        -------
Total compre-
  hensive earnings                                                       21,035
                                                                        -------
Issuance of
  common stock
  in connection
  with secondary
  offering       1,455    14   49,429       --     --        --    --    49,443

Exercise of
  stock options
  (including tax
  benefit)         767     8   10,590       --     --        --    --    10,598
                ------  ----  -------  -------  -----  --------   ---  --------
Balance,
  December 31,
  2001          19,631   196  109,522  107,057  2,303   (17,757)   18   199,036
Components of
  comprehensive
  earnings:
  Net earnings     --     --       --   24,395     --        --    --    24,395
  Change in
   unrealized gain
   (loss) on market-
   able securities,
   net of tax      --     --       --       --     --        --   (21)      (21)
                                                                       --------
   Total compre-
    hensive earnings                                                     24,374
                                                                       --------
Purchase of
  treasury stock   --     --       --       --  1,700   (36,947)   --   (36,947)

Exercise of
  stock options
  (including tax
  benefit)         215     2    2,149       --     --        --    --     2,151
                ------  ----  -------  -------  -----  --------   ---  ---------
Balance,
  December 31,
  2002          19,846   198  111,671  131,452  4,003   (54,704)   (3)  188,614
Components of
  comprehensive
  earnings (loss):
  Net loss          --    --       --  (13,699)    --        --    --   (13,699)
Change in
  unrealized gain
  (loss) on
  marketable
  securities,
  net of tax        --    --       --       --     --        --     4         4
                                                                       --------
  Total compre-
  hensive loss                                                          (13,695)
                                                                       --------
Exercise of
  stock options
  (including tax
  benefit)         299     3    3,033       --     --        --    --     3,036
                ------  ----  -------  -------  -----  --------   ---  --------
Balance,
  December 31,
  2003          20,145  $201  $114,704 $117,753 4,003  $(54,704)  $ 1  $177,955
                ======  ====  ======== ======== =====  ========   ===  ========

See accompanying notes to consolidated financial statements.

                              REHABCARE GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                        Year Ended December 31,
                                                        2003     2002     2001
                                                        ----     ----     ----
 Cash flows from operating activities:
   Net earnings (loss)                               $(13,699) $24,395  $21,035
   Adjustments to reconcile net earnings (loss)
     to net cash provided by operating activities:
      Depreciation and amortization                     8,559    8,334    9,562
      Provision for doubtful accounts                   4,036    4,511    4,594
      Write-down of investments                            50       --      500
      Loss on assets held for sale                     43,579       --       --
      Income tax benefit realized on exercise of
         employee stock options                           903      770    6,386
      Change in assets and liabilities:
         Deferred compensation                           (448)     407      364
         Accounts receivable, net                      (5,480)     (98) (12,195)
         Prepaid expenses and other current assets         32   (1,485)    (982)
         Other assets                                      73      464     (235)
         Accounts payable and accrued expenses          7,370   (9,350)   5,579
         Accrued salaries and wages                       944    1,438    2,295
         Income taxes                                 (12,100)   6,667     (613)
                                                       ------   ------   ------
           Net cash provided by operating activities   33,819   36,053   36,290
                                                       ------   ------   ------

 Cash flows from investing activities:
   Additions to equipment and leasehold
     improvements, net                                 (5,337)  (8,546) (10,613)
   Purchase of marketable securities                  (10,735)    (596)    (922)
   Proceeds from sale/maturities of marketable
     securities                                         1,121    1,030    2,435
   Cash in net assets held for sale                    (1,550)      --       --
   Other, net                                            (711)  (1,329)  (1,951)
                                                       ------   ------   ------
           Net cash used in investing activities      (17,212)  (9,441) (11,051)
                                                       ------   ------   ------

 Cash flows from financing activities:
   Repayments on revolving credit facility, net            --       --  (63,800)
   Repayments on long-term debt                            --       --   (4,502)
   Purchase of treasury stock                              --  (36,947)      --
   Proceeds from sale of common stock, net                 --       --   49,443
   Exercise of stock options                            2,133    1,381    4,212
                                                       ------   ------   ------
           Net cash provided by (used in)
                    financing activities                2,133  (35,566) (14,647)
                                                       ------   ------   ------
           Net increase (decrease) in cash
                    and cash equivalents               18,740   (8,954)  10,592
 Cash and cash equivalents at beginning of year         9,580   18,534    7,942
                                                       ------   ------   ------
 Cash and cash equivalents at end of year            $ 28,320  $ 9,580  $18,534
                                                       ======   ======   ======

 See accompanying notes to consolidated financial statements.

                              REHABCARE GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


(1)  Overview of Company and Summary of Significant Accounting Policies

     Overview of Company

     RehabCare Group, Inc. ("the Company") is a leading provider of program management services for inpatient rehabilitation and skilled nursing units, outpatient therapy programs and contract therapy services in conjunction with over 700 hospitals and skilled nursing facilities throughout the United States.

     On December 30, 2003, the Company entered into a Stock Purchase and Sale Agreement with InteliStaf Holdings, Inc. ("InteliStaf") pursuant to which InteliStaf would acquire all of the outstanding common stock of our staffing division, StarMed Health Personnel, Inc. ("StarMed"). Subsequently, this sale closed on February 2, 2004. See Notes 5 and 12 for further discussion.

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

     The Company classifies its debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Investments at December 31, 2003 and 2002 consist of marketable equity and debt securities. All marketable securities included in current assets are classified as available-for-sale and as such, the difference between cost and market, net of taxes, is recorded as other accumulated comprehensive earnings. Unrealized gains or losses on such securities are not recognized in the consolidated statements of earnings until the securities are sold. All marketable securities in non-current assets are classified as trading, with all investment income, including unrealized gains or losses recognized in the consolidated statements of earnings.

     Credit Risk

     The Company provides services to a geographically diverse clientele of healthcare providers throughout the United States. The Company performs ongoing credit evaluations of its clientele and does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover anticipated credit losses.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2003, 2002 and 2001


     Equipment and Leasehold Improvements

     Depreciation and amortization of equipment and leasehold improvements are computed using the straight-line method over the estimated useful lives of the related assets, principally: equipment - three to seven years and leasehold improvements - life of lease or life of asset, whichever is less. Upon retirement or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Repairs and maintenance are expensed as incurred.

     Goodwill and Other Identifiable Intangible Assets

     Goodwill, which represents the excess of cost over net assets acquired, relates to acquisitions. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 25 to 40 years. Effective January 1, 2002, the Company adopted Statement No. 142, "Goodwill and Other Intangible Assets." Under Statement No. 142, goodwill and intangible assets with indefinite lives are no longer amortized to expense, but instead tested for impairment at least annually and any related losses recognized in earnings when identified. See Note 5, "Goodwill and Other Identifiable Intangible Assets" and Note 12, "Assets Held for Sale."

     Long-Lived Assets

     The Company has adopted Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of, and supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company reviews identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows was less than the carrying amount of the asset. See Note 12, "Assets Held for Sale."

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

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2003, 2002 and 2001


     Stock-Based Compensation

     The Company accounts for stock-based employee compensation plans using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations as permitted by Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, stock-based employee compensation cost is not reflected in net earnings, as all stock options granted under the Company's stock compensation plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     Year Ended December 31,
                                                  2003        2002        2001
                                                  ----        ----        ----
                                           (in thousands, except per share data)
      Net earnings (loss), as reported         $(13,699)    $24,395     $21,035
      Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects               (3,657)     (5,130)     (4,390)
                                                -------      ------      ------

      Pro forma net earnings                   $(17,356)    $19,265     $16,645
                                                =======      ======      ======

      Basic earnings (loss) per share:
                                As reported      $(0.86)      $1.45       $1.25
                                                =======      ======      ======
                                Pro forma        $(1.08)      $1.15       $0.99
                                                =======      ======      ======

      Diluted earnings (loss) per share:
                                As reported      $(0.86)      $1.38       $1.16
                                                =======      ======      ======
                                Pro forma        $(1.08)      $1.09       $0.92
                                                =======      ======      ======


     The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $11.19, $13.49 and $24.78 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2003 - expected dividend yield 0%, volatility of 55%-58%, risk free interest rate of 2.3%-3.5% and an expected life of 6 to 9 years; 2002 - expected dividend yield 0%, volatility of 55%, risk free interest rate of 3.8% and an expected life of 6 to 8 years; 2001 - expected dividend yield 0%, volatility of 56%, risk free interest rate of 4.5% and an expected life of 7 to 9 years.

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

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2003, 2002 and 2001

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

(2)  Marketable Securities

     Current marketable securities at December 31, 2003 consist entirely of variable rate demand notes. At December 31, 2002, current marketable securities consisted primarily of a marketable equity security. Noncurrent marketable securities consist primarily of marketable equity securities ($1.4 million and $2.2 million at December 31, 2003 and 2002, respectively) and money market securities ($2.3 million and $2.1 million at December 31, 2003 and 2002, respectively) held in trust under the Company's deferred compensation plan.

(3)   Allowance for Doubtful Accounts

      Activity in the allowance for doubtful accounts is as follows:

                                                     Year Ended December 31,
                                                 ------------------------------
                                                  2003        2002        2001
                                                  ----        ----        ----
                                                        (in thousands)
         Balance at beginning of year           $ 5,181     $ 5,902     $ 5,347
         Provisions for doubtful accounts         4,036       4,511       4,594
         Allowance transferred to assets
            held for sale                        (2,134)         --          --
         Accounts written off                    (3,661)     (5,232)     (4,039)
                                                 ------      ------      ------
         Balance at end of year                 $ 3,422     $ 5,181     $ 5,902
                                                 ======      ======      =======

(4)   Equipment and Leasehold Improvements

      Equipment and leasehold improvements, at cost, consist of the following:

                                                                 December 31,
                                                                 ------------
                                                              2003        2002
                                                              ----        ----
                                                               (in thousands)
         Equipment                                          $25,886     $35,064
         Leasehold improvements                               3,188       3,881
                                                            -------     -------
                                                             29,074      38,945
         Less accumulated depreciation and amortization      15,011      19,101
                                                            -------     -------
                                                            $14,063     $19,844
                                                            =======     =======


                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2003, 2002 and 2001

(5)   Goodwill and Other Identifiable Intangible Assets

     Under the provisions of Statement No. 142, "Goodwill and Other Intangible Assets," the Company completed the transitional impairment tests of goodwill during the first quarter of 2002 to assess whether goodwill was impaired at the date of adoption, January 1, 2002. To perform the impairment tests, the Company determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit at that date. The fair value of the reporting units was calculated based upon the present value of expected future cash flows. The results of these tests indicated that there was no impairment of goodwill as of the date of adoption of Statement No. 142. As of the date of adoption of Statement No. 142, the Company had unamortized goodwill in the amount of $101.7 million and unamortized intangible assets in the amount of $0.1 million, all of which are subject to the transition provisions of Statement No. 142.

     Statement No. 142 also requires that goodwill and intangible assets be tested for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. The Company performed a test for impairment of long-lived assets related to its hospital rehabilitation services and contract therapy businesses as of December 31, 2003. Based upon the tests performed, the Company has determined that long-lived assets (including goodwill) related to its program management division are not impaired as of December 31, 2003.

     On December 30, 2003, a Stock Purchase and Sale agreement was entered into with InteliStaf pursuant to which InteliStaf would acquire all of the outstanding common stock of StarMed. Subsequently, this sale closed on February 2, 2004. The Company was performing impairment tests on the long-lived assets (including goodwill) related to this division on a quarterly basis, as current market conditions for this division were leading to revenue and operating performance declines. At December 31, 2003, the Company has reported the assets and liabilities of StarMed as assets and liabilities held for sale. The assets and liabilities held for sale have been measured at their estimated fair value less costs to sell, resulting in a pretax charge of $43.6 million. The carrying amount of goodwill related to StarMed is $12.9 million at December 31, 2003 compared to $53.0 million prior to the charge. See further discussion in Note 12, "Assets Held for Sale."

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2003, 2002 and 2001


     The following table indicates the effect on net earnings and diluted net earnings per share if Statement No. 142 had been in effect for each of the periods presented in the consolidated statements of earnings:

                                                      Year Ended December 31,
                                                    2003       2002       2001
                                                    ----       ----       ----
                                           (in thousands, except per share data)

Reported net earnings (loss)                     $(13,699)   $24,395    $21,035
 Add back: goodwill amortization,
    net of taxes                                      --         --       2,844
                                                 --------    -------    -------
Adjusted net earnings (loss)                     $(13,699)   $24,395    $23,879
                                                 ========    =======    =======

Basic net earnings (loss) per share:
As reported                                      $  (0.86)   $ 1. 45    $  1.25
Add back: goodwill amortization,
   net of taxes                                        --         --       0.17
                                                 --------    -------    -------
Adjusted basic net earnings (loss) per share     $  (0.86)   $  1.45    $  1.42
                                                 ========    =======    =======

Diluted net earnings (loss) per share:
As reported                                      $  (0.86)   $  1.38    $  1.16
Add back: goodwill amortization,
   net of taxes                                        --         --       0.16
                                                 --------    -------    -------
Adjusted diluted net earnings (loss) per share   $  (0.86)   $  1.38    $  1.32
                                                 ========    =======    =======

(6)  Long-Term Debt

     Since August, 2000, the Company has had a $125.0 million five-year revolving credit facility. The interest rates are set based on either a base rate plus 0.50% to 1.75% or a Eurodollar rate plus 1.50% to 2.75%. The base rate is the higher of the Federal Funds Rate plus .50% or the prime rate. The Eurodollar rate is defined as (a) the Interbank Offered Rate divided by (b) 1 minus the Eurodollar Reserve Requirement. The Company pays a fee on the unused portion of the commitment from 0.375% to 0.50%. The interest rates and commitment fees vary depending on the ratio of the Company's indebtedness, net of cash and marketable securities, to cash flow. Borrowings under the credit facility are secured primarily by the Company's assets and future income and profits. The credit facility requires the Company to meet certain financial covenants including maintaining minimum net worth and fixed charge coverage ratios. The average outstanding borrowings under the revolving credit facilities for 2003, 2002 and 2001 were $0, $0.2 million and $12.4 million. The weighted-average interest rates for the debt outstanding in 2002 and 2001 were 5.4% and 8.1% per annum, respectively. As of December 31, 2003 there was no balance outstanding on the revolving credit facility. This line of credit was not impacted by the sale of StarMed. Interest paid for 2003, 2002 and 2001 was $0.5 million, $0.8 million and $2.2 million, respectively. Included in the interest paid amounts are commitment fees on the unused portion of the revolving credit facility of $0.5 million, $0.6 million and $0.3 million for 2003, 2002 and 2001, respectively.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2003, 2002 and 2001


     The Company has a $3.2 million letter of credit and a $7.6 million promissory note issued to its worker's compensation carrier as collateral for reimbursement of claims. The Company also has a $3.0 million letter of credit issued to its professional and general liability insurance carrier for collateral for reimbursement of claims. The letters of credit reduce the amount the Company may borrow under the line of credit. The promissory note is not recorded as a liability on the consolidated balance sheet as it only becomes payable upon an event of default as defined in the security agreement with the workers compensation carrier.

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

     The Company has various long-term performance plans for the benefit of employees and nonemployee directors. Under the plans, employees may be granted incentive stock options or nonqualified stock options and nonemployee directors may be granted nonqualified stock options. Certain of the plans also provide for the granting of stock appreciation rights, restricted stock, performance awards, or stock units. Stock options may be granted for a term not to exceed 10 years (five years with respect to a person receiving incentive stock options who owns more than 10% of the capital stock of the Company) and must be granted within 10 years from the adoption of the respective plan. The exercise price of all stock options must be at least equal to the fair market value (110% of fair market value for a person receiving an incentive stock option who owns more than 10% of the capital stock of the Company) of the shares on the date of grant. Except for options granted to nonemployee directors that become fully exercisable after six months, substantially all remaining stock options become fully exercisable after four years from date of grant. At December 31, 2003, 2002 and 2001, a total of 1,137,646, 1,058,270 and 1,549,594 shares, respectively, were available for future issuance under the plans.

     A summary of the status of the Company's stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years then ended is presented below:

                             2003                2002               2001
                             ----                ----               ----
                                Weighted-           Weighted-          Weighted-
                                 Average             Average            Average
                       Shares   Exercise   Shares   Exercise   Shares  Exercise
                                 Price               Price              Price
                       ------   --------   ------   --------   ------  --------
Outstanding at
   beginning of year  3,167,834  $18.31  2,935,575   $16.99   3,262,975  $10.62
Granted                 203,300   18.98    664,700    22.66     539,373   39.97
Exercised              (306,554)   7.36   (214,565)    6.49    (766,753)   6.12
Forfeited              (282,676)  24.68   (217,876)   25.66    (100,020)  15.08
                      ---------          ---------            ---------
Outstanding at
   end of year        2,781,904  $18.92  3,167,834   $18.31   2,935,575  $16.99
                      =========          =========            =========
Options exercisable
   at end of year     1,990,029          2,011,184            1,873,702
                      =========          =========            =========

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2003, 2002 and 2001

      The following table summarizes information about stock options outstanding at December 31, 2003:

                 Options Outstanding              Options Exercisable
                            Weighted-Average
  Range of                     Remaining    Weighted-                  Weighted-
Exercise Prices     Number    Contractual    Average        Number      Average
 Exercisable     Outstanding     Life     Exercise Price  Exercisable    Price
 -----------     -----------  ----------  --------------  -----------    -----

$0.00 - 4.70        77,387      0.8 years     $ 4.32         77,387      $ 4.32
 4.70 - 9.40       929,244      4.3             8.05        929,244        8.05
 9.40 -14.10       463,800      4.2            11.60        453,800       11.50
14.10 -18.80        26,500      9.7            17.29          4,000       17.37
18.80 -23.50       590,500      8.5            21.49        149,875       21.39
23.50 -28.20        59,000      7.1            25.09         47,750       25.12
28.20 -32.90        10,000      8.1            29.63          2,500       29.63
32.90 -37.60       170,600      6.5            34.00        129,850       34.00
37.60 -42.30       287,666      7.1            39.61        147,166       39.74
42.30 -47.00       167,207      7.0            43.69         48,457       43.80
                 ---------                                ---------
                 2,781,904      5.8           $18.92      1,990,029      $15.08
                 =========                                =========


     The Company has a stockholder rights plan pursuant to which preferred stock purchase rights were distributed as a dividend on each share of the Company's outstanding common stock. Each right, when exercisable, will entitle the holders to purchase one one-hundredth of a share of series B junior participating preferred stock of the Company at an initial exercise price of $150.00 per one one-hundredth of a share.

     The rights are not exercisable or transferable until a person or affiliated group acquires beneficial ownership of 20% or more of the Company's common stock or commences a tender or exchange offer for 20% or more of the stock, without the approval of the board of directors. In the event that a person or group acquires 20% or more of the Company's stock or if the Company or a substantial portion of the Company's assets or earning power is acquired by another entity, each right will convert into the right to purchase shares of the Company's or the acquiring entity's stock, at the then-current exercise price of the right, having a value at the time equal to twice the exercise price.

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

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2003, 2002 and 2001


 (8)  Earnings per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                      Year Ended December 31,
                                                      -----------------------
                                                  2003        2002        2001
                                                  ----        ----        ----
                                                      (in thousands, except
                                                         per share data)
Numerator:
Numerator for basic and diluted earnings
  per share - earnings (loss) available to
  common stockholders (net earnings (loss))    $(13,699)   $ 24,395    $ 21,035
                                               ========    ========    ========
Denominator:

Denominator for basic earnings (loss)
  per share - weighted-average shares
  outstanding                                    16,000     16,833       16,775

Effect of dilutive securities:
  Stock options                                      --        809        1,302
                                               --------    -------     --------

Denominator for diluted earnings (loss)
  per share - adjusted weighted-average
  shares and assumed conversions                 16,000     17,642       18,077
                                               ========    =======     ========

Basic earnings (loss) per share                $  (0.86)   $  1.45     $   1.25
                                               ========    =======     ========

Diluted earnings (loss) per share              $  (0.86)   $  1.38     $   1.16
                                               ========    =======     ========

In 2003, the effect of stock options was antidilutive because of the Company's net loss position.

(9)  Employee Benefits

     The Company has an Employee Savings Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. Employees who attain the age of 21 and complete 12 consecutive months of employment with a minimum of 1,000 hours worked are eligible to participate in the plan. Each participant may contribute from 2% to 20% of his or her annual compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is nondiscriminatory. Contributions made by the Company to the Employee Savings Plan are at rates of up to 50% of the first 4% of employee contributions. Expense in connection with the Employee Savings Plan for 2003, 2002 and 2001 totaled $1.7 million, $1.9 million and $1.7 million, respectively.

     The Company maintains a nonqualified deferred compensation plan for certain employees. Under the plan, participants may defer up to 100% of their base cash compensation. The amounts are held by a trust in designated investments and remain the property of the Company until distribution. At December 31, 2003 and 2002, $3.7 million and $4.3 million, respectively, were payable under the nonqualified deferred compensation plan and approximated the value of the trust assets owned by the Company.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2003, 2002 and 2001


(10)  Lease Commitments

      The Company leases office space and certain office equipment under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases, as of December 31, 2003, was as follows:

                     Program Management
                     Services and Other StarMed     Total
                     ------------------ -------     -----
               2004        $2,485      $1,789     $ 4,274
               2005         2,260       1,301       3,561
               2006         2,004         915       2,919
               2007         1,440         711       2,151
               2008            --          45          45
                           ------      ------     -------
               Total       $8,189      $4,761     $12,950
                           ======      ======     =======

      Rent expense for 2003, 2002 and 2001 was approximately $5.1 million, $5.5 million and $4.8 million, respectively.

(11)  Income Taxes

      Income taxes consist of the following:
                                                     Year Ended December 31,
                                                     -----------------------
                                                  2003        2002        2001
                                                  ----        ----        ----
                                                         (in thousands)
      Federal - current                         $12,556     $ 6,918     $14,232
      Federal - deferred                        (13,980)      6,265      (1,964)
      State                                        (185)      1,771       1,648
                                                -------     -------     -------
                                                $(1,609)    $14,954     $13,916
                                                =======     =======     =======

      A reconciliation between expected income taxes, computed by applying the statutory Federal income tax rate of 35% to earnings before income taxes, and actual income tax is as follows:

                                                      Year Ended December 31,
                                                      -----------------------
                                                  2003        2002        2001
                                                  ----        ----        ----
                                                        (in thousands)
       Expected income taxes (benefit)          $(5,358)    $13,773     $12,233
       Tax effect of interest income from
           municipal bond obligations exempt
           from Federal taxation                    (18)        (29)        (56)
       State income taxes, net of Federal
           income tax benefit                      (120)        790       1,071
       Nondeductible goodwill related to net
           assets held for sale                   3,406          --          --
       Tax effect of goodwill amortization expense
           not deductible for tax purposes           --          --         599
       Other, net                                   481         420          69
                                                -------     -------     -------
                                                $(1,609)    $14,954     $13,916
                                                =======     =======     =======

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2003, 2002 and 2001


      The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

                                                             December 31,
                                                             ------------
                                                          2003        2002
                                                          ----        ----
                                                            (in thousands)
         Deferred tax assets:
            Provision for doubtful accounts             $ 1,890     $ 1,476
            Accrued insurance, bonus and
               vacation expense                           5,792       3,311
            Deferred loss on assets held for sale        12,947          --
            Other                                         2,815       1,069
                                                        -------     -------
                                                         23,444       5,856
                                                        -------     -------
         Deferred tax liabilities:
            Goodwill amortization                         7,145       5,596
            Other                                         3,016       2,771
                                                        -------     -------
                                                         10,161       8,367
                                                        -------     -------
            Net deferred tax asset (liability)          $13,283     $(2,511)
                                                        =======     =======

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

     Income taxes paid by the Company for 2003, 2002 and 2001 were $9.6 million, $7.5 million and $8.5 million, respectively.

(12) Assets Held for Sale

     On December 30, 2003, the Company announced that it had entered into a Stock Purchase and Sale Agreement with InteliStaf pursuant to which InteliStaf would acquire all of the outstanding common stock of StarMed in exchange for approximately 25% of the common stock of InteliStaf on a fully diluted basis. This transaction subsequently closed on February 2, 2004.

     In accordance with the requirements of Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities of StarMed are reported on the December 31, 2003 consolidated balance sheet as assets and liabilities held for sale and have been measured at their net fair value less estimated costs to sell. To state the assets and liabilities held for sale at their estimated net fair value less costs to sell, the Company recognized an impairment loss of $43.6 million to reduce the carrying value of goodwill associated with StarMed and to accrue estimated selling costs. This impairment loss was computed in accordance with the provisions of Statements No. 142 and No. 144. The Company engaged a third party valuation firm to assist it in determining the fair value of consideration given and received in the contemplated transaction with InteliStaf. This value, less estimated costs to sell, was compared to the carrying value of the healthcare staffing division to ascertain if any impairment existed. Because the estimated fair value less costs to sell was less than the carrying value of the staffing business, the Company performed the second step of the goodwill impairment test to determine the amount of the implied fair value of goodwill and in turn the amount of impairment. The impairment loss has been recorded as a separate component of operating earnings in the consolidated statement of earnings for the year ended December 31, 2003.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2003, 2002 and 2001


     The assets and liabilities of the healthcare staffing division are presented in the consolidated balance sheet as of December 31, 2003 under the captions: "Assets held for sale" and "Liabilities held for sale." The carrying amounts of the major classes of these assets and liabilities at December 31, 2003 were:

                                                    (in thousands)
      Assets:
         Cash and cash equivalents                     $ 1,550
         Marketable securities, available for sale           8
         Accounts receivable, net                       25,921
         Prepaid and other current assets                1,680
         Equipment and leasehold improvements, net       3,765
         Excess of cost over net assets acquired        12,891
         Other long-term assets                            356
                                                       -------
              Total assets held for sale               $46,171
                                                       =======
      Liabilities:
         Accounts payable                              $    85
         Accrued salaries and wages                      5,488
         Accrued expenses                                4,198
                                                       -------
              Total liabilities held for sale          $ 9,771
                                                       =======

(13)  Restructuring Costs

     On July 30, 2003, the Company announced a comprehensive, multifaceted restructuring program to help return it to growth and improved profitability. As part of the restructuring program, the Company eliminated 61 positions in an effort to reduce corporate support functions and better align corporate overhead with the operating divisions. As a result of the restructuring plan, the Company recognized a pre-tax restructuring expense of $1.3 million. Included in this restructuring charge is $1.1 million of severance and outplacement costs and $0.2 million for exit costs related to the closing of five StarMed branches. The Company accounts for restructuring costs in accordance with Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." In accordance with Statement No. 146, management committed to the restructuring plan and identified the number of employees to be terminated and the benefits that those employees would receive upon termination. Employees were not required to render service in order to receive their benefits, and thus a liability was recorded at the date the termination was communicated to the employee. The severance payments and exit costs will continue beyond 2003 since, in many instances, the terminated employees will receive their severance payments over an extended period of time and long-term lease payments will be paid over periods after 2003. These charges are reflected in the restructuring charge line on the accompanying consolidated statement of earnings.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2003, 2002 and 2001


      The following table summarizes the activity with respect to severance and exit costs recorded during fiscal year 2003:

                                              (in thousands)
                                   Severance     Exit Costs      Total
                                   ---------     ----------     ------
      Restructuring charge          $1,094         $  192       $1,286
      Cash payments                    743             47          790
                                    ------         ------       ------
      Balance at December 31, 2003  $  351         $  145       $  496
                                    ======         ======       ======

(14)  Related Party Transactions

     During 2003, the Company's Board of Directors approved and the Company entered into a contract with a software vendor to develop a new public website for the Company. John H. Short, Ph.D., interim President and Chief Executive Officer and a director of the Company and Theodore M. Wight, a director of the Company, are also directors of the software company. Messrs. Wight and Short and their affiliated entities own 27.3% and 5.5% of the fully diluted capitalization of the software company, respectively. The original contract amount was for $320,000 and has since been modified for expected additional costs of $34,500. The work is anticipated to be completed by the second quarter of 2004.

     During the first quarter of 2004, the Company entered into an addendum to the aforementioned contract with the same software vendor to identify and document the actual costs and timeline required to complete the Company's employee portal/HR center project. The addendum to the contract is for the amount of $47,000 and the work is anticipated to be completed by the second quarter of 2004.

     During 2003, the Company entered into an agreement with Phase 2 Consulting, LLC ("Phase 2"). Per the terms of the agreement, Phase 2 will provide the Company with management, consulting and advisory services, including having John
H. Short, Ph.D., the managing director of Phase 2 and a member of the Company's Board of Directors, serve as interim President and Chief Executive Officer of the Company. A monthly consulting fee of $55,000 will be paid to Phase 2 during the term of the agreement plus reimbursement of business expenses. In addition, Phase 2 will be entitled to an incentive fee capped at $1.3 million payable in cash or shares of the Company's stock based on predetermined performance standards. During 2003, the Company recorded approximately $680,000 of expense under this agreement and made payments to Phase 2 of approximately $556,000.

(15)  Industry Segment Information

     During the three year period ended December 31, 2003, the Company operated in two business segments that are managed separately based on fundamental differences in operations: healthcare staffing and program management services. Program management includes inpatient programs (including acute rehabilitation and skilled nursing units), outpatient therapy programs and contract therapy programs. All of the Company's services are provided in the United States. Summarized information about the Company's operations in each industry segment is as follows:

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2003, 2002 and 2001

                               Revenues from
                           Unaffiliated Customers      Operating Earnings (loss)
                      -----------------------------    -------------------------
                               (in thousands)                (in thousands)
                         2003      2002     2001      2003      2002     2001(1)
                         ----      ----     ----      ----      ----     ----
Healthcare staffing   $223,952  $277,543  $304,574  $(52,503) $ (1,683)$  1,496
Program management:
  Hospital
  rehabilitation
  services             185,831   179,746   173,030    33,557    32,256   32,501
  Contract therapy     130,847   105,276    64,661     5,836     9,124    2,970
                      --------  --------  --------  --------  -------- --------
  Program
     management total  316,678   285,022   237,691    39,393    41,380   35,471
   Less intercompany
        revenues(2)     (1,308)       --        --       N/A       N/A      N/A
   Restructuring charge    N/A       N/A       N/A    (1,286)       --       --
                      --------  --------  --------  --------  -------- --------
        Total         $539,322  $562,565  $542,265  $(14,396) $ 39,697 $ 36,967
                      ========  ========  ========  ========  ======== ========

                      Depreciation and Amortization      Capital Expenditures
                      -----------------------------    -------------------------
                               (in thousands)                (in thousands)
                         2003      2002     2001      2003      2002      2001
                         ----      ----     ----      ----      ----      ----
Healthcare staffing   $  1,896  $  1,808  $  3,280  $  1,511  $    567 $  1,424
Program management:
  Hospital
  rehabilitation
  services               5,328     5,436     5,194     2,212     4,784    5,559
  Contract therapy       1,335     1,090     1,088     1,614     3,195    3,630
                      --------  --------  --------  --------  --------  -------
  Program
     management total    6,663     6,526     6,282     3,826     7,979    9,189
                      --------  --------  --------  --------  --------  -------
        Total         $  8,559  $  8,334  $  9,562  $  5,337  $  8,546 $ 10,613
                      ========  ========  ========  ========  ========  =======


                              Total Assets               Unamortized Goodwill
                      -----------------------------    -------------------------
                               (in thousands)                (in thousands)
                             as of December 31,            as of December 31,
                         2003      2002     2001      2003      2002      2001
                         ----      ----     ----      ----      ----      ----
Healthcare staffing(3)$ 46,171  $ 92,551  $102,880  $ 12,891  $ 52,956 $ 52,956
Program management:
  Hospital
  rehabilitation
  services             146,016   110,354   121,432    35,739    35,739   35,739
  Contract therapy      41,439    32,625    26,349    12,990    12,990   12,990
                      --------  --------  --------  --------  --------  -------
  Program
     management total  187,455   142,979   147,781    48,729    48,729   48,729
                      --------  --------  --------  --------  --------  -------
        Total         $233,626  $235,530  $250,661  $ 61,620  $101,685 $101,685
                      ========  ========  ========  ========  ======== ========

(1) Operating earnings for 2001 have been adjusted to reflect the corporate expense allocation methodology utilized in 2003 and 2002.

(2) Intercompany revenues represent sales at market rates from the Company's healthcare staffing segment to the Company's program management segment.

(3) At December 31, 2003, the total assets, including unamortized goodwill, of the healthcare staffing business are reported as assets held for sale in the balance sheet. See Note 12 "Assets Held for Sale" for further discussion.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2003, 2002 and 2001

(16)  Quarterly Financial Information (Unaudited)

                                                   Quarter Ended
             2003                December 31  September 30  June 30   March 31
             ----                -----------  ------------  -------   --------
                                      (in thousands, except per share data)

      Operating revenues          $129,475     $134,962    $136,043   $138,842
      Operating earnings (loss)    (34,541)       5,672       7,646      6,827
      Earnings (loss) before
       income taxes                (34,941)       5,538       7,439      6,656
      Net earnings (loss)          (25,523)       3,323       4,457      4,044
      Net earnings (loss) per
       common share:
         Basic                       (1.58)         .21        .28        .26
         Diluted                     (1.58)         .20        .27        .25


                                                   Quarter Ended
             2002                December 31  September 30  June 30   March 31
             ----                -----------  ------------  -------   --------
                                      (in thousands, except per share data)

      Operating revenues          $140,810     $142,690    $140,836   $138,229
      Operating earnings            12,024       11,595       9,526      6,552
      Earnings before
       income taxes                 11,870       11,511       9,472      6,496
      Net earnings                   7,358        7,137       5,872      4,028
      Net earnings per
       common share:
         Basic                         .46          .43         .34        .23
         Diluted                       .45          .41         .32        .22


(17) Recently Issued Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company implemented Statement No. 146 on January 1, 2003. For information regarding the impact of the adoption of Statement No. 146 and the impact of the restructuring during 2003, refer to Note 13 - Restructuring Costs.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair market value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements are effective for interim or annual periods ended after December 15, 2002. The adoption of this interpretation did not have a material effect on the Company's consolidated financial position or results of operations.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2003, 2002 and 2001

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the methods used on reported results. The disclosure requirements apply to all companies for fiscal years ended after December 15, 2002. See Note 7 "Stockholders Equity" for the required disclosures of Statement No. 148 at December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation explains how to identify variable  interest  entities  and how an  enterprise  assesses its interest in a variable interest entity to decide whether to consolidate that entity. In October 2003, the FASB postponed the implementation date so that this interpretation is effective for the first interim or annual period ended after December 15, 2003 to variable interest entities in which the variable interest was acquired before February 1, 2003. In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities," which supersedes FIN 46. Application of the revised interpretation is required in the financial statements of companies that have interests in special purpose entities for periods ending after December 15, 2003. The adoption of this interpretation did not have any effect on the Company's financial position or results of operations.

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

     In May 2003, the FASB issues Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted Statement No. 150 on June 1, 2003. The adoption of this statement did not have any effect on the Company's consolidated financial position or results of operations.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2003, 2002 and 2001


(18)  Contingencies


     In May 2002, a lawsuit was filed in the United States District Court for the Eastern District of Missouri against the Company and certain of its current directors and officers. The plaintiffs allege violations of the federal securities laws and are seeking to certify the suit as a class action. The proposed class consists of persons that purchased shares of the Company's common stock between August 10, 2000 and January 21, 2002. The case alleges weaknesses in the software systems selected by its recently sold StarMed Staffing Group, and the purported negative effects of such systems on its business operations. The Plaintiff filed a second amended complaint in November 2003, pursuant to the District Court Judge's ruling that the Plaintiff must present its claims with more focus and "sufficient particularity" before he could entertain a motion to dismiss. On February 17, 2004, the Company filed a second motion to dismiss, which is pending.

     In August 2002, a derivative lawsuit was filed in the Circuit Court of St. Louis County, Missouri against the Company and certain of its directors. The complaint, which is based upon substantially the same facts as are alleged in the federal securities class action, was filed on behalf of the derivative plaintiff by a law firm that had earlier filed suit in the federal case. The Company filed a motion to dismiss based primarily on the derivative plaintiff's failure to make a pre-suit demand, which is pending. The federal court hearing the securities law class action has stayed discovery in the derivative proceeding until discovery commences in the class action.

     In July,  2003 a civil  action,  United  States of America ex rel.  Gregory
                                      ------------------------------------------
Kersulis,  M.D. and Jimmie Wilson and Gregory Kersulis,  M.D., and Jimmie Wilson
--------------------------------------------------------------------------------
v. RehabCare Group, Inc.; and Baxter County Regional  Hospital,  Inc., was filed
-----------------------------------------------------------------------
under the qui tam provisions of the False Claims Act in the United States District Court for the Eastern District of Arkansas, seeking treble damages, civil penalties, back pay, and special damages. The allegations contained in the suit, brought by a former Company independent contractor and a former Baxter physical therapist, relate to the proper clinical diagnoses of patients treated at the hospital's acute rehabilitation unit for Medicare reimbursement purposes, in which Baxter received such reimbursement in excess of $5,000,000. The original action was filed on August 21, 2000, under seal, requiring an investigation by the United States Department of Justice, in which the Company and Baxter fully cooperated. The Company and Baxter also initiated an internal and external audit that concluded the allegations were unfounded and that the Company and Baxter were in compliance with Medicare regulations. After the Department's investigation, on June 3, 2003, the government declined to intervene and the seal was lifted. The Plaintiffs filed an amended complaint, and the Company was served and notified of the civil allegations on July 15, 2003. The Company has agreed to indemnify Baxter for all fees and expenses on all counts except one, arising out of the action. The court recently denied both parties motions to dismiss and we expect discovery to commence shortly.

     The Wage and Hour Division of the United States Department of Labor is currently investigating whether persons employed as on-call coordinators at certain staffing branch locations were properly compensated for all hours worked, and whether the entire time they were on call should be counted as hours worked. The Company has advised the Wage and Hour Division that it believes on-call coordinators paid a flat fee per shift were properly compensated in accordance with applicable federal law. The inquiry is limited to a three-year period prior to the date any proceeding is filed. No final determination or position has been taken by the Wage and Hour Division to date with respect to these matters.

                              REHABCARE GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 2003, 2002 and 2001

     A number of suits have been filed by certain on-call coordinators based upon facts similar to those being investigated by the Wage and Hour Division. The Company has filed motions, or expect to file motions, with the Judicial Panel on MultiDistrict Litigation to consolidate these cases based upon similar or common claims and issues and to transfer these cases to a single district court for resolution. Although the recently sold StarMed subsidiary is the named defendant in these cases, the Company will be responsible for any liability, including attorney's fees and expenses incurred in connection with these actions.

     On February 9, 2004, Bond International Software Group, Inc. filed suit against the Company's former StarMed subsidiary in United States District Court for the Eastern District of Virginia alleging breach of contract for licensed software and related development, configuration, support and maintenance services. The Company expects to file a counter claim asserting its right to a refund under the same contract under the termination and refund provisions therein.

     In addition to the above matters, the Company and its subsidiaries are parties to a number of other claims and lawsuits. While these actions are being contested, the outcome of individual matters is not predictable with assurance. From time to time, and depending upon the particular facts and circumstances, the Company may be subject to indemnification obligations under its contracts with its hospital and healthcare facility clients relating to these matters. The Company does not believe that any liability resulting from any of the above matters, after taking into consideration its insurance coverage and amounts already provided for, will have a material adverse effect on its consolidated financial position, cash flows or liquidity. However, such matters could have a material effect on results of operations in a particular quarter or fiscal year as they develop or as new issues are identified.


(19) Subsequent Events

     Subsequent to December 31, 2003, but prior to the issuance of these consolidated financial statements, the Company entered into the following transactions:

o On March 2, 2004, the Company purchased from Health Net, Inc. all of the outstanding common stock of American VitalCare, Inc. and its sister company, Managed Alternative Care, Inc. (collectively "VitalCare") for approximately $14 million of cash and notes. VitalCare is a manager of hospital based specialty care units in the state of California generating annual operating revenues of approximately $14 million.

o On February 2, 2004, the Company purchased the assets of CPR Therapies, Inc. ("CPR") for approximately $3.9 million of cash and notes. CPR, headquartered in Denver, Colorado, is a contract therapy services company for physical rehabilitation services in skilled nursing and assisted living facilities with a significant market presence in Colorado and California. CPR's annual operating revenues are approximately $9 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of December 31, 2003 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

     There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

 ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information regarding our directors and executive officers is included in our Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions "Item 1 - Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

     The following table sets forth the name, age and position of each of our executive officers. There is no family relationship between any of the following individuals.

Name                        Age                      Position
                                  -------------------------------------------
John H. Short, Ph.D.....    59    Interim President and Chief Executive Officer
Mark A. Bogovich........    34    Vice President, Chief Accounting Officer
Tom E. Davis............    54    President,  Hospital  Rehabilitation  Services
                                  (Inpatient & Outpatient)
Vincent L. Germanese....    52    Senior Vice President, Chief Financial Officer
                                  and Secretary
Patricia M. Henry.......    51    President, Contract Therapy Division

     The  following  paragraphs  contain  biographical   information  about  our
executive officers.

     John H. Short, Ph.D. has been Interim President and Chief Executive Officer since June 2003 and a director of the company since 1991. Dr. Short also serves as Managing Partner of Phase 2 Consulting, LLC, a management and economic consulting firm for the healthcare industry. Dr. Short has been involved in the healthcare industry for more than 35 years, serving as CEO and board chairman for numerous healthcare organizations, and has been the principal lead on more than 300 consulting and research projects. Dr. Short received a Ph.D. in Economics from the University of Utah.

     Mark A. Bogovich has been Vice President and Chief Accounting Officer of the Company since September 2003. Mr. Bogovich joined the Company in March of 2000 and served most recently as Vice President Finance, contract therapy division. Prior to joining the Company, Mr. Bogovich was Chief Financial Officer for Miller Orthopaedic Clinic, Inc. from January of 1998 to March 2000. From 1995 to 1997, Mr. Bogovich was Controller and Director of Accounting for the RehabWorks, Inc. subsidiary of Horizon/CMS Healthcare Corporation ("Horizon"). Prior to that, he held various positions in the corporate finance department of Horizon.

     Tom E. Davis has been President of our hospital rehabilitation services division since January 1998. Mr. Davis joined the Company in January 1997 as Senior Vice President, Operations. Prior to joining the company, Mr. Davis was Group Vice President for Quorum Health Resources, LLC from January 1990 to January 1997.

     Vincent L. Germanese, CPA, has been Senior Vice President, Chief Financial Officer and Secretary of the Company since November 2002. Prior to joining the Company, Mr. Germanese was Vice President of Cap Gemini Ernst & Young and partner at Ernst & Young. Mr. Germanese was named a partner at Ernst & Young in 1984 and held various management positions during his tenure at Ernst & Young and Cap Gemini Ernst & Young.

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

     The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available through the Company's web site at www.rehabcare.com.


ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is included in our Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions "Compensation of Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


 ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information regarding security ownership of certain beneficial owners and management is included in our Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership by Management" and is incorporated herein by reference.

     The following table provides information as of fiscal year ended December 31, 2003 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

=================================================================================
     Plan category           Number of        Weighted-   Number of securities
                             securities        average    remaining available
                            to be issued      exercise   for future issuance
                            upon exercise     price of       under equity
                            of outstanding   outstanding   compensation plans
                              options,         options,   (excluding securities
                            warrants and    warrants and     reflected in
                               rights          rights         column (a))
                                (a)             (b)               (c)
================================================================================
================================================================================
Equity  compensation
 plans approved by
 security holders            2,781,904        $18.92           1,137,646
================================================================================
================================================================================
 Equity  compensation            -               -                 -
 plans not approved
 by security holders
================================================================================
================================================================================
       Total                 2,781,904        $18.92           1,137,646
================================================================================

 ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2003, the Company's Board of Directors approved and the Company entered into a contract with a software vendor to develop a new public website for the Company. John H. Short, Ph.D., interim President and Chief Executive Officer and a director of our Company and Theodore M. Wight, a director of our Company, are also directors of the software company. Messrs. Wight and Short and their affiliated entities own 27.3% and 5.5% of the fully diluted capitalization of the software company, respectively. The original contract amount was for $320,000 and has since been modified for expected additional costs of $34,500. The work is anticipated to be completed by the second quarter of 2004.

     During the first quarter of 2004, the Company entered into an addendum to the aforementioned contract with the same software vendor to identify and document the actual costs and timeline required to complete the Company's employee portal/HR center project. The addendum to the contract is for the amount of $47,000 and the work is anticipated to be completed by the second quarter of 2004.

     During 2003, the Company entered into an agreement with Phase 2 Consulting, LLC ("Phase 2"). Per the terms of the agreement, Phase 2 will provide the Company with management, consulting and advisory services, including having John
H. Short, Ph.D., the managing director of Phase 2 and a member of the Company's Board of Directors, serve as interim President and Chief Executive Officer of the Company. A monthly consulting fee of $55,000 will be paid to Phase 2 during the term of the agreement plus reimbursement of business expenses. In addition, Phase 2 will be entitled to an incentive fee capped at $1.3 million payable in cash or shares of the Company's stock based on predetermined performance standards. During 2003, the Company recorded approximately $680,000 of expense under this agreement and made payments to Phase 2 of approximately $556,000.


 ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information regarding principal accountant fees and services is included in our Proxy Statement for the 2004 Annual Meeting of Stockholder's under the caption "Information Regarding the Independence of Independent Auditors" and is incorporated herein by reference.

                                     PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Annual Report on Form 10-K:

        (1)Financial Statements
             Independent Auditors' Report
             Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Earnings for the years ended
                  December 31, 2003, 2002 and 2001
             Consolidated Statements of Stockholders' Equity for the years ended
                  December 31, 2003, 2002 and 2001
             Consolidated Statements of Cash Flows for the years ended
                  December 31, 2003, 2002 and 2001
             Notes to Consolidated Financial Statements

        (2)Financial Statement Schedules:
             None
        (3)Exhibits:
             See Exhibit Index on page 62 of this Annual Report on Form 10-K.

    (b) Reports on Form 8-K

           The Registrant filed or furnished the following reports on Form 8-K during the three months ended December 31, 2003:

             October 30, 2003
                  Item 12 Results of Operations and Financial Condition Press release dated October 30, 2003 announcing the Registrant's earnings for the 3rd quarter of 2003

             December 31, 2003
                  Item 5 Stock Purchase and Sale Agreement dated December 30, 2003 with InteliStaf Holdings, Inc.

 SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: March 12, 2004
                              REHABCARE GROUP, INC.
                                   (Registrant)

                              By: /s/ JOHN H. SHORT
                                  John H. Short
                                  Interim President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 Signature                        Title                           Dated
 /s/ JOHN H. SHORT                Interim President, Chief        March 12, 2004
 ----------------------------     Executive Officer and
 John H. Short                    Director
 (Principal Executive Officer)

 /s/ VINCENT L. GERMANESE         Senior Vice President,          March 12, 2004
 ----------------------------     Chief Financial Officer
 Vincent L. Germanese             and Secretary
 (Principal Financial Officer)

 /s/ MARK A. BOGOVICH             Vice President and              March 12, 2004
 ----------------------------     Chief Accounting Officer
 Mark A. Bogovich
 (Principal Accounting Officer)

 /s/ WILLIAM G. ANDERSON          Director                        March 12, 2004
 ----------------------------
 William G. Anderson

 /s/ C. R.  HOLMAN                Director                        March 12, 2004
 ----------------------------
 C. R. Holman

 /s/ H. EDWIN TRUSHEIM            Director                        March 12, 2004
 ----------------------------
 H. Edwin Trusheim

 /s/ COLLEEN CONWAY-WELCH         Director                        March 12, 2004
 ----------------------------
 Colleen Conway-Welch

 /s/ THEODORE M. WIGHT            Director                        March 12, 2004
 ----------------------------
 Theodore M. Wight

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

3.3 Amended and Restated Bylaws (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

4.1 Rights Agreement, dated August 28, 2002, by and between the Registrant and Computershare Trust Company, Inc. (filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed September 5, 2002 and incorporated herein by reference)

10.1 1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.2 Form of Stock Option Agreement (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.3  Consulting Arrangement with Phase II Consulting, LLC *

10.4  Consulting Arrangement with Alan C. Henderson *

10.5 Form of Termination Compensation Agreement for other executive officers (filed as Exhibit 10.5 to the Registrant's Report on Form 10-K, dated March 15, 2002, and incorporated herein by reference) *

10.6 Supplemental Bonus Plan (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *

10.7 Deferred Profit Sharing Plan (filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *

10.8 RehabCare Executive Deferred Compensation Plan (filed as Exhibit 10.12 to the Registrant's Report on Form 10-K, dated May 27, 1994, and incorporated herein by reference) *

10.9 RehabCare Directors' Stock Option Plan (filed as Appendix A to Registrant's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders and incorporated herein by reference) *

10.10 Amended and Restated 1996 Long-Term Performance Plan (filed as Appendix A to Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference) *

10.11 RehabCare Group, Inc. 1999 Non-Employee Director Stock Plan (filed as Appendix B to Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and incorporated herein by reference) *

10.12 Credit  Agreement, dated as of August  29,  2000,  by and among  RehabCare
      Group, Inc., as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, and First National Bank, Firstar Bank, N.A., Bank of America, N.A., First Union Securities, Inc., and Banc of America Securities, LLC (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.13 Pledge Agreement, dated as of August 29, 2000, by and among RehabCare Group, Inc. and Subsidiaries, as pledgors, and Bank of America, N.A., as collateral agent, for the holders of the Secured Obligations (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

10.14 Security Agreement, dated as of August 29, 2000, by and among RehabCare Group, Inc. and Subsidiaries, as grantors, and Bank of America, N.A., as collateral agent, for the holders of the Secured Obligations (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

13.1 Those portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2003 included in response to Items 5 and 6 of this Annual Report on Form 10-K

21.1  Subsidiaries of the Registrant

23.1  Consent of KPMG LLP

31.1 Certification by Interim Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Interim Chief Executive Officer certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. U.S.C. Section 1350.

32.2 Chief Financial Officer certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. U.S.C.
      Section 1350.


-------------------------
* Management contract or compensatory plan or arrangement.

                                                                    EXHIBIT 13.1

SIX-YEAR FINANCIAL SUMMARY
Dollars in thousands, except per share data
--------------------------------------------------------------------------------
(Year ended December 31,) 2003      2002      2001      2000     1999      1998
--------------------------------------------------------------------------------
Consolidated statement of earnings data:
Operating revenues    $539,322  $562,565  $542,265  $452,374 $309,425  $207,416
Operating earnings
 (loss)(1)(2)(8)       (14,396)   39,697    36,967    44,189   29,922    23,331
Net earnings (loss)
 (1)(2)(3)(8)          (13,699)   24,395    21,035    23,534   15,098    12,198
Net earnings (loss)
 per share (EPS):
 (1)(2)(3)(4)(8)
      Basic           $  (0.86) $   1.45  $   1.25  $   1.62 $   1.15  $   0.99
      Diluted         $  (0.86) $   1.38  $   1.16  $   1.45 $   1.03  $   0.86
Weighted average
 shares outstanding
 (000s):(4)
      Basic             16,000    16,833    16,775    14,563   13,144    12,368
      Diluted           16,000    17,642    18,077    16,268   14,814    14,490
--------------------------------------------------------------------------------
Consolidated balance sheet data:
Working capital       $ 76,952  $ 67,846  $ 77,524  $ 64,186 $ 27,069  $ 20,606
Total assets           233,626   235,530   250,661   229,093  187,264   156,870
Total liabilities       55,671    46,916    51,625   111,133  109,481    96,714
Stockholders' equity   177,955   188,614   199,036   117,960   77,783    60,156
--------------------------------------------------------------------------------
Financial statistics:
Operating margin (2)(8)   (2.7)%     7.1%      6.8%      9.8%     9.7%     11.3%
Net margin(1)(2)(3)(8)    (2.5)%     4.3%      3.9%      5.2%     4.9%      5.9%
Current ratio              2.9:1    2.8:1     2.7:1     2.6:1    1.6:1     1.5:1
Diluted EPS growth rate
 (1)(2)(3)(5)(8)        (162.3)%    19.0%   (20.0)%     40.8%    19.8%     17.8%
Return on equity
  (1)(2)(3)(5)(8)         (7.5)%    12.6%     13.3%     24.0%    21.9%     24.4%
--------------------------------------------------------------------------------
Operating statistics:
Healthcare staffing:
  Average number of
    branch offices(6)       73       108       108        89       55        16
  Number of weeks
    worked(7)          141,114   182,552   233,898   223,951  131,110    52,265
Program management:
Inpatient units
 (acute rehabilitation
 and skilled nursing):
  Average number of
    programs               133       135       137       136      132       128
  Average admissions
    per program            422       411       394       373      369       354
  Average length of stay
    (days/discharge)      12.9      13.3      13.8      14.3     14.5      14.7
  Patient days         721,570   737,017   746,583   725,497  706,822   665,403
Outpatient programs:
  Average number
    of locations            48        55        61        53       40        26
  Patient visits     1,247,534 1,366,439 1,439,169 1,173,324  785,943   378,108
Contract therapy:
  Average number
    of locations           460       378       250       156       91        50

--------------------------------------------------------------------------------
(1) The results for 2002 reflect the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.
(2) The results for 2001 include $9.0 million in non-recurring charges related to our supplemental staffing division.
(3) The results for 2001 include a pretax loss of $0.5 million ($0.3 million after tax or $0.02 per share) on write-down of an investment. The results for 1999 include a pretax loss of $1.0 million ($0.6 million after tax or $0.05 per share) on write-down of investments. The results for 1998 include pretax gains of $1.5 million ($0.9 million after tax or $0.06 per share) and $1.4 million ($0.9 million after tax or $0.06 per share), respectively, from sales of marketable securities. In addition, the results for 1998 include a $0.8 million ($0.05 per share) after-tax charge for the cumulative effect of change in accounting for start-up costs.
(4)  Share data adjusted for 2-for-1 stock split in June 2000.
(5)  Average of beginning and ending equity.
(6) We entered the supplemental staffing business in August 1998 following the acquisition of StarMed Staffing, Inc.
(7)  Includes both supplemental and travel weeks worked.
(8) The results for 2003 include a pretax restructuring charge of $1.3 million ($0.8 million after tax or $0.05 per diluted share) and a pretax loss on net assets held for sale of $43.6 million ($30.6 million after tax or $1.90
     per diluted share).               65

                                                                    EXHIBIT 13.1

Stock Data

The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "RHB". The stock prices below are the high and low closing sale prices per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated.

CALENDAR QUARTER   1st          2nd         3rd         4th
-----------------------------------------------------------
2003   High      $20.70      $18.45      $18.56       $23.01
------------------------------------------------------------
       Low        16.55       13.53       14.25        14.88
------------------------------------------------------------
2002   High       30.00       29.51       24.97        23.64
------------------------------------------------------------
       Low        20.25       23.30       16.30        18.85
------------------------------------------------------------

The Company has not paid dividends on its common stock during the two most recently completed fiscal years and has not declared any dividends during the current fiscal year. The Company does not anticipate paying cash dividends in the foreseeable future.

The number of holders of the Company's common stock as of March 8, 2004, was approximately 10,500, including 557 shareholders of record and an estimated 9,900 persons or entities holding common stock in nominee name.

Shareholders may receive earnings news releases, which provide timely financial information, by notifying our investor relations department or by visiting our website: http://www.rehabcare.com

                                                                    EXHIBIT 21.1

                           Subsidiaries of Registrant


      Subsidiary                            Jurisdiction of Organization


American VitalCare, Inc.                        State of California

Managed Alternative Care, Inc.                  State of California

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

Salt Lake Physical Therapy Associates, Inc.     State of Utah

                                                                    EXHIBIT 23.1


                          Independent Auditors' Consent

The Board of Directors
RehabCare Group, Inc.:

We consent to the incorporation by reference in the registration statement No. 33-43236 on Form S-8, registration statement No. 33-67944 on Form S-8, registration statement No. 33-82106 on Form S-8, registration statement No. 33-82048 on Form S-8, registration statement No. 333-11311 on Form S-8, and registration statement No. 333-86679 on Form S-8 of RehabCare Group, Inc. of our report dated February 2, 2004, except as to Note 19, which is as of March 2, 2004, with respect to the consolidated balance sheets of RehabCare Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders' equity and cash flows for the three-year period ended December 31, 2003, which report appears in the December 31, 2003 annual report on Form 10-K of RehabCare Group, Inc. Our report refers to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles."


/s/ KPMG LLP


St. Louis, Missouri
March 12, 2004

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

     c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


          Date: March 12, 2004                            By: /s/ John H. Short
                                                              -----------------
                                                                 John H. Short,
                                                          Interim President and
                                                        Chief Executive Officer

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

     c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

          Date:  March 12, 2004                 By: /s/    Vincent L. Germanese
                                                    ---------------------------
                                                           Vincent L. Germanese
                                                          Senior Vice President,
                                           Chief Financial Officer and Secretary

                                                                    EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of RehabCare Group, Inc. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I John H. Short, Interim President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                               By:/s/   John H. Short
                                                      -------------------------
                                                        John H. Short
                                                        Interim President and
                                                        Chief Executive Officer
                                                        RehabCare Group, Inc.
                                                        March 12, 2004


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

                                                                    EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of RehabCare Group, Inc. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Vincent L. Germanese, Senior Vice President, Chief Financial Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                               By:/s/   Vincent L. Germanese
                                                      -------------------------
                                                        Vincent L. Germanese
                                                        Senior Vice President,
                                                        Chief Financial Officer
                                                        and Secretary
                                                        RehabCare Group, Inc.
                                                        March 12, 2004


A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.