Form 10-Q
period 2004-03-31
REHABCARE GROUP INC
filed 2004-05-10
CIK 812191

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2004
                                                   --------------

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


             7733 Forsyth Boulevard, Suite 2300, St. Louis, MO 63105
             -------------------------------------------------------
              (Address of principal executive offices and zip code)

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

                       Yes    X                 No
                            -----                   -----

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act.)  Yes    X                 No
                                         -----                  -----

Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.



                Class                           Outstanding at May 6, 2004
--------------------------------------          --------------------------
Common Stock, par value $.01 per share                    16,204,705



                                    1 of 25

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        March 31, 2004 (unaudited) and December 31, 2003                   3

      Condensed consolidated statements of earnings for the
        three months ended March 31, 2004 and 2003 (unaudited)             4

      Condensed consolidated statements of cash flows for the
        three months ended March 31, 2004 and 2003 (unaudited)             5

      Notes to condensed consolidated financial statements (unaudited)     6

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 15

   Item 3. - Quantitative and Qualitative Disclosures about Market Risks  20

   Item 4. - Controls and Procedures                                      20

Part II. - Other Information                                              21

   Item 1. - Legal Proceedings                                            21

   Item 4. - Submission of Matters to Security Holders                    22

   Item 6. - Exhibits and Reports on Form 8-K                             23

   Signatures                                                             25

                                    2 of 25

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements

                              REHABCARE GROUP, INC.
                      Condensed Consolidated Balance Sheets
             (dollars in thousands, except share and per share data)

                                                       March 31,   December 31,
                                                         2004          2003
                                                         ----          ----
                  Assets                              (unaudited)
                  ------
Current assets:
    Cash and cash equivalents                         $ 28,937     $ 28,320
    Marketable securities, available-for-sale               --       10,065
    Accounts receivable, net of allowance for doubtful
      accounts of $4,348 and $3,422, respectively       70,082       62,744
    Income taxes receivable                              4,659           --
    Deferred tax assets                                  8,526       14,706
    Other current assets                                 2,160        1,912
                                                       -------      -------
      Total current assets                             114,364      117,747
Marketable securities, trading                           3,751        3,665
Equipment and leasehold improvements, net               13,606       14,063
Excess cost over net assets acquired, net               58,241       48,729
Intangible assets, net                                  10,251           48
Assets held for sale                                        --       46,171
Investment in unconsolidated affiliate                  39,647           --
Other                                                    3,386        3,203
                                                       -------      -------
   Total assets                                      $ 243,246     $233,626
                                                       =======      =======

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
    Current portion of long-term debt                 $    720     $     --
    Accounts payable                                     1,228          763
    Accrued salaries and wages                          25,364       24,035
    Accrued expenses                                    18,983       14,800
    Income taxes payable                                    --        1,197
                                                       -------      -------
      Total current liabilities                         46,295       40,795
Long-term debt, less current portion                     3,720           --
Deferred compensation                                    3,799        3,682
Deferred tax liabilities                                 5,638        1,423
Liabilities held for sale                                   --        9,771
                                                       -------      -------
      Total liabilities                                 59,452       55,671
                                                       -------      -------

Stockholders' equity:
   Preferred stock, $.10 par value, authorized
      10,000,000 shares, none issued and outstanding        --           --
    Common stock, $.01 par value; authorized 60,000,000
      shares, issued 20,192,627 shares and 20,144,577
      shares as of March 31, 2004 and December 31,
      2003, respectively                                   202          201
    Additional paid-in capital                         115,437      114,704
    Retained earnings                                  122,859      117,753
    Less common stock held in treasury at cost,
      4,002,898 shares as of March 31, 2004 and
      December 31, 2003                                (54,704)     (54,704)
      Accumulated other comprehensive earnings              --            1
                                                      --------      -------
      Total stockholders' equity                       183,794      177,955
                                                       -------      -------
      Total liabilities and stockholders' equity     $ 243,246     $233,626
                                                       =======      =======

      See accompanying notes to condensed consolidated financial statements.

                                    3 of 25

                              REHABCARE GROUP, INC.
                  Condensed Consolidated Statements of Earnings
                  (amounts in thousands, except per share data)
                                   (Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                                   2004         2003
                                                   ----         ----

Operating revenues                               $104,497    $138,842
Costs and expenses:
   Operating expenses                              76,067     104,690
   Selling, general & administrative
      Divisions                                     9,673      18,290
      Corporate                                     6,317       6,796
   Restructuring                                    1,666          --
   Gain on sale of business                          (485)         --
   Depreciation and amortization                    1,768       2,239
                                                  -------     -------
     Total costs and expenses                      95,006     132,015
                                                  -------     -------

     Operating earnings                             9,491       6,827
Interest income                                        56          14
Interest expense                                     (217)       (165)
Other expense                                          (7)        (20)
                                                  -------     -------
Earnings before income taxes and
     equity in net loss of affiliate                9,323       6,656
Income taxes                                        3,864       2,612
Equity in net loss of affiliate                      (353)         --
                                                  -------     -------
     Net earnings                                $  5,106    $  4,044
                                                  =======     =======

Net earnings per common share:
     Basic                                       $   0.32    $   0.26
                                                  =======     =======
     Diluted                                     $   0.31    $   0.25
                                                  =======     =======
Weighted-average number of common shares
  outstanding:
     Basic                                         16,166      15,851
                                                  =======     =======
     Diluted                                       16,728      16,443
                                                  =======     =======

     See accompanying notes to condensed consolidated financial statements.

                                    4 of 25

                              REHABCARE GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                             2004       2003
                                                             ----       ----
Cash flows from operating activities:
   Net earnings                                          $  5,106   $  4,044
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation and amortization                       1,768      2,239
        Provision for doubtful accounts                       992        559
        Equity in net loss of affiliate                       353         --
        Income tax benefit realized on employee
           stock option exercises                             225          7
        Restructuring                                       1,666         --
        Gain on sale of business                             (485)        --
        Change in assets and liabilities:
           Accounts receivable, net                        (5,353)    (3,031)
           Prepaid expenses and other current assets         (248)       (84)
           Other assets                                      (107)       118
           Net assets held for sale                         1,903         --
           Accounts payable and accrued expenses              889        731
           Accrued salaries and wages                         610     (1,753)
           Deferred compensation                              114       (375)
           Income taxes                                     1,468      1,946
                                                          -------    -------
               Net cash provided by operating activities    8,901      4,401
                                                          -------    -------

Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net  (1,211)      (914)
   Purchase of marketable securities                         (937)       (77)
   Proceeds from sale/maturities of marketable securities  10,919        497
   Disposition of business                                 (3,864)        --
   Purchase of businesses                                 (13,293)        --
   Other, net                                                (293)      (249)
                                                          -------    -------
               Net cash used in investing activities       (8,679)      (743)
                                                          -------    -------

Cash flows from financing activities:
   Exercise of stock options                                  395         42
                                                          -------    -------
               Net cash provided by financing activities      395         42
                                                          -------    -------
               Net increase in cash
                  and cash equivalents                        617      3,700
Cash and cash equivalents at beginning of period           28,320      9,580
                                                          -------    -------
Cash and cash equivalents at end of period               $ 28,937   $ 13,280
                                                          =======    =======


     See accompanying notes to condensed consolidated financial statements.

                                    5 of 25

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three Month Periods Ended March 31, 2004 and 2003
                                   (Unaudited)

Note 1. - Basis of Presentation

     The condensed consolidated balance sheets and related condensed consolidated statements of earnings, and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. The Company accounts for its investment in a less than 50% owned affiliate using the equity method. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts have been reclassified to conform to current year presentation.

     The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Reference is made to the Company's audited consolidated financial statements and the related notes as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of the Company's accounting policies.


Note 2. - Critical Accounting Policies and Estimates


     The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2003 Annual Report on Form 10-K, filed on March 12, 2004, in the Critical Accounting Policies and Estimates section of "Item 7. - Managements Discussion and Analysis of Financial Condition and Results of Operations."


                                    6 of 25

REHABCARE GROUP, INC.

              ----------------------------------------------------------------

Note 3. - Stock-Based Compensation
----------------------------------

     The Company accounts for stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 and related interpretations. Accordingly, stock-based employee compensation cost is not reflected in net earnings, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   Three Months Ended
                                                        March 31,
                                                    2004         2003
                                                    ----         ----
                                         (in thousands, except per share data)

      Net earnings, as reported                    $5,106       $4,044
      Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                    836        1,098
                                                   ------       ------

      Pro forma net earnings                       $4,270       $2,946
                                                   ======       ======

      Basic net earnings per share: As reported     $0.32        $0.26
                                                    =====        =====
                                    Pro forma       $0.26        $0.19
                                                    =====        =====

      Diluted net earnings per share:  As reported  $0.31        $0.25
                                                    =====        =====
                                       Pro forma    $0.26        $0.18
                                                    =====        =====

Note 4. - Net earnings per share
--------------------------------

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

                                    7 of 25

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

      The following table sets forth the computation of basic and diluted net earnings per share:

                                                        Three Months Ended
                                                             March 31,
                                                        2004          2003
                                                        ----          ----
                                           (in thousands, except per share data)
      Numerator:
      Numerator for basic/diluted net earnings
         per share - net earnings available
         to common stockholders                       $  5,106       $ 4,044
                                                        ======        ======

      Denominator:

      Denominator for basic net earnings per share -
         weighted-average shares outstanding            16,166        15,851

      Effect of dilutive securities:
          Stock options                                    562           592
                                                        ------        ------

      Denominator for diluted net earnings per share -
         adjusted weighted-average shares               16,728        16,443
                                                        ======        ======

      Basic net earnings per share                    $   0.32       $  0.26
                                                        ======        ======

      Diluted net earnings per share                  $   0.31       $  0.25
                                                        ======        ======

Note 5. - Sale of Business
--------------------------

     On December 30, 2003, the Company announced that it had entered into a Stock Purchase and Sale Agreement with InteliStaf Holdings, Inc. ("InteliStaf") pursuant to which InteliStaf would acquire all of the outstanding common stock of the StarMed staffing division in exchange for approximately 25% of the common stock of InteliStaf on a fully diluted basis. This transaction subsequently closed on February 2, 2004.

     At December 31, 2003, the assets and liabilities of StarMed were reported as assets and liabilities held for sale and were recorded at their estimated fair market value less estimated costs to sell. Upon consummating the sale on February 2, 2004, the Company recorded a gain of $485,000 as a result of adjusting the estimated costs to sell for then current information, recording a liability for the estimated fair market value of the indemnification provided to InteliStaf in accordance with the sale agreement and as a result of changes in the underlying asset and liability balances between December 31, 2003 and February 2, 2004. This gain will be subject to further refinement once the closing balance sheet has been agreed to by the parties and all costs to sell have been finalized. These adjustments are not expected to be material.

     As stated above, as part of the sale agreement, the Company indemnified InteliStaf from certain obligations and liabilities, whether known or unknown, which arose out of the operation of StarMed prior to February 2, 2004. As of March 31, 2004, the Company has accrued approximately $1.1 million for this indemnification.

                                    8 of 25

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

Note 6. - Investment in Unconsolidated Affiliate
------------------------------------------------

     As stated in note 5, the Company sold its StarMed staffing business to InteliStaf on February 2, 2004 in exchange for a 25% interest in InteliStaf on a fully diluted basis. The Company uses the equity method to account for its investment in InteliStaf and recorded its initial investment at its fair value of $40 million, as determined by a third party valuation firm. A summary of the results of operations for the period from February 2, 2004 to March 31, 2004 and financial position as of March 31, 2004 follows (dollars in thousands):

      Net operating revenues                          $ 61,711
      Operating loss                                    (1,588)
      Net loss                                          (1,411)

      Company share of net loss                       $   (353)
                                                      ========

      Current assets                                  $ 71,629
      Noncurrent assets                                100,737
                                                      --------
         Total assets                                 $172,366
                                                      ========

      Current liabilities                             $ 38,851
      Noncurrent liabilities                            45,995
                                                      --------
         Total liabilities                            $ 84,846
                                                      ========

     The value of the Company's investment in InteliStaf at the transaction date exceeded its share of the book value of InteliStaf's stockholders' equity by approximately $17.8 million. This excess has been accounted for as goodwill (although reported as a component of investment in unconsolidated affiliate) and will be reviewed for impairment in accordance with the terms of APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

Note 7. - Restructuring Costs
-----------------------------

     On July 30, 2003, the Company announced a comprehensive multifaceted restructuring program to return the Company to growth and improved profitability. As a result of the restructuring plan, the Company recognized a pre-tax restructuring expense of $1.3 million for severance, outplacement and exit costs.

     As reported in note 5, the Company sold its StarMed staffing division to InteliStaf on February 2, 2004. In connection with this sale, the Company initiated a series of restructuring activities to reduce the cost of corporate overhead that had previously been absorbed by the staffing division. These activities included the elimination of approximately 40 positions, exiting a portion of leased office space at the Company's corporate headquarters and the write-off of certain abandoned leasehold improvements associated with the office space consolidation. In addition, the Company modified the term of the stock options of certain StarMed employees to allow them additional time to exercise vested options after leaving the employment of the Company. This action triggered a new measurement date for the modified options. The corresponding expense has been included in the severance component of the restructuring charge. As a result of these actions, the Company recorded a pre-tax restructuring charge in the first quarter of 2004 of approximately $1.7 million.

                                    9 of 25

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

      The following table summarizes the first quarter 2004 activity with respect to these restructuring activities:

                                            (dollars in thousands)
                                                           Leasehold
                                                          Improvement
                                    Severance  Exit Costs  Write-off  Total

      Balance at December 31, 2003    $ 351        $ 145     $  --   $   496
      Restructuring Charge              787          520       359     1,666
      Cash payments and
         non-cash utilization           629           35       359     1,023
                                      -----        -----     -----   -------
      Balance March 31, 2004          $ 509        $ 630     $  --   $ 1,139
                                      =====        =====     =====   =======

Note 8. - Business Combinations
-------------------------------

     On February 2, 2004, the Company purchased the assets of CPR Therapies, Inc. ("CPR") for cash and notes. CPR, headquartered in Denver, Colorado, is a contract therapy services company for physical rehabilitation services in skilled nursing and assisted living facilities with a significant market presence in Colorado and California. CPR's annual operating revenues are approximately $9 million. The initial purchase price, including direct acquisition costs, of CPR has been allocated as follows (in thousands of dollars):

      Net property and equipment                      $    16
      Identifiable intangibles, principally
         trade name, customer relationships
         and noncompete agreements                      1,660
      Goodwill                                          2,414
                                                      -------
                                                      $ 4,090
                                                      =======

     In accordance with the terms of the purchase agreement, the seller is entitled to additional earn-out consideration up to, but not exceeding, $799,000. The payment of this earn-out is contingent upon the execution of new therapy contracts as defined in the agreement. Any contingent consideration paid as a result of this contract provision will be recorded at the time the contingency is resolved.

     Effective March 1, 2004, the Company purchased from Health Net, Inc. (NYSE:
HNT) all of the outstanding common stock of American VitalCare, Inc. and its sister company, Managed Alternative Care, Inc. (collectively "VitalCare") for cash and notes. VitalCare provides management services to hospital based specialty care units in the state of California generating annual operating revenues of approximately $14 million.

                                    10 of 25

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

      The initial purchase price, including direct acquisition costs, of VitalCare has been allocated as follows (in thousands of dollars):

      Accounts receivable, net of allowance           $ 2,978
      Net property and equipment                           39
      Other long-term assets                               12
      Identifiable intangibles, principally
         trade name, customer relationships,
         contractual customer relationships
         and noncompete agreements                      8,720
      Goodwill                                          7,098
      Net deferred tax liabilities                     (3,072)
      Accounts payable                                   (251)
      Accrued wages and salaries                         (483)
                                                      -------
                                                      $15,041
                                                      =======

     In accordance with the terms of the purchase agreement, the final purchase price is subject to modification. The purchase price may be increased or decreased for the settlement of the final closing balance sheet and for an adjustment, as defined in the agreement, related to the retention and/or termination of customer contracts for a period of time after the purchase date.

     The following pro forma information assumes the acquisitions of CPR and VitalCare occurred at the beginning of each of the three month periods presented. This information is not necessarily indicative either of results of operations that would have occurred had the purchases actually been made at the beginning of the periods presented, or of the future results of the Company.

                                                       Three Months Ended
                                                             March 31,
                                                        2004        2003
                                                        ----        ----
                                           (in thousands, except per share data)

      Operating revenues                              $107,612    $144,562
      Net earnings                                    $  5,155    $  4,482
      Diluted net earnings per share                  $   0.31    $   0.27

                                    11 of 25

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

Note 9. - Goodwill and Other Intangible Assets
----------------------------------------------

      At March 31, 2004 and 2003, the Company had the following goodwill and other intangible asset balances:
                                              (dollars in thousands)
                                     March 31, 2004           March 31, 2003
                                     --------------           --------------
                                 Gross                     Gross
                                Carrying   Accumulated    Carrying   Accumulated
                                 Amount   Amortization     Amount   Amortization
                                 ------   ------------     ------   ------------
Amortized Intangible Assets:
     Noncompete agreements       $  320       $  (40)        $  --      $  --
     Contractual customer
        relationships             8,800         (189)          100        (33)
                                  -----         ----           ---        ---
        Total                    $9,120       $ (229)        $ 100      $ (33)
                                  =====         ====           ===        ===

Unamortized Intangible Assets:
     Trade names                 $1,360
                                  =====

     Amortization expense was $176,000 and $7,000 for the quarters ended March 31, 2004 and 2003, respectively. Estimated annual amortization expense for the next 5 years is: 2004 - $1.5 million; 2005 - $1.7 million; 2006 - $1.7 million; 2007 - $1.0 million and 2008 - $0.8 million.

     The changes in the carrying amount of goodwill for the quarter ended March 31, 2004 are as follows:

                                              (dollars in thousands)
                                       Hospital
                                     Rehabilitation  Contract
                                        Services      Therapy      Total
                                        --------      -------      -----
      Balance at December 31, 2003     $ 35,739      $12,990      $ 48,729
      Goodwill acquired                   7,098        2,414         9,512
                                        -------       ------       -------
      Balance March 31, 2004           $ 42,837      $15,404      $ 58,241
                                        =======       ======       =======

Note 10. - Long-term Debt
-------------------------

     As part of the purchases of CPR and VitalCare, the Company issued long-term subordinated promissory notes to the respective selling parties. In the case of CPR, the Company issued a promissory note with a face value of $1.44 million and a stated interest rate of 8%. Interest is due quarterly, beginning on May 1, 2004, and the principal is due in eight equal quarterly installments starting on May 1, 2004. In the VitalCare acquisition, the Company issued a promissory note with a face value of $3 million and a stated interest rate of 7%. Interest is payable on May 31, 2004, August 31, 2004, November 30, 2004 and August 31, 2005 and the principal is payable in full on August 31, 2005.

Note 11. - Industry Segment Information
---------------------------------------

     Prior to February 2, 2004, when the Company sold its healthcare staffing division, the Company operated in two business segments that were managed separately based on fundamental differences in operations: program management services and healthcare staffing services. Program management includes hospital rehabilitation services (including inpatient acute rehabilitation and skilled nursing units and outpatient therapy programs) and contract therapy programs. All of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months ended March 31, 2004 and 2003 in each industry segment is as follows:

                                    12 of 25

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

                            Operating revenues from
                            Unaffiliated Customers          Operating Earnings
                          ----------------------------   -----------------------
                                  (in thousands)              (in thousands)
                              Three months ended           Three months ended
                                   March 31,                   March 31,
                               2004          2003         2004           2003
                               ----          ----         ----           ----
  Program management:
    Hospital
    rehabilitation
    services                $ 47,087      $ 46,159      $ 8,797       $ 7,074
    Contract therapy          40,754        30,926        2,438         1,739
                            --------      --------      -------       -------
    Program
    management total          87,841        77,085       11,235         8,813
  Healthcare staffing         16,727        62,116          (78)       (1,986)
                            --------      --------      -------       -------
       Total                 104,568       139,201       11,157         6,827
  Less Intercompany
  revenues*                       71           359          N/A           N/A
  Restructuring charge           N/A           N/A       (1,666)           --
                            --------      --------      -------       -------
                            $104,497      $138,842      $ 9,491       $ 6,827
                            ========      ========      =======       =======

*Intercompany revenues represent healthcare staffing sales made to hospital rehabilitation services and contract therapy at market rates.

                               Depreciation and
                                 Amortization             Capital Expenditures
                          ----------------------------   -----------------------
                                (in thousands)               (in thousands)
                              Three months ended           Three months ended
                                   March 31,                   March 31,
                               2004          2003         2004           2003
                               ----          ----         ----           ----
  Program management:
    Hospital
    rehabilitation
    services                $ 1,026       $ 1,467       $  660        $  355
    Contract therapy            742           318          551           276
                            -------       -------       ------        ------
    Program
    management total          1,768         1,785        1,211           631
  Healthcare staffing            --           454           --           283
                            -------       -------       ------        ------
       Total                $ 1,768       $ 2,239       $1,211        $  914
                            =======       =======       ======        ======

                                 Total Assets              Unamortized Goodwill
                          ----------------------------   -----------------------
                                (in thousands)              (in thousands)
                                as of March 31,             as of March 31,
                               2004          2003         2004           2003
                               ----          ----         ----           ----
  Program management:
    Hospital
    rehabilitation
    services                $152,291      $109,546      $42,837       $ 35,739
    Contract therapy          51,308        36,398       15,404         12,990
                            --------      --------      -------       --------
    Program
    management total         203,599       145,944       58,241         48,729
  Healthcare staffing             --        93,044           --         52,956
  Corporate -
   investment in
   unconsolidated
   affiliate                  39,647            --          N/A            N/A
                            --------      --------     --------       --------
       Total                $243,246      $238,988     $ 58,241       $101,685
                            ========      ========     ========       ========

                                    13 of 25

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

Note 12. - Related Party Transactions and Subsequent Event
----------------------------------------------------------

     During the third quarter of 2003, the Board of Directors approved and the Company entered into a contract with a software vendor to develop a new public website for the Company. John H. Short, Interim CEO and a director of our Company, and Theodore M. Wight, a director of our Company, are also directors of the software vendor company. Messrs. Wight and Short and their affiliated entities own 27.3% and 5.5% of the fully diluted capitalization of the software company, respectively. The contract amount was for $320,000 and was later modified for additional costs of $34,500. The work on this project is substantially complete.

     During the first quarter of 2004, the Company entered into an addendum to the aforementioned contract with the same software vendor to identify and document the actual costs and timeline required to complete the Company's employee portal/HR center project. The addendum to the contract was for the amount of $47,000 and the work is anticipated to be completed by the end of the second quarter.

     During 2003, the Company entered into an agreement with Phase 2 Consulting, LLC ("Phase 2"). Per the terms of the agreement, Phase 2 will provide the Company with management, consulting and advisory services, including having John
H. Short, Ph.D., the managing director of Phase 2 and a member of the Company's Board of Directors, serve as Interim President and Chief Executive Officer of the Company. A monthly consulting fee of $55,000 is being paid to Phase 2 during the term of the agreement plus reimbursement of business expenses. In addition, Phase 2 is entitled to an incentive fee capped at $1.3 million payable in cash or shares of the Company's stock based on predetermined performance standards. During the first quarter of 2004, the Company recorded approximately $400,000 of expense under this agreement and made payments to Phase 2 of approximately $253,000.

     During the first quarter of 2004, the Company engaged Phase 2 for a consulting project, separate from the agreement described above, to support the development of the Company's long-term information technology strategy. The cost of this project, which was paid in full during the quarter, was approximately $15,000.

     On May 3, 2004, the Company announced that it had hired Dr. Short as its permanent President and CEO and had purchased Phase 2 for $5 million in cash. As a result, the consulting agreement with Phase 2 was terminated effective April 30, 2004. A final payment will be made to Phase 2 during the second quarter for the April monthly service fees and expenses and for any unpaid incentive.

     In accordance with the terms of the Transition Services Agreement between the Company and InteliStaf, the Company agreed to provide certain accounting and back-office services to InteliStaf until such time as those activities were fully integrated by InteliStaf. These services are being billed at cost. During the period from February 2, 2004, to March 31, 2004, the Company performed services under this agreement with an aggregate cost of approximately $0.7 million.

                                   14 of 25

REHABCARE GROUP, INC.

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the RehabCare's actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include, but are not limited to, the ability of RehabCare to integrate acquisitions and to implement client partnering relationships within the expected timeframes and to achieve the revenue and earnings levels from such acquisitions and relationships at or above the levels projected; the timing and financial effect of the RehabCare's restructuring efforts with respect to the RehabCare's current businesses; changes in and compliance with governmental reimbursement rates and other regulations or policies affecting RehabCare's current businesses; RehabCare's ability to attract new client relationships or to retain and grow existing client relationships through expansion of RehabCare's hospital rehabilitation and contract therapy service offerings and the development of alternative product offerings; the future operating performance of InteliStaf Holdings, Inc., and the rate of return that RehabCare will be able to achieve from its equity interest in InteliStaf; the adequacy and effectiveness of RehabCare's operating and administrative systems; RehabCare's ability and the additional costs of attracting administrative, operational and professional employees; significant increases in health, workers' compensation and professional and general liability costs; litigation risks of RehabCare's past and future business, including RehabCare's ability to predict the ultimate costs and liabilities or the disruption of its operations; competitive and regulatory effects on pricing and margins; and general economic conditions, including efforts by governmental reimbursement programs, insurers, healthcare providers and others to contain healthcare costs.

Results of Operations
---------------------

     Prior to the divestiture of our StarMed Staffing division to InteliStaf Holdings, Inc. on February 2, 2004, we derived our revenue from two business segments: program management services for hospitals and skilled nursing facilities and healthcare staffing services. The program management segment includes hospital rehabilitation services (including inpatient acute rehabilitation, skilled nursing units and outpatient therapy programs) and contract therapy programs. The healthcare staffing segment included both supplemental personnel and traveling personnel who are typically placed based on hourly and 13-week assignments, respectively.

Selected Operating Statistics:

                                                       Three Months Ended
                                                            March 31,
                                                        2004        2003
                                                        ----        ----
Hospital Rehabilitation Services
Operating Revenues (in thousands)
  Inpatient                                           $35,343     $34,137
  Outpatient                                           11,744      12,022
                                                      -------     -------
  Total                                               $47,087     $46,159

Average Number of Programs
  Inpatient                                               130         138
  Outpatient                                               43          50
                                                          ---         ---
  Total                                                   173         188

                                    15 of 25

REHABCARE GROUP, INC.

---------------------------------

                                                        Three Months Ended
                                                             March 31,
                                                        2004         2003
                                                        ----         ----
Contract Therapy
----------------
Operating Revenues (in thousands)                     $40,754       $30,926
Average Number of Locations                               536           431

Healthcare Staffing**
Operating Revenues (in thousands)
  Supplemental                                        $10,231       $35,436
  Travel                                                6,496        26,680
                                                      -------       -------
  Total*                                              $16,727       $62,116

Gross Profit Margin
  Supplemental                                           18.2%        20.3%
  Travel                                                 20.8%        19.8%
  Total                                                  19.2%        20.1%

Weeks Worked
  Supplemental                                          7,472        25,134
  Travel                                                3,296        13,607
                                                       ------        ------
  Total                                                10,768        38,741

Average Number of
  Supplemental branches                                    61            82

* Includes intercompany revenues of $0.1 million and $0.4 million at market rates from the healthcare staffing division to our hospital rehabilitation and contract therapy divisions during the quarters ended March 31, 2004 and 2003, respectively.

** All statistics for healthcare staffing are for the period form January 1, 2004 to February 2, 2004. On February 2, 2004, the healthcare staffing division was sold to InteliStaf Holdings, Inc.


Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003
-------------------------------------------------------------------------------

Operating Revenues

     Operating revenues during the first quarter of 2004 decreased by $34.3 million, or 24.7%, to $104.5 million compared to $138.8 million in the first quarter of 2003. The revenue decline was primarily due to the sale of the healthcare staffing division in February 2004. Revenues for contract therapy and hospital rehabilitation services increased 31.8% and 2.0%, respectively.

     Hospital rehabilitation services revenues, consisting of hospital inpatient and outpatient programs, increased by $0.9 million, or 2.0% from $46.2 million in the first quarter of 2003 to $47.1 million in the first quarter of 2004. Inpatient revenues increased $1.2 million, or 3.5% from $34.1 million in the first quarter of 2003 to $35.3 million in the first quarter of 2004. This increase was primarily the result of a 9.6% increase in revenue per program, partially offset by a 5.6% decline in the average number of programs operated. Growth in revenue per program is the result of same store growth in discharges due to bed expansions in the second half of last year and greater maturity of newer units this year. Outpatient revenues declined $0.3 million or 2.3% year-over-year, reflecting a 13.9% decrease in the average number of programs operated, partially offset by a 13.5% increase in average revenue per outpatient program. Growth in outpatient revenue per location is a result of termination of a number of smaller contracts with limited long-term opportunity, a focus on larger contracts, and growth in existing contracts.

                                    16 of 25

      REHABCARE GROUP, INC.

Three Months Ended March 31, 2004  Compared to Three Months Ended March 31, 2003
--------------------------------------------------------------------------------
(Continued)
-----------

     Contract therapy revenue increased by 31.8% from $30.9 million in the first quarter of 2003 to $40.8 million in the first quarter of 2004. A portion of the revenue increase, $1.6 million, is attributable to the acquisition of CPR Therapies, LLC in February of 2004. This acquisition of 60 facilities helped us enter the Colorado market, and it enhanced our presence in the California and Florida markets. Although the acquisition contributed to the division's growth in the first quarter, the driving factors behind the revenue increase were the continued success of the division's sales efforts, an improved long-term care reimbursement environment and an increase in the average revenue per location. Including the acquisition, the average number of contract therapy locations managed by the division during the quarter increased 24.4% from 431 in the first quarter of 2003 to 536 in the first quarter of 2004. The average revenue per location increased 6.0% year-over-year from approximately $71,700 to approximately $76,000 per location, resulting from same store growth, the continued focus on opening larger locations and the benefits of the division's target market strategy.

Cost and Expenses

     The ratios of operating expenses and selling, general and administrative expenses as a percentage of revenues were significantly affected by the sale of our healthcare staffing division during the first quarter of 2004. Historically, the healthcare staffing division's operating and selling, general and administrative expenses as a percentage of revenues were higher than our other two divisions. As a result, we experienced improvements in these ratios on a year-over-year basis with the ratio of operating expenses to revenues improving from 75.4% in the first quarter of 2003 to 72.8% in the first quarter of 2004 and the ratio of selling, general and administrative expense as a percentage of revenues improving from 18.1% in the first quarter of 2003 to 15.3% in the first quarter of 2004. Depreciation and amortization expense as a percent of operating revenues remained relatively flat at 1.7% and 1.6% during the first quarters of 2004 and 2003, respectively.

     In the hospital rehabilitation services division, direct operating expenses (excluding provision for doubtful accounts) fell by 1.4% in the first quarter of 2004 compared to the first quarter of 2003, or $0.4 million, primarily reflecting a lower number of operating units and lower salary-related expenses in both the inpatient and outpatient divisions. Provision for doubtful accounts as a percentage of operating revenues increased from 0.20% in the first quarter of 2003 to 0.63% for the first quarter of 2004, primarily as a result of the normal evaluation of the creditworthiness of our clients. Divisional selling, general and administrative expenses decreased from 9.1% of revenues in the first quarter of 2003 to 7.8% in the first quarter of 2004 principally as a result of the benefits of the restructuring actions taken in 2003. Total selling, general, and administrative expense, as a percent of revenue, decreased from 13.5% in the first quarter of 2003 to 13.0% in the first quarter of 2004 despite the fact that the division absorbed an additional amount of allocated corporate general and administrative expenses following the sale of the staffing division and absorbed the selling, general, and administrative expenses of VitalCare. Previous reductions resulting from our 2003 restructuring activities were partially offset by these increases. Corporate general and administrative expenses allocated to the division increased $0.4 million, or 19.9%, to $2.5 million in the first quarter of 2004. The net effect of the revenue growth and overall cost control improvements from the first quarter of 2003 to the first quarter of 2004 was a $1.7 million or 24.4% increase in the hospital rehabilitation division's operating earnings from $7.1 million to $8.8 million.

                                    17 of 25

REHABCARE GROUP, INC.

Three Months Ended March 31, 2004  Compared to Three Months Ended March 31, 2003
--------------------------------------------------------------------------------
(Continued)
-----------

     Contract therapy operating expenses, including selling, general and administrative expenses, increased 31.3% from $29.2 million in the first quarter of 2003 to $38.3 million in the first quarter of 2004, due primarily to the rise in direct operating expenses resulting from the increased number of contract therapy locations being managed by the division. As a percentage of net revenues, the division's direct operating expenses decreased from 76.2% to 75.6% year-over-year as a result of incremental productivity improvements and reduced utilization of higher cost contract labor. The provision for doubtful accounts was 1.5% of operating revenues for both the first quarter of 2004 and the first quarter of 2003. Contract therapy continued to improve the management of its division selling, general and administrative expenses, which decreased as a percentage of revenues from 9.2% in the first quarter of 2003 to 8.0% in the first quarter of 2004, as the division was able to continue increasing revenues at a rate faster than the rate of increase of its selling, general and administrative expenses. The division's corporate general and administrative expenses as a percentage of operating revenues increased from 6.4% in the first quarter of 2003 to 7.1% in the first quarter of 2004 due to the fact that the division absorbed an additional amount of allocated expenses following the sale of the staffing division. Depreciation and amortization expense as a percentage of operating revenues increased year-over-year from 1.0% of operating revenues to 1.8%. The increased expense is due to the amortization of the division's proprietary information system implemented in the third quarter of 2003, and the amortization of certain intangible assets associated with the acquisition of CPR Therapies, LLC. The net effect of the revenue growth and overall cost control improvements from the first quarter of 2003 to the first quarter of 2004 was a $0.7 million increase in contract therapy's operating earnings from $1.7 million to $2.4 million.

     During the first quarter of 2004, in connection with the sale of the staffing division, we initiated a series of restructuring activities to reduce the cost of corporate overhead that had previously been absorbed by the staffing division. These activities included the elimination of approximately 40 positions, the exiting a portion of leased office space at our corporate headquarters and the write-off of certain leasehold improvements associated with the office space consolidation. As a result of these actions, we recorded a pre-tax restructuring charge in the first quarter of 2004 in the amount of approximately $1.7 million. This charge has been recorded as a separate component of operating expenses.

Non-operating Items

     Interest income increased marginally in the first quarter of 2004 compared to the first quarter of 2003. The impact of higher average cash and investment balances was partially offset by the effect of lower interest rates.

     Interest expense primarily represents commitment fees paid on the unused portion of our line of credit and was comparable for the periods reported. We had no outstanding balance on the line of credit as of March 31, 2004 or March 31, 2003. During the first quarter of 2004, we issued subordinated promissory notes with an aggregate face value of $4,440,000 at interest rates ranging from 7%-8% as partial consideration for the purchases of CPR Therapies, LLC and American VitalCare, Inc. Interest expense on these notes was approximately $40,000 for the quarter.

                                    18 of 25

REHABCARE GROUP, INC.

Three Months Ended March 31, 2004  Compared to Three Months Ended March 31, 2003
--------------------------------------------------------------------------------
(Continued)
-----------

     At December 31, 2003, the assets and liabilities of our healthcare staffing division were reported as assets and liabilities held for sale and were reported at their estimated fair market value less estimated costs to sell. Upon consummating the sale of this business to InteliStaf on February 2, 2004, we recorded a gain of $485,000 as a result of adjusting the estimated costs to sell for then current information, recording a liability for the estimated fair market value of the indemnification provided to InteliStaf in accordance with the sale agreement and as a result of changes in the underlying asset and liability balances between December 31, 2003 and February 2, 2004. In connection with this transaction, we received in return a 25% equity interest in InteliStaf. We account for this investment using the equity method. For the period from February 2, 2004 to March 31, 2004, our share of InteliStaf's after tax net loss was $353,000. The operating results of InteliStaf were adversely impacted by costs incurred to integrate StarMed.

     Earnings before income taxes increased by 40.1% to $9.3 million in the first quarter of 2004 from $6.7 million in the first quarter of 2003. The provision for income taxes was $3.9 million in the first quarter of 2004 compared to $2.6 million in the first quarter of 2003, reflecting effective income tax rates of 41.5% and 39.2%, respectively. The effective tax rate increase is primarily the result of the impact of non-deductible goodwill associated with the sale of the staffing division during the first quarter of 2004.

     Net earnings in the first quarter of 2004 increased 26.3% as compared to the first quarter of 2003. Diluted net earnings per share increased by 24.1% from $0.25 in the first quarter of 2003 to $0.31 in the first quarter of 2004.

Regulatory Update

     On April 30, 2004, the Centers for Medicare and Medicaid Services announced a final rule revising criteria for classifying hospitals as inpatient rehabilitation facilities. We know this rule as the "modified 75% Rule." This final rule, which is not a significant departure from the proposed rule issued in September 2003, will be effective for cost reporting periods beginning on or after July 1, 2004. The rule provides for a three-year transition period with increasing percentages of the total patient population that will be required to have one of the qualifying medical conditions. Commencing on July 1, 2004, the annual percentage phase-in will be 50%, 60%, 65% and finally 75% after July 1, 2007, assuming no further regulatory action is taken. We are in the process of analyzing the provisions of this new rule and the impact it will have on our long-term financial results. For 2004, we expect the rule will have a minimal impact on our financial results.

Liquidity and Capital Resources

     As of March 31, 2004, we had $28.9 million in cash and cash equivalents and a current ratio, the amount of current assets divided by current liabilities, of
2.5 to 1. Working capital decreased by $8.9 million to $68.1 million as of March 31, 2004 as compared to $77.0 million as of December 31, 2003 due to a decrease in current assets of $3.4 million combined with an increase in current liabilities of $5.5 million. The decrease in current assets was primarily due to a decrease in cash and marketable securities balances as a result of cash paid to purchase CPR Therapies and American VitalCare. The increase in current liabilities was primarily attributable to accrued indemnification expenses for the sale of the staffing division, accrued acquisition costs for CPR and VitalCare, costs accrued for restructuring and increases in accrued insurance reserves. Net accounts receivable were $70.1 million at March 31, 2004, compared to $62.7 million at December 31, 2003. The number of days' average net revenue in net receivables was 69.0 and 72.0 (adjusted to exclude receivables related to the staffing division) at March 31, 2004 and December 31, 2003, respectively. Deferred tax assets decreased approximately $6.2 million primarily due to the sale of the staffing division, which created a significant current income tax benefit for the tax loss on the sale.

     Operating cash flows constitute our primary source of liquidity and historically have been sufficient to fund working capital, capital expenditures, internal business expansion and debt service requirements. We expect to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. We have a $125.0 million revolving line of credit with no balance outstanding as of March 31, 2004. We have approximately $10.0 million in

                                    19 of 25

REHABCARE GROUP, INC.

Three Months Ended March 31, 2004  Compared to Three Months Ended March 31, 2003
--------------------------------------------------------------------------------
(Continued)
-----------

letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount we may borrow under the line of credit. We also have a $4.2 million promissory note issued to our workers compensation carrier as additional collateral. The promissory note is not recorded as a liability on the balance sheet as it only becomes payable upon an event of default as defined in the security agreement with the workers compensation carrier. Finally, as additional collateral, we have a trust agreement with our professional and general liability insurance carrier under which we are in the process of depositing $3.1 million for their benefit in an escrow account. Our access to this cash will be restricted and the insurance carrier may only draw on these funds in the event of a default as defined in the trust agreement.

     As part of the purchases of CPR Therapies and American VitalCare, we issued long-term subordinated promissory notes to the respective selling parties. These notes have an aggregate face value of $4.44 million and bear interest at rates ranging from 7%-8%. In addition, as part of our arrangement with Signature Healthcare Foundation, we extended a $2.0 million line of credit to Signature. At March 31, 2004, Signature had drawn approximately $0.4 million against this line of credit.

Critical Accounting Policies and Estimates

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies, including the use of estimates, were presented in the notes to consolidated financial statements included in our 2003 Annual Report on Form 10-K, filed on March 12, 2004.

     Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management's most difficult, subjective and complex judgments, and involve uncertainties. Our most critical accounting policies pertain to allowance for doubtful accounts, goodwill and other intangible assets and health, workers compensation and professional liability insurance accruals. Each of these critical accounting policies was discussed in our 2003 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of "Item 7.
- Management's Discussion and Analysis of Financial Condition and Results of Operations." There were no significant changes in the application of critical accounting policies during the first quarter of 2004.


Item 3. - Quantitative and Qualitative Disclosures About Market Risks
---------------------------------------------------------------------

     There have been no material changes in the reported market risks since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


Item 4. - Controls and Procedures
---------------------------------

     As of March 31, 2004, the Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    20 of 25

REHABCARE GROUP, INC.

Part II. - Other Information
----------------------------
Item 1 - Legal Proceedings
--------------------------

     In May 2002, a lawsuit was filed in the United States District Court for the Eastern District of Missouri against us and certain of our former and current directors and officers. The plaintiffs allege violations of the federal securities laws and are seeking to certify the suit as a class action. The proposed class consists of persons that purchased shares of our common stock between August 10, 2000 and January 21, 2002. The case alleges weaknesses in the software systems selected by our recently sold StarMed Staffing Group, and the purported negative effects of such systems on our business operations. The Plaintiff filed a second amended complaint in November 2003, pursuant to the District Court Judge's ruling that the Plaintiff must present its claims with more focus and "sufficient particularity" before he could entertain a motion to dismiss. On February 17, 2004, we filed a second motion to dismiss, which is pending.

     In August 2002, a derivative lawsuit was filed in the Circuit Court of St. Louis County, Missouri against us and certain of our former and current directors. The complaint, which is based upon substantially the same facts as are alleged in the federal securities class action, was filed on behalf of the derivative plaintiff by a law firm that had earlier filed suit in the federal case. We filed a motion to dismiss based primarily on the derivative plaintiff's failure to make a pre-suit demand, which is pending. The federal court hearing the securities law class action has stayed discovery in the derivative proceeding until discovery commences in the federal case.

     In July 2003, a civil action was filed under the qui tam provisions of the False Claims Act in the United States District Court for the Eastern District of Arkansas, seeking treble damages, civil penalties, back pay, and special damages. The allegations contained in the suit, brought by a former independent contractor of ours and a former Baxter physical therapist, relate to the proper clinical diagnoses of patients treated at the hospital's acute rehabilitation unit for Medicare reimbursement purposes, in which Baxter received such reimbursement in excess of $5,000,000. The original action was filed on August 21, 2000, under seal, and an investigation by the United States Department of Justice resulted in a Department determination not to intervene. We and Baxter also initiated an internal and external audit that concluded the allegations were unfounded and that we and Baxter were in compliance with Medicare regulations. We have agreed to indemnify Baxter for all fees and expenses on all counts except one, arising out of the action. The court recently denied both parties motions to dismiss and we expect discovery to commence shortly.

     The Wage and Hour Division of the United States Department of Labor is currently investigating whether persons employed as on-call coordinators at certain staffing branch locations were properly compensated for all hours worked, and whether the entire time they were on-call should be counted as hours worked. We have advised the Wage and Hour Division that we believe on-call coordinators paid a flat fee per shift were properly compensated in accordance with applicable federal law. The inquiry is limited to a period from January 1, 2000 to the present. No final determination or position has been taken by the Wage and Hour Division to date with respect to these matters.

                                    21 of 25

REHABCARE GROUP, INC.

--------------------------------------

     A number of suits have been filed by certain on-call coordinators based upon facts similar to those being investigated by the Wage and Hour Division. We have filed and argued a motion with the Judicial Panel on MultiDistrict Litigation to consolidate these cases based upon similar or common claims and issues and to transfer these cases to a single district court for resolution. Presently the judges in the two main cases have issued stays on the proceedings pending the decision from the Panel. Although our recently sold StarMed subsidiary is the named defendant in these cases, we will be responsible for any liability, including attorney's fees and expenses incurred in connection with these actions.

     On February 9, 2004, Bond International Software Group, Inc. filed suit against our former StarMed subsidiary in United States District Court for the Eastern District of Virginia alleging breach of contract for licensed software and related development, configuration, support and maintenance services. We expect to file a counter claim asserting our right to a refund under the termination and refund provisions of the contract. The parties are discussing mediation as a means of resolving all disputes in this case.

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

Item 4. - Submission of Matters to Security Holders
---------------------------------------------------

     At our Annual Meeting of Stockholders held on Tuesday, May 4, 2004, the following matters were voted upon:

1.    Election of William G. Anderson, Colleen Conway-Welch, C. Ray Holman, John
      H. Short, H. Edwin Trusheim and Theodore M. Wight to serve as Directors of the Company for terms expiring in 2005:

Name                                For             Withheld Authority
----                                ---             ------------------
William G. Anderson             13,484,630                875,491
Colleen Conway-Welch            14,204,271                155,850
C. Ray Holman                   14,259,835                100,286
John H. Short                   12,496,015              1,864,106
H. Edwin Trusheim               13,492,915                867,206
Theodore M. Wight               12,414,353              1,945,768

                                    22 of 25

REHABCARE GROUP, INC.

---------------------------------------------------------------

2. Approval of the Second Amended and Restated 1996 Long-Term Performance Plan:
      For                  8,783,539
      Against              2,951,267
      Abstain                 43,200
      Non-Votes            2,582,115

3. Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2004:

      For                 14,053,229
      Against                295,970
      Abstain                 10,922

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)  Exhibits

             See exhibit index

    (b) Reports on Form 8-K

             The Company has filed or provided to the Securities and Exchange Commission the following Current Reports on Form 8-K during the period ended March 31, 2004:

            Filing Date       Description of Event
            -----------       --------------------
      January 9, 2004         Item 9 Regulation FD Disclosure -
                              Providing a press release dated January 9, 2004
                              announcing an agreement with Signature Healthcare
                              Foundation to provide staffing and other services
                              to the Foundation's rehabilitation program.

      January 13, 2004        Item 9 Regulation FD Disclosure -
                              Providing slides to be used by RehabCare in
                              investor relations presentations.

      February 3, 2004        Item 5 Other Events - Filing a press
                              release dated February 3, 2004 announcing the
                              completion of the sale of its StarMed Staffing
                              division to InteliStaf Holdings, Inc.

      February 3, 2004        Item 9 Regulation FD Disclosure -
                              Providing a press release dated February 3, 2004
                              announcing the purchase of substantially all of
                              the assets of CPR Therapies, Inc.

      February 5, 2004        Item 9 Regulation FD Disclosure -
                              Providing a press release dated February 4, 2004
                              announcing that RehabCare had signed an agreement
                              to acquire substantially all of the assets of the
                              Neurological Rehabilitation Research Unit of the
                              University of California and Los Angeles Medical
                              Center.

                                    23 of 25

REHABCARE GROUP, INC.

-----------------------------------------------------

  February 5, 2004        Item 9 Regulation  FD  Disclosure  and Item 12 Results
                          of Operations  and  Financial  Condition - Providing a
                          press  release  dated  February  5,  2004   announcing
                          fourth   quarter  and  year  end  2003   revenues  and
                          earnings  per  share  and  guidance  for  2004  and  a
                          script for a  conference  call with  analysts  held on
                          February 5, 2004.

  February 17, 2004       Item 2  Acquisitions  or  Dispositions  of Assets  and
                          Item  7  Financial  Statements,  Pro  Forma  Financial
                          Information  and  Exhibits  -  Disclosing  information
                          regarding  RehabCare's   disposition  of  its  StarMed
                          Staffing  division to  InteliStaf  Holdings,  Inc. and
                          filing of unaudited pro forma  condensed  consolidated
                          balance  sheet as of September  30, 2003 and unaudited
                          condensed  consolidated  statements  of  earnings  for
                          the  nine  months  ended  September  30,  2003 and the
                          year ended December 31, 2002.

  February                17, 2004 Item 9 Regulation FD Disclosure -
                          Providing slides to be used by RehabCare in investor relations presentations.

  March 3, 2004           Item 9  Regulation  FD  Disclosure - Providing a press
                          release   dated   March  2,   2004   announcing   that
                          RehabCare  had  completed  the  purchase  of  stock of
                          American  VitalCare,   Inc.  and  Managed  Alternative
                          Care, Inc.

  March 9, 2004           Item 9 Regulation  FD  Disclosure  - Providing  slides
                          to  be  used  by  RehabCare   in  investor   relations
                          presentations.


                                    24 of 25

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   REHABCARE GROUP, INC.

May 10, 2004



                                      By: /s/               Vincent L. Germanese
                                          --------------------------------------
                                                            Vincent L. Germanese
                                                          Senior Vice President,
                                                         Chief Financial Officer
                                                                   and Secretary

                                    25 of 25

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

3.3 Amended and Restated Bylaws (filed as Exhibit 3.3 to the Registrant; Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

4.1 Rights Agreement, dated August 28, 2002, by and between the Registrant and Computershare Trust Company, Inc. (filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed September 5, 2002 and incorporated herein by reference)

10.1 Asset Purchase Agreement dated May 3, 2004 by and among the Registrant, Phase 2 Consulting, Inc., a Delaware corporation and a wholly owned subsidiary of the Registrant, Phase 2 Consulting, Inc. a Utah corporation and John H. Short, Peter F. Singer and Howard W. Salmon

10.2 Termination Compensation Agreement dated May 3, 2004 by and between the Registrant and John H. Short

10.3 Second Amended and Restated 1996 Long-Term Performance Plan (filed as Appendix B to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 4, 2004 and incorporated herein by reference)

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.2 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350


-------------------------

                                                                    Exhibit 10.1

                            ASSET PURCHASE AGREEMENT
                            ------------------------

     THIS ASSET PURCHASE AGREEMENT (this "Agreement") is entered into as of this 3rd day of May, 2004, by and among REHABCARE GROUP, INC., a Delaware corporation ("Parent"), PHASE 2 CONSULTING, INC., a Delaware corporation and wholly-owned subsidiary of Parent ("Buyer"), PHASE 2 CONSULTING, INC., a Utah corporation ("Seller") and each of JOHN H. SHORT, PETER F. SINGER and HOWARD W. SALMON ("Shareholders").

                                    RECITALS
                                    --------

     WHEREAS, Shareholders own 100% of the issued and outstanding capital stock of Seller; and

     WHEREAS, Seller is in the business of providing healthcare management and economic consulting to healthcare organizations, physician practices and long term care and behavioral health providers and specializes in strategic planning, clinical operations and productivity improvement, business planning, market and financial feasibility studies and market research and analysis (the "Business"); and

     WHEREAS, Seller and Shareholders desire to sell, assign, convey and transfer to Buyer, and Buyer desires to acquire from Seller and Shareholders, certain of Seller's assets associated with the Business pursuant to the terms and conditions of this Agreement; and

     WHEREAS,   each  of  the  parties  hereto  desires  to  set  forth  certain representations, warranties, covenants and indemnity obligations, and to establish certain closing conditions, made to induce the other to execute and deliver this Agreement and to consummate the transactions contemplated hereby.

     NOW, THEREFORE, in consideration of the premises, the covenants and agreements herein contained, and other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the parties hereto agree as follows:

                                   ARTICLE 1
                                   ---------
                           SALE AND PURCHASE OF ASSETS
                           ---------------------------

1.1   Description of Purchased Assets; Closing.
      ----------------------------------------

     (a)  At the  Closing on the  Closing  Date (each term as defined in Section
          3.1 hereof), subject to the terms and conditions set forth in this Agreement, Seller shall sell to Buyer, and Buyer shall purchase from Seller, only those assets of Seller, tangible or intangible, wherever located, used in the conduct of the Business, which are set forth in this Section 1.1(a), free and clear of all liens, mortgages, security interests and encumbrances (collectively, the "Purchased Assets"):

          (i) All right, title and interest of Seller in and to all client accounts and client contracts existing in connection with the Business which are set forth on Schedule 1.1(a)(i), including, but not limited to, all claims and rights under such client contracts, written and oral, all claims and rights relating to such clients served by Seller in the Business but not under written contracts, all client lists, records, computer records and other similar data relating to such client accounts (collectively the "Client Contracts" and the Business clients the "Client Accounts");

          (ii) Subject to any required consents, all right, title and interest in and to all Leases (as defined in Section 4.4(b)) of real and personal property set forth on Schedule 1.1(a)(ii) attached hereto, together with all deposits relating thereto;

          (iii)All property and equipment and other tangible personal property used or usable by Seller in the Business which are set forth on
               Schedule 1.1(a)(iii), including, without limitation, leasehold improvements, furniture, furnishings, machinery, equipment, vehicles, office supplies, together with all manuals, records, written warranties, licenses and similar documents and rights relating thereto;

          (iv) All right, title and interest in and to all written bids, sales orders, purchase orders, sales contracts, supply contracts and other contract rights, oral or written, of Seller related to the Business which are set forth on Schedule 1.1(a)(iv) attached hereto (collectively, the "Assumed Contracts");

          (v) All accounts receivable, net of reserves for bad debt, with current active clients arising from transactions of Seller in the Business outstanding as of the Closing Date and those billed after the Closing Date for services rendered by Seller prior to the Closing Date whether such accounts receivable have been fully reserved for as uncollected accounts receivable or written off as uncollectible accounts (the "Accounts Receivable");

          (vi) All right, title and interest of Seller in and to the following intellectual property used in the Business: (i) all patents, trademarks, service marks, artwork designs, trade dress, logos, trade names, including the trade name "Phase 2 Consulting," and corporate names, together with all translations, adaptations, derivations and combinations thereof and including all goodwill associated therewith and all applications, registrations and renewals in connection therewith, (ii) all copyrightable works, all copyrights and all applications, registrations and renewals in connection therewith, and (iii) all trade secrets and confidential business information (including technical data, know-how, mailing lists, customer files and account histories, customer and supply lists, pricing and cost information and business and marketing plans and proposals) which are set forth on Schedule 1.1(a)(vi) attached hereto (collectively, the "Intellectual Property");

          (vii)All files, books and records (including computer records) of Seller relating to the foregoing items; and

          (viii) The Business as a going concern, including all goodwill thereof.

     (b)  Excluded  Assets.
          -----------------
          Notwithstanding the provisions of Section 1.1(a), Buyer shall not be entitled to purchase, nor shall Seller be required to sell, whether or not relating to the Business, any other asset of Seller, including without limitation, the following assets (collectively, the "Excluded Assets"):

          (i) Income and franchise tax returns, information returns, reports, elections and work papers of Seller (it being understood that upon request, Buyer shall have reasonable access to copies of any such documents relating to the Business subject to any applicable confidentiality obligations of Seller with respect to such documents imposed by applicable law), and any rights to income tax refunds and prepaid income taxes;

          (ii) Any right and interest of Seller in this Agreement and any other agreements and instruments to be executed by Seller in connection with the sale of the Purchased Assets and other transactions contemplated by this Agreement;

          (iii)Except as  otherwise  provided  herein,  any and all of  Seller's
               insurance  policies,   including  all  rights  to  coverage,  all
               proceeds and all prepaid insurance under such policies;

          (iv) The cash, cash equivalents, investments and securities of Seller and accounts receivables of Seller not related to the Business (it being understood that Buyer is purchasing the Accounts Receivable as set forth in Section 1.1(a)(v));

          (v) All real property owned or leased by Seller and whether or not relating to the Business, except as specifically set forth in
               Section 1.1(a);

          (vi) All of Seller's rights and liabilities under the Verus stock purchase agreement, which shall include any subsequent investment in Verus by Seller;

          (vii)All contracts and agreements of Seller, whether or not relating to the Business, other than the Client Contracts and the Assumed Contracts set forth in Section 1.1(a);

          (viii) Seller's corporate seal, charter and minutes and stock record books;

          (ix) All motor vehicles owned or leased by Seller whether or not relating to the Business; and

          (x) All assets and rights of Seller, whether used in the Business or not, not set forth in Section 1.1(a).

1.2  Purchase Price.
     ---------------

     The aggregate consideration to be paid by Buyer to Seller for the Purchased Assets shall be cash in the aggregate amount of Five Million and 00/100 Dollars ($5,000,000.00) (the "Purchase Price"), subject to adjustment as set forth in Section 1.3, payable as follows:

     (a) by delivery to Seller on the Closing Date the amount of $4,709,277.33 by wire transfer of immediately available funds pursuant to written wire transfer instructions provided to Buyer by Seller at least two
          (2) business days prior to the Closing Date; and

     (b) by delivery to U.S Bank on the Closing Date the amount of $290,722.67 by wire transfer of immediately available funds pursuant to written wire transfer instructions provided to Buyer by U.S. Bank.

1.3  Purchase Price Adjustment for Closing Working Capital.
     ------------------------------------------------------

     (a) Subject to the adjustments set forth below in this Section 1.3(a), Seller shall use its reasonable best efforts to have on the Closing Date, Working Capital (as defined in this Section 1.3(a)) in an amount equal to Eight Hundred Seventy-Four Thousand Dollars ($874,000.00) (the "Agreed Working Capital"). For purposes of this Section 1.3(a), the term Working Capital shall mean the amount by which the aggregate book value of Seller's current assets exceeds the aggregate book value of Seller's current liabilities, all as determined in accordance with United States generally accepted accounting principles as in effect on the date of this Agreement ("GAAP") applied on a consistent basis throughout the periods covered by such statements, except for the exclusion of deferred bonus and deferred partnership distribution liabilities, and consistent with the presentation in the balance sheet as of March 31, 2004 as attached hereto on Schedule 1.3(a) (the "Reference Balance Sheet"), but notwithstanding any provision of GAAP to the contrary, specifically including in Seller's current assets all work-in-process as of the Closing Date and specifically including in Seller's current liabilities the aggregate amount of all obligations of Seller under any long-term capital leases and specifically including in Seller's current assets any deposits associated with the management retreat. For purposes of determining Seller's current liabilities, in the event that the Closing shall occur on a date not the end of the month the amount of each expense historically accrued by Seller on a monthly or other non-daily basis, including any expense for Taxes, shall, notwithstanding any provision of GAAP to the contrary, be calculated by (i) dividing the aggregate amount of such historical monthly accrual by 30, and (ii) multiplying such per diem amount by the number of days expired in the month up to and including the Closing Date. To the extent, if any, that the Actual Working Capital (as defined in Section 1.3(b) below) is less than the Agreed Working Capital, Seller and/or Shareholders shall, within the earlier to occur of ninety (90) calendar days after the Closing or the final determination (as set forth in Section 1.3(c) below) of the Actual Working Capital, deliver to Buyer a check in the amount required to bring the Actual Working Capital up to the Agreed Working Capital level. In the event the Actual Working Capital exceeds the Agreed Working Capital, Buyer shall deliver a check to Seller in an amount equal to the Actual Working Capital in excess of the Agreed Working Capital within the same timeframe.

     (b) Not more than 60 days after the Closing Date, Buyer shall prepare and deliver to Shareholders a balance sheet of Seller as of the Closing Date (the "Closing Balance Sheet") indicating, among other things, the Working Capital of Seller as of the Closing Date (the "Actual Working Capital"). Such Closing Balance Sheet shall be prepared consistent with the presentation in the Reference Balance Sheet and in accordance with GAAP, applied on a consistent basis throughout the periods covered by such statement, subject to the exceptions specifically set forth in Section 1.3(a). Seller and/or Shareholders shall have thirty
          (30) days after receipt of the Closing Balance Sheet to independently verify that the information contained thereon is both accurate and complete and to give written notice to Buyer of any discrepancies. Buyer shall cooperate with Seller and Shareholders during the verification period by providing documentation and other information which Seller or Shareholders may reasonably request to assist in verifying the information contained on the Closing Balance Sheet. The costs and expenses related to the preparation and verification of the Closing Balance Sheet as contemplated in this Section 1.3(b) shall be borne by the party incurring such costs or expenses.

     (c) The parties shall in good faith attempt to resolve the discrepancies, if any, in the Closing Balance Sheet. Should the parties be unable to agree within five (5) days after the end of the verification period, then such dispute shall be submitted for resolution to the St. Louis office of a nationally recognized public accounting firm acceptable to the parties and the determination of such firm shall be binding upon the parties. Buyer and Shareholders shall direct such firm to render a determination on any submitted dispute within thirty (30) days after its retention. Buyer, on the one hand, and Shareholders, on the other, shall each pay one-half of such firm's fees and expenses in connection with such services.

1.4  Purchase Price Allocation.
     --------------------------
     Following the Closing, Buyer and Seller agree to use their best efforts to allocate the Purchase Price between and among the Purchased Assets. Neither Buyer nor Seller shall take a position in any Return (as defined in Section 4.3), examination or other administrative or judicial proceeding relating to any Return, that is inconsistent with such allocation.

1.5  Further Assurances.
     -------------------

     At any time and from time to time before and after the Closing, at the request of any party and without further consideration, each party promptly shall execute and deliver such instruments of sale, transfer, conveyance, assignment assumption and confirmation, and take such other action, as may be reasonably requested to more effectively carry out the intent of this Agreement.


                                   ARTICLE 2
                                   ---------
                        ASSUMPTION OF CERTAIN LIABILITIES
                        ---------------------------------

2.1  Assumed Liabilities.
     --------------------
     At the Closing, Seller shall assign, and Buyer shall assume and agree to pay, discharge or perform, as applicable, pre-closing liabilities to the extent that such liabilities are included in the Closing Balance Sheet as current liabilities, and those obligations and liabilities accruing after the Closing Date under the Client Contracts and Assumed Contracts transferred and validly assigned to Buyer in accordance with Section 1.1(a) hereof (collectively, the "Assumed Liabilities").

2.2  Excluded Liabilities.
     ---------------------
     Notwithstanding the provisions of Section 2.1, Buyer shall not assume, and Seller shall remain liable for, any and all liabilities, obligations, claims and commitments of or against Seller which are not specifically set forth herein as being expressly assumed by Buyer (and regardless of whether set forth on any Schedule hereto), whether the same are known or unknown, existing, contingent upon future events or circumstances, accrued, funded, unfunded or otherwise (the "Excluded Liabilities"), including, without limitation:

     (a) any Taxes (as defined in Section 4.3) imposed on Seller (including with respect to the Excluded Assets at any time) or relating to the Business (including the Purchased Assets) for any period (or portion thereof) ending on or prior to the Closing Date;

     (b) any liability or obligation resulting from any formal or informal, written or unwritten, agreement with respect to employee compensation, severance pay, bonus, partner distributions, pension, retirement, profit sharing, health or medical benefit, welfare plan, or any other employee benefit or fringe benefit plan and any stock option arrangements, warrants or employment agreements for services for periods on or prior to the Closing Date;

     (c) any liability or obligation relating to the Business or Purchased Assets arising out of any event or occurrence or a claim arising prior to the Closing Date;

     (d)  any  liabilities  or  obligations  of Seller  relating to the Excluded
          Assets;

     (e) any liability or obligation of Seller arising or incurred in connection with the negotiation, preparation and execution of this Agreement and the consummation of the transactions contemplated hereby, including without limitation, fees and expenses of its counsel, accountants and other advisors;

     (f) any liabilities of Seller for commissions or fees owed to any finder or broker retained by Seller or Shareholders in connection with the transactions contemplated hereby;

     (g) any obligation, liability, injury or damage arising, accruing or existing prior to the Closing Date with respect to Seller's employees, including without limitation any matters arising under laws governing wages and hours, employment discrimination, sexual harassment, occupational safety and health, workers' compensation, the payment and withholding of employment taxes and any alleged violations of law;

     (h) any liability of Seller or with respect to the Business for any violations of any law, regulation or rule to the extent arising from acts or omissions prior to the Closing Date, including, without limitation, applicable health care laws, rules and regulations, including those relating to the payment or receipt of illegal remuneration, including 42 U.S.C. ss.1395nn (the Stark Statute), 42 U.S.C. ss.1320a-7a, 42 U.S.C. ss.1320a-7b(a), 42 U.S.C. ss.1320a-7b(c)
          and any applicable state laws governing kickbacks and matters similar to such federal statutes (collectively, the "Fraud and Abuse Laws"); and

     (i) any liability that represents amounts owed by Seller that are past due or contractually due on or prior to the Closing Date, including any amounts owing by Seller under any of the Client Contracts on or prior to Closing.


                                   ARTICLE 3
                                   ---------
                            CLOSING AND CLOSING DATE
                            ------------------------
3.1  Closing.
     --------

     The closing ("Closing") of the sale of the Purchased Assets and other transactions contemplated by this Agreement shall take place at the offices of Thompson Coburn LLP, One US Bank Plaza, St. Louis, Missouri 63101 commencing at 9:00 a.m., local time, on May 3, 2004 or on such other date ("Closing Date"), not later than June 30, 2004, or at such other place as Buyer and Seller mutually shall agree.

3.2  Simultaneous Closing.
     ---------------------
     All actions taken at the Closing shall be deemed to be performed simultaneously and the Closing shall not be deemed to have occurred until all required actions of the parties pursuant to this Agreement have been performed. The parties shall deliver such additional documents and take such additional actions as may reasonably be deemed necessary to complete the transactions contemplated by this Agreement.


                                   ARTICLE 4
                                   ---------
            REPRESENTATIONS AND WARRANTIES OF SELLER AND SHAREHOLDERS
            ---------------------------------------------------------

     Seller and Shareholders hereby jointly and severally represent and warrant to Buyer on the date of this Agreement, and again on and as of the Closing Date, as follows:

4.1  Status of Seller.
     -----------------

     (a)  Existence and Status.
          ---------------------

          Seller is a corporation duly organized, entitled to conduct business and validly existing in good standing under the laws of the State of Utah.

     (b)  Articles of Incorporation and Bylaws of Seller.
          -----------------------------------------------

          Attached to this Agreement as Exhibit A and Exhibit B, respectively, are copies of: (i) the original Articles of Incorporation of Seller and all amendments, restatements, articles of merger, or other filings with respect thereto, and (ii) the currently effective Bylaws of Seller. All amendments to, and articles of merger and other filings with respect to, the Articles of Incorporation of Seller were made in accordance with the Articles of Incorporation (as in effect before the amendment of the articles or filings with respect thereto), and the
          Bylaws and applicable law of Seller without violation of any preemptive rights, and Seller has otherwise complied with its Articles of Incorporation and Bylaws as in effect at the applicable time.

     (c)  Corporate Power of Seller.
          --------------------------
          Seller has the power to own and lease the Purchased Assets and otherwise to conduct the Business as currently conducted.

     (d)  Ownership Interests.
          --------------------
          Seller has no subsidiaries or any equity securities of, investment in or loans or advances to any business enterprise or person or any agreements or commitments for such (other than trade terms extended to customers in the ordinary course of business), or is subject to any arrangement that could be treated as a partnership for federal income tax purposes.

     (e)  Foreign Qualification.
          ----------------------
          Schedule 4.1(e) lists the jurisdictions in which Seller is qualified to do business as a foreign corporation, and nothing (including the nature of or the manner in which Seller conducts its business, the character or location of the properties which Seller owns, leases or uses or the actions or location of employees or agents) either requires Seller to be qualified in any other jurisdiction or subjects Seller to any cost, restriction or penalty for failing to qualify.

     (f)  Authorization.
          --------------

          (i) Seller and each Shareholder has the right, power and authority to enter into this Agreement and each other agreement, instrument or other document contemplated hereunder (collectively, the "Other Agreements") to which they are a party, and to consummate the transactions contemplated by, and otherwise to comply with and perform their respective obligations under, this Agreement and each of the Other Agreements referred to herein;

          (ii) The execution and delivery by Seller of this Agreement and the Other Agreements to which it is a party, and the consummation by Seller of the transactions contemplated by, and other compliance with and performance of its obligations under, this Agreement and each of the Other Agreements, have been duly authorized by all necessary corporate action on the part of Seller in compliance with the Articles of Incorporation and Bylaws (each as amended) of Seller and applicable law; and

          (iii)This Agreement and each of the Other Agreements to which Seller and each Shareholder are parties, constitute the valid and binding agreement of Seller and each Shareholder, as the case may be, that are enforceable against Seller and each Shareholder, as the case may be, in accordance with its terms.

     (g)  Absence of Violations or Conflicts.
          -----------------------------------
          Except as disclosed in Schedule 4.1(g), the execution and delivery of this Agreement and the Other Agreements by Seller and Shareholders and the consummation of the transactions contemplated by, or other compliance with or performance under, this Agreement and the Other
          Agreements do not and will not with the passage of time or giving of notice or both:

          (i) constitute a violation of, be in conflict with, constitute a default or require any payment under, permit a termination of, require any consent or approval under, or result in the creation or imposition of any lien, encumbrance or other adverse claim or interest upon any of the Purchased Assets under (A) any contract, agreement, commitment, undertaking or understanding to which any of the Purchased Assets are subject or bound, (B) any judgment, decree or order of any governmental authority to which Seller, any of Shareholders or any of the Purchased Assets are subject or bound, (C) any applicable law, or (D) any governing or applicable agreements, instruments or other documents to which Seller (including its Articles of Incorporation and Bylaws (each as amended)) is a party; or

          (ii) create, result in a Material Adverse Change (as defined in Section 4.2(c)(i)) to or cause the acceleration of the maturity of, any Assumed Liabilities.

     (h)  No Governmental Consents Required.
          ----------------------------------
          No consent, approval, order or authorization of, or registration, declaration or filing with, any governmental authority on the part of Seller is required in connection with the execution or delivery of this Agreement, the Other Agreements or the consummation of the transactions contemplated by, or other compliance with or performance under, this Agreement or the Other Agreements.

4.2  Financial Matters.
     ------------------

     (a)  Seller Financial Statements.
          ----------------------------
          Copies of the unaudited financial statements of Seller as of and for the fiscal years ended December 31, 2003 and 2002 and the three months ended March 31, 2004 (all of which, including the notes thereto, are collectively referred to in this Agreement as the "Seller Financial Statements," with the balance sheet of Seller as of March 31, 2004 referred to separately as the "Seller Balance Sheet") are attached hereto as Schedule 4.2. Seller Financial Statements were prepared in accordance with the books and records of Seller and are complete and accurate in all material respects, fairly present the financial condition of Seller as of their respective dates and the results of operations of Seller for the respective periods then ended and have been prepared in accordance with GAAP applied on a consistent basis throughout the periods covered by such statements, except for the exclusion of deferred bonus and deferred partnership distribution liabilities.

     (b)  Absence of Undisclosed Liabilities.
          -----------------------------------
          Except as and to the extent expressly reflected in Seller Financial Statements or reserved against in Seller Balance Sheet, there are no other liabilities of any nature relating to the Purchased Assets, whether accrued, direct, indirect, absolute, contingent, changing, known, unknown, determinable, indeterminable, liquidated, unliquidated or otherwise and whether due or to become due, relating to any existing or prior act, omission, condition or state of facts.

     (c)  Absence of Certain Changes.
          ---------------------------
          Since March 31, 2004, there has not been any activity with respect to Seller other than in the ordinary course of business and, without limiting the foregoing, there has not been:

          (i) any material adverse change in or loss to the Purchased Assets or the operations, liabilities, earnings, relationships with existing clients, business or condition (financial or otherwise) of the Business which have been or could reasonably be expected to be, individually or in the aggregate with other changes, materially adverse to the Business or the Purchased Assets (a "Material Adverse Change");

          (ii) any increase in the compensation payable by Seller to any officer of Seller or Retained Employee (as defined herein) other than routine increases made in the ordinary course of business consistent with past practice and not in excess of five percent (5%) of such Retained Employee's annual salary, or any bonus, incentive compensation, service award or other like benefit, granted, made or accrued, contingently or otherwise, to or for the credit of any of such officer or Retained Employee, or any employee welfare, pension, retirement or similar payment or arrangement made or agreed to by Seller in which any such officer or Retained Employee participates;

          (iii)any capital expenditure or commitment to make a capital expenditure with respect to the Purchased Assets (exclusive of expenditures for repair or maintenance in the ordinary course of business);

          (iv) any incurrence of any extraordinary loss or knowing waiver of any rights of value by Seller in connection with any aspect of the Business, whether or not in the ordinary course of business;

          (v) any cancellation, termination or amendment by Seller of any contract or agreement included in the Purchased Assets and to which Seller is a party or by which Seller is bound;

          (vi) any failure on the part of Seller to operate the Business in the ordinary course so as to preserve its business organization intact, including the services of Seller's present officers, professional staff and employees and the goodwill of Seller's suppliers, customers and others having business relations with Seller;

          (vii)any sale, assignment or transfer (including, without limitation, any collateral assignment or the granting or permitting of any lien, encumbrance or other claim) of any of the Purchased Assets other than in the ordinary course of business and consistent with past practices;

          (viii) any amendment, modification, waiver or cancellation of any debt owed to, or claim of, Seller, or settlement by Seller of any dispute involving any payment or other obligation due to or owed by Seller to be made or performed after the Closing Date which constitutes an Asset or an Assumed Liability; or

          (ix) any agreement by or commitment of Seller to do or permit any of the foregoing.

4.3  Taxes.
     ------
     Notwithstanding  anything in this  Agreement to the contrary,  this Section
     4.3 shall not apply with respect to any Tax or Taxes (as such terms are defined in this Section 4.3) to the extent that from and after Closing, the Purchased Assets are not subject to a lien for such Tax or Taxes, and Buyer or its affiliates are not liable for such Tax or Taxes.

     (a)  Definitions. For purposes of this Agreement:

          (i) the term "Code" shall mean the Internal Revenue Code of 1986, as amended. All citations to the Code or to the regulations promulgated thereunder shall include any amendments or any substitute or successor provisions thereto;

          (ii) the term "Returns" shall mean, collectively, all reports, declarations, estimates, returns, information statements, and similar documents relating to, or required to be filed in respect of, any Taxes; and

          (iii)the term "Taxes" shall mean (A) all income, net income, gross income, gross receipts, sales, use, ad valorem, franchise, profits, license, lease, service, service use, withholding, employment, payroll, excise, severance, transfer, documentary, mortgage, registration, stamp, occupation, environmental, premium, property, windfall, profits, customs, duties, and other taxes, fees, assessments or charges of any kind whatever, together with any interest, penalties and other additions with respect thereto, imposed by any federal, territorial, state, local or foreign government; and (B) any penalties, interest, or other additions to tax for the failure to collect, withhold, or pay over any of the foregoing, or to accurately file any Return; and the term "Tax" shall mean any one of the foregoing Taxes. When used with reference to specified persons (for example and without limitation, "Taxes of Seller"), the terms "Taxes" and "Tax" shall include only amounts of, or in respect of, Taxes for which such person is, or could become, liable in whole or part (including, without limitation, any obligation in connection with a duty to collect, withhold, or pay over any Taxes, any obligation to contribute to the payment of any Taxes determined on a consolidated, combined, or unitary basis, any liability as a transferee, or any liability as a result of any express or implied obligation to indemnify or pay the Tax obligations of another person).

     (b)  Returns Filed and Taxes Paid.
          -----------------------------
          Except as set forth on Schedule 4.3(b), Seller duly filed or caused to be filed, on or before the due date thereof (as appropriately extended) with the appropriate taxing authorities, all Returns that it is required to file, and each such Return (including any amendment thereto) is true, correct, and complete in all material respects. All Taxes of Seller due with respect to, or shown to be due on, each such Return (or amendment) or subsequent assessment with regard thereto, have been timely paid. There is no valid basis for the assessment of any deficiency with regard to any such Return and except as set forth on Schedule 4.3(b), there are no extensions of time to file which are pending. No other Taxes of Seller are due with respect to any taxable periods or portions of periods ending on or before the Closing Date. There are no liens, attachments, or similar encumbrances on any of the Purchased Assets of Seller with respect to any Taxes, other than liens for Taxes that are not yet due and payable. Seller has collected or withheld all Taxes that it is required to collect or withhold.

     (c)  Audit History and Other Proceedings.
          ------------------------------------
          There are no pending or, to the Knowledge (as defined in Section 4.15(b)) of Seller and Shareholders, threatened (either in writing or verbally, formally or informally) audits, investigations, claims, suits or other proceedings for or relating to any material liability in respect of Taxes of Seller. No material deficiencies for Taxes of Seller have been claimed, proposed or assessed by any taxing or other governmental authority and there are no matters under discussion with any governmental authorities with respect to Taxes, that could result in any additional amount of Taxes of Seller and that could reasonably be expected to affect the Business or the Purchased Assets. No extension of a statute of limitations (whether arising by reason of a waiver, claim for refund, or otherwise) in respect of such Taxes is in effect and there are no requests for rulings or determinations in respect of Taxes of Seller pending with any governmental authority.

4.4  Title to and Condition of Purchased Assets.
     -------------------------------------------

     (a)  Title to Purchased Assets.
          --------------------------
          Except as set forth on Schedule 4.4(a): (i) Seller has good and marketable title to all of the Purchased Assets; and (ii) none of the Purchased Assets is subject to any lien, claim or other encumbrance whatsoever, except (A) liens for taxes not yet due and payable, (B) liens shown and described in Seller Balance Sheet, (C) liens imposed by law and incurred in the ordinary course of business for obligations not yet due and payable to landlords, carriers, warehousemen, laborers, materialmen and the like, and (D) liens to secure repayment of the indebtedness of Seller under any of the Debt Instruments (as defined in Section 4.6(a) and more fully described on Schedule 4.6(a) hereto) (collectively, the "Permitted Liens").

     (b)  Leases; Subleases.
          ------------------
          For purposes of this Agreement, "Lease" means any written or oral lease, sublease or rental agreement (and any related contract and agreement) included as part of the Purchased Assets, and all amendments, modifications and supplements thereof and waivers and consents thereunder pursuant to which Seller leases, subleases or rents any real or personal property included in the Purchased Assets, either as lessor, lessee, landlord or tenant. Schedule 1.1(a)(ii) lists all Leases included in the Purchased Assets, except those which
          (i) can be canceled by Seller upon 30 or fewer days' notice without penalty or the acceleration of rentals, (ii) do not grant an option to purchase the leased property, and (iii) involve an annual rental of $15,000 or less. Schedule 1.1(a)(ii) describes all oral Leases required to be disclosed in Schedule 1.1(a)(ii), and true and complete copies of all written Leases required to be disclosed have been heretofore delivered to Buyer. With respect to each of the Leases: (A) neither Seller nor, to the best of Seller's and Shareholders' Knowledge, any other party is in default in connection with such Lease; (B) no act or event has occurred which, with notice or lapse of time or both, would constitute a default under such Lease with respect to Seller or, to the best of Seller's and Shareholders' Knowledge, any other party; (C) there is no basis for any claim of default under such Lease with respect to Seller or, to the best of Seller's and Shareholders' Knowledge, any other party; (D) Seller has not given or received any notice of cancellation or termination in connection with such Lease; (E) such Lease is the valid and binding agreement of Seller, and, to the best of Seller's and Shareholders' Knowledge, the other party thereto which is in full force and effect and is enforceable in accordance with its terms, except, with respect to such other party, to the extent that such enforceability may be limited by, or subject to: (i) the effect of any applicable bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium or other similar laws affecting the enforcement of creditors' rights generally;
          (ii) the availability of the remedies of specific performance or injunctive relief, which may be subject to the discretion of the court before which any proceeding for such remedies may be brought; and
          (iii) the exercise by any court of equitable judicial discretion before which any proceeding may be brought; (F) except as disclosed on
          Schedule 4.4(b), such Lease will not be affected by, or require the consent of or payment to any other party to avoid an event of default, an event of termination or other adverse effect with respect to such by reason of the transactions contemplated by this Agreement; and (G) such Lease is a "true" lease for federal income tax purposes.

     (c)  Adequacy; Condition.
          --------------------
          Except as set forth in Schedule 4.4(c): (i) the Purchased Assets are fit for use in the business of Seller as presently conducted; (ii) the Purchased Assets are in good repair and operating condition, normal wear and tear excepted, and structurally and mechanically sound, as applicable; (iii) Seller is in material compliance with all applicable building, zoning, land use or other similar statutes, laws, ordinances, regulations, permits, health and safety codes or other requirements in respect of any of the Purchased Assets subject to a Lease (and Seller's current use of such properties does not constitute a nonconforming use) and Seller has not received any notice alleging such a violation; (iv) to the Knowledge of Seller and Shareholders, none of the Purchased Assets subject to a Lease has ever been used as a landfill or otherwise been used for the disposal, storage or treatment of any waste, trash, garbage, industrial by-product, chemical or hazardous substance of any nature; (v) Seller has not caused the installation of any of such property with asbestos insulation or any electrical equipment containing polychlorinated biphenyls and, to Seller's and Shareholders' Knowledge, none of the Purchased Assets subject to a Lease contains asbestos insulation or electrical equipment containing polychlorinated biphenyls; and (vi) to Seller's and Shareholders' Knowledge, there are no outstanding requirements or recommendations by fire underwriters or rating boards, any insurance companies or holders of mortgages or other security interests requiring or recommending any repairs or work to be done with reference to any of the Purchased Assets subject to a Lease.

     (d)  All Necessary Properties.
          -------------------------

          The Purchased Assets (together with the intangible properties disclosed, or not required to be disclosed, pursuant to Sections 4.5 and 4.6 of this Agreement) constitute all of the properties which
          Seller uses in connection with the operation of the Business as presently conducted and the consummation of the transactions contemplated by this Agreement (provided that all consents relating to the Purchased Assets have been obtained) will not alter the rights or impair the ability of Seller to use such Purchased Assets in the conduct of the Business as it is now being conducted.

4.5  Intellectual Property; Patents; Trademarks, Trade Names.
     --------------------------------------------------------
     All Intellectual Property and all contracts, agreements, commitments, arrangements, undertakings and understandings relating to the use or license of technology, know-how or processes by Seller that are part of the Purchased Assets (the "Intellectual Property Licenses") are listed in
     Schedule 1.1(a)(vi). Except as disclosed in Schedule 4.5 with respect to all Intellectual Property that is included in the Purchased Assets; (a) Seller owns, or has the sole and exclusive right to use, all Intellectual Property, whether under Intellectual Property Licenses or otherwise, used in or necessary for the ordinary conduct of its business; (b) the consummation of the transactions contemplated by this Agreement will not alter or impair any such rights; and (c) no Intellectual Property owned, licensed or used by Seller, or Intellectual Property License of Seller is the subject of a lawsuit or any other proceeding, nor has any party challenged or, to Seller's and Shareholders' Knowledge, threatened to challenge Seller's respective right to use such Intellectual Property or Intellectual Property License or application for any of the foregoing; and, to Seller's and Shareholders' Knowledge, there is no basis for any such challenge.

4.6  Loans and Contracts.
     --------------------

     (a)  Indebtedness.
          -------------
          Schedule 4.6(a) sets forth (i) a complete and accurate list or description of all instruments or other documents ("Debt Instruments") relating to any direct or indirect indebtedness for borrowed money of Seller, as well as indebtedness by way of capital leases, lease-purchase arrangements, guarantees, undertakings on which others rely in extending credit and all conditional sales contracts, chattel mortgages and other security arrangements with respect to personal property used or owned by Seller and (ii) a list of all loans of money to the respective officers, affiliates employees of Seller or Shareholders (specifically excluding travel and similar advances in the ordinary course of business).

     (b)  Client Contracts; Client Accounts.
          ----------------------------------
          (i) Seller has delivered to Buyer true, complete and accurate copies of all of the Client Contracts and Assumed Contracts. All Client Contracts and Assumed Contracts are legal, valid, binding, in full force and effect and enforceable against Seller, and, to the Knowledge of Seller and Shareholders, against each other party thereto. There does not exist under any Client Contract or Assumed Contract any violation, breach or event of default, or event or condition that, after notice or lapse of time or both, would constitute a violation, breach or event of default thereunder, on the part of Seller or, to the Knowledge of Seller and Shareholders, any other person. The enforceability of all Client Contracts and Assumed Contracts will not be affected in any manner by the execution, delivery or performance of this Agreement (except that any Client Contract and Assumed Contract assumed by Buyer may be enforceable by Buyer and not Seller), and no Client Contract or Assumed Contract contains any assignment or change in control or similar terms or conditions that will become applicable as a result of the consummation of the transactions contemplated by this Agreement; provided, however, it is understood that certain of the Client Contracts and/or Assumed Contracts may require the consent of the other parties thereto to assign the same, which consents Seller shall obtain prior to the Closing.

          (ii) Except as set forth on Schedule 4.6(b), no Client Account has materially delayed or decreased or terminated, or to Seller's or Shareholders' Knowledge, threatened to materially delay or decrease or terminate, or given notice of its intention to materially delay or decrease or terminate its usage of Seller's services.

          (iii)All consents (if they are required) from Seller's present customers needed to enable Buyer to assume the Client Contracts and the Assumed Contracts and continue the Business without interruption shall be received prior to the Closing. Only those Client Accounts listed on Schedule 4.6(b) hereto require consent before the assignment of their Client Contract.

     (c)  Insurance.
          ----------
          All insurance policies of Seller now in force (including comprehensive general liability, personal and professional liability, comprehensive general casualty and extended coverage, automobile, boiler and machinery, fire and lightning, marine, endowment, life, and worker's compensation) ("Insurance Policies") are listed in Schedule 4.6(c), and such policies will be through Closing.

     (d)  Status.
          -------
          Except as disclosed on Schedule 4.6(d): (i) Seller has not assigned any of its rights or obligations under (and is not otherwise restricted for any reason from enjoying the full benefits under) any Intellectual Property License, Debt Instrument, Client Contract or Assumed Contract; (ii) neither Seller nor, to Seller's and Shareholders' Knowledge, any other party is in material default in connection with any Intellectual Property License, Debt Instrument, Client Contract or Assumed Contract; (iii) to Seller's and Shareholders' Knowledge, no act or event has occurred which, with notice or lapse of time or both, would constitute a material default under any Intellectual Property License, Debt Instrument, Client Contract or Assumed Contract; (iv) to Seller's and Shareholders' Knowledge, there is no basis for any claim of material default under any Intellectual Property License, Debt Instrument, Client Contract or Assumed Contract; (v) there is no outstanding notice of cancellation or termination received by Seller in connection with any Intellectual Property License, Debt Instrument, Client Contract or Assumed Contract; (vi) each Intellectual Property License, Debt Instrument, Client Contract and Assumed Contract is the valid and binding agreement of the parties thereto which is in full force and effect and is enforceable in accordance with its terms except, with respect to such other party, to the extent that such enforceability may be limited by, or subject to: (A) the effect of any applicable bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium or other similar laws affecting the enforceability of creditors' rights generally, (B) the availability of specific performance or injunctive relief, which may be subject to the discretion of the court before which any proceeding for such remedies may be brought, and (C) the exercise by any court of equitable judicial discretion before which any proceeding may be brought; and
          (vii) neither Seller nor any of Shareholders has received any communication proposing any termination, material amendment or change to any Intellectual Property License, Debt Instrument, Client Contract or Assumed Contract.

4.7  Officers and Managers; Employment Relationships.
     ------------------------------------------------
     Schedule 4.7 sets forth a true and complete list of all of the officers and managers of Seller, specifying their office and annual rate of compensation, and a true and complete list of employees of Seller as of the date of this Agreement, setting forth each such employee's title, compensation and date of hire. Schedule 4.7 sets forth Seller's policies and practices with respect to scheduling and eligibility of employee compensation increases and bonuses. All compensation increases and bonuses awarded by Seller during the twelve month period prior to the date hereof have been in compliance with such policies and practices.

4.8  Employee and Fringe Benefit Plans.
     ----------------------------------
     Except as set forth in Schedule 4.8, Seller, with respect to employees, former employees or agents of Seller, does not maintain, is not required to contribute to and does not otherwise participate in (and has not since its inception maintained, contributed to or otherwise participated in) either:
     (i) any employee pension benefit plan ("Pension/Profit Sharing Plan"), any employee welfare benefit plan ("Welfare Plan") or any multi-employer plan ("Multi-Employer Plan") (as such terms are defined in the Employee Retirement Income Security Act of 1974, as amended ("ERISA")), including any pension, profit sharing, retirement, thrift, stock purchase or stock option plan; or (ii) any other compensation, welfare, fringe benefit or retirement plan, program, policy, understanding or arrangement of any kind whatsoever, whether formal or informal, providing for benefits for or the welfare of any or all of the current or former employees or agents of Seller or their beneficiaries or dependents.

          True and complete copies of the following documents with respect to the plans set forth on Schedule 4.8 have been delivered to Buyer: (i) the most recent plan document and trust agreement (including any amendments thereto and prior plan documents, if amended within the last three years),
     (ii) the last five years IRS Form 5500 filings and schedules thereto, (iii) the most recent IRS determination letter, (iv) all summary plan descriptions, (v) each written communication to employees intended to describe  a plan or any  benefit  provided  in such  plans,  and  (vi)  all correspondence with the IRS or Department of Labor concerning any controversy with respect to such plans.

          Each plan listed on Schedule 4.8 is and has been maintained in compliance in all material respects with applicable law, including but not limited to ERISA and the Code and with any other applicable contractual obligations.

          Each plan listed on Schedule 4.8 that is intended to be tax qualified under Code section 401(a) has been determined by the Internal Revenue Service to be exempt from tax under the provisions of Code section 501(a) and, to Seller's and Shareholders' Knowledge, nothing has occurred, including the adoption or failure to adopt any plan amendment, which would adversely affect its qualification or tax-exempt status.

          Except as reflected on Schedule 4.10, there are no pending or, to Seller's or Shareholders' Knowledge, threatened claims, actions or lawsuits, other than routine claims for benefits in the ordinary course, asserted or instituted against (i) any plan or its assets or (ii) any fiduciary with respect to any plan for with Seller, it subsidiaries or affiliates, may be directly liable through indemnification obligations or otherwise.

4.9  Labor Relations.
     ----------------
     Seller is (and, at all times, has been) in material compliance with all federal, state, local and other applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours. There is (and, at all times, has been) no unfair labor practice, complaint, charge or other matter against or involving employees, former employees or agents of Seller pending or threatened before any Governmental Authority. There is no (and, at all times, has not been) labor strike, dispute, organizing effort, slow down, stoppage or other labor difficulty pending, involving or, to Seller's and Shareholders' Knowledge, threatened, against or affecting the employees, former employees or agents of Seller. No grievance which might have an adverse effect on Seller or on the conduct of the Business nor any arbitration proceeding arising out of or under collective bargaining agreements relating to employees of Seller is pending, and no claim therefor exists. There is (and, at all times, has been) no collective bargaining agreement which is binding on Seller.

4.10 Litigation.
     -----------
     Except as set forth on Schedule 4.10, Seller is not (and, at all times, has not been) (i) engaged in, a party to, subject to or, to Seller's and Shareholders' Knowledge, threatened with any claim, legal or equitable action, or other proceeding (whether as plaintiff, defendant or otherwise and regardless of the forum or the nature of the opposing party) which seeks damages, an injunction or other relief against Seller, which action, individually or collectively with such other actions, would have a Material Adverse Effect on the Business or the Purchased Assets; (ii) to Seller's and Shareholders' Knowledge, subject to any unasserted claim, the assertion of which is likely and which, if asserted, will seek damages, an injunction or other relief against Seller which claim individually or collectively with such other unasserted claims if made would have a Material Adverse Effect on the Business or the Purchased Assets; or (iii) a party to or subject to any judgment, order or decree against Seller or the Purchased Assets. There has been no reservation of rights by any insurance carrier, and, to Seller's and Shareholders' Knowledge, no such reservation is threatened, concerning the coverage of Seller with respect to any matter described in this Section 4.10.

4.11 Compliance with Laws.
     ---------------------
     (a)  Generally.
          ----------
          Except as set forth in Schedule 4.11(a) attached hereto, and except with respect to compliance with Environmental Laws which is addressed under Section 4.11(c) below, Seller is in full compliance in all material respects with all applicable laws, rules, regulations including, without limitation, the Health Care Laws (as defined below), ordinances or orders of any court or federal, state, county, municipal or other governmental department, commission, board, bureau, agency or instrumentality, and Seller has not received any notice, written or otherwise, of noncompliance with respect thereto. All financial records, patient records and other documents required to be maintained by Seller have been continuously maintained by Seller for a period of at least five (5) years from the date of creation of such document. For purposes of this Agreement, the term "Health Care Laws" shall mean all applicable federal, state or local health care laws, rules and regulations, including without limitation those relating to the payment or receipt of illegal remuneration, including 42 U.S.C. ss. 1320a-7b(b) (the Medicare/Medicaid anti-kickback statute), 42 U.S.C. 1395nn (the Stark Statute), 42 U.S.C. ss. 1320a-7a, 42 U.S.C. ss. 1320a-7b(a), 42 U.S.C. ss. 1320a-7b(c) and any applicable state laws governing kickbacks and matters similar to such federal statutes.

     (b)  Permits.
          --------
          Without limiting the foregoing, except for those failures that would not reasonably be expected to have a Material Adverse Effect: (i) Seller has all material occupancy certificates and other licenses, permits and certificates ("Permits") required in connection with its ownership, possession, use, occupancy or operation of any of the Purchased Assets owned, leased or used by it; (ii) all of the Permits are in full force and effect; (iii) Seller is (and has been) in material compliance with the Permits; and (iv) none of the Permits will be materially affected by, or require the consent of any party by reason of, the transactions contemplated by this Agreement. Schedule 4.11(b) sets forth a complete and accurate listing of all Permits required for the conduct of Seller's business, except for those Permits, the failure of which to obtain, would not reasonably be expected to have a Material Adverse Effect.

     (c)  Environmental.
          --------------
          Except as set forth on Schedule 4.11(c), to Seller's and Shareholders' Knowledge, no person or party (including, but not limited to, any Governmental Authority) has asserted any claim or, to Seller's and Shareholders' Knowledge, has any basis for any action or proceeding against Seller relating to any violation of Environmental Law (as defined below), relating to any existing or prior act, omission, condition or state of facts. To Seller's and Shareholders' Knowledge, Seller has not received oral or written notice of, nor does Seller or Shareholders have reason to believe there is, any existing or pending violation, citation, claim or complaint relating to the business of Seller or any facility now or previously owned or operated by Seller arising under any Environmental Law. For purposes of this Agreement, the term "Environmental Law" means federal, state and local environmental statutes, laws, ordinances, orders, rules, regulations, moratoria, judgments and consent decrees, or any licenses, authorizations, waivers, closures, or approvals required pursuant thereto, relating to human health and the environment, including, without limitation, the Clean Air Act, as amended; the Federal Water Pollution Control Act, as amended; the Safe Drinking Water Act, as amended; the Resource Conservation and Recovery Act, as amended; the Hazardous Material Transportation Act, as amended; the Occupational Safety and Health Act of 1970, as amended; the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act of 1986, as amended.

4.12 Transactions with Affiliates.
     -----------------------------
     Except as disclosed in Schedule 4.12, no Shareholder, officer or director of Seller, nor any "affiliate" or "associate" (as such terms are defined in the rules and regulations of the Securities and Exchange Commission under the Securities Act of 1933, as amended) of any of the foregoing:

     (a) has been a party to any lease, sublease, contract, agreement, commitment, understanding or other arrangement of any kind whatsoever, involving any such person and Seller;

     (b) owns directly or indirectly, in whole or in part, any property that Seller uses or otherwise has rights in respect of; or

     (c) has any cause of action or other claim whatsoever against, or owes any amount to, Seller other than (i) for compensation (including fringe benefits) to officers and employees disclosed pursuant to Section 4.7 and for reimbursement of ordinary and necessary expenses incurred in connection with employment by Seller; and (ii) as otherwise disclosed pursuant to this Agreement.

4.13 Accounts Receivable.
     --------------------
     Schedule 4.13 attached hereto sets forth all Accounts Receivable in existence as of March 31, 2004 for Seller and all such Accounts Receivable, notes receivable and claims arising from such date through Closing, represent or will represent, valid claims against the obligors thereof which arose in the ordinary course of business and no entitlements to or claims of offset or reduction have been made or exist except to the extent specifically set forth in Schedule 4.13.

4.14 Commissions.
     ------------
     No person, firm or corporation is entitled to any commission or broker's or finder's fee in connection with the transactions contemplated by this Agreement by reason of any act or omission of Seller or Shareholders.

4.15 Generally.
     ----------

     (a) No representation or warranty by Seller or Shareholders in this Agreement or in any Exhibit, Schedule or closing certificate furnished or to be furnished to Buyer pursuant to this Agreement or in connection with the transactions contemplated by this Agreement contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact, necessary to make the statements herein or therein not misleading.

     (b) As used in this Agreement, the term "Knowledge" shall mean, in the case of each Shareholder, the Shareholder's actual awareness without the duty to investigate beyond what a reasonably prudent shareholder would be expected to discover, and in the case of Seller, the actual awareness of the officers and directors of Seller without a duty to investigate beyond what a reasonably prudent individual would be expected to discover in the course of carrying out the duties of his or her office.


                                   ARTICLE 5
                                   ---------
               REPRESENTATIONS AND WARRANTIES OF BUYER AND PARENT
               --------------------------------------------------

     Buyer and Parent hereby jointly and severally represent and warrant to Seller and Shareholders as of the date of this Agreement as follows:

5.1  Status of Buyer.
     ----------------

     (a)  Corporate Existence and Status.
          -------------------------------
          Buyer is a corporation duly incorporated, organized, entitled to conduct business and validly existing in good standing under the laws of the State of Delaware.

     (b)  Corporate Power.
          ----------------
          Buyer has the corporate power to own and lease its properties and otherwise to conduct its business.

     (c)  Qualification.
          --------------
          Buyer is qualified to do business as a foreign corporation in each jurisdiction in which the nature of or the manner in which Buyer conducts its business, the character or location of the properties which Buyer owns, leases or uses or the actions or location of Buyer's employees or agents either requires Buyer to be qualified or subjects Buyer to any cost, restriction or penalty for failing to qualify (including assessment of taxes, fees or penalties for prior periods).

     (d)  Authorization.
          --------------

          (i) Buyer has the right, power and authority to enter into this Agreement and the related agreements referred to herein to which it is a party and to consummate the transactions contemplated by, and otherwise to comply with and perform its obligations under, this Agreement and the related agreements referred to herein;

          (ii) The execution and delivery by Buyer of this Agreement and the related agreements referred to herein to which Buyer is a party and the consummation by Buyer of the transactions contemplated by, and other compliance with and performance of its obligations under, this Agreement and the related agreements referred to herein have been duly authorized by all necessary corporate action on the part of Buyer in compliance with governing or applicable agreements, instruments or other documents (including its Articles or Certificate of Incorporation and Bylaws (each as amended)) and applicable law; and

          (iii)Each of this Agreement and the related agreements referred to herein to which Buyer is a party constitutes the valid and binding agreement of Buyer that is enforceable against Buyer in accordance with its terms.

     (e)  Absence of Violations or Conflicts.
          -----------------------------------
          The execution and delivery of this Agreement by Buyer and the consummation of the transactions contemplated by, or other compliance with or performance under, this Agreement and the related agreements referred to herein do not and will not with the passage of time or giving of notice or both:

          (i) constitute a violation of, be in conflict with, constitute a default or require any payment under, permit a termination of, require any consent under, or result in the creation or imposition of any lien, encumbrance or other adverse claim or interest upon any of the properties of Buyer under (A) any material contract, agreement, commitment, undertaking or understanding to which Buyer is a party or to which Buyer or any of its assets or properties are subject or bound, (B) any judgment, decree or order of any governmental authority to which Buyer or any of its properties are subject or bound, (C) any applicable law, or (D) any governing or applicable agreements, instruments or other documents to which Buyer is a party (including Articles or Certificate of Incorporation and Bylaws (each as amended)); or

          (ii) create, or cause the acceleration of the maturity of, any debt, obligation or liability of Buyer.

     (f)  No Governmental Consents Required.
          ----------------------------------
          No consent, approval, order or authorization of, or registration, declaration or filing with, any governmental authority on the part of Buyer is required in connection with the execution or delivery of this Agreement or the consummation of the transactions contemplated by, or other compliance with or performance under, this Agreement by Buyer.

5.2  Commissions and Fees.
     ---------------------
     Except for A.G. Edwards & Sons, Inc., whose fee will be paid by Parent, no person, firm or corporation is entitled to any commission or broker's or finder's fee in connection with the transactions contemplated by this Agreement by reason of any act or omission of Buyer or Parent.

5.3  Generally.
     ----------
     No representation or warranty by Buyer in this Agreement or in any Exhibit, Schedule or closing certificate furnished or to be furnished to Seller pursuant to this Agreement or in connection with the transactions contemplated by this Agreement contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact, necessary to make the statements herein or therein not misleading.

                                   ARTICLE 6
                                   ---------
                               COVENANTS OF SELLER
                               -------------------

6.1  Conduct of Business by Seller.
     --------------------------------
     From the date hereof to the Closing Date, except for transactions contemplated by this Agreement or which are expressly approved in writing by Buyer, Seller shall refrain from and Shareholders shall ensure that Seller refrains from:

     (a) subjecting any of the Purchased Assets to any lien, encumbrance or other claim of any kind;

     (b) modifying, amending, altering or terminating (whether by written or oral agreement, or any manner of action or inaction) any of the Client Contracts or Assumed Contracts; and

     (c) taking or permitting any other action that, if taken or permitted immediately prior to the execution of this Agreement, would constitute a breach of or an exception to the representations and warranties in
          ARTICLE 4 hereof or the covenants in ARTICLE 6 and ARTICLE 7 hereof.

6.2  Affirmative Covenants Relating to Seller and Shareholders.
     ----------------------------------------------------------
     From the date hereof to the Closing Date, Seller and Shareholders shall use their reasonable best efforts to ensure that Seller shall:

     (a) maintain Seller's property and professional insurance in amounts and with coverage at least as great as the amounts and coverage in effect on the date of this Agreement;

     (b) keep in Seller's employ the present officers and key employees, including the professional staff, of Seller to preserve the goodwill of those having business relations with Seller;

     (c) maintain the books, accounts and records of Seller in a manner consistent with past practice;

     (d) allow, upon the prior consent of Seller, which consent shall not be unreasonably withheld, Buyer and Buyer's employees, attorneys, auditors, accountants and other authorized representatives, free and full access during Seller's normal business hours to the facilities, plants, properties, books, records, documents and correspondence of Seller, including, but not limited to, historical financial information with respect to the Client Contracts and Assumed Contracts and employment records with respect to the Retained Employees, in order that Buyer may have full opportunity to make such investigation as Buyer may desire of the Business; provided, however, that such access shall not unreasonably interfere with the operations of Seller, and any contractual confidentiality requirements between Buyer and Seller or Shareholders existing prior to this Agreement shall remain in full force and effect, as supplemented hereby, except as otherwise required by law (including any required disclosure of the execution of this Agreement);

     (e) (i) comply with all applicable law relating to Seller, or to the conduct of the Business, and (ii) conduct such Business in such a manner so that on the Closing Date the representations and warranties contained in this Agreement shall be materially true as though such representations and warranties were made on and as of such date, except for changes permitted or contemplated by the terms of this Agreement;

     (f) provide Buyer with prompt written notice of any change in the assets, operations, liabilities, earnings, business or condition (financial or otherwise) of Seller which would have a Material Adverse Effect; and

     (g) operate the Business only in the ordinary course with the objective of preserving Seller's business organizations intact, including using its best efforts to retain the services of Seller's present officers and employees and the goodwill of its customers and others having business relations with Seller.

6.3  Consents and Closing Conditions.
     --------------------------------
     Seller and Shareholders shall use their reasonable best efforts (a) to obtain such third party and governmental consents, authorizations, approvals, releases and terminations as may be required hereunder, and to take such other actions as may be appropriate in order to fulfill the closing conditions contained in Section 8.1 hereof, and (b) to cause the representations and warranties of Seller in ARTICLE 4 to be true and correct on and as of the Closing Date.

6.4  Obligations Concerning Employees.
     ---------------------------------

     (a) From the date hereof through the Closing Date, Buyer shall have the right upon reasonable notice to Seller during normal business hours and without undue disruption of the operation of the Business, to interview the employees of Seller, perform drug tests on said employees and otherwise conduct hiring procedures with regard to its possible hiring of the employees of Seller. Subject to the satisfactory completion of Buyer's employment screening process, Buyer shall offer employment at Closing to the employees of Seller listed on
          Schedule 6.4(a) (the "Retained Employees").

     (b) On or prior to the Closing Date, at such time as shall be reasonably acceptable to Buyer, Seller shall notify all of the employees of Seller that the assets of Seller are being sold to Buyer, that the Retained Employees will be offered employment by Buyer, and that any decisions by Buyer regarding its hiring procedures or the hiring of Seller's employees will be communicated to the employees by Buyer.

     (c) As soon as practicable after the Closing Date, Seller shall issue to all employees of Seller as of the Closing Date payroll checks, for all earned salary, wages, incentive bonuses, accrued sick pay, vacation or paid time off and other compensation and benefits (net of usual withholdings) owed or accruing to such employees for their services rendered through 11:59 p.m. on the Closing Date.

     (d)  Seller  shall  comply  with all  provisions  of federal  and state law relating to the continuation of health insurance benefits for terminated employees. Seller shall be responsible for providing Worker Adjustment and Retraining Notification Act, 29 U.S.C. ss. 2101 et. seq. ("WARN Act") notices, if and to the extent required, in connection with any terminations of Seller's employees effected pursuant to this Agreement, and shall be solely responsible for, and will, hold Buyer harmless from, any WARN Act liability arising as a result of any employee termination(s) occurring on or after the Closing Date.

6.5  Negotiations with Others.
     -------------------------
     During the period from the date of this Agreement to the Closing Date, or until such date as this Agreement may be terminated in accordance with its terms, neither Seller nor any of Seller's members, managers, officers, counsel, accountants, auditors or other agents retained by or acting on behalf of Seller, will (i) seek, solicit, initiate, encourage or otherwise facilitate (including by way of furnishing information) the submission of inquiries, proposals or offers from any corporation, partnership, person or other entity or group (other than Buyer) relating to the possible acquisition of stock or equity interests of Seller or the possible purchase of all or substantially all of the Purchased Assets, or any tender or exchange offer, merger, reverse merger, consolidation, business combination, recapitalization, spin-off, liquidation, dissolution, or similar transaction involving, directly or indirectly, Seller (each an "Acquisition Proposal"), (ii) enter into, participate or cooperate in or consider or pursue any discussions or negotiations regarding or that reasonably may be expected to lead to an Acquisition Proposal or furnish to any person or entity information concerning Seller for purposes of facilitating any Acquisition Proposal, or (iii) otherwise solicit or cooperate in any way with, or assist, participate in, facilitate or encourage any effort or attempt by any person to make or enter into an Acquisition Proposal. Seller shall notify Buyer in writing within 24 hours following receipt of any unsolicited Acquisition Proposal or request for information from any third party. Such written notification shall describe in reasonable detail any such occurrence and identify the person or persons involved.

6.6 Employment Agreements. John H. Short, Ph.D. shall enter into a Termination Compensation Agreement with Parent on or before the Closing Date, such agreement to be in substantially the form set forth as Exhibit C hereto and incorporated herein by reference (the "Short Employment Agreement"). Each other Shareholder and each associate partner of Seller shall enter into an Employment Agreement with Buyer on the Closing Date in substantially the form set forth as Exhibit D hereto and incorporated herein by reference (the "Phase 2 Employment Agreements").

6.7 Disposition of Performance Bonus Pursuant to Consulting Agreement. Seller and Shareholders, on the one hand, and Parent and Buyer, on the other, agree that after the Closing Date, the performance bonus due Seller under that certain letter agreement for consulting services effective as of June 3, 2003 by and between Seller and Parent (the "Consulting Letter") for the first quarter 2004, if any, shall be computed and paid to Shareholders by Parent as soon as practicable after such computation. No performance bonuses for any period subsequent to the first quarter of 2004 shall be computed or paid to Seller or Shareholders.


                                   ARTICLE 7
                                   ---------
                         COVENANTS REGARDING TAX MATTERS
                         -------------------------------

7.1  Returns and Payment of Taxes.
     -----------------------------
     Each party shall be responsible for filing Forms W-2 with respect to the 2004 taxable year in accordance with the "Standard Procedure" described in Rev. Proc. 96-60, 1996-2.C.B. 399. The responsibility for all other information Returns shall be allocated similarly. Seller shall be responsible for payment of any sales or use tax liability or other Taxes resulting from the sale of the Purchased Assets as contemplated by this Agreement.

7.2  Cooperation and Records Retention.
     ----------------------------------
     Seller shall cause its accountants and other representatives to provide to Buyer on a timely basis the information (including but not limited to all work papers and records relating to Seller) that Seller or its accountants or other representatives have within their control and that may be reasonably necessary in connection with the preparation of any and all Returns required to be filed by Buyer or any other examination by any taxing authority or administrative proceeding relating to Taxes. Seller agrees that it will cooperate with Buyer, its accountants and its other representatives, in a prompt and timely manner, in connection with the preparation and filing of any and all Returns required to be filed by Buyer or any other examination by any taxing authority or administrative proceeding relating to Taxes. Seller and Buyer shall retain or cause to be retained, until the applicable statutes of limitations (including any extensions and carryovers) have expired, copies of all Returns for all tax periods beginning before the Closing Date, together with supporting work schedules and other records or information that may be relevant to such Returns.

7.3  Employee Benefit Plans.
     -----------------------

     (a)  401(k) Plan.  The parties  agree as follows with respect to the 401(k)
          Plan: (i) Buyer shall (A) assume sponsorship of the 401(k) Plan effective as of the Closing Date, (B) continue the 401(k) Plan for the maximum period permitted under Code section 410(b)(6)(C), and (C) fund the 401(k) Plan on substantially the same terms as past practice; provided, however, in no event shall the 401(k) Plan be operated in a manner that would cause the 401(k) Plan to lose its tax-qualified status; (ii) the 401(k) Plan shall be amended to provide that (A) Seller shall make a contribution to the 401(k) Plan for all eligible employees of Seller who are employed by Seller as of the day immediately preceding the Closing Date based on such eligible employee's compensation paid during the current plan year up to and including the day immediately prior to the Closing Date, (B) Buyer shall make a contribution to the 401(k) Plan for all eligible employees of Seller who are employed by Buyer as of December 31, 2004 based on the compensation of such eligible employees from the Closing Date up to and including December 31, 2004; provided, however, that the aggregate contribution for any participant for the plan years commencing on January 1, 2004 and ending on December 31, 2005 shall be substantially the same as past practice, (C) this transaction does not constitute a severance of employment and will not permit participants to receive a distribution from the 401(k) Plan, and (D) any other modifications deemed necessary by Buyer or required by the IRS to maintain the 401(k) Plan's tax-qualified status.

     (b) Health Plan. Subject to the consent of the insurance company providing benefits under the Health Plan, Buyer agrees to assume sponsorship of the Health Plan and to continue its coverage for the plan year after the current plan year, provided that the costs to Parent increase at no greater rate than the costs associated with Parent's other health care plans.


                                    ARTICLE 8
                                    ---------
                              CONDITIONS TO CLOSING
                              ---------------------

8.1  Buyer's Conditions to Closing.
     ------------------------------
     The obligations of Buyer to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment to Buyer's reasonable satisfaction of each of the following conditions on or prior to the Closing
     Date:

     (a)  Continued Truth of Warranties.
          ------------------------------
          The representations and warranties of each of Seller and Shareholders contained herein shall be true in all respects on and as of the Closing Date with the same force and effect as though made as of such date, except for any variations permitted by this Agreement.

     (b)  Performance of Covenants.
          -------------------------
          Each of Seller and Shareholders shall have performed in all respects all covenants and obligations and complied in all respects with all conditions required by this Agreement to be performed or complied with by it and them on or prior to the Closing Date.

     (c)  No Material Adverse Effect.
          ---------------------------
          There shall have been no change in the assets, operations, liabilities, earnings, business or condition (financial or otherwise) of Seller having a Material Adverse Effect on the Purchased Assets or the Business since the date of the Reference Balance Sheet.

     (d)  Permits and Consents.
          ---------------------
          The parties hereto shall have secured all appropriate orders, consents, approvals and clearances, in form and substance satisfactory to Buyer, by and from all third parties reasonably requested by Buyer, including but not limited to governmental authorities, whose order, consent and approval or clearance is required by contract or applicable law for the consummation of the transactions herein contemplated.

     (e)  Action or Proceeding.
          ---------------------
          No action or proceeding before a court of any other governmental agency or body shall have been instituted or threatened which would restrain or prohibit the transactions contemplated by this Agreement.

     (f)  Fairness Opinion.
          -----------------
          The disinterested members of the Parent's Board of Directors shall have received a written opinion from their financial advisor for the asset purchase transaction contemplated in this Agreement, A.G.
          Edwards & Sons, Inc., to the effect that the consideration paid in such transaction is fair to Parent from a financial point of view.

     (g)  Closing Documents.
          -------------------
          Each of Seller and Shareholders shall have delivered all documents required to be delivered by it or them at the Closing, as more specifically set forth in ARTICLE 9, in each case in form and substance satisfactory to Buyer.


     8.2  Seller's and Shareholders'  Conditions to Closing.
          --------------------------------------------------
          The obligations of Seller and Shareholders to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment to Seller's and Shareholders' reasonable satisfaction of the following conditions on or prior to the Closing Date:

          (a)  Continued Truth of Warranties.
               ------------------------------
               The representations and warranties of Buyer herein contained shall be true in all material respects on and as of the Closing Date with the same force and effect as though made as of such date, except for any variations permitted by this Agreement.

          (b)  Performance  of  Covenants.
               ---------------------------
               Buyer shall have performed in all material respects all covenants and obligations and complied in all material respects with all conditions required by this Agreement to be performed or complied with by it on or prior to the Closing Date.

          (c)  Permits and Consents.
               ---------------------
               The parties hereto shall have secured all appropriate orders, consents, approvals and clearances, in form and substance reasonably satisfactory to Seller and Shareholders, by and from all third parties, including but not limited to governmental authorities, whose order, consent, approval or clearance is required by contract or applicable law for the consummation of the transactions herein contemplated.

          (d)  Action or Proceeding.
               ---------------------
               No action or proceeding before a court of any governmental agency or body shall have been instituted or threatened which would restrain or prohibit the transactions contemplated by this Agreement.

          (e)  Closing Documents.
               ------------------
               Buyer shall have delivered the Purchase Price and all documents required to be delivered by it at the Closing, as more specifically set forth in ARTICLE 9, in form and substance reasonably satisfactory to each of Seller and Shareholders.

                                   ARTICLE 9
                                   ---------
                      DOCUMENTS TO BE DELIVERED AT CLOSING
                      ------------------------------------

9.1  Documents to be Delivered by Seller. At the Closing, Seller shall:
     ------------------------------------

     (a) Execute and deliver to Buyer any and all instruments of sale, assignment and transfer and other documents reasonably requested by Buyer in order to effect the transfer of the Purchased Assets to Buyer, to effect the assumption of the Assumed Liabilities by Buyer or otherwise to facilitate the transactions contemplated hereby;

     (b) Deliver to Buyer a certificate of incumbency and copies of the resolutions adopted by the board of directors of Seller and Shareholders, authorizing the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby, duly certified as of the Closing Date by the Secretary of Seller;

     (c) Deliver to Buyer a certificate of Seller, dated as of the Closing Date, to the effect that the representations and warranties of Seller and Shareholders as contained in ARTICLE 4 of this Agreement are true and correct as of such Closing Date, and that the covenants of Seller as contained in ARTICLE 6 and ARTICLE 7 of this Agreement required to be performed or complied with on or prior to the Closing Date have been so performed or complied with;

     (d) Deliver to Buyer a certificate of good standing or its equivalent, dated not more than ten (10) days prior to the Closing Date, attesting to the good standing of Seller as a corporation under the laws of the State of Utah;

     (e)  To  the  extent  any  assignments,  consents  or  approvals  shall  be necessary to any of the transactions herein contemplated, including but not limited to the transfer of the Contracts from Seller to Buyer, deliver to Buyer copies of all such assignments, consents or approvals; and

     (f) Deliver to Buyer the definitive Short Employment Agreement and the Phase 2 Employment Agreements duly executed by all parties thereto.

9.2  Documents to be Delivered by Buyer. At the Closing, Buyer shall:
     -----------------------------------

     (a)  Execute  and  deliver to Seller any and all  documents  identified  in
          Section 9.1(a), to the extent appropriate in order to effect the transactions contemplated hereby;

     (b) Deliver to Seller a certificate of Buyer, dated as of the Closing Date, to the effect that the representations and warranties of Buyer as contained in ARTICLE 5 of this Agreement are true and correct as of such Closing Date;

     (c) To the extent any consents or approvals shall be necessary to any of the transactions herein contemplated, Buyer shall deliver to Seller upon request copies of all such consents or approvals as obtained by Buyer;

     (d)  Deliver to Seller the Purchase Price;

     (e) Deliver to Seller the definitive Short Employment Agreement and the Phase 2 Employment Agreements duly executed by all parties thereto.

                                   ARTICLE 10
                                   ----------
                                 INDEMNIFICATION
                                 ---------------

10.1 Indemnification of Buyer.
     --------------------------
     Subject to the provisions of this Article 10, by execution of this Agreement, Shareholders hereby acknowledge that each Shareholder shall jointly and severally indemnify Buyer and its officers, directors, employees, agents, representatives, affiliates, successors and assigns (collectively, the "Buyer Parties") and hold each of them harmless from and against and pay on behalf of or reimburse such Buyer Parties in respect of the following:

     (a) any and all loss, liability or damage (including judgments and settlement payments) (a "Loss"), incurred by Buyer incident to, arising in connection with or resulting from any misrepresentation, breach, nonperformance or inaccuracy of any representation, warranty or covenant of Seller or Shareholders made or contained in this Agreement or in any Exhibit, Schedule, certificate or other document executed and delivered to Buyer by Shareholders or by or on behalf of Seller under or pursuant to this Agreement or the transactions contemplated herein;

     (b)  any Excluded Liability;

     (c) any and all reasonable costs and expenses and all other Losses incurred in claiming, contesting or remedying any breach, misrepresentation, nonperformance or inaccuracy described in this
          Section 10.1, or in enforcing the Buyer Parties' rights to indemnification hereunder, including, by way of illustration and not limitation, all reasonable legal and accounting fees, other reasonable professional expenses and all filing fees and reasonable collection costs incident thereto and all such reasonable fees, costs and expenses incurred in defending claims which, if successfully prosecuted, would have resulted in a Loss.

          Buyer's remedy for any indemnification of Losses hereunder may be satisfied by proceeding against one or more of the Shareholders individually for all or any portion of such Loss. Notwithstanding the preceding sentence, Buyer agrees to use commercially reasonably efforts to pursue its remedies against each of the Shareholders individually in a manner consistent with the amount of the Purchase Price distributed to each Shareholder by Seller hereunder.

10.2 Indemnification of Shareholders.
     --------------------------------
     Subject to the provisions of this Article 10, by execution of this Agreement, Buyer hereby acknowledges that Buyer shall indemnify each Shareholder and each of their respective agents, representatives, affiliates, successors and assigns (collectively, the "Seller Parties") and hold each of them harmless from and against and pay on behalf of or reimburse such Seller Parties in respect of the following

     (a) any and all Losses incurred by Shareholders incident to, arising in connection with or resulting from any misrepresentation, breach, nonperformance or inaccuracy of any representation, warranty or covenant by Buyer made or contained in this Agreement or in any Exhibit, Schedule, certificate or other document executed and delivered to Shareholders by Buyer;

     (b)  the Assumed Liabilities;

     (c) any liability or obligation relating to the Business or Purchased Assets arising out of any event or occurrence arising after the Closing Date; and

     (d) any and all reasonable costs and expenses and all Losses incurred in claiming, contesting or remedying any breach, misrepresentation, nonperformance or inaccuracy described in this Section 10.2, or in enforcing the Seller Parties' rights to indemnification hereunder, including, by way of illustration and not limitation, all reasonable legal and accounting fees, other reasonable professional expenses and all filing fees and reasonable collection costs incident thereto and all such reasonable fees, costs and expenses incurred in defending claims which, if successfully prosecuted, would have resulted in a Loss.

10.3 Notice of and Procedures for Collecting Indemnification.
     --------------------------------------------------------
     (a)  Initial Claim Notice.
          ---------------------
          When either Buyer, on the one hand, or Shareholders, on the other hand, becomes aware of a situation which may result in damages for which it or they would be entitled to be indemnified hereunder, Buyer, on the one hand, or Shareholders, on the other (the "Indemnitee") shall submit promptly a written notice (the "Initial Claim Notice") to the other party from which indemnification may be forthcoming pursuant to Section 10.1 or 10.2 (the "Indemnitor") to such effect after first becoming aware of such matter and shall furnish the Indemnitor with such information as is available demonstrating a right or possible right to receive indemnity. If the potential claim is predicated on, or later results in, the filing by a third party of any action at law or in equity (a "Third Party Claim"), the Indemnitee shall provide promptly to the Indemnitor a supplemental Initial Claim Notice not later than twenty (20) calendar days prior to the date on which a responsive pleading must be filed, and shall also furnish a copy of such claim (if made in writing) and of all documents received from the third party in support of such claim. In addition, each Initial Claim Notice shall name, when known, the person or persons making the assertions which are the basis for such claim. Failure by the Indemnitee to deliver an Initial Claim Notice or an update thereof in a timely manner shall not relieve the Indemnitor of any of its obligations under this Agreement except to the extent of actual and material prejudice to the Indemnitor.

     (b)  Rights of Indemnitor.
          ---------------------
          If, prior to the expiration of 30 calendar days from the mailing of an Initial Claim Notice (the "Claim Answer Period"), the Indemnitor shall request in writing that such claim not be paid, the same shall not be paid, and the Indemnitor shall settle, compromise or litigate in good faith such claim, and employ attorneys of its choice to do so; provided, however, that Indemnitee shall not be required to refrain from paying any claim which has matured by court judgment or decree, unless appeal is taken therefrom and proper appeal bond posted by the Indemnitor, nor shall it be required to refrain from paying any claim where such action would result in the foreclosure of a lien upon any of its assets or a default in a lease or other contract except a lease or other contract which is the subject of the dispute. The Indemnitee shall cooperate fully to make available to the Indemnitor and its attorneys, representatives and agents, all pertinent information under its control. The Indemnitee shall have the right to elect to settle or compromise all other contested claims with respect to which the Indemnitor has not, within the Claim Answer Period, acknowledged in writing (i) liability therefor, and (ii) its election to assume full responsibility for the settlement, compromise, litigation and payment of such claim.

     (c)  Final Claims Statement.
          -----------------------
          At such time as damages for which the Indemnitor is liable hereunder are incurred by Indemnitee by actual payment thereof or by entry of a final judgment, the Indemnitee shall forward a Final Claims Statement to the Indemnitor setting forth the amount of such damages in reasonable detail on an itemized basis. The Indemnitee shall supplement the Final Claims Statement with such supporting proof of loss (e.g. vouchers, canceled checks, accounting summaries, judgments, settlement agreement, etc.) as the Indemnitor may reasonably request in writing within thirty (30) calendar days after receipt by Indemnitor of a Final Claims Statement. All amounts reflected on Final Claims Statements shall be paid promptly by the Indemnitor to the Indemnitee and the Indemnitee shall have the right to immediate payment of proceeds from insurance policies paid to Indemnitor in connection with the claim for which the indemnification right arose.

10.4 Payment of Claims for Indemnification.
     --------------------------------------
     Any amounts payable to Buyer Parties  pursuant to the provisions of Section
     10.1 shall be the responsibility of Shareholders. Any additional amounts shall be paid promptly upon notice of Buyer to Shareholders of incurrence of such loss, liability, cost, expense or damage and an explanation of the losses for Buyer's demand for indemnification under Article 10 of this Agreement. Any amounts payable to Seller Parties pursuant to the provisions of Section 10.2 of this Agreement shall be the responsibility of Buyer and shall be paid promptly upon notice of Shareholders to Buyer of incurrence of such loss, liability, cost, expense or damage and an explanation of the losses for Shareholders' demand for indemnification under Section 10.2 of this Agreement.

10.5 Exclusive Remedy.
----------------------
     The sole and exclusive remedy of the Buyer Parties and the Seller Parties hereunder, under the Agreement or otherwise in connection with the transactions contemplated hereby will be restricted to the indemnification rights set forth in this Article 10.

10.6  Certain Limitations.
--------------------------
     (a)  The representations and warranties  contained in Sections 4.3 (Taxes),
          4.8 (Employee And Fringe Benefits), and 4.11(a) and (c) (Compliance with Laws) shall survive until ninety (90) days after the expiration of the statute of limitations period applicable thereto. The representations and warranties contained in Sections 4.1 (Status of Seller), 4.14 (Commissions), 5.1 (Status of Buyer) and 5.2 (Commissions and Fees) shall survive indefinitely. There shall be no time limitations on claims for indemnity based upon the payment by the party seeking indemnification of any Excluded Liability or Assumed Liability that is the obligation of the other party under this Agreement. All other representations and warranties, covenants and agreements contained in this Agreement shall survive until the first anniversary of the Closing Date provided that any representation, warranty, covenant or agreement with respect to which indemnity may be sought under this Article 10 shall survive the time that it would otherwise terminate if notice of the breach thereof giving rise to the right to indemnity shall have been given to the party against which indemnity is sought prior to such date.

     (b) No damages shall be recoverable by the Seller Parties or Buyer Parties pursuant to the provisions of this Article 10, and no claim therefor will be asserted for any purpose whatsoever hereunder, unless the amount of the Seller Parties' or Buyer Parties', as the case may be, damages equals at least Fifty Thousand and 00/100 Dollars ($50,000.00) in the aggregate but upon exceeding Fifty Thousand and 00/100 Dollars ($50,000.00) in the aggregate, the party seeking indemnification shall be entitled to be indemnified from the first dollar.

     (c) The aggregate amount of damages recoverable pursuant to this Article 10 for breaches of representations and warranties will be limited to One Million Five Hundred Thousand and 00/100 Dollars ($1,500,000.00). Such limitation shall not apply to claims for indemnity based upon the payment by the party seeking indemnification of any Excluded Liability or Assumed Liability that is the obligation of the other party under this Agreement or to any claim in which the party seeking indemnification has established fraud and/or intentional misrepresentation.

     (d) The amount which any Indemnitor is or may be required to pay any Indemnitee pursuant to this Article 10 shall be reduced by any insurance proceeds or other amounts actually recovered by or on behalf of such Indemnitee in reduction of the related Loss. If an Indemnitee shall have received the payment required by this Agreement from an Indemnitor in respect of a Loss and shall subsequently actually receive insurance proceeds or other amounts in respect of such Loss, then such Indemnitee shall pay to such Indemnitor a sum equal to the amount of such insurance proceeds or other amounts actually received (net of any expenses in obtaining the same).

                                   ARTICLE 11
                                   ----------
                                  MISCELLANEOUS
                                  -------------
11.1 Notices.
     --------
     Any notices or other communications required or permitted hereunder to any party hereto shall be sufficiently given if delivered in person or sent by certified or registered mail, postage prepaid, addressed as follows:

                  In the case of Buyer:

                        RehabCare Group, Inc.
                        7733 Forsyth Boulevard, Suite 2300
                        St. Louis, Missouri  63105
                        Attn: H. Edwin Trusheim, Chairman of the Board

                  With a copy to:

                        Thompson Coburn LLP
                        One US Bank Plaza
                        St. Louis, Missouri  63101
                        Attn: Robert M. LaRose, Esq.

                  In the case of Seller and Shareholders:

                        Phase 2 Consulting, Inc.
                        2120 South 2100 East, 3rd Floor
                        Salt Lake City, Utah 84101
                        Attn: John H. Short, Ph.D., Managing Director

                  With a copy to:

                        Jones, Waldo, Holbrook & McDonough
                        170 South Main Street, Suite 1500
                        Salt Lake City, Utah 84101
                        Attn: Bruce E. Babcock, Esq.

or such substituted address as any party shall have given notice to the others in writing in the manner set forth in this Section 11.1.

11.2 Amendment.
     ----------
     This Agreement may be amended or modified in whole or in part only by an agreement in writing executed by all parties hereto and making specific reference to this Agreement.

11.3 Waiver; Investigation.
     ----------------------
     The parties hereto may, by written agreement: (a) extend the time for the performance of any of the obligations or other acts of the parties hereto;
     (b) waive any inaccuracies in the representations contained in this Agreement; (c) waive compliance with, or modify, any of the covenants or conditions contained in this Agreement; and (d) waive or modify performance of any of the obligations of any of the parties hereto; provided, however, that no such waiver or failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall operate as a waiver of, or an estoppel with respect to, any subsequent insistence upon such strict compliance other than with respect to the matter so waived or modified. Buyer acknowledges that its officers, employees and authorized representatives and agents have been given an opportunity to examine the agreements, instruments, documents and other information relating to Seller that they have requested to examine. Any inspection, preparation, or compilation of information or Schedules, or audit of the receivables, payables, properties, financial condition, or other matters relating to Seller conducted by or on behalf of Buyer pursuant to this Agreement shall in no way limit, affect, or impair the ability of Buyer to rely upon the representations, warranties, covenants, and agreements of Seller set forth herein or seek indemnification for any matter as set forth in ARTICLE 10 hereof.

11.4 Termination.
     ------------
     This Agreement may be terminated by the parties hereto prior to Closing as follows:

     (a)  by mutual written consent of Buyer, Seller and Shareholders;

     (b) upon written notice from Buyer to Seller and Shareholders if any of the conditions precedent to Buyer's obligations hereunder shall have become incapable of fulfillment through no fault of Buyer;

     (c) upon written notice from Shareholders to Buyer if any of the conditions precedent to Seller's or Shareholders' obligations hereunder shall have become incapable of fulfillment through no fault of Seller or Shareholders, as the case may be;

     (d) by Buyer, on the one hand, or Seller and Shareholders, on the other hand, in the event of a breach by the other party to this Agreement of any representation, warranty or agreement contained herein, which breach is not cured to the reasonable satisfaction of the non-breaching party within fifteen (15) business days after written notice thereof is given to the breaching party by the non-breaching party or is not waived by the non-breaching party during such period; or

     (e) at the election of Buyer or Seller and Shareholders if the Closing has not occurred on or prior to June 30 2004.

     In the event of such termination as provided above, this Agreement shall forthwith terminate and there shall be no liability on the part of any of Shareholders, Seller or Buyer or their respective officers and directors, except for liabilities arising from a breach of this Agreement prior to such termination; provided, however, that the provisions of the confidentiality agreement between the parties shall continue in full force and effect.

11.5 Counterparts.
     -------------
     This Agreement may be executed in one or more counterparts, all of which taken together shall constitute one instrument.

11.6 Binding on Successors and Assigns.
     ----------------------------------
     This Agreement shall be binding upon, inure to the benefit of and be enforceable by and against the parties hereto and their respective successors and assigns in accordance with the terms hereof. No party hereto may assign its interest under this Agreement without the prior written consent of the other parties hereto; provided, however, that Buyer may assign its interest herein to any affiliate or subsidiary of Buyer without obtaining the prior consent of Seller or Shareholders.

11.7 Severability.
     -------------
     In the event that any one or more of the provisions contained in this Agreement or any application thereof shall be invalid, illegal or unenforceable in any respect, the validity, legality or enforceability of the remaining provisions of this Agreement and any other application thereof shall not in any way be affected or impaired thereby; provided, however, that to the extent permitted by applicable law, any invalid, illegal, or unenforceable provision may be considered for the purpose of determining the intent of the parties in connection with the other provisions of this Agreement.

11.8 Headings.
     ---------
     The headings in the sections and subsections of this Agreement and in the Schedules are inserted for convenience only and in no way alter, amend, modify, limit or restrict the contractual obligations of the parties.

11.9 Expenses of Litigation.
     -----------------------
     In the event of any litigation arising from the breach of this Agreement, the prevailing party in such litigation shall be entitled to recover reasonable attorneys' fees and costs, including appeals.

11.10 List of Exhibits and Schedules.
      -------------------------------
     As mentioned in this Agreement, there are attached hereto or delivered herewith, the following Exhibits and Schedules:

                                    EXHIBITS
                                                         Section
  Exhibit            Document                           Reference

     A               Articles of Incorporation            4.1(b)
     B               Bylaws                               4.1(b)
     C               Short Employment Agreement           6.6 and 9.1(f)
     D               Phase 2 Employment Agreements        6.6 and 9.1(f)

                                    SCHEDULES
  Schedule
     No.             Schedule Caption

   1.1(a)(i)         Client Accounts and Contracts
   1.1(a)(ii)        Leases
   1.1(a)(iii)       Personal Property
   1.1(a)(iv)        Assumed Contracts
   1.1(a)(vi)        Intellectual Property
   1.3               Balance Sheet
   4.1(e)            Foreign Qualifications
   4.1(g)            Violations or Conflicts
   4.2               Seller Financial Statements
   4.3(b)            Tax Matters
   4.4(a)            Title to Purchased Assets
   4.4(b)            Leases
   4.4(c)            Adequacy
   4.5               Exceptions to Intellectual Property
   4.6(a)            Indebtedness
   4.6(b)            Client Account Notices
   4.6(c)            Insurance
   4.6(d)            Status
   4.7               Officers and Directors
   4.8               Employee and Fringe Benefit Plans
   4.10              Litigation
   4.11(a)           Compliance with Laws
   4.11(b)           Permits
   4.11(c)           Environmental
   4.12              Transactions With Affiliates
   4.13              Accounts Receivable
   6.4(a)            Retained Employees

Each of the foregoing Exhibits and Schedules is incorporated herein by this reference and expressly made a part hereof.

11.11 Expenses.
      ---------
     Each of the parties hereto shall bear its own expenses incurred in connection with this Agreement and the transactions herein contemplated, including, but not limited to, legal and accounting fees and expenses.

11.12 Further Assurances and Cooperation.
      -----------------------------------
     Seller and Shareholders shall execute, acknowledge and deliver to Buyer any and all other assignments, consents, approvals, conveyances, assurances, documents and instruments reasonably requested by Buyer at any time and shall take any and all other actions reasonably requested by Buyer at any time for the purpose of more effectively assigning, transferring, granting, conveying and confirming to Buyer, the Purchased Assets. After consummation of the transactions contemplated herein, the parties agree to cooperate with each other in regard to all matters arising from the purchase by Buyer of the Purchased Assets.

11.13 Confidentiality and Publicity.
      ------------------------------
     The parties hereto shall hold in confidence the information contained in this Agreement and all information related to this Agreement, which is not otherwise known to the public, shall be held by each party hereto as confidential and proprietary information and shall not be disclosed without the prior written consent of the other parties. Accordingly, Buyer and Shareholders shall not discuss with, or provide nonpublic information to, any third party (except for such party's attorneys, accountants, directors of an affiliate of any party hereto, and other consultants and professional advisors) concerning this transaction prior to the Closing, except: (i) as required in governmental filings, securities filing or judicial, administrative or arbitration proceedings; or (ii) pursuant to public announcements made with the prior written approval of Shareholders and Buyer.

11.14 Fair Meaning.
      -------------
     This Agreement shall be construed according to its fair meaning and as if prepared by all parties hereto.

11.15 Gender and Number and Construction.
      -----------------------------------
     All references to the neuter gender shall include the feminine or masculine gender and vice versa, where applicable, and all references to the singular shall include the plural and vice versa, where applicable. Unless otherwise expressly provided, the word "including" followed by a listing does not limit the preceding words or terms and shall mean "including, without limitation."

11.16 Tax Effect.
-----------------
     Neither of the parties (nor such party's counsel or accountants) has made or is making any representations to any other party (nor such party's counsel or accountant) concerning any of the tax effects of the transactions provided for in this Agreement and each party hereto represents that it has obtained, or may obtain, independent tax advice with respect thereto and upon which it, if so obtained, has solely relied.

11.17 Time is of the Essence.
-----------------------------
     Time is of the essence for all dates and time periods set forth in this Agreement and each performance called for in this Agreement.

11.18 Entire Agreement.
-----------------------
     All prior negotiations and agreements among the parties hereto are superseded by this Agreement, and there are no representations, warranties, understandings or agreements other than those expressly set forth herein or in an Exhibit or Schedule delivered pursuant hereto, except as modified in writing concurrently herewith or subsequent hereto.

11.19 Governing Law.
--------------------
     This Agreement shall be governed by and construed and interpreted according to the laws of the State of Missouri, determined without reference to conflicts of law principles. To the extent permitted by law, each of the parties hereto hereby irrevocably submits to the jurisdiction of any Missouri state court or United States federal court, in either case sitting in Missouri over any suit, action or other proceeding brought by any party arising out of or relating to this Agreement, and each of the parties hereto irrevocably agrees that all claims with respect to any such suit, action or other proceeding shall be heard and determined in such courts.


                       [Remainder of page intentionally left blank.]

            IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized representatives on the day and year first above written.

Buyer:                                   Seller:

PHASE 2 CONSULTING, INC.                 PHASE 2 CONSULTING, INC.



By  /s/ Vincent L. Germanese             By  /s/ John H. Short, Ph.D.
  ----------------------------------       ------------------------------------
    Vincent L. Germanese                      John H. Short, Ph.D.
                                              President

Parent:                                  Shareholders:

                                             /s/ John H. Short, Ph.D.
REHABCARE GROUP, INC.                    --------------------------------------
                                         John H. Short, Ph.D.


By /s/ E. Edwin Trusheim                     /s/ Peter F. Singer
  ----------------------------------     --------------------------------------
    H. Edwin Trusheim                    Peter F. Singer
    Chairman of the Board

                                             /s/ Howard W. Salmon
                                         --------------------------------------
                                         Howard W. Salmon

                                                                    Exhibit 10.2

                              REHABCARE GROUP, INC.
                      TERMINATION COMPENSATION AGREEMENT


     This agreement ("Agreement") has been entered into as of the 3rd day of May, 2004, by and between RehabCare Group, Inc., a Delaware corporation (the "Company"), and John H. Short, PhD, an individual (the "Executive").

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

              1.1(l) "Effective Date" means the date of this Agreement specified in the first paragraph of this Agreement.

              1.1(m) "Employment Period" means the period beginning on the Effective Date and ending on the later of (i) December 31, 2007, or (ii) December 31 of any succeeding year during which notice is given by either party (as described in Section 2.1 of this Agreement) of such party's intent not to renew this Agreement.

              1.1(n) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

              1.1(o) "Excise Tax" has the meaning set forth in Section 4.2(e)(i) of this Agreement.

              1.1 (p)"Good Reason" means the Executive's right to terminate this Agreement following a Change in Control based upon (1) the assignment to the Executive of any duties inconsistent in any respect with the position (including status, offices, titles and reporting requirements), authority, duties and responsibilities held by the Executive as of the date of the Change in Control or any other action by the Company which results in a material diminution in such position, authority, duties and responsibilities; (b) the Company's requiring the Executive to have any office arrangements for performing his duties which are different than the arrangements in effect as of the Change in Control; (c) any reduction in Executive's Annual Base Salary; or
              (d) a material breach by the Company of any provision of this Agreement. Any termination of the Executive's employment based upon a good faith determination of "Good Reason" made by the Executive shall be subject to a delivery of a Notice of Termination by the Executive to the Company in the manner prescribed in Section 3.5 and subject further to the ability of the Company to remedy promptly any action not taken in bad faith by the Company that may otherwise constitute Good Reason under this Section 1.1 (p).

              1.1(q) "Gross-Up Payment" has the meaning set forth in Section 4.2(i) of this Agreement.

              1.1(r) "Incentive Bonus" has the meaning set forth in Section 2.4(b) of this Agreement.

              1.1(s) "Incumbent Board" has the meaning set forth in Section 1.1(e)(ii) of this Agreement.

              1.1(t) "Notice of Termination" has the meaning set forth in
              Section 3.5 of this Agreement.

              1.1(u) "Other Benefits" has the meaning set forth in Section 4.1(e) of this Agreement.

              1.1(v) "Outstanding Company Common Stock" has the meaning set forth in Section 1.1(e)(i) of this Agreement.

              1.1(w) "Outstanding Company Voting Securities" has the meaning set forth in Section 1.1(e)(i) of this Agreement.

              1.1(x) "Payment" has the meaning set forth in Section 4.2(e)(i) of this Agreement.

              1.1(y) "Person" means any "person" within the meaning of Sections 13(d) and 14(d) of the Exchange Act.

              1.1(z) "Prorated Target Bonus" has the meaning set forth in
              Section 4.1(b) of this Agreement.

              1.1(aa)"Severance Bonus Amount" has the meaning set forth in
              Section 4.2(b) of this Agreement.

              1.1(ab)"Term" means the period that begins on the Effective Date and ends on the earlier of: (i) the Date of Termination, or (ii) the close of business on the later of December 31, 2007 or December 31 of any renewal term.

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

          1.4 Applicable Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of Missouri, without reference to its conflict of law principles.

Section 2:    Terms and Conditions of Employment.

          2.1 Period of Employment. The Executive shall remain in the employ of the Company throughout the Term of this Agreement in accordance with the terms and provisions of this Agreement. This Agreement will automatically renew for annual one-year periods unless either party gives the other written notice, by September 30, 2006, or September 30 of any succeeding year, of such party's intent not to renew this Agreement.

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

          2.2(b) Throughout the Term of this Agreement (but excluding any periods of vacation and sick leave to which the Executive is entitled), the Executive shall devote reasonable attention and time during normal business hours to the business and affairs of the Company and shall use his reasonable best efforts to perform faithfully and efficiently such responsibilities as are assigned to him under or in accordance with this Agreement; provided that, it shall not be a violation of this Section 2.2(b) for the Executive to
          (i) serve on corporate, civic or charitable boards or committees with or without compensation, (ii) deliver lectures or fulfill speaking engagements, with or without compensation, or (iii) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement, violate the terms of this Agreement or any other agreement between Executive and the Company, or violate the Company's conflict of interest policy or any applicable law.

          2.3 Situs of Employment. Throughout the Term of this Agreement, the Executive's services shall be performed at and out of the Company's executive offices located in the greater St. Louis, Missouri metropolitan area. It is understood and agreed that the President and CEO of the Company should be based in and office and work out of the Company's executive offices in the St. Louis metropolitan area. The Executive shall establish a permanent residence in the St. Louis metropolitan area as soon as practicable after this Agreement is effective. The Executive shall devote a predominant portion of the Executive's in-office time at the Company's offices in the St. Louis metropolitan area, it being understood that the current responsibilities of the Executive may require the Executive to travel extensively on Company business.

          2.4 Compensation.

          2.4(a) Annual Base Salary. At the date of this Agreement, the Executive will be paid a base salary ("Annual Base Salary") at an annual rate of Five Hundred Fifteen Thousand Dollars ($515,000.00), which shall be paid in equal or substantially equal semi-monthly installments. During the Term of this Agreement, the Annual Base Salary payable to the Executive shall be reviewed at least annually after the end of the first calendar quarter (starting with calendar year 2005) and shall be increased at the discretion of the Board or the Compensation Committee of the Board but shall not be reduced.

          2.4(b) Incentive Bonuses. In addition to Annual Base Salary, the Executive shall be awarded the opportunity to earn an incentive bonus on an annual basis ("Incentive Bonus") under any incentive compensation plan which is generally available to other peer executives of the Company, and which will provide the Executive an opportunity to earn a target incentive award equal to fifty percent (50%) of his Annual Base Salary paid during the plan year with a maximum opportunity of 100% of such Annual Base Salary. The Board of Directors shall be exclusively responsible for decisions relating to administration of the executive incentive plans.

          2.4(c) Incentive, Savings and Retirement Plans. Throughout the Term of this Agreement, the Executive shall be entitled to participate in all incentive, savings and retirement plans generally available to other peer executives of the Company. In this regard, as soon as administratively practicable after this Agreement is executed by the parties and delivered, the Executive shall be awarded, on a one-time basis, under and subject to the terms of the Company's nonqualified stock option plan, a grant of a nonqualified option to purchase 250,000 shares of the Company's stock at current market value, with such nonqualified options to vest monthly on a pro rata basis over a four (4) year period from the date of the grant. The form of required option award agreement utilized for such grant is the form required by the stock option plan. Also, during the Term the Executive shall be eligible to participate in the Company's long term cash incentive plan. During the Term, the annual performance units granted to Executive under that long term cash incentive plan and upon which an potential award shall be based shall, for each of the 2004, 2005 and 2006 plan years, be 2625 units valued at $100 per unit; thereafter, for any succeeding year during the Term the amount will be established by the Board in its discretion. For each three (3) year performance period during the Term and under the plan, the financial metrics for receiving a payout will be established by the Board in its discretion and otherwise determined by the terms of the plan. Payment of awards under the long term cash incentive plan, and eligibility to receive any payment, will be determined under and according to the terms of that plan and based upon performance criteria established annually by the Board under the plan. Nothing herein prevents the Company from terminating or changing the long term cash incentive plan in its discretion, subject to a participant's right under the plan as to any incentive award which has already been earned.

          2.4(d) Welfare Benefit Plans. Throughout the Term of this Agreement (and thereafter, subject to Section 4.1(d) hereof), the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent generally available to other peer executives of the Company. Throughout the Term, the Executive also will be eligible to participate in any nonqualified supplemental retirement program hereafter established for senior executives of the Company generally, subject to and on the same terms applicable to such other senior executives generally.

          2.4(e) Expenses. Throughout the Term of this Agreement, the Executive shall be entitled to receive prompt reimbursement for all reasonable business expenses incurred by the Executive in accordance with the policies, practices and procedures of the Company.

          2.4(f) Fringe Benefits. Throughout the Term of this Agreement, the Executive shall be entitled to such fringe benefits as generally are provided to other peer executives of the Company.

          2.4(g) Office and Support Staff. Throughout the Term of this Agreement, the Executive shall be entitled to an office or offices at the Company's executive offices in the greater St. Louis, Missouri metropolitan area of a size and with furnishings and other appointments, and to personal secretarial and other assistance, as are generally provided to other peer executives of the Company.

          2.4(h) Vacation. Throughout the Term of this Agreement, the Executive shall be entitled to paid vacation in accordance with the plans, policies, programs and practices as are generally provided to other peer executives of the Company.

          2.4 (i) Relocation Fee. The Executive will be entitled to receive a one-time payment of One Hundred Twenty Thousand Dollars ($120,000.00) to cover any and all costs and expenses associated with Executive's relocation to the St. Louis metropolitan area. This payment will be made following Executive's acquisition of a personal residence in the St. Louis metropolitan area.

Section 3:    Termination of Employment.

          3.1 Death. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period.

          3.2 Disability. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), the Company may give to the Executive written notice in accordance with Section 7.2 of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the thirtieth (30th) day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the thirty (30) days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" shall mean that the Executive has been unable with reasonable accommodation to perform the services required of the Executive hereunder on a full-time basis for a period of one hundred eighty
(180) consecutive business days by reason of a physical and/or mental condition. "Disability" shall be deemed to exist when certified by a physician selected by the Company and acceptable to the Executive or the Executive's legal representative (such agreement as to acceptability not to be withheld unreasonably). The Executive will submit to such medical or psychiatric examinations and tests as such physician deems necessary to make any such Disability determination.

          3.3 Termination for Cause or without Cause. The Company may terminate the Executive's employment during the Employment Period for "Cause," which shall mean termination based upon: (i) the Executive's willful and continued failure to substantially perform his duties with the Company (other than as a result of incapacity due to physical or mental condition), after a written demand for substantial performance is delivered to the Executive by the Company, which specifically identifies the manner in which the Executive has not substantially performed his duties, (ii) the Executive's commission of an act constituting a criminal offense that would be classified as a felony under the applicable criminal code or involving moral turpitude, dishonesty, or breach of trust, or
(iii) the Executive's material breach of any provision of this Agreement. For purposes of this Section, no act or failure to act on the Executive's part shall be considered "willful" unless done, or omitted to be done, without good faith and without reasonable belief that the act or omission was in the best interest of the Company. Notwithstanding the foregoing, the Executive shall not be deemed to have been terminated for Cause unless and until (i) he receives a Notice of Termination from the Company, (ii) he is given the opportunity, with counsel, to be heard before the Board, and (iii) the Board finds, in its good faith opinion, that the Executive was guilty of the conduct set forth in the Notice of Termination. The Company also may terminate the Executive's employment at any time during the Employment Period without Cause.

          3.4 Voluntary Termination by the Executive. The Executive may voluntarily terminate his employment with the Company for any reason or for no reason at any time during the Employment Period.

          3.5 Notice of Termination. Any termination by the Company for Cause, without Cause, or Disability, or by the Executive for any reason or no reason, shall be communicated by Notice of Termination to the other party, given in accordance with Section 7.2. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, and (iii) if the Date of Termination (as defined in Section 3.6 hereof) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than fifteen (15) days after the giving of such notice). The failure of the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Cause shall not waive any right of the Company hereunder or preclude the Company from asserting such fact or circumstance in enforcing the Company's rights hereunder.

          3.6 Date of Termination. "Date of Termination" means (i) if the Executive's employment is terminated by the Company for Cause, the Date of Termination shall be the date of receipt by the Executive of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be, or (iii) if the Executive's employment is voluntarily terminated by the Executive for any reason or no reason, the Date of Termination shall be a date specified in the Notice of Termination, (iv) if the Executive's employment is terminated by the Company other than for Cause, death, or Disability, the Date of Termination shall be the date of receipt by the Executive of the Notice of Termination.

Section 4:    Certain Benefits Upon Termination.

          4.1 Termination Without Cause Prior to a Change in Control. If, prior to a Change in Control during the Employment Period, the Company terminates the Executive's employment without Cause, the Executive shall be entitled to the payment of the benefits provided below:

          4.1(a) Accrued Obligations.
                 --------------------
          Within thirty (30) days after the Date of Termination, the Company shall pay to the Executive the sum of (1) the Executive's accrued salary through the Date of Termination, (2) the accrued benefit payable to the Executive under any deferred compensation plan, program or arrangement in which the Executive is a participant subject to the computation of benefits provisions of such plan, program or arrangement, and (3) any accrued and unused paid days off; in each case to the extent not previously paid (the "Accrued Obligations").

          4.1(b) Annual Base Salary and Target Bonus Continuation.
                 -------------------------------------------------
          For a period of twelve (12) months beginning in the month after the Date of Termination, the Company shall pay to the Executive on a monthly basis one-twelfth of an amount equal the Executive's then-current Annual Base Salary and Prorated Target Bonus. For purposes of this Agreement, the term "Prorated Target Bonus" means an amount determined by multiplying the actual percentage of the Executive's base salary paid to the Executive as an Incentive Bonus in the year prior to the year in which the Date of Termination occurs by the Executive's then-current Annual Base Salary as of the Date of Termination and prorating this amount by multiplying it by a fraction, the numerator of which is the number of days during the then-current calendar year that the Executive was employed by the Company up to and including the Date of Termination and the denominator of which is 365. The Company at any time may elect to pay the balance of such payments then remaining in a lump sum. Payments under any long term cash incentive plan are not part of or included in this calculation.

          4.1(c) Stock-Based Awards.
                 -------------------
          To the extent not otherwise provided for or prohibited under the terms of the Company's stock-based benefit plans or the Executive's grant agreement, all stock-based awards held by the Executive that have not expired and are scheduled to vest and/or become exercisable within six
          (6) months after the Date of Termination in accordance with their respective terms, shall vest and/or become exercisable as of the Date of Termination and shall remain exercisable after the Date of Termination in accordance with the original terms of their respective grant agreements.

          4.1(d) Medical and Health Benefit Continuation.
                 ----------------------------------------
          For a period of twelve (12) months beginning in the month the Date of Termination occurs, the Company shall pay the costs of medical and health benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the Company's plans, programs, practices and policies if the Executive's employment had not been terminated; provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or health benefits under another employer-provided plan, program, practice or policy the medical and health benefits described herein shall be immediately terminated upon the commencement of coverage under the new employer's plan, program, practice or policy.

          4.1(e) Other Benefits. To the extent not previously paid or provided, the Company shall timely pay or provide to the Executive and/or the Executive's family any other amounts or benefits required to be paid or provided for which the Executive and/or the Executive's family is eligible to receive pursuant to this Agreement and under any plan, program, policy or practice or contract or agreement of the Company as those provided generally to other peer executives and their families ("Other Benefits"). Payment under any long term cash incentive plan or other incentive compensation plan shall be determined and governed solely by the terms of the applicable plan.

          4.2 Benefits Upon a Change in Control. If a Change in Control occurs during the Employment Period and within two (2) years after the Change in Control Date (a) the Company terminates the Executive's employment without Cause, or (b) the Executive voluntarily terminates employment with the Company for any reason or no reason, then the Executive shall become entitled to the payment of the benefits as provided below:

          4.2(a) Accrued Obligations.
          ---------------------------
          Within thirty (30) days after the Date of Termination, the Company shall pay to the Executive the Accrued Obligations and the Prorated Target Bonus.

          4.2(b) Severance Amount.
          ------------------------
          Within thirty (30) days after the Date of Termination, the Company shall pay to the Executive as severance pay in a lump sum, in cash, an amount equal to 2.99 times the sum of the Executive's then-current Annual Base Salary and Severance Bonus Amount. For purposes of this Agreement, the term "Severance Bonus Amount" means an amount determined by averaging the percentages of the Executive's base salary that were actually paid to the Executive as an Incentive Bonus during the five (5) most recently completed years prior to the year in which the Date of Termination occurs (or, if the Executive has then been employed less than five (5) years, then during the total number of completed years of employment prior to the year in which the Date of Termination occurs) and multiplying such average percentage by the Executive's then-current Annual Base Salary. Payments under any long term cash incentive plan are not part of or included in this calculation.

          4.2(c) Stock-Based Awards.
          --------------------------
          To the extent not otherwise provided for or prohibited under the terms of the Company's stock-based benefit plans or the Executive's grant agreements, all stock-based awards held by the Executive that have not expired in accordance with their respective terms shall vest and/or become fully exercisable as of the Change in Control Date and shall remain exercisable after the Change in Control Date in accordance with the original terms of the respective grant agreements.

          4.2(d) Other Benefits.
          ----------------------
          To the extent not previously paid or provided, the Company shall timely pay or provide to the Executive and/or the Executive's family any Other Benefits. Payment under any long term cash incentive plan or other incentive compensation plan shall be determined and governed solely by the terms of the applicable plan.

          4.2(e) Gross-up Payments.
          -------------------------

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

                  (ii) Subject to the provisions of Section 4.2(e)(iii), all determinations required to be made under this Section 4.2(e), including whether and when a Gross-up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the outside accounting firm that then audits the Company's financial statements (the "Accounting Firm"), which Accounting Firm shall provide detailed supporting calculations both to the Company and to the Executive within fifteen (15) business days of receipt of notice from the Company or the Executive that there has been or will be a Payment. In the event that the Accounting Firm is serving as the accountant or auditor for the Person effecting the Change in Control, the Executive shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the "Accounting Firm" hereunder). All fees and expenses of the Accounting Firm shall be paid solely by the Company. Any Gross-Up Payment, as determined pursuant to this Section 4.2(e), shall be paid by the Company to the Executive within five (5) days after the receipt of the Accounting Firm's determination. If the

                  Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion that failure to report the Excise Tax on the Executive's applicable federal income tax return would not result in the imposition of a negligence or similar penalty. Any determination by the Accounting Firm shall be binding upon the Company and the Executive in the absence of a material mathematical or legal error. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that the Gross-Up Payments will not have been made by the Company that should have been made or that the Gross-Up Payments will have been made that should not have been made, in each case consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to Section 4.2(e)(iii) below and the Executive is thereafter required to make a payment of any Excise Tax or any interest, penalty or addition to tax related thereto, the Accounting Firm shall determine the amount of the underpayment of Excise Taxes that has occurred and such underpayment and interest, penalty or addition to tax shall be promptly paid by the Company to the Executive, along with such additional amounts described in Section 4.2(e)(i). In the event that the Accounting Firm determines that an overpayment of Gross-Up Payment(s) has occurred, any such overpayment shall be treated for all purposes as a loan to the Executive with interest at the applicable federal rate provided for in
                  Section 7872(f)(2) of the Code, due and payable within ninety
                  (90) days after written demand to the Executive by the Company; provided, however, that the Executive shall have no duty or obligation whatsoever to repay such overpayment if Executive's receipt of the overpayment, or any portion thereof, is included in the Executive's income and the Executive's repayment of the same is not deductible by the Executive for federal or state income tax purposes.

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

          4.3 Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period (either prior or subsequent to a Change in Control), this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than for (i) payment of Accrued Obligations (as defined in Section 4.1(a)) (which shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within thirty (30) days of the Date of Termination) and (ii) the timely payment or provision of Other Benefits (as defined in Section 4.1(e)), including death benefits pursuant to the terms of any plan, policy, or arrangement of the Company. Payment under any long term cash incentive plan or other incentive compensation plan shall be determined and governed solely by the terms of the applicable plan.

          4.4 Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period (either prior or subsequent to a Change in Control), this Agreement shall terminate without further obligations to the Executive, other than for (i) payment of Accrued Obligations (as defined in Section 4.1(a)) (which shall be paid to the Executive in a lump sum in cash within thirty (30) days of the Date of Termination) and
(ii) the timely payment or provision of Other Benefits (as defined in Section 4.1(e)) including Disability benefits pursuant to the terms of any plan, policy or arrangement of the Company. Payment under any long term cash incentive plan or other incentive compensation plan shall be determined and governed solely by the terms of the applicable plan.

          4.5 Termination by the Company for Cause or Voluntarily by the Executive Prior to a Change in Control. If the Executive's employment shall be terminated by the Company for Cause during the Employment Period (either prior or subsequent to a Change in Control) or voluntarily by the Executive for any reason or for no reason prior to a Change in Control, this Agreement shall terminate without further obligations to the Executive, other than for (i) payment of the Executive's Accrued Obligations (as defined in Section 4.1(a)) (which shall be paid to the Executive in a lump sum in cash within thirty (30) days of the Date of Termination), and (ii) the timely payment or provision of Other Benefits (as defined in Section 4.1(e)), as applicable for such termination. Payment under any long term cash incentive plan or other incentive compensation plan shall be determined and governed solely by the terms of the applicable plan.

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

        4.8 Conditions To Payments. To be eligible to receive (and continue to receive) and retain the payments and benefits described in Section 4.1 (b) - (d) or Section 4.2 (b) - (c), the Executive must comply with the terms of paragraph 5, and must execute and deliver to the Company an agreement, in form and substance satisfactory to the Company, effectively releasing and giving up all claims the Executive may have against the Company and its subsidiaries, shareholders, successors and affiliates (and each of their respective employees, officers, plans and agents) arising out of or based upon any facts or conduct occurring prior to that date, and reaffirming and agreeing to comply with the terms of this Agreement and any other agreement signed by the Executive in favor of the Company or any of its subsidiaries or affiliates. The agreement will be prepared by the Company and provided to the Executive at the time the Executive's employment is terminated or as soon as administratively practicable thereafter. The agreement also will require the Executive, among other things, to consult with Company representatives, and voluntarily appear as a witness for trial or deposition (and to prepare for any such testimony) in connection with, any claim which may be asserted by or against the Company, or any business matter concerning the Company or any of its transactions or operations. The Company will have no obligations to make the payments and/or provide the benefits specified in Section 4.1 (b) - (d) or Section 4.2 (b) - (c) specified above, when applicable, unless and until the Executive signs and delivers the agreement described in this Section 4.8 and all conditions to the effectiveness of the release and waiver (including but not limited to the expiration of any applicable time period to consider signing the agreement or to revoke acceptance without any action being taken to revoke acceptance or otherwise invalidate the agreement) have been satisfied.

Section 5: Non-Competition. The provisions of this Section 5 and any related provisions shall survive termination of this Agreement and/or Executive's employment with the Company and do not supersede, but are in addition to and not in lieu of, any other agreements signed by Executive concerning non competition, confidentiality, solicitation of employees, or trade secrets (whether included in a stock option agreement or otherwise), and are included in consideration for the Company entering into this Agreement. Executive's right to receive and retain the benefits specified in Section 4.1(b) or Section 4.2 (b) are conditioned upon Executive's compliance with the terms of this Section 5:

        5.1       Non-Compete Agreement.

              5.1(a) During the Executive's employment with the Company and during the period beginning on the date the Executive's employment with the Company terminates and ending one (1) year thereafter (i.e., on the anniversary of the date the Executive's employment terminates), the Executive shall not, without prior written approval of the Board, become an officer, employee, agent, partner, or director of, or provide any services or advice to or for, any business enterprise in substantial direct competition (as defined in Section 5.1(b)) with the Company; provided that (i) if the Executive terminates Executive's employment for Good Reason after a Change in Control, then Executive will not be subject to the restrictions of this Section 5.1(a), and
                     (ii) if after a Change in Control the Executive's employment is terminated by the Company, the Executive's employment terminates by reason of a Disability, or the Executive's employment is terminated by the Executive other than for Good Reason, then the period of the post employment restriction set out above shall be a period of two (2) years from the date the Executive's employment terminates rather than a period of one (1) year. The above constraint shall not prevent the Executive from making passive investments, not to exceed five percent (5%), in any enterprise where Executive's services or advice is not required or provided.


              5.1(b) For purposes of Section 5.1, a business enterprise with which the Executive becomes associated as an officer, employee, agent, partner, or director shall be considered in substantial direct competition, if such entity competes with the Company in any business in which the Company or any of its direct or indirect subsidiaries is engaged or provides services or products of a type which is marketed, sold or provided by the Company or any of its subsidiaries or affiliates (including but not limited to any product or service which the Company or any such other entity is developing) within any State or country where the Company or any such affiliate or subsidiary then provides or markets (or plans to provide or market) any service or product as of the date the Executive's Company employment terminates.

              5.1(c) During the Executive's employment with the Company and during the period beginning on the date the Executive's employment with the Company terminates and ending one (1) year thereafter (i.e., on the anniversary of the date the Executive's employment terminates), the Executive shall not, without prior written approval of the Board, directly or indirectly, solicit, provide to, take away, or attempt to take away or provide to any customer or solicited prospect of the Company or any of its subsidiaries any business of a type which the Company or such subsidiary provides or markets or which is competitive with any business then engaged in (or product or services marketed or planned to be marketed) by the Company or any of its subsidiaries; or induce or attempt to induce any such customer to reduce such customer's business with that business entity, or divert any such customer's business from the Company and its subsidiaries; or discuss that subject with any such customer. However, if after a Change in Control the Executive's employment is terminated by the Company, the Executive's employment terminates by reason of a Disability, or Executive's employment is terminated by the Executive other than for Good Reason, then the period of the post employment restriction set out above shall be a period of two (2) years from the date the Executive's employment terminates rather than a period of one (1) year.

              5.1(d) During the Executive's employment with the Company and during the period beginning on the date the Executive's employment with the Company terminates and ending one (1) year thereafter (i.e., on the first anniversary of the date Executive's employment terminates), the Executive shall not, without prior written approval of the Board, directly or indirectly solicit the employment of, recruit, employ, hire, cause to be employed or hired, entice away, or establish a business with, any then current officer, office manager, staffing coordinator or other employee or agent of the Company or any of its subsidiaries or affiliates (other than non-supervisory or non-managerial personnel who are employed in a clerical or maintenance position) or any other such person who was employed by the Company or any of its subsidiaries or affiliates within the twelve (12) months immediately prior to the date the Executive's employment with the Company terminated; or suggest to or discuss with any such employee the discontinuation of that person's status or employment with the Company or any of its subsidiaries and affiliates, or such person's employment or participation in any activity in competition with the Company or any of its subsidiaries or affiliates.

        5.2 Confidential Information. The Executive has received (and will receive) under a relationship of trust and confidence, and shall hold in a fiduciary capacity for the benefit of the Company, all "Confidential Information" and secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies or direct or indirect subsidiaries, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). During the

Executive's employment with the Company and after termination of the Executive's employment with the Company, the Executive shall never, without the prior written consent of the Company, or as may otherwise be required by law or legal process, use (other than during Executive's employment with the Company for the benefit of the Company), or communicate, reveal, or divulge any such information, knowledge or data, to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 5.2 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement. "Confidential Information" means confidential and/or proprietary information and trade secrets of or relating to the Company or any of its subsidiaries and affiliates (and includes information the disclosure of which might be injurious to those companies), including but not limited to information concerning personnel of the Company or any of its subsidiaries and affiliates, confidential financial information, customer or customer prospect information, information concerning temporary staffing candidates, temporary employees, and personnel, temporary employee and customer lists and data, methods and formulas for estimating costs and setting prices, research results (such as marketing surveys, or trials), software, programming, and programming architecture, enhancements and developments, cost data (such as billing, equipment and programming cost projection models), compensation information and models, business or marketing plans or strategies, new products or marketing strategies, deal or business terms, budgets, vendor names, programming operations, information on proposed acquisitions or dispositions, actual performance compared to budgeted performance, long-range plans, results of internal analyses, computer programs and programming information, techniques and designs, business and marketing plans, acquisition plans and strategies, divestiture plans and strategies, internal valuations of Company assets, and trade secrets, but does not include information generally known in the marketplace. In addition, Confidential Information includes information of another company given to the Company with the understanding that it will be kept information confidential. All Confidential Information described herein is and constitutes trade secret information (regardless of whether the same is legally determined to be a trade secret) and is not the property of the Executive.

        5.3 Non Disparagement. The Executive will never criticize, denigrate, disparage, or make any derogatory statements about the Company or its respective business plans, policies and practices, or about any of the Company's officers, employees or former officers or employees, to customers, competitors, suppliers, employees, former employees, members of the public, members of the media, or any other person; nor shall the Executive harm or in any way adversely affect the reputation and goodwill of the Company. Nothing in this paragraph shall preclude or prevent the Executive from giving truthful testimony or information to law enforcement entities, administrative agencies or courts or in any other legal proceedings as required by law.

        5.4 Provisions Relating To Non Competition, Non Solicitation And Confidentiality. The provisions of this Section 5 survive the termination of Executive's employment and this Agreement and shall not be affected by any subsequent changes in employment terms, positions, duties, responsibilities, authority, or employment termination, permitted or contemplated by this Agreement. To the extent that any covenant set forth in this Section 5 of this Agreement shall be determined to be invalid or unenforceable in any respect or to any extent, the covenant shall not be void or rendered invalid, but instead shall be automatically amended for such lesser term, to such lesser extent, or in such other lesser degree, as will grant the Company the maximum protection and restrictions on the Executive's activities permitted by applicable law in such circumstances. In cases where there is a dispute as to the right to terminate the Executive's employment or the basis for such termination, the term of any covenant set forth in Section 5 shall commence as of the date specified in the Notice of Termination and shall not be deemed to be tolled or delayed by reason of the provisions of this Agreement. The Company shall have the right to injunctive relief to restrain any breach or threatened breach of any provisions in this Section 5 in addition to and not in lieu of any rights to recover damages or cease making payments under this Agreement. The Company shall have the right to advise any prospective or then current employer of Executive of the provisions of this Agreement without liability. The Company's right to enforce the provisions of this Agreement shall not be affected by the existence, or non-existence, of any other similar agreement for any other executive, or by the Company's failure to exercise any of its rights under this Agreement or any other similar agreement or to have in effect a similar agreement for any other employee.


Section 6:    Successors.

          6.1 Successors of Executive. This Agreement is personal to the Executive and, without the prior written consent of the Company, the rights (but not the obligations) shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

          6.2 Successors of Company. This Agreement is freely assignable by the Company and its successors/assignees. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company or the division in which the Executive is employed, as the case may be, to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to terminate the Agreement at his option on or after the Change in Control Date for Good Reason.

Section 7:    Miscellaneous.

          7.1 Other Agreements. This Agreement supersedes all prior dated agreements, letters and understandings concerning employment or severance benefits payable to the Executive, either before or after a Change in Control. The Board may, from time to time in the future, provide other incentive programs and bonus arrangements to the Executive with respect to the occurrence of a Change in Control that will be in addition to the benefits required to be paid in the designated circumstances in connection with the occurrence of a Change in Control. Such additional incentive programs and/or bonus arrangements will affect or abrogate the benefits to be paid under this Agreement only in the manner and to the extent explicitly agreed to by the Executive in any such subsequent program or arrangement. This Agreement does not supersede or affect in any way the validity of any agreement signed by Executive concerning confidentiality, stock options, post-employment competition, non solicitation of business, accounts or employees, or agreements of a similar type or nature; and any provisions of this Agreement shall be in addition to and not in lieu of (or replace) any such other agreements.

          7.2 Notice. For purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses as set forth below; provided that all notices to the Company shall be directed to the attention of the Board of Directors, or to such other address as one party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

              Notice to the Executive:
              ------------------------

              John H. Short, PhD
              c/o Phase2 Consulting
              2120 South 1300 East
              Third Floor
              Salt Lake City, Utah 84106

              Notice to the Company:
              ----------------------

              RehabCare Group, Inc.
              7733 Forsyth Boulevard
              Suite 1700
              St. Louis, Missouri 63105
              Att: Board of Directors

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

          7.5 Waiver. The Executive's or the Company's failure to insist upon strict compliance with any provision hereof or any other provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

                            [SIGNATURE PAGE FOLLOWS]

          IN WITNESS WHEREOF, the Executive and the Company, pursuant to the authorization from its Board, have caused this Agreement to be executed in its name on its behalf, all as of the day and year first above written.



                                        /s/ John H. Short, Ph.D.
                               -------------------------------------------------
                               John H. Short, Ph.D.


                               REHABCARE GROUP, INC.


                               By       /s/ H. Edwin Trusheim
                                 ----------------------------------------
                               Name:   H. Edwin Trusheim
                               Title:  Chairman of the Board

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


Date:  May 10, 2004


                                                     By: /s/       John H. Short
                                                        ------------------------
                                                                   John H. Short
                                                                   President and
                                                         Chief Executive Officer
                                                           RehabCare Group, Inc.

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


Date:  May 10, 2004

                                                   By: /s/  Vincent L. Germanese
                                                      --------------------------
                                                            Vincent L. Germanese
                                                          Senior Vice President,
                                                         Chief Financial Officer
                                                                   and Secretary
                                                           RehabCare Group, Inc.

                                                                    Exhibit 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. Short, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                     By: /s/       John H. Short
                                                        ------------------------
                                                                   John H. Short
                                                                   President and
                                                        Chief Executive Officer
                                                           RehabCare Group, Inc.
                                                                May 10, 2004



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

                                                                    Exhibit 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent L. Germanese, Senior Vice President Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                   By: /s/  Vincent L. Germanese
                                                      --------------------------
                                                            Vincent L. Germanese
                                                          Senior Vice President,
                                                         Chief Financial Officer
                                                                   and Secretary
                                                           RehabCare Group, Inc.
                                                                May 10, 2004


* A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.