Form 10-Q
period 2004-06-30
REHABCARE GROUP INC
filed 2004-08-06
CIK 812191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                  -------------

                         Commission File Number 0-19294

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         For the transition period from to
                                                          -

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

                       Yes    X                 No  _____
                            -----

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act.)      Yes   X           No  _____
                                            -----

Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                           Outstanding at August 3, 2004
--------------------------------------          -----------------------------
Common Stock, par value $.01 per share                    16,285,468


                                    1 of 28

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        June 30, 2004 (unaudited) and December 31, 2003                    3

      Condensed consolidated statements of earnings for the three months
        and six months ended June 30, 2004 and 2003 (unaudited)            4

      Condensed consolidated statements of cash flows for the
        six months ended June 30, 2004 and 2003 (unaudited)                5


      Notes to condensed consolidated financial statements (unaudited)     6

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 16

   Item 3. - Quantitative and Qualitative Disclosures about Market Risks  24

   Item 4. - Controls and Procedures                                      24

Part II. - Other Information                                              25

   Item 1. - Legal Proceedings                                            25

   Item 6. - Exhibits and Reports on Form 8-K                             27

   Signatures                                                             28


                                    2 of 28

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements
-----------------------------------------------------

                              REHABCARE GROUP, INC.
                      Condensed Consolidated Balance Sheets
             (dollars in thousands, except share and per share data)

                                                       June 30,    December 31,
                                                         2004          2003
                                                         ----          ----
                  Assets                              (unaudited)
                  ------
Current assets:
    Cash and cash equivalents                         $ 35,666     $ 28,320
    Restricted cash                                      3,052           --
    Marketable securities, available-for-sale               --       10,065
    Accounts receivable, net of allowance for doubtful
      accounts of $4,997 and $3,422, respectively       65,954       62,744
    Income taxes receivable                              2,202           --
    Deferred tax assets                                  8,308       14,706
    Other current assets                                 1,975        1,912
                                                       -------      -------
      Total current assets                             117,157      117,747
Marketable securities, trading                           3,887        3,665
Equipment and leasehold improvements, net               13,255       14,063
Excess of cost over net assets acquired, net            62,391       48,729
Intangible assets, net                                  10,208           48
Assets held for sale                                        --       46,171
Investment in unconsolidated affiliate                  39,537           --
Other                                                    3,225        3,203
                                                       -------      -------
   Total assets                                       $249,660     $233,626
                                                       =======      =======

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
    Current portion of long-term debt                 $    720     $     --
    Accounts payable                                     1,390          763
    Accrued salaries and wages                          27,386       24,035
    Accrued expenses                                    16,454       14,800
    Income taxes payable                                    --        1,197
                                                       -------      -------
      Total current liabilities                         45,950       40,795
Long-term debt, less current portion                     3,540           --
Deferred compensation                                    3,915        3,682
Deferred tax liabilities                                 5,571        1,423
Liabilities held for sale                                   --        9,771
                                                       -------      -------
      Total liabilities                                 58,976       55,671
                                                       -------      -------

Stockholders' equity:
    Preferred stock, $.10 par value, authorized
      10,000,000 shares, none issued and outstanding        --           --
    Common stock, $.01 par value; authorized 60,000,000
      shares, issued 20,286,866 shares and 20,144,577
      shares as of June 30, 2004 and December 31,
      2003, respectively                                   203          201
    Additional paid-in capital                         116,623      114,704
    Retained earnings                                  128,562      117,753
    Less common stock held in treasury at cost,
      4,002,898 shares as of June 30, 2004 and
      December 31, 2003                                (54,704)     (54,704)
      Accumulated other comprehensive earnings              --            1
                                                       -------      -------
      Total stockholders' equity                       190,684      177,955
                                                       -------      -------
      Total liabilities and stockholders' equity      $249,660     $233,626
                                                       =======      =======

      See accompanying notes to condensed consolidated financial statements.

                                    3 of 28

                              REHABCARE GROUP, INC.
                  Condensed Consolidated Statements of Earnings
                  (amounts in thousands, except per share data)
                                   (Unaudited)


                                     Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                       2004       2003         2004       2003
                                       ----       ----         ----       ----
Operating revenues                  $90,944   $136,043     $195,441    $274,885
Costs and expenses:
  Operating expenses                 64,643    102,215      140,710     206,905
  Selling, general & administrative:
     Divisions                        7,863     17,137       17,536      35,427
     Corporate                        6,276      6,939       12,593      13,735
  Restructuring                         (51)        --        1,615          --
  Gain on sale of business               --         --         (485)         --
  Depreciation and amortization       2,010      2,106        3,778       4,345
                                     ------    -------      -------     -------
    Total costs and expenses         80,741    128,397      175,747     260,412
                                     ------    -------      -------     -------

    Operating earnings               10,203      7,646       19,694      14,473
Interest income                          55         29          111          43
Interest expense                       (266)      (183)        (483)       (348)
Other income (expense), net             (43)       (53)         (50)        (73)
                                     ------    -------      -------     -------
Earnings before income taxes and
    equity in net loss of affiliate   9,949      7,439       19,272      14,095
Income taxes                          4,136      2,982        8,000       5,594
Equity in net loss of affiliate        (110)        --         (463)         --
                                     ------    -------      -------     -------
    Net earnings                    $ 5,703   $  4,457     $ 10,809    $  8,501
                                     ======    =======      =======     =======

Net earnings per common share:
    Basic                           $  0.35   $   0.28     $   0.67    $   0.53
                                     ======    =======      =======     =======
    Diluted                         $  0.34   $   0.27     $   0.64    $   0.52
                                     ======    =======      =======     =======
Weighted-average number of common
 shares outstanding:
    Basic                            16,221     15,945       16,194      15,898
                                     ======    =======      =======     =======
    Diluted                          16,794     16,444       16,769      16,469
                                     ======    =======      =======     =======

     See accompanying notes to condensed consolidated financial statements.

                                    4 of 28

                              REHABCARE GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             2004       2003
                                                             ----       ----
Cash flows from operating activities:
   Net earnings                                          $ 10,809   $  8,501
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation and amortization                       3,778      4,345
        Provision for doubtful accounts                     2,116      1,612
        Equity in net loss of affiliates                      463
        Write-down of investment                               --         50
        Income tax benefit realized on employee
           stock option exercises                             894        583
        Restructuring                                       1,615         --
        Gain on sale of business                             (485)        --
        Change in assets and liabilities:
           Accounts receivable, net                        (1,026)      (695)
           Prepaid expenses and other current assets          (63)       192
           Other assets                                        31        189
           Net assets held for sale                         1,903         --
           Accounts payable and accrued expenses             (655)       467
           Accrued salaries and wages                       2,073       (352)
           Deferred compensation                              369       (608)
           Income taxes                                     4,245        346
                                                           ------     ------
               Net cash provided by operating activities   26,067     14,630
                                                           ------     ------

Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net  (2,187)    (2,397)
   Purchase of marketable securities                       (1,291)      (189)
   Proceeds from sale/maturities of marketable securities  10,998        787
   Increase in restricted cash                             (3,052)        --
   Disposition of business                                 (3,931)        --
   Purchase of businesses, net of cash acquired           (19,557)
   Other, net                                                (434)      (342)
                                                           ------     ------
               Net cash used in investing activities      (19,454)    (2,141)
                                                           ------     ------

Cash flows from financing activities:
   Principal payments on long term debt                      (180)        --
   Exercise of stock options                                  913      1,452
                                                           ------     ------
               Net cash provided by financing activities      733      1,452
                                                           ------     ------
               Net increase in cash
                  and cash equivalents                      7,346     13,941
Cash and cash equivalents at beginning of period           28,320      9,580
                                                           ------     ------
Cash and cash equivalents at end of period               $ 35,666   $ 23,521
                                                           ======     ======

     See accompanying notes to condensed consolidated financial statements.

                                    5 of 28

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                 Six Month Periods Ended June 30, 2004 and 2003
                                   (Unaudited)

Note 1. - Basis of Presentation
-------------------------------

     The condensed consolidated balance sheets and related condensed consolidated statements of earnings, and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of RehabCare Group, Inc. and its wholly owned subsidiaries (the "Company"). The Company accounts for its investment in a less than 50% owned affiliate using the equity method. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. The results of operations for the three months and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts have been reclassified to conform to current year presentation.

     The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Reference is made to the Company's audited consolidated financial statements and the related notes as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of the Company's accounting policies.


Note 2. - Critical Accounting Policies and Estimates
----------------------------------------------------

     The Company's condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.
Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2003 Annual Report on Form 10-K, filed on March 12, 2004, in the Critical Accounting Policies and Estimates section of "Item 7. -
Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    6 of 28

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

                                          Three Months Ended    Six Months Ended
                                                June 30,              June 30,
                                             2004     2003        2004     2003
                                             ----     ----        ----     ----
                                           (in thousands, except per share data)

Net earnings, as reported                   $5,703   $4,457     $10,809   $8,501
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                 1,029    1,083       1,865    2,181
                                             -----    -----      ------    -----

Pro forma net earnings                      $4,674   $3,374     $ 8,944   $6,320
                                             =====    =====      ======    =====

Basic net earnings per share: As reported   $ 0.35   $ 0.28     $  0.67   $ 0.53
                                              ====     ====        ====     ====
                              Pro forma     $ 0.29   $ 0.21     $  0.55   $ 0.40
                                              ====     ====        ====     ====

Diluted net earnings per share:As reported  $ 0.34   $ 0.27     $  0.64   $ 0.52
                                              ====     ====        ====     ====
                               Pro forma    $ 0.28   $ 0.21     $  0.53   $ 0.38
                                              ====     ====        ====     ====

Note 4. - Restricted Cash and Other Insurance Collateral Commitments
--------------------------------------------------------------------

     Under the terms of the Company's general and professional liability insurance policy, the insurance carrier requires that we provide collateral for reimbursement of claim payments. As one component of the collateral, we have entered into a trust agreement with our insurance carrier under which we have deposited $3.1 million for its benefit in an escrow account. Our access to this cash is restricted and the insurance carrier may only draw on these funds in the event of a default as defined in the trust agreement. The Company also has $10.0 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount the Company may borrow against its $125 million line of credit. Finally, the Company has a $4.2 million prommissory note issued to its workers compensation carrier as additional collateral. The prommissory note is not recorded as a liability on the balance sheet as it only becomes payable upon an event of default as defined in the workers compensation security agreement.

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


                                    7 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

The following table sets forth the computation of basic and diluted net earnings per share:

                                        Three Months Ended      Six Months Ended
                                             June 30,               June 30,
                                         2004       2003        2004       2003
                                         ----       ----        ----       ----
                                         (in thousands, except per share data)
Numerator:
Numerator for basic/diluted net
  earnings per share - net earnings
  available to common stockholders    $ 5,703     $ 4,457     $10,809    $ 8,501
                                       ======      ======      ======     ======
Denominator:

Denominator for basic net earnings
  per share - weighted-average
  shares outstanding                   16,221      15,945      16,194     15,898

Effect of dilutive securities:
  Stock options                           573         499         575        571
                                       ------      ------      ------     ------
Denominator for diluted net
  earnings per share - adjusted
  weighted-average shares              16,794      16,444      16,769     16,469
                                       ======      ======      ======     ======
Basic net earnings per share          $  0.35     $  0.28     $  0.67    $  0.53
                                       ======      ======      ======     ======
Diluted net earnings per share        $  0.34     $  0.27     $  0.64    $  0.52
                                       ======      ======      ======     ======

Note 6. - Comprehensive Income
------------------------------
     Comprehensive income for the three-month and six-month periods ended June 30, 2004 consisted only of net income. For the three-month and six-month periods ended June 30, 2003, the Company's only adjustment from net income to comprehensive income was the net of tax impact of unrealized holding gains on marketable securities in the amount of $2,000 for each period.

Note 7. - Sale of Business
--------------------------
     On February 2, 2004, the Company completed the sale of its StarMed staffing division to InteliStaf Holdings, Inc. ("InteliStaf") in consideration for approximately 25% of InteliStaf on a fully diluted basis. The transaction was effected as a purchase by InteliStaf of all of the outstanding common stock of StarMed Health Personnel, Inc., the operating company for our staffing business.

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

                                    8 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

     As stated above, as part of the sale agreement, the Company indemnified InteliStaf from certain obligations and liabilities, whether known or unknown, which arose out of the operation of StarMed prior to February 2, 2004. As of June 30, 2004, the Company has approximately $1.0 million accrued for this indemnification. This liability is reported in accrued expenses on the June 30, 2004 balance sheet.

Note 8. - Investment in Unconsolidated Affiliate
------------------------------------------------
     As stated in note 7, the Company sold its StarMed staffing business to InteliStaf on February 2, 2004 in exchange for a 25% interest in InteliStaf on a fully diluted basis. The Company uses the equity method to account for its investment in InteliStaf and recorded its initial investment at its fair value of $40 million, as determined by a third party valuation firm. A summary of the results of operations for the three months ended June 30, 2004 and the period from February 2, 2004 to June 30, 2004 and financial position as of June 30, 2004 follows (dollars in thousands):

                                                                 Period from
                                     Three Months Ended      February 2, 2004 to
                                        June 30, 2004           June 30, 2004
                                        -------------           -------------

      Net operating revenues               $ 82,970               $144,681
      Operating earnings (loss)                 630                   (958)
      Net loss                                 (305)                (1,716)



                                        June 30, 2004
                                        -------------

      Current assets                       $ 69,100
      Noncurrent assets                     101,873
                                            -------
         Total assets                      $170,973
                                            =======

      Current liabilities                  $ 37,268
      Noncurrent liabilities                 46,446
                                            -------
         Total liabilities                 $ 83,714
                                            =======

     The value of the Company's investment in InteliStaf at the transaction date exceeded its share of the book value of InteliStaf's stockholders' equity by approximately $17.8 million. This excess has been accounted for as excess cost over net assets acquired (although reported as a component of investment in unconsolidated affiliate) and will be reviewed for impairment in accordance with the terms of APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

Note 9. - Restructuring Costs
-----------------------------
     On July 30, 2003, the Company announced a comprehensive multifaceted restructuring program to return the Company to growth and improved profitability. As a result of the restructuring plan, the Company recognized a pre-tax restructuring expense of $1.3 million for severance, outplacement and exit costs.

     As reported in note 7, the Company sold its StarMed staffing division to InteliStaf on February 2, 2004. In connection with this sale, the Company initiated a series of restructuring activities to reduce the cost of corporate overhead that had previously been absorbed by the staffing division. These activities included the elimination of approximately 40 positions, exiting a portion of leased office space at the Company's corporate headquarters and the write-off of certain abandoned leasehold improvements associated with the office space consolidation. In addition,

                                    9 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

the Company modified the term of the stock options of certain StarMed employees to allow them additional time to exercise vested options after leaving the employment of the Company. This action triggered a new measurement date for the modified options. The corresponding expense has been included in the severance component of the restructuring charge. As a result of these actions, the Company recorded a pre-tax restructuring charge in the first quarter of 2004 of approximately $1.7 million.

     During the second quarter of 2004, the Company reassessed the restructuring reserve remaining related to the actions taken during the third quarter of 2003 and determined that the reserve for severance costs was in excess of the remaining estimated costs. Accordingly, approximately $51,000 of the reserve was reversed to income. Additionally, the Company determined that the reserve remaining for lease exit costs was approximately $16,000 less than the remaining expected costs. A portion of the excess severance cost reserve was reclassified to the lease exit cost reserve.

     The following table summarizes the year-to-date activity, through June 30, 2004, with respect to these restructuring activities:

                                              (dollars in thousands)
                                                           Leasehold
                                                          Improvement
                                    Severance  Exit Costs  Write-off  Total
                                    ---------  ----------  ---------  -----

      Balance at December 31, 2003    $ 351       $ 145     $  --     $  496
      Restructuring charge              736         520       359      1,615
      Reclassification                  (16)         16        --         --
      Cash payments and
         non-cash utilization          (891)        (91)     (359)    (1,341)
                                       ----        ----      ----     ------
      Balance June 30, 2004           $ 180       $ 590     $  --     $  770
                                       ====        ====      ====     ======

Note 10. - Business Combinations
--------------------------------
     On February 2, 2004, the Company purchased the assets of CPR Therapies, Inc. ("CPR") for cash and notes. CPR, headquartered in Denver, Colorado, is a contract therapy services company for physical rehabilitation services in skilled nursing and assisted living facilities with a significant market presence in Colorado and California. CPR's annual operating revenues are approximately $9 million. The purchase price, including estimated direct acquisition costs, of CPR has been allocated as follows (in thousands of dollars):

      Equipment and leasehold improvements, net       $    16
      Identifiable intangibles, principally
         trade name, customer relationships
         and noncompete agreements                      1,660
      Excess of cost over net assets acquired           2,425
                                                       ------
                                                      $ 4,101
                                                       ======

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

                                    10 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

      The purchase price, including estimated direct acquisition costs, of VitalCare has been allocated as follows (in thousands of dollars):

      Accounts receivable, net of allowance           $ 2,978
      Equipment and leasehold improvements, net            39
      Other long-term assets                               12
      Identifiable intangibles, principally
         trade name, customer relationships,
         contractual customer relationships
         and noncompete agreements                      8,790
      Excess of cost over net assets acquired           6,859
      Net deferred tax liabilities                     (2,902)
      Accounts payable                                   (272)
      Accrued wages and salaries                         (514)
                                                       ------
                                                      $14,990
                                                       ======

     During the second quarter of 2004, the purchase price was adjusted based on the balances contained in the closing balance sheet of VitalCare as agreed to by the parties. This adjustment is reflected in the balances reported above. The final purchase price may be further increased or decreased for an adjustment, as defined in the agreement, related to the retention and/or termination of customer contracts for a period of time after the purchase date.

     On May 3, 2004, the Company purchased the assets of Phase 2 Consulting, Inc. ("Phase 2") for cash. Phase 2, with offices in Salt Lake City and Austin, is a management consulting firm to the healthcare industry with annual operating revenues of approximately $8 million. The purchase price, including estimated direct acquisition costs, has been allocated as follows (in thousands of dollars):

      Current assets                                  $ 1,324
      Long-term assets                                     96
      Trade name                                          310
      Excess of cost over net assets acquired           4,378
      Accounts payable and accrued expenses              (657)
                                                       ------
                                                      $ 5,451
                                                       ======

     The purchase price is subject to modification based on a final settlement of the closing balance sheet.

     John Short, Ph.D., the managing director of Phase 2, is President and Chief Executive Officer of the Company and a member of the Company's Board of Directors.

     The following pro forma information assumes the acquisitions of CPR, VitalCare and Phase 2 occurred at the beginning of each of the three-month and six-month periods presented. This information is not necessarily indicative either of results of operations that would have occurred had the purchases actually been made at the beginning of the periods presented, or of the future results of the Company.

                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                   2004        2003           2004      2003
                                   ----        ----           ----      ----
                                     (in thousands,except per share data)

Operating revenues               $91,771     $144,489     $201,355    $291,127
Net earnings                     $ 5,837     $  5,341     $ 11,123    $ 10,064
Diluted net earnings per share   $  0.35     $   0.32     $   0.66    $   0.61

                                    11 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

Note 11. - Excess of Cost Over Net Assets Acquired and Other Intangible Assets
------------------------------------------------------------------------------

     At June 30, 2004 and 2003, the Company had the following excess of cost over net assets acquired and other intangible asset balances:

                                             (dollars in thousands)
                                     June 30, 2004            June 30, 2003
                                     -------------            -------------
                                 Gross                     Gross
                                Carrying   Accumulated    Carrying   Accumulated
                                 Amount   Amortization     Amount   Amortization
                                 ------   ------------     ------   ------------
   Amortized Intangible Assets:
      Noncompete agreements     $  320        $  (34)       $  --       $  --
      Contractual customer
         relationships           8,800          (618)         100         (39)
                                 -----          ----          ---         ---
         Total                  $9,120        $ (652)       $ 100       $ (39)
                                 =====          ====          ===         ===

   Unamortized Intangible Assets:
      Trade names               $1,740                      $  --
                                 =====                        ===

     Amortization expense was approximately $424,000 and $600,000 for the quarter and six-month period ended June 30, 2004, respectively and approximately $7,000 and $13,000 for the quarter and six-month period ended June 30, 2003, respectively. Estimated annual amortization expense for the next 5 years is:
2004 - $1.5  million;  2005 - $1.7  million;  2006 - $1.7  million;  2007 - $1.0 million and 2008 - $0.8 million.

     The changes in the carrying amount of excess of cost over net assets acquired for the six months ended June 30, 2004 are as follows:

                                                (dollars in thousands)
                                        Hospital
                                     Rehabilitation  Contract
                                       Services      Therapy    Other    Total
                                       --------      -------    -----    -----
     Balance at December 31, 2003      $35,739      $12,990    $   --    $48,729
     Acquisitions                        6,859        2,425     4,378     13,662
                                        ------       ------     -----     ------
     Balance June 30, 2004             $42,598      $15,415    $4,378    $62,391
                                        ======       ======     =====     ======

Note 12. - Long-term Debt
-------------------------
     As part of the purchases of CPR and VitalCare, the Company issued long-term subordinated promissory notes to the respective selling parties. In the case of CPR, the Company issued a promissory note with a face value of $1.44 million and a stated interest rate of 8%. Principal is due in eight equal quarterly installments starting on May 1, 2004 along with accrued but unpaid interest. On June 30, 2004, the remaining principal balance on this note was $1.26 million. In the VitalCare acquisition, the Company issued a promissory note with a face value of $3 million and a stated interest rate of 7%. Interest is payable on August 31, 2004, November 30, 2004 and August 31, 2005 and the principal is payable in full on August 31, 2005.


                                    12 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

Note 13. - Industry Segment Information
---------------------------------------
     Prior to February 2, 2004, when the Company sold its healthcare staffing division, the Company operated in two business segments that were managed separately based on fundamental differences in operations: program management services and healthcare staffing services. Program management includes hospital rehabilitation services (including inpatient acute rehabilitation and skilled nursing units and outpatient therapy programs) and contract therapy programs. Virtually all of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months and six months ended June 30, 2004 and 2003 in each industry segment is as follows:

                              Three Months Ended            Six Months Ended
                                   June 30,                     June 30,
                               2004          2003         2004           2003
                               ----          ----         ----           ----
Operating Revenues from                        (in thousands)
Unaffiliated Customers
--------------------------
   Program management:
     Hospital
     rehabilitation
     services                $ 48,518      $ 46,313      $ 95,605      $ 92,472
     Contract therapy          41,028        32,914        81,782        63,840
                              -------       -------       -------       -------
     Program
     management total          89,546        79,227       177,387       156,312
   Healthcare staffing             --        57,194        16,727       119,310
   Other                        1,398            --         1,398            --
                              -------       -------       -------       -------
        Subtotal               90,944       136,421       195,512       275,622
     Less Intercompany
              revenues*            --          (378)          (71)         (737)
                              -------       -------       -------       -------
        Total                $ 90,944      $136,043      $195,441      $274,885
                              =======       =======       =======       =======

*Intercompany revenues represent healthcare staffing sales made to hospital rehabilitation services and contract therapy at market rates.

                              Three Months Ended            Six Months Ended
                                   June 30,                     June 30,
                               2004          2003         2004           2003
                               ----          ----         ----           ----
Operating Earnings                             (in thousands)
--------------------------
   Program management:
     Hospital
     rehabilitation
     services                $  8,064      $  7,943      $ 16,861      $ 15,017
     Contract therapy           1,979         1,812         4,417         3,551
                               ------        ------        ------        ------
     Program
     management total          10,043         9,755        21,278        18,568
   Healthcare staffing             --        (2,109)          (78)       (4,095)
   Other                          109            --           109            --
                               ------        ------        ------        ------
        Subtotal               10,152         7,646        21,309        14,473
   Restructuring charge            51            --        (1,615)           --
                               ------        ------        ------        ------
        Total                $ 10,203      $  7,646      $ 19,694      $ 14,473
                               ======        ======        ======        ======

                                    13 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

                              Three Months Ended            Six Months Ended
                                   June 30,                     June 30,
                               2004          2003         2004           2003
                               ----          ----         ----           ----
Depreciation and
Amortization                                   (in thousands)
-----------------------
   Program management:
     Hospital
     rehabilitation
     services                $  1,355      $  1,305      $  2,381      $  2,772
     Contract therapy             652           332         1,394           650
                               ------        ------        ------        ------
     Program
     management total           2,007         1,637         3,775         3,422
   Healthcare staffing             --           469            --           923
   Other                            3            --             3            --
                               ------        ------        ------        ------
        Total                $  2,010      $  2,106      $  3,778      $  4,345
                               ======        ======        ======        ======

                              Three Months Ended            Six Months Ended
                                   June 30,                     June 30,
                               2004          2003         2004           2003
                               ----          ----         ----           ----
Capital Expenditures                           (in thousands)
------------------------
   Program management:
     Hospital
     rehabilitation
     services                $    477      $    447      $  1,137      $    802
     Contract therapy             486           354         1,037           630
                               ------        ------        ------        ------
     Program
     management total             963           801         2,174         1,432
   Healthcare staffing             --           682            --           965
   Other                           13            --            13            --
                               ------        ------        ------        ------
        Total                $    976      $  1,483      $  2,187      $  2,397
                               ======        ======        ======        ======

                                                        Excess of Cost Over Net
                                 Total Assets             Assets Acquired, Net
                                 ------------                -------------
                                   June 30,                     June 30,
                               2004          2003         2004           2003
                               ----          ----         ----           ----
                                               (in thousands)
   Program management:
     Hospital
     rehabilitation
     services                $152,865      $121,677      $ 42,598      $ 35,739
     Contract therapy          50,913        38,037        15,415        12,990
                              -------       -------       -------       -------
     Program
     management total         203,778       159,714        58,013        48,729
   Healthcare staffing            --         86,885            --        52,956
   Other                        6,345            --         4,378            --
   Corporate -
   investment in
   unconsolidated
   affiliate                   39,537            --            --            --
                              -------       -------       -------       -------
        Total                $249,660      $246,599      $ 62,391      $101,685
                              =======       =======       =======       =======

                                    14 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

Note 14. - Related Party Transactions
-------------------------------------
     During the third quarter of 2003, the Board of Directors approved and the Company entered into a contract with a software vendor to develop a new public website for the Company. John H. Short, President and Chief Executive Officer and a director of our Company, and Theodore M. Wight, a director of our Company, are also directors of the software vendor company. Messrs. Wight and Short and their affiliated entities own 27.3% and 5.5% of the fully diluted capitalization of the software company, respectively. The contract amount was for $320,000 and was later modified for additional costs of $34,500. The work on this project is complete.

     During the first quarter of 2004, the Company entered into an addendum to the aforementioned contract with the same software vendor to identify and document the actual costs and timeline required to complete the Company's employee portal/HR center project. The addendum to the contract was for the amount of $47,000 plus out of pocket expenses. The project was completed in the second quarter of 2004. In addition, during the second quarter of 2004, the Company engaged the software vendor in several other minor projects with a total aggregate cost of less than $10,000.

     During 2003, the Company entered into an agreement with Phase 2. Per the terms of the agreement, Phase 2 provided the Company with management, consulting and advisory services, including having John H. Short, Ph.D., the managing director of Phase 2 and a member of the Company's Board of Directors, serve as Interim President and Chief Executive Officer of the Company. A monthly consulting fee of $55,000 was paid to Phase 2 during the term of the agreement plus reimbursement of business expenses. In addition, Phase 2 was entitled to an incentive fee based on predetermined performance standards. On May 3, 2004, the Company acquired Phase 2 and elected Dr. Short as President and Chief Executive Officer of the Company. The advisory services agreement with Phase 2 was terminated at that time. Prior to the termination of the contract, during the first half of 2004, the Company recorded approximately $505,000 of expense under this agreement and made payments to Phase 2 of approximately $700,000.

     Prior to the Company's acquisition of Phase 2 on May 3, 2004, the Company engaged Phase 2 for several consulting projects for services ranging from long-term information technology strategy, staffing analysis and acquisition target analysis, separate from the agreement described above. The total cost of these projects, which were paid in full, was approximately $75,000.

     As a result of Dr. Short's relationship to Phase 2, the terms and conditions of the acquisition agreement between the Company and Phase 2 were negotiated on behalf of the Company by the independent members of the Board of Directors. The independent board members retained an independent financial advisor to assist them during this process.

     In accordance with the terms of the Transition Services Agreement between the Company and InteliStaf, the Company agreed to provide certain accounting and back-office services to InteliStaf until such time as those activities were fully integrated by InteliStaf. These services are being billed at cost. During the period from February 2, 2004, to June 30, 2004, the Company performed services under this agreement with an aggregate cost of approximately $1.4 million. These costs have been netted against reimbursements from InteliStaf in the Company's statements of earnings.

     During the second quarter of 2004, the Company purchased air transportation services from 55JS Limited, Co. in the amount of approximately $29,000. 55JS Limited, Co. is owned by the Company's President and Chief Executive Officer, John Short. The air transportation services are billed to the Company, at cost, for hourly usage of the plane for Company business.

                                    15 of 28

REHABCARE GROUP, INC.

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------
     This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include, but are not limited to, our ability to integrate acquisitions and to implement client partnering relationships within the expected timeframes and to achieve the revenue and earnings levels from such acquisitions and relationships at or above the levels projected; the timing and financial effect of restructuring efforts with respect to our continuing businesses; changes in and compliance with governmental reimbursement rates and other regulations or policies affecting our continuing businesses; our ability to attract new client relationships or to retain and grow existing client relationships through expansion of our hospital rehabilitation and contract therapy service offerings and the development of alternative product offerings; the future operating performance of InteliStaf Holdings, Inc., and the rate of return that RehabCare will be able to achieve from its equity interest in InteliStaf; the adequacy and effectiveness of our operating and administrative systems; our ability and the additional costs of attracting administrative, operational and professional employees; significant increases in health, workers' compensation and professional and general liability costs; litigation risks of our past and future business, including our ability to predict the ultimate costs and liabilities or the disruption of our operations; competitive and regulatory effects on pricing and margins; and general economic conditions, including efforts by governmental reimbursement programs, insurers, healthcare providers and others to contain healthcare costs.

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
Selected Operating Statistics:

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                       2004        2003        2004      2003
                                       ----        ----        ----      ----
Hospital Rehabilitation Services
--------------------------------
Operating Revenues (in thousands)
  Inpatient                          $ 37,121   $ 33,778    $ 72,464   $ 67,915
  Outpatient                           11,397     12,535      23,141     24,557
                                       ------     ------      ------     ------
  Total                              $ 48,518   $ 46,313    $ 95,605   $ 92,472

Average Number of Programs
  Inpatient                               145        134         138        136
  Outpatient                               42         49          43         50
                                          ---        ---         ---        ---
  Total                                   187        183         181        186

Contract Therapy
----------------
Operating Revenues (in thousands)    $ 41,028    $ 32,914   $ 81,782   $ 63,840
Average Number of Locations               572         455        554        443

Other
-----
Operating revenues                     $1,398          --     $1,398         --

                                    16 to 28

REHABCARE GROUP, INC.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003
-----------------------------------------------------------------------------

Operating Revenues

     Operating revenues during the second quarter of 2004 decreased by $45.1 million, or 33.2%, to $90.9 million compared to $136.0 million in the second quarter of 2003. The revenue decline was primarily due to the sale of the healthcare staffing division on February 2, 2004. Revenues for hospital rehabilitation services and contract therapy increased 4.8% and 24.7%, respectively in the second quarter of 2004 compared to the second quarter of 2003.

     Hospital rehabilitation services revenue increased by 4.8% from $46.3 million in the second quarter of 2003 to $48.5 million in the second quarter of 2004. The revenue increase of $2.2 million was mostly attributable to the acquisition of VitalCare on March 1, 2004 and increased average revenue per unit, partially offset by a lower number of continuing same store units. The average number of locations managed by the division during the quarter increased 2.2% from 183 in the second quarter of 2003 to 187 in the second quarter of 2004. The average revenue per location in the inpatient segment increased 1.4% year-over-year from $251,700 to $255,200 per location. The average revenue per location in the outpatient segment increased 6.5% year-over-year from $254,900 to $271,400 per location. Same store discharges in inpatient increased 6.7% as a result of more effective community education and awareness; however, same store outpatient visits decreased 3.7%.

     Contract therapy revenue increased by 24.7% from $32.9 million in the second quarter of 2003 to $41.0 million in the second quarter of 2004. While a portion of the revenue increase, $2.7 million, is attributable to the acquisition of CPR Therapies, LLC in the first quarter of 2004, the division's business development sales efforts were the driving factor behind the revenue increase. The average number of contract therapy locations managed by the division during the quarter increased 25.7% from 455 in the second quarter of 2003 to 572 in the second quarter of 2004. The average revenue per location decreased 1.0% year-over-year from approximately $72,400 to $71,700 per location. The division realized strong growth in its same store book of business for the periods being compared; however, the termination of several large, mature programs in the second quarter and the smaller average size of the sixty CPR Therapies, LLC facilities purchased led to a decrease in average revenue per location.

Cost and Expenses

     The ratios of operating expenses and selling, general and administrative expenses as a percentage of revenues were significantly affected by the sale of our healthcare staffing division on February 2, 2004. Historically, the healthcare staffing division's operating and selling, general and administrative expenses as a percentage of revenues were higher than our other divisions. As a result, with the sale of that division, we experienced improvements in these ratios on a year-over-year basis with the ratio of operating expenses to revenues improving from 75.1% in the second quarter of 2003 to 71.1% in the second quarter of 2004 and the ratio of selling, general and administrative expenses as a percentage of revenues improving from 17.7% in the second quarter of 2003 to 15.5% in the second quarter of 2004. These improvements were achieved despite the fact that corporate selling, general and administrative expenses were absorbed over a smaller revenue base during the second quarter of 2004. Depreciation and amortization expense remained relatively flat at $2.0 million in the second quarter of 2004 versus $2.1 million in the year ago quarter as lower depreciation and amortization resulting from the sale of the healthcare staffing division was partially offset by increased amortization on intangible assets relating to the acquisitions of CPR Therapies and VitalCare.

                                    17 of 28

REHABCARE GROUP, INC.

Three  Months  Ended June 30, 2004  Compared to Three Months Ended June 30, 2003
--------------------------------------------------------------------------------
(Continued)
-----------

     Corporate   selling,   general  and   administrative   expenses   decreased
approximately $0.6 million to $6.3 million in the second quarter of 2004 from $6.9 million in the second quarter of 2003. This reduction was the result of restructuring actions taken in the third quarter of 2003 and the first quarter of 2004 to streamline and better align our corporate support activities with our operating activities. We have not further reduced these costs as it is our intention to grow our company to a substantially larger size, and some of the remaining infrastructure will be needed to manage that growth. As these growth plans come to fruition, we expect to re-deploy some of these costs. In the interim, as a result of selling our healthcare staffing division, a number of fixed costs that had previously been allocated to our three divisions are now being allocated between just two. For the hospital rehabilitation services division, corporate selling, general and administrative expenses increased from $2.2 million to $3.0 million, or as a percentage of operating revenues from 4.8% to 6.2%. In contract therapy, these costs increased from $1.9 million to $3.2 million, or as a percentage of operating revenues from 5.9% to 7.8%.

     Total hospital rehabilitation services costs and expenses increased 5.4% from $38.4 million in the second quarter of 2003 to $40.5 million in the second quarter of 2004. As a percentage of net revenues, the division's direct operating expenses decreased from 66.0% of net revenues to 65.3% of net revenues year-over-year. The improvement in this ratio is primarily due to an increase in management only contracts versus full staffing agreements. Hospital rehabilitation services has continued to leverage its division selling, general and administrative costs, which decreased as a percentage of revenues from 9.2% in the second quarter of 2003 to 9.1% in the second quarter of 2004. Our increased revenue supported the investment in our business development efforts. Depreciation and amortization expense as a percentage of operating revenues remained flat year-over-year at 2.8% as increased amortization expense for certain intangible assets associated with the acquisition of VitalCare was offset by lower allocated software amortization expense. The net effect of the revenue growth, overall cost control improvements at the divisional level and the allocation of additional corporate overhead from the second quarter of 2003 to the second quarter of 2004 was a $0.2 million increase in hospital rehabilitation service's operating earnings (earnings before interest and income taxes) from $7.9 million to $8.1 million.

     Total contract therapy costs and expenses increased 25.6% from $31.1 million in the second quarter of 2003 to $39.0 million in the second quarter of 2004, which was due primarily to the increase in direct operating expenses resulting from the increased number of contract therapy locations being managed by the division. As a percentage of net revenues, the division's direct operating expenses decreased from 78.3% of net revenues to 77.9% of net revenues year-over-year. These decreased costs were brought about by therapist productivity improvements and a reduced utilization of higher cost contract labor; however, these improvements were partially offset by an increase in our provision for doubtful accounts in the second quarter of 2004 to mitigate some of the risk associated with a few specific accounts in our receivables portfolio. Contract therapy has continued to leverage its division selling, general and administrative costs, which decreased as a percentage of revenues from 9.2% in the second quarter of 2003 to 7.9% in the second quarter of 2004 as the division was able to continue increasing revenues at a rate faster than it has increased its selling, general and administrative expenses. Depreciation and amortization expense as a percentage of operating revenues increased year-over-year from 1.0% to 1.6%. The increased expense is due to the amortization of the division's proprietary information system implemented in the second half of 2003, and the amortization related to certain

                                    18 of 28

REHABCARE GROUP, INC.

Three  Months  Ended June 30, 2004  Compared to Three Months Ended June 30, 2003
--------------------------------------------------------------------------------
(Continued)
-----------

intangible assets associated with the acquisition of CPR Therapies, LLC. The net effect of the revenue growth, overall cost control improvements at the divisional level and the allocation of additional corporate overhead from the second quarter of 2003 to the second quarter of 2004 was a $0.2 million increase in contract therapy's operating earnings (earnings before interest and income taxes) from $1.8 million to $2.0 million.

Non-operating Items

     Interest income increased marginally in the second quarter of 2004 versus the second quarter of 2003 as a result of higher average cash and investment balances partially offset by the effect of lower interest rates.

     Interest expense is comprised of the commitment fees paid on the unused portion of our line of credit, letter of credit fees and interest expense on the subordinated notes issued in connection with the acquisitions of CPR Therapies and VitalCare. Interest expense in the second quarter of 2004 was $0.3 million, an increase of $0.1 million over the second quarter of 2003. This increase was primarily the result of interest related to the aforementioned subordinated notes. We had no outstanding balance against our line of credit as of June 30, 2004 or June 30, 2003.

     Earnings before income taxes and equity in net loss of affiliate increased $2.5 million or 33.7% to $9.9 million in the second quarter of 2004 from $7.4 million in the second quarter of 2003. The provision for income taxes was $4.1 million in the second quarter of 2004 compared to $3.0 million in the second quarter of 2003, reflecting effective income tax rates of approximately 41.6% and 40.1%, respectively. The effective tax rate increase was primarily the result of non-deductible goodwill associated with the sale of the staffing division in February 2004.

     In connection with the sale of the staffing division to InteliStaf Holdings, Inc., we received in return a 25% equity interest in InteliStaf. We account for this investment using the equity method. For the second quarter of 2004, our share of InteliStaf's after tax net loss was approximately $0.1 million. InteliStaf's results, particularly operating revenues, have been adversely impacted by the continuing slump in the healthcare staffing industry. In addition, their results were negatively impacted by costs to integrate and transition the acquired StarMed business activities.

     Net earnings in the second quarter of 2004 increased to $5.7 million compared to $4.5 million in the year ago period. Diluted net earnings per share increased by 25.9% from $0.27 in the second quarter of 2003 to $0.34 in the second quarter of 2004.


Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
-------------------------------------------------------------------------

Operating Revenues

     Operating revenues during the first six months of 2004 decreased by $79.5 million, or 28.9%, to $195.4 million compared to $274.9 million in the first six months of 2003. The revenue decline was primarily due to the sale of the healthcare staffing division on February 2, 2004. Revenues for hospital rehabilitation services and contract therapy increased 3.4% and 28.1%, respectively for the first six months of 2004 compared to the first six months of 2003.

                                    19 of 28

REHABCARE GROUP, INC.

Six Months  Ended June 30,  2004  Compared  to Six  Months  Ended June 30,  2003
--------------------------------------------------------------------------------
(Continued)
-----------

     Hospital rehabilitation services revenue increased by 3.4% from $92.5 million in the six months ended June 30, 2003 to $95.6 million in the six months ended June 30, 2004. The acquisition of VitalCare in the first quarter of 2004 contributed $4.5 million to the revenue increase. This increase and an increase in average revenue per location were offset by a decline in the average number of units operated in the first half of 2004. The average number of hospital rehabilitation services locations managed by the division decreased 2.7% from 186 in the six months ended June 30, 2003 to 181 in the six months ended June 30, 2004. The average revenue per location in the inpatient segment increased 5.3% year-over-year from $499,300 to $525,800 per location. The average revenue per location in the outpatient segment increased 9.9% year-over-year from $493,600 to $542,500 per location. The increases in revenue per location were primarily due to increased discharges in inpatient as a result of more effective community education and awareness, and the closure of a number of smaller units and increases of revenue per unit and volume of units per visit in outpatient.

     Contract therapy revenue increased by 28.1% from $63.8 million in the six months ended June 30, 2003 to $81.8 million in the six months ended June 30, 2004. While a portion of the revenue increase, $4.3 million, is attributable to the acquisition of CPR Therapies, LLC in the first quarter of 2004, the division's business development sales efforts were the driving factor behind the revenue increase. The average number of contract therapy locations managed by the division during the period increased 25.1% from 443 in the six months ended June 30, 2003 to 554 in the six months ended June 30, 2004. The average revenue per location increased 2.4% year-over-year from $144,100 to $147,600 per location. This increase was the result of strong growth in the division's same store book of business for the periods being compared; however, some of this growth was offset by the termination of several large, mature programs in the second quarter of 2004 and the smaller average size of the sixty CPR Therapies, LLC facilities purchased in February of 2004.

Cost and Expenses

     The ratios of operating expenses and selling, general and administrative expenses as a percentage of revenues were significantly affected by the sale of our healthcare staffing division on February 2, 2004. Historically, the healthcare staffing division's operating and selling, general and administrative expenses as a percentage of revenues were higher than our other divisions. As a result, with the sale of that division, we experienced improvements in these ratios on a year-over-year basis with the ratio of operating expenses to revenues improving from 75.3% in the first six months of 2003 to 72.0% in the first six months of 2004 and the ratio of selling, general and administrative expenses as a percentage of revenues improving from 17.9% in the first half of 2003 to 15.4% in the first half of 2004. These improvements were achieved despite the fact that corporate selling, general and administrative expenses were absorbed over a smaller revenue base during the first half of 2004. Depreciation and amortization expense decreased $0.5 million to $3.8 million in the first six months of 2004 versus $4.3 million in the year ago period as lower depreciation and amortization resulting from the sale of the healthcare staffing division was partially offset by increased amortization on intangible assets relating to the acquisitions of CPR Therapies and VitalCare.

                                    20 of 28

REHABCARE GROUP, INC.

Six Months  Ended June 30,  2004  Compared  to Six  Months  Ended June 30,  2003
--------------------------------------------------------------------------------
(Continued)
-----------

     Corporate selling, general and administrative expenses decreased approximately $1.1 million to $12.6 million in the first six months of 2004 from $13.7 million in the first six months of 2003. This reduction was the result of restructuring actions taken in the third quarter of 2003 and the first quarter of 2004 to streamline and better align our corporate support activities with our operating activities. We have not further reduced these costs as it is our intention to grow our company to a substantially larger size, and some of the remaining infrastructure will be needed to manage that growth. As these growth plans come to fruition, we expect to re-deploy some of these costs. In the interim, as a result of selling our healthcare staffing division, a number of fixed costs that had previously been allocated to our three divisions are now being allocated between just two. For the hospital rehabilitation services division, corporate selling, general and administrative expenses increased from $4.3 million to $5.5 million, or as a percentage of operating revenues from 4.7% to 5.8%. In contract therapy, these costs increased from $3.9 million to $6.1 million, or as a percentage of operating revenues from 6.2% to 7.5%.

     Total hospital rehabilitation services costs and expenses increased 1.7% from $77.5 million in the six months ended June 30, 2003 to $78.7 million in the six months ended June 30, 2004. As a percentage of net revenues, the division's direct operating expenses decreased from 67.0% of net revenues to 65.7% of net revenues year-over-year. The improvement in this ratio is primarily due to an increase in management only contracts versus full staffing agreements, partially offset by an increase in our provision for doubtful accounts in the first six months of 2004 as a result of our normal assessment of payment risk. Hospital rehabilitation services has continued to leverage its division selling, general and administrative costs, which decreased as a percentage of revenues from 9.1% in the six months ended June 30, 2003 to 8.4% in the six months ended June 30, 2004. The savings in selling, general and administrative expenses was primarily the result of consolidating and restructuring the inpatient and outpatient division specific overhead activities. Depreciation and amortization expense as a percentage of operating revenues declined year-over-year from 3.0% to 2.5%. The decrease was primarily due to a decrease in the allocation of software amortization to the division partially offset by an increase in amortization of certain intangible assets associated with the acquisition of VitalCare. The net effect of the revenue growth, overall cost control improvements at the divisional level and the allocation of additional corporate overhead from the six months ended June 30, 2003 to the six months ended June 30, 2004 was a $1.9 million increase in hospital rehabilitation service's operating earnings (earnings before interest and income taxes) from $15.0 million to $16.9 million.

     Total contract therapy costs and expenses increased 28.3% from $60.3 million in the six months ended June 30, 2003 to $77.4 million in the six months ended June 30, 2004, which was due primarily to the increase in direct operating expenses resulting from the increased number of contract therapy locations being managed by the division. As a percentage of net revenues, the division's direct operating expenses decreased from 78.0% of net revenues to 77.5% of net revenues year-over-year. These decreased costs were brought about by therapist productivity improvements and a reduced utilization of higher cost contract labor; however, these improvements were partially offset by an increase in our provision for doubtful accounts in the second quarter of 2004 to mitigate some of the risk associated with a few specific accounts in our receivables portfolio. Contract therapy has continued to leverage its division selling, general and administrative costs, which decreased as a percentage of revenues from 9.2% in the six months ended June 30, 2003 to 7.9% in the six months ended June 30, 2004 as the division was able to continue increasing revenues at a rate faster than it has increased its selling, general and administrative expenses. Depreciation and amortization expense as a percentage of operating revenues increased year-over-year from 1.0% to 1.7%. The increased expense is due to the

                                    21 of 28

REHABCARE GROUP, INC.

Six Months  Ended June 30,  2004  Compared  to Six  Months  Ended June 30,  2003
--------------------------------------------------------------------------------
(Continued)
-----------

amortization of the division's proprietary information system implemented in the second half of 2003, and the amortization related to certain intangible assets associated with the acquisition of CPR Therapies, LLC. The net effect of the revenue growth, overall cost control improvements at the divisional level and the allocation of additional corporate overhead from the six months ended June 30, 2003 to the six months ended June 30, 2004 was a $0.8 million increase in contract therapy's operating earnings (earnings before interest and income taxes) from $3.6 million to $4.4 million.

     During the first quarter of 2004, in connection with the sale of the healthcare staffing division, we initiated a series of restructuring activities to reduce the cost of corporate overhead that had previously been absorbed by that division. These activities included the elimination of approximately 40 positions, the exiting of a portion of the leased office space at our corporate headquarters and the write-off of certain leasehold improvements associated with the office space consolidation. As a result of the actions, we recorded a pre-tax restructuring charge in the first quarter of 2004 in the amount of approximately $1.7 million. This charge was recorded as a separate component of operating expenses.

     At December 31, 2003, the assets and liabilities of our healthcare staffing division were reported as assets and liabilities held for sale and were reported at their estimated fair market value less estimated costs to sell. Upon consummating the sale of this business on February 2, 2004, we recorded a gain of $485,000 as a result of adjusting the estimated costs to sell for then current information, recording a liability for the estimated fair market value of the indemnification provided to InteliStaf in accordance with the terms of the purchase and sale agreement and changing the underlying asset and liability balances between December 31, 2003 and February 2, 2004.

Non-operating Items

     Interest income increased marginally in the first six months of 2004 versus the first six months of 2003 as a result of higher average cash and investment balances partially offset by the effect of lower interest rates.

     Interest expense is comprised of the commitment fees paid on the unused portion of our line of credit, letter of credit fees and interest expense on the subordinated notes issued in connection with the acquisitions of CPR Therapies and VitalCare. Interest expense in the first half of 2004 was $0.5 million, an increase of $0.2 million over the first half of 2003. This increase was primarily the result of interest related to the aforementioned subordinated notes. We had no outstanding balance against our line of credit as of June 30, 2004 or June 30, 2003.

     Earnings before income taxes and equity in net loss of affiliate increased $5.2 million or 36.7% to $19.3 million in the first six months of 2004 from $14.1 million in the year ago period. The provision for income taxes was $8.0 million in the first half of 2004 compared to $5.6 million in the first half of 2003, reflecting effective income tax rates of approximately 41.5% and 39.7%, respectively. The effective tax rate increase was primarily the result of non-deductible goodwill associated with the sale of the staffing division in February 2004.

                                    22 of 28

REHABCARE GROUP, INC.

Six Months  Ended June 30,  2004  Compared  to Six  Months  Ended June 30,  2003
--------------------------------------------------------------------------------
(Continued)
-----------

     In connection with the sale of the staffing division to InteliStaf on February 2, 2004, we received in return a 25% equity interest in InteliStaf. We account for this investment using the equity method. For the first six months of 2004, our share of InteliStaf's after tax net loss was approximately $0.5 million. InteliStaf's results, particularly operating revenues, have been adversely impacted by the continuing slump in the healthcare staffing industry. In addition, their results were adversely impacted by costs to integrate and transition the acquired StarMed business activities.

     Net earnings in the first six months of 2004 increased to $10.8 million compared to $8.5 million in the year ago period. Diluted net earnings per share increased by 23.1% from $0.52 in the first six months of 2003 to $0.64 in the first six months of 2004.

Liquidity and Capital Resources

     As of June 30, 2004, we had $35.6 million in cash and cash equivalents and $3.1 million of restricted cash, and a current ratio, the amount of current assets divided by current liabilities, of 2.5 to 1. Working capital decreased by $5.8 million to $71.2 million as of June 30, 2004 as compared to $77.0 million as of December 31, 2003 due primarily to an increase in current liabilities of $5.2 million. The increase in current liabilities was primarily attributable to accrued indemnification expenses for the sale of the staffing division, accrued acquisition costs for CPR Therapies, VitalCare and Phase 2 and costs accrued for restructuring. Net accounts receivable were $66.0 million at June 30, 2004, compared to $62.7 million at December 31, 2003. The number of days' average net revenue in net receivables was 65.8 and 72.0 (adjusted to exclude receivables related to the staffing division) at June 30, 2004 and December 31, 2003, respectively. Deferred tax assets decreased approximately $6.4 million primarily due to the sale of the staffing division, which created a significant current income tax benefit for the tax loss on the sale.

     Operating cash flows constitute our primary source of liquidity and historically have been sufficient to fund working capital, capital expenditures, internal business expansion and debt service requirements. We expect to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. We have a $125.0 million revolving line of credit with no balance outstanding as of June 30, 2004. We have approximately $10.0 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount we may borrow under the line of credit. We also have a $4.2 million promissory note issued to our workers compensation carrier as additional collateral. The promissory note is not recorded as a liability on the balance sheet as it only becomes payable upon an event of default as defined in the security agreement with the workers compensation carrier. Finally, as additional collateral, we have a trust agreement with our professional and general liability insurance carrier under which we have deposited $3.1 million for their benefit in an escrow account. Our access to this cash is restricted and the insurance carrier may only draw on these funds in the event of a default as defined in the trust agreement.

     As part of the purchases of CPR Therapies and VitalCare, we issued long-term subordinated promissory notes to the respective selling parties. These notes bear interest at rates ranging from 7%-8%. As of June 30, 2004, approximately $4.3 million of these notes remained outstanding. In addition, as part of our arrangement with Signature Healthcare Foundation, we extended a $2.0 million line of credit to Signature. At June 30, 2004, Signature had drawn approximately $0.4 million against this line of credit.

                                    23 of 28

REHABCARE GROUP, INC.

Regulatory Update

     On April 30, 2004, the Centers for Medicare and Medicaid Services announced a final rule revising criteria for classifying hospitals as inpatient rehabilitation facilities. We know this rule as the "modified 75% Rule." This final rule became effective for cost reporting periods beginning on or after July 1, 2004. The rule provides for a three-year transition period with increasing percentages of the total patient population that will be required to have one of the qualifying medical conditions. Commencing on July 1, 2004, the annual percentage phase-in will be 50%, 60%, 65% and finally 75% after July 1, 2007, assuming no further regulatory action is taken. We are in the process of analyzing the provisions of this new rule and the impact it will have on our long-term financial results. For 2004, we expect the rule will have a minimal impact on our financial results.

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

     Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management's most difficult, subjective and complex judgments, and involve uncertainties. Our most critical accounting policies pertain to allowance for doubtful accounts, excess cost over net assets acquired and other intangible assets and health, workers compensation and professional liability insurance accruals. Each of these critical accounting policies was discussed in our 2003 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations." There were no significant changes in the application of critical accounting policies during the first six months of 2004.

Item 3. - Quantitative and Qualitative Disclosures About Market Risks
---------------------------------------------------------------------
     There have been no material changes in the reported market risks since the filing of our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. - Controls and Procedures
---------------------------------
     As of June 30, 2004, our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    24 of 28

REHABCARE GROUP, INC.

Part II. - Other Information
----------------------------

Item 1 - Legal Proceedings
--------------------------

     In May 2002, a lawsuit was filed in the United States District Court for the Eastern District of Missouri against us and certain of our former and current directors and officers. The plaintiffs allege violations of the federal securities laws and the suit is certified as a class action. The class consists of persons that purchased shares of our common stock between August 10, 2000 and January 21, 2002. The case alleges weaknesses in the software systems selected by our recently sold StarMed Staffing subsidiary, and the purported negative effects of such systems on our business operations. The plaintiff filed a second amended complaint in November 2003 after the District Court Judge's ruling that the plaintiff must present its claims with more focus and "sufficient particularity" before the court can entertain a motion to dismiss. A hearing on our motion to dismiss was held on May 25, 2004 and a ruling is pending.

     In August 2002, a derivative lawsuit was filed in the Circuit Court of St. Louis County, Missouri against us and certain of our former and current directors. The complaint, which is based upon substantially the same facts as are alleged in the federal securities class action, was filed on behalf of the derivative plaintiff by a law firm that had earlier filed suit in the federal case. We filed a motion to dismiss based primarily on the derivative plaintiff's failure to make a pre-suit demand, which is pending. The federal court hearing the securities law class action has stayed discovery in the derivative proceeding until the federal court makes its ruling on our motion to dismiss.

     In July 2003, a civil action was filed under the qui tam provisions of the False Claims Act in the United States District Court for the Eastern District of Arkansas, seeking treble damages, civil penalties, back pay, and special damages from us and Baxter County Regional Hospital. The allegations contained in the suit, brought by a former independent contractor of ours and a former Baxter physical therapist, relate to the proper clinical diagnoses of patients treated at the hospital's acute rehabilitation unit for Medicare reimbursement purposes, for which Baxter received reimbursement in excess of $5,000,000. The original action was filed on August 21, 2000, under seal, and an investigation by the United States Department of Justice resulted in a department determination not to intervene. We and Baxter also initiated an internal and external audit that concluded the allegations were unfounded and that we and Baxter were in compliance with Medicare regulations. We have agreed to indemnify Baxter for all fees and expenses on all counts except one, arising out of the action. The court recently denied both parties motions to dismiss and we have commenced discovery.

     In February 2004, Bond International Software Group, Inc. filed a suit against our former StarMed Staffing subsidiary in the United States District Court for the Eastern District of Virginia. The suit alleged breach of contract for licensed software and related development configuration, support and maintenance servicing. On June 22, 2004, the parties reached an agreement in principle pursuant to which we will pay $150,000 in cash to Bond and each party will agree to release all claims against the other party related to this matter. The definitive settlement and release is currently being negotiated and we anticipate it will be signed shortly.

     On May 7, 2004 we filed a civil action against The Queens Medical Center ("Queens"), in the U.S. District Court, District for Hawaii, for breach of contract, including past due service fees in the amount of approximately $300,000. On May 29, 2004, Queens filed a counterclaim against us, alleging breach of contract and seeking indemnification in the aggregate amount of approximately $1.3 million, which represents the total Queens alleges they paid back to Medicare for erroneous billings with respect to the skilled nursing unit we managed, additional management fees already paid to us and an estimate of their attorney's fees.

                                    25 of 28

REHABCARE GROUP, INC.

--------------------------------------

     The Wage and Hour Division of the United States Department of Labor has been conducting an investigation of our former StarMed Staffing subsidiary. The investigation is focused on minimum wage and overtime compensation of employees who worked as on-call coordinators. Recently, the local office conducting the investigation requested payroll information concerning office and field staff employees (other than staffing coordinators and other exempt personnel) who worked on-call shifts in addition to their regular duties. We are in the process of assembling the information requested.

     Several federal lawsuits have been filed by certain on-call and staffing coordinators seeking overtime compensation and related damages. These individuals were employed by our former staffing division. The individuals seek to bring a collective or class action on behalf of all similarly situated persons. Two of these cases have been consolidated in the United States District Court for the Central District of California. A motion to consolidate a third case is pending. Motions to proceed as a collective or class action have been filed but have not yet been heard.

     In addition to the above matters, we are a party to a number of other claims and lawsuits. While these actions are being contested, the outcome of individual matters is not predictable with assurance. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. We do not believe that any liability resulting from any of the above matters, after taking into consideration our insurance coverage and amounts already provided for, will have a material adverse effect on our consolidated financial position, cash flows or liquidity. However, such matters could have a material effect on results of operations in a particular quarter or fiscal year as they develop or as new issues are identified.


                                    26 of 28

REHABCARE GROUP, INC.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)  Exhibits

             See exhibit index

    (b) Reports on Form 8-K

            The Company has filed or provided to the Securities and Exchange Commission the following Current Reports on Form 8-K during the period ended June 30, 2004:

        Filing Date           Description of Event
        -----------           --------------------

        April 14, 2004        Item 5 Other Events and Regulation FD Disclosure -
                              Filed a modification to the RehabCare Group, Inc.
                              Second Amended and Restated 1996 Long Term
                              Performance Plan.

        May 4, 2004           Item 5 Other Events and Regulation FD Disclosure -
                              Filed a press release dated May 3, 2004 announcing the election of John H. Short, Ph.D. to President and Chief Executive Officer of the Company and the acquisition of Phase 2 Consulting, a healthcare management consulting firm.

        May 6, 2004           Item 9  Regulation  FD  Disclosure  and Item 12
                              Results of Operations and  Financial  Condition -
                              Providing a press release dated May 6, 2004 announcing first quarter 2004 results of operations and guidance for the full year 2004 and a script for the conference call with investors held on May 6, 2004.

        May 21, 2004          Item 9 Regulation FD Disclosure - Providing slides
                              to be used by the Company in investor relations presentations.

        June 2, 2004          Item 5 Other Events and Regulation FD Disclosure -
                              Filing  a  press  release  dated  June  1,  2004
                              announcing   the election  of Joseph R.  Swedish
                              to the Board of  Directors of the Company.


                                    27 of 28

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               REHABCARE GROUP, INC.

August 6, 2004



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

                                    28 of 28

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



Date:  August 6, 2004


                                                     By: /s/       John H. Short
                                                         -----------------------
                                                                   John H. Short
                                                                   President and
                                                         Chief Executive Officer
                                                           RehabCare Group, Inc.

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



Date:  August 6, 2004

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

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. Short, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                     By: /s/       John H. Short
                                                         -----------------------
                                                                   John H. Short
                                                                   President and
                                                         Chief Executive Officer
                                                           RehabCare Group, Inc.
                                                                  August 6, 2004


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

                                                                    Exhibit 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent L. Germanese, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                   By: /s/  Vincent L. Germanese
                                                       -------------------------
                                                            Vincent L. Germanese
                                                          Senior Vice President,
                                                         Chief Financial Officer
                                                                   and Secretary
                                                           RehabCare Group, Inc.
                                                                  August 6, 2004


* A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.