Form 10-Q
period 2004-09-30
REHABCARE GROUP INC
filed 2004-11-08
CIK 812191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                               ------------------

                         Commission File Number 0-19294

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the transition period from - to


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
                                           -----

Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.


                Class                           Outstanding at November 3, 2004
--------------------------------------          -------------------------------
Common Stock, par value $.01 per share                    16,414,334








                                    1 of 28

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        September 30, 2004 (unaudited) and December 31, 2003               3

      Condensed consolidated statements of earnings for the three months and nine months ended September 30, 2004 and 2003
         (unaudited)                                                       4

      Condensed consolidated statements of cash flows for the
        nine months ended September 30, 2004 and 2003 (unaudited)          5

      Notes to condensed consolidated financial statements (unaudited)     6

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 17

   Item 3. - Quantitative and Qualitative Disclosures about Market Risks  25

   Item 4. - Controls and Procedures                                      26

Part II. - Other Information                                              26

   Item 1. - Legal Proceedings                                            26

   Item 6. - Exhibits                                                     27

   Signatures                                                             28



                                    2 of 28

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements

                              REHABCARE GROUP, INC.
                      Condensed Consolidated Balance Sheets
             (dollars in thousands, except share and per share data)

                                                     September 30, December 31,
                                                         2004          2003
                                                         ----          ----
                  Assets                              (unaudited)
                  ------
Current assets:
    Cash and cash equivalents                         $ 43,919     $ 28,320
    Restricted cash                                      3,061           --
    Marketable securities, available-for-sale               --       10,065
    Accounts receivable, net of allowance for doubtful
      accounts of $5,740 and $3,422, respectively       69,269       62,744
    Deferred tax assets                                  8,231       14,706
    Other current assets                                 2,208        1,912
                                                       -------      -------
      Total current assets                             126,688      117,747
Marketable securities, trading                           3,929        3,665
Equipment and leasehold improvements, net               13,652       14,063
Excess of cost over net assets acquired, net            62,368       48,729
Intangible assets, net                                   9,867           48
Assets held for sale                                        --       46,171
Investment in unconsolidated affiliate                  39,441           --
Other                                                    3,679        3,203
                                                       -------      -------
   Total assets                                       $259,624     $233,626
                                                       =======      =======

         Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                 $  3,773     $     --
    Accounts payable                                     1,115          763
    Accrued salaries and wages                          28,107       24,035
    Accrued expenses                                    16,820       14,800
    Income taxes payable                                 1,147        1,197
                                                       -------      -------
      Total current liabilities                         50,962       40,795
Long-term debt, less current portion                       466           --
Deferred compensation                                    3,976        3,682
Deferred tax liabilities                                 5,567        1,423
Liabilities held for sale                                   --        9,771
                                                       -------      -------
      Total liabilities                                 60,971       55,671
                                                       -------      -------

Stockholders' equity:
   Preferred stock, $.10 par value, authorized
      10,000,000 shares, none issued and outstanding        --           --
    Common stock, $.01 par value; authorized 60,000,000
      shares, issued 20,412,932 shares and 20,144,577
      shares as of September 30, 2004 and December 31,
      2003, respectively                                   204          201
    Additional paid-in capital                         118,516      114,704
    Retained earnings                                  134,637      117,753
    Less common stock held in treasury at cost,
      4,002,898 shares as of September 30, 2004 and
      December 31, 2003                                (54,704)     (54,704)
      Accumulated other comprehensive earnings              --            1
                                                       -------      -------
      Total stockholders' equity                       198,653      177,955
                                                       -------      -------
      Total liabilities and stockholders' equity     $ 259,624     $233,626
                                                       =======      =======

      See accompanying notes to condensed consolidated financial statements.

                                    3 of 28

                              REHABCARE GROUP, INC.
                  Condensed Consolidated Statements of Earnings
                  (amounts in thousands, except per share data)
                                   (Unaudited)


                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                      2004       2003         2004       2003
                                      ----       ----         ----       ----
Operating revenues                  $93,277   $134,962     $288,718    $409,847
Costs and expenses:
   Operating expenses                66,638    103,581      207,348     310,486
   Selling, general &
        administrative:
      Divisions                       7,596     15,786       25,132      51,213
      Corporate                       6,193      6,553       18,786      20,288
   Restructuring charge                  --      1,286        1,615       1,286
   Gain on sale of business              --         --         (485)         --
   Depreciation and amortization      2,125      2,084        5,903       6,429
                                     ------    -------      -------     -------
     Total costs and expenses        82,552    129,290      258,299     389,702
                                     ------    -------      -------     -------

     Operating earnings              10,725      5,672       30,419      20,145
Interest income                         105         40          216          83
Interest expense                       (277)      (184)        (760)       (532)
Other income (expense)                   (4)        10          (54)        (63)
                                     ------    -------      -------     -------
Earnings before income taxes
     and equity in net
       loss of affiliate             10,549      5,538       29,821      19,633
Income taxes                          4,378      2,215       12,378       7,809
Equity in net loss of affiliate         (96)        --         (559)         --
                                     ------    -------      -------    --------
     Net earnings                   $ 6,075   $  3,323     $ 16,884    $ 11,824
                                     ======    =======      =======     =======

Net earnings per common share:
     Basic                          $  0.37   $   0.21     $   1.04    $   0.74
                                     ======    =======      =======     =======
     Diluted                        $  0.36   $   0.20     $   1.00    $   0.72
                                     ======    =======      =======     =======
Weighted-average number of
  common shares outstanding:
     Basic                           16,302     16,086       16,230      15,962
                                     ======    =======      =======     =======
     Diluted                         16,867     16,540       16,819      16,507
                                     ======    =======      =======     =======

     See accompanying notes to condensed consolidated financial statements.

                                    4 of 28

                                REHABCARE GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                     (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                             2004       2003
Cash flows from operating activities:
   Net earnings                                          $ 16,884   $ 11,824
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation and amortization                       5,903      6,429
        Provision for doubtful accounts                     3,296      2,704
        Equity in net loss of affiliate                       559         --
        Write-down of investment                               --         50
        Income tax benefit realized on employee
           stock option exercises                           1,521        764
        Restructuring charge                                1,615        871
        Gain on sale of business                             (485)        --
        Change in assets and liabilities:
           Accounts receivable, net                        (5,521)    (6,033)
           Prepaid expenses and other current assets         (296)      (133)
           Other assets                                      (392)       337
           Net assets held for sale                         1,903         --
           Accounts payable and accrued expenses             (292)     1,680
           Accrued salaries and wages                       2,889      1,950
           Deferred compensation                              247       (703)
           Income taxes                                     7,675         76
                                                          -------     ------
               Net cash provided by operating activities   35,506     19,816
                                                          -------     ------

Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net  (4,016)    (4,074)
   Purchase of marketable securities                      (18,534)    (5,288)
   Proceeds from sale/maturities of marketable securities  28,382        996
   Increase in restricted cash                             (3,061)        --
   Disposition of business                                 (4,188)        --
   Purchase of businesses, net of cash acquired           (19,586)        --
   Other, net                                                (723)      (606)
                                                          -------     ------
               Net cash used in investing activities      (21,726)    (8,972)
                                                          -------     ------

Cash flows from financing activities:
   Principal payments on long term debt                      (360)        --
   Exercise of stock options                                2,179      1,996
                                                          -------     ------
               Net cash provided by financing activities    1,819      1,996
                                                          -------     ------
               Net increase in cash and cash equivalents   15,599     12,840
Cash and cash equivalents at beginning of period           28,320      9,580
                                                          -------     ------
Cash and cash equivalents at end of period               $ 43,919   $ 22,420
                                                          =======     ======

     See accompanying notes to condensed consolidated financial statements.


                                    5 of 28

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
              Nine Month Periods Ended September 30, 2004 and 2003
                                   (Unaudited)

Note 1. - Basis of Presentation
-------------------------------

     The condensed consolidated balance sheets and related condensed consolidated statements of earnings, and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of RehabCare Group, Inc. and its wholly owned subsidiaries (the "Company"). The Company accounts for its investment in a less than 50% owned affiliate using the equity method. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. The results of operations for the three months and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to current year presentation.

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

                                         Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                            2004     2003        2004     2003
                                            ----     ----        ----     ----
                                          (in thousands, except per share data)
Net earnings, as reported                  $6,075   $3,323     $16,884  $11,824
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                  928      860       2,793    3,041
                                            -----    -----      ------   ------

Pro forma net earnings                     $5,147   $2,463     $14,091  $ 8,783
                                            =====    =====      ======   ======

Basic net earnings per share: As reported  $ 0.37   $ 0.21     $  1.04  $  0.74
                                            =====    =====      ======   ======
                              Pro forma    $ 0.32   $ 0.15     $  0.87  $  0.55
                                            =====    =====      ======   ======

Diluted net earnings per
        share:                As reported  $ 0.36   $ 0.20     $  1.00  $  0.72
                                            =====    =====      ======   ======
                              Pro forma    $ 0.31   $ 0.15     $  0.84  $  0.53
                                            =====    =====      ======   ======

Note 4. - Restricted Cash and Other Insurance Collateral Commitments
--------------------------------------------------------------------

     Under the terms of the Company's general and professional liability insurance policy, the insurance carrier requires that we provide collateral for reimbursement of claim payments. As one component of the collateral, we have entered into a trust agreement with our insurance carrier under which we have deposited $3.1 million for its benefit in an escrow account with a bank. We can access this cash no sooner than two business days after we and the insurance carrier notify the bank that suitable replacement collateral has been moved to the insurance carrier. The insurance carrier may only draw on these funds in the event of a default as defined in the trust agreement. The Company also has $10.0 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount the Company may borrow against its line of credit. Finally, the Company has a $4.2 million promissory note issued to its workers compensation carrier as additional collateral. The promissory note is not recorded as a liability on the balance sheet as it only becomes payable upon an event of default as defined in the workers compensation security agreement.

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

                                    7 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

      The following table sets forth the computation of basic and diluted net earnings per share:
                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                        2004       2003        2004       2003
                                        ----       ----        ----       ----
                                         (in thousands, except per share data)
Numerator:
Numerator for basic/diluted net
   earnings per share - net earnings
   available to common stockholders    $ 6,075     $ 3,323     $16,884   $11,824
                                        ======      ======      ======    ======
Denominator:
Denominator for basic net earnings
   per share - weighted-average
   shares outstanding                   16,302      16,086      16,230    15,962
Effect of dilutive securities:
   Stock options                           565         454         589       545
                                        ------      ------      ------    ------
Denominator for diluted net
   earnings per share - adjusted
   weighted-average shares              16,867      16,540      16,819    16,507
                                        ======      ======      ======    ======

Basic net earnings per share           $  0.37     $  0.21     $  1.04   $  0.74
                                        ======      ======      ======    ======

Diluted net earnings per share         $  0.36     $  0.20     $  1.00   $  0.72
                                        ======      ======      ======    ======

Note 6. - Comprehensive Income
------------------------------

      Comprehensive income for the three-month and nine-month periods ended September 30, 2004 consisted only of net income. For the three-month and nine-month periods ended September 30, 2003, the Company's only adjustment from net income to comprehensive income was the net of tax impact of unrealized holding gains on marketable securities in the amount of ($1,000) and ($2,000), respectively.

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

     At December 31, 2003, the assets and liabilities of StarMed were reported as assets and liabilities held for sale and were recorded at their estimated fair market value less estimated costs to sell. Upon consummating the sale on February 2, 2004, the Company recorded a gain of $485,000 as a result of adjusting the estimated costs to sell for then current information, recording a liability for the estimated fair value of the indemnification provided to InteliStaf in accordance with the sale agreement and as a result of changes in the underlying asset and liability balances between December 31, 2003 and February 2, 2004. This gain will be subject to further refinement once the closing balance sheet has been agreed to by the parties and all costs to sell have been finalized. These adjustments are not expected to be material.



                                    8 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

     As stated above, as part of the sale agreement, the Company indemnified InteliStaf from certain obligations and liabilities, whether known or unknown, which arose out of the operation of StarMed prior to February 2, 2004. As of September 30, 2004, the Company has approximately $0.8 million accrued for this indemnification. This liability is reported in accrued expenses on the September 30, 2004 balance sheet.

Note 8. - Investment in Unconsolidated Affiliate
------------------------------------------------

     As stated in note 7, the Company sold its StarMed staffing business to InteliStaf on February 2, 2004 in exchange for a 25% interest in InteliStaf on a fully diluted basis. The Company uses the equity method to account for its investment in InteliStaf and recorded its initial investment at its fair value of $40 million, as determined by a third party valuation firm. A summary of the results of operations for the three months ended September 30, 2004 and the period from February 2, 2004 to September 30, 2004 and financial position as of September 30, 2004 follows (dollars in thousands):

                                                                 Period from
                                   Three Months Ended        February 2, 2004 to
                                   September 30, 2004        September 30, 2004
                                   ------------------        ------------------

      Net operating revenues            $ 73,794                   $218,475
      Operating loss                         (30)                      (988)
      Net loss                              (516)                    (2,232)


                                   September 30, 2004
                                   ------------------

      Current assets                    $ 67,550
      Noncurrent assets                  100,514
                                         -------
         Total assets                   $168,064
                                         =======

      Current liabilities               $ 38,582
      Noncurrent liabilities              42,580
                                         -------
         Total liabilities              $ 81,162
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

                                    9 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

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

     During the second quarter of 2004, the Company reassessed the restructuring reserve remaining related to the actions taken during the third quarter of 2003 and determined that the reserve for severance costs was in excess of the remaining estimated costs. Accordingly, approximately $51,000 of the reserve was reversed to income. Additionally, during the second and third quarters, the Company determined that the reserve remaining for lease exit costs was approximately $48,000 less than the remaining expected costs. A portion of the excess severance cost reserve was reclassified to the lease exit cost reserve.

      The following table summarizes the year-to-date activity, through September 30, 2004, with respect to these restructuring activities:

                                              (dollars in thousands)
                                                             Leasehold
                                                            Improvement
                                      Severance  Exit Costs  Write-off  Total
                                      ---------  ----------  ---------  -----
      Balance at December 31, 2003    $   351        $ 145     $  --   $   496
      Restructuring charge                736          520       359     1,615
      Reclassification                    (48)          48        --        --
      Cash payments and
         non-cash utilization          (1,021)        (158)     (359)   (1,538)
                                       ------         ----      ----    ------
      Balance at September 30, 2004   $    18        $ 555     $  --   $   573
                                       ======         ====      ====    ======

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

      Equipment and leasehold improvements, net       $    16
      Identifiable intangibles, principally
         trade name, customer relationships
         and noncompete agreements                      1,660
      Excess of cost over net assets acquired           2,595
                                                       ------
                                                      $ 4,271
                                                       ======

     In accordance with the terms of the purchase agreement, the seller is entitled to additional earn-out consideration up to, but not exceeding, $799,000. The payment of this earn-out is contingent upon the execution of new therapy contracts as defined in the agreement. On July 31, 2004, the first of two earn-out calculations was performed resulting in an increase to the purchase price of approximately $159,000 and a corresponding increase to the excess of cost over net assets acquired. Any additional contingent consideration paid as a result of this contract provision will be recorded at the time the contingency is resolved.



                                    10 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

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

      Accounts receivable, net of allowance           $ 2,978
      Equipment and leasehold improvements, net            39
      Other long-term assets                               12
      Identifiable intangibles, principally
         trade name, customer relationships,
         contractual customer relationships
         and noncompete agreements                      8,790
      Excess of cost over net assets acquired           6,872
      Net deferred tax liabilities                     (2,894)
      Accounts payable                                   (272)
      Accrued salaries and wages                         (535)
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

     On May 3, 2004, the Company purchased the assets of Phase 2 Consulting, Inc. ("Phase 2") for cash. Phase 2, with offices in Salt Lake City, Utah and Austin, Texas is a management consulting firm to the healthcare industry with annual operating revenues of approximately $8 million. The purchase price, including estimated direct acquisition costs, has been allocated as follows (in thousands of dollars):

      Current assets                                  $ 1,324
      Long-term assets                                    100
      Trade name                                          400
      Excess of cost over net assets acquired           4,172
      Accounts payable                                   (133)
      Accrued expenses                                   (412)
                                                       ------
                                                      $ 5,451
                                                       ======

     The purchase price is subject to modification based on a final settlement of the closing balance sheet. One such modification was made during the third quarter to reduce accrued vacation by approximately $120,000 and to increase the excess of cost over net assets acquired by the same amount.

     John Short, Ph.D., the managing director and majority owner of Phase 2, is President and Chief Executive Officer of the Company and a member of the Company's Board of Directors.

     The following pro forma information assumes the acquisitions of CPR, VitalCare and Phase 2 occurred at the beginning of the three-month period ended September 30, 2003 and nine-month periods presented. The financial information reported for the three-month period ended September 30, 2004 is the actual financial information reported for the quarter as all three acquisitions occurred prior to the beginning of the quarter. This information is not necessarily indicative either of results of operations that would have occurred had the purchases actually been made at the beginning of the periods presented, or of the future results of the Company.

                                    11 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

                                       (in thousands,except per share data)
                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                   2004        2003           2004      2003
                                As Reported   Pro Forma    Pro Forma   Pro Forma
                                -----------   ---------    ---------   ---------
Operating revenues               $93,277     $142,704     $294,632    $433,831
Net earnings                     $ 6,075     $  3,906     $ 17,198    $ 14,021
Diluted net earnings per share   $  0.36     $   0.24     $   1.03    $   0.85

Note 11. - Excess of Cost Over Net Assets Acquired and Other Intangible Assets
------------------------------------------------------------------------------

     At September 30, 2004 and 2003, the Company had the following excess of cost over net assets acquired and other intangible asset balances:

                                               (dollars in thousands)
                                     September 30, 2004     September 30, 2003
                                     ------------------     ------------------
                                    Gross                  Gross
                                   Carrying   Accumulated Carrying  Accumulated
                                    Amount   Amortization  Amount   Amortization
                                    ------   ------------  ------   ------------
      Amortized Intangible Assets:
        Noncompete agreements       $  320    $    (58)    $  --       $  --
        Contractual customer
           relationships             8,800      (1,025)      100         (46)
                                     -----      ------       ---         ---
           Total                    $9,120    $ (1,083)    $ 100       $ (46)
                                     =====      ======       ===         ===

      Unamortized Intangible Assets:
        Trade names                 $1,830                 $ --
                                     =====                  ===

     Amortization expense was approximately $432,000 and $1,030,000 for the quarter and nine-month period ended September 30, 2004, respectively and approximately $7,000 and $20,000 for the quarter and nine-month period ended September 30, 2003, respectively. Estimated annual amortization expense for the next 5 years is: 2004 - $1.5 million; 2005 - $1.7 million; 2006 - $1.7 million; 2007 - $1.0 million and 2008 - $0.8 million.

     The changes in the carrying amount of excess of cost over net assets acquired for the nine months ended September 30, 2004 are as follows:

                                              (dollars in thousands)
                                        Hospital
                                    Rehabilitation  Contract
                                        Services     Therapy    Other     Total
                                        --------     -------    -----     -----
      Balance at December 31, 2003      $35,739     $12,990    $   --    $48,729
      Acquisitions                        6,872       2,595     4,172     13,639
                                         ------      ------     -----     ------
      Balance at September 30, 2004     $42,611     $15,585    $4,172    $62,368
                                         ======      ======     =====     ======



                                    12 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

Note 12. - Long-term Debt
-------------------------

     As part of the purchases of CPR and VitalCare, the Company issued long-term subordinated promissory notes to the respective selling parties. In the case of CPR, the Company issued a promissory note with a face value of $1.44 million and a stated interest rate of 8%. Principal is due in eight equal quarterly installments that started on May 1, 2004 along with accrued but unpaid interest. During the third quarter of 2004, the Company incurred an additional liability in the amount of approximately $159,000 as a purchase price adjustment in accordance with the earn-out provisions of the CPR purchase agreement. The interest rate on the earn-out is 8% per annum. Principal and interest will be paid in 24 equal monthly installments beginning February 28, 2005. On September 30, 2004, the remaining aggregate principal balance was $1.239 million.

     In the VitalCare acquisition, the Company issued a promissory note with a face value of $3 million and a stated interest rate of 7%. Interest is payable November 30, 2004 and August 31, 2005 and the principal is payable in full on August 31, 2005.

Note 13. - Industry Segment Information
---------------------------------------

     Prior to February 2, 2004, when the Company sold its healthcare staffing division, the Company operated in two business segments that were managed separately based on fundamental differences in operations: program management services and healthcare staffing services. Program management includes hospital rehabilitation services (including inpatient acute rehabilitation and skilled nursing units and outpatient therapy programs) and contract therapy programs. Virtually all of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months and nine months ended September 30, 2004 and 2003 in each industry segment is as follows:

                              Three Months Ended           Nine Months Ended
                                 September 30,               September 30,
                               2004          2003         2004           2003
                               ----          ----         ----           ----
Operating Revenues from
Unaffiliated Customers                     (dollars in thousands)
--------------------------
   Program management:
     Hospital
     rehabilitation
     services                $ 48,427      $ 46,503      $144,032      $138,975
     Contract therapy          42,895        33,607       124,677        97,447
                              -------       -------       -------       -------
     Program
     management total          91,322        80,110       268,709       236,422
   Healthcare staffing             --        55,191        16,727       174,501
   Other operations             1,955            --         3,353            --
                              -------      --------       -------       -------
        Subtotal               93,277       135,301       288,789       410,923
    Less intercompany
        revenues*                  --          (339)          (71)       (1,076)
                              -------       -------       -------       -------
        Total                $ 93,277      $134,962      $288,718      $409,847
                              =======       =======       =======       =======

*Intercompany revenues represent sales at market rates from the Company's healthcare staffing segment to the Company's program management segment.

                                    13 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

                               Three Months Ended           Nine Months Ended
                                  September 30,               September 30,
                                2004          2003         2004           2003
                                ----          ----         ----           ----
Operating Earnings                          (dollars in thousands)
--------------------------
   Program management:
     Hospital
     rehabilitation
     services                 $ 8,340       $ 8,634       $25,201       $23,651
     Contract therapy           2,301           913         6,718         4,464
                               ------        ------        ------        ------
     Program
     management total          10,641         9,547        31,919        28,115
   Healthcare staffing             --        (2,589)          (78)       (6,684)
   Other operations                84            --           193            --
                               ------        ------       -------       -------
        Subtotal               10,725         6,958        32,034        21,431
   Restructuring charge            --        (1,286)       (1,615)       (1,286)
                               ------        ------        ------        ------
        Total                 $10,725       $ 5,672       $30,419       $20,145
                               ======        ======        ======        ======

                              Three Months Ended           Nine Months Ended
                                 September 30,               September 30,
                               2004          2003         2004           2003
                               ----          ----         ----           ----
Depreciation and
Amortization                               (dollars in thousands)
--------------------------
   Program management:
     Hospital
     rehabilitation
     services                 $ 1,368       $ 1,252       $ 3,749       $ 4,024
     Contract therapy             749           343         2,143           993
                                -----         -----         -----         -----
     Program
     management total           2,117         1,595         5,892         5,017
   Healthcare staffing             --           489            --         1,412
   Other operations                 8            --            11            --
                                -----         -----         -----         -----
        Total                 $ 2,125       $ 2,084       $ 5,903       $ 6,429
                                =====         =====         =====         =====

                              Three Months Ended           Nine Months Ended
                                 September 30,               September 30,
                               2004          2003         2004           2003
                               ----          ----         ----           ----
Capital Expenditures                       (dollars in thousands)
--------------------------
   Program management:
     Hospital
     rehabilitation
     services                 $   924       $   892       $ 2,061       $ 1,694
     Contract therapy             890           659         1,927         1,289
                                -----         -----        ------         -----
     Program
     management total           1,814         1,551         3,988         2,983
   Healthcare staffing             --           126            --         1,091
   Other operations                15            --            28            --
                                -----         -----         -----         -----
        Total                 $ 1,829       $ 1,677       $ 4,016       $ 4,074
                                =====         =====         =====         =====


                                    14 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

                                 Total Assets             Unamortized Goodwill
                                 September 30,               September 30,
                               2004          2003         2004           2003
                               ----          ----         ----           ----
                                           (dollars in thousands)
   Program management:
     Hospital
     rehabilitation
     services                 $162,631      $128,762      $ 42,611      $ 35,739
     Contract therapy           51,484        40,581        15,585        12,990
                               -------       -------       -------       -------
     Program
     management total          214,115       169,343        58,196        48,729
   Healthcare staffing              --        86,607            --        52,956
   Other operations              6,068            --         4,172            --
   Corporate -
investment in
   unconsolidated
   affiliate                    39,441            --            --            --
                               -------       -------       -------       -------
        Total                 $259,624      $255,950      $ 62,368      $101,685
                               =======       =======       =======       =======

Note 14. - Related Party Transactions
-------------------------------------

     Beginning in the third quarter of 2003, the Company has retained a software vendor for various computer related services. John H. Short, President and Chief Executive Officer and a director of our Company, and Theodore M. Wight, a director of our Company, are also directors of the software vendor company. Messrs. Wight and Short and their affiliated entities own 27.3% and 5.5% of the fully diluted capitalization of the software company, respectively. Each of the completed projects and the vendor's fees have been disclosed in the Company's prior reports. The Company continues to utilize the software vendor for website hosting services at an approximate annual cost of $73,000. This contract is cancelable upon 60 days notice.

     In September 2004, the Company engaged the software vendor to provide services in connection with developing the Company's HR center/employee portal. The services are expected to be performed over a 12 week period of time once the project is started and are expected to cost approximately $96,000 plus out of pocket expenses. During the second and third quarters of 2004, the Company also engaged the software vendor in several other minor projects with a total aggregate cost of less than $10,000.

     Prior to the Company's acquisition of Phase 2 on May 3, 2004, Phase 2 entered into a joint marketing arrangement with the aforementioned software vendor. This agreement remains in force and during the third quarter of 2004, Phase 2 paid the software vendor $15,000 in conjunction with this agreement.

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


                                    15 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

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

     In accordance with the terms of the Transition Services Agreement between the Company and InteliStaf, the Company agreed to provide certain accounting and back-office services to InteliStaf until such time as those activities were fully integrated by InteliStaf. These services are being billed at cost. During the period from February 2, 2004, to September 30, 2004, the Company performed services under this agreement with an aggregate cost of approximately $1.5 million. These costs have been netted against reimbursements from InteliStaf in the Company's statements of earnings.

     During the second and third quarters of 2004, the Company purchased air transportation services from 55JS Limited, Co. in the amount of approximately $29,000 and $87,000, respectively. 55JS Limited, Co. is owned by the Company's President and Chief Executive Officer, John Short. The air transportation services are billed to the Company, at cost, for hourly usage of 55JS's plane for Company business.

     During the third quarter of 2004, the management of Phase 2 had a senior management retreat at the Diamond D Ranch. The Diamond D Ranch is 25% owned by John Short. The total cost of the retreat was approximately $40,000. This entire amount was pre-funded by Phase 2 prior to the Company's acquisition of Phase 2 on May 3, 2004. The pre-funded balance was reported as a current asset on the closing balance sheet of Phase 2.

                                    16 of 28

REHABCARE GROUP, INC.

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include, but are not limited to, our ability to integrate acquisitions and to implement client partnering relationships within the expected timeframes and to achieve the revenue and earnings levels from such acquisitions and relationships at or above the levels projected; the timing and financial effect of restructuring efforts with respect to our continuing businesses; changes in and compliance with governmental reimbursement rates and other regulations or policies affecting our continuing businesses; our ability to attract new client relationships or to retain and grow existing client relationships through expansion of our hospital rehabilitation and contract therapy service offerings and the development of alternative product offerings; the future operating performance of InteliStaf Holdings, Inc., and the rate of return that we will be able to achieve from our equity interest in InteliStaf; the adequacy and effectiveness of our operating and administrative systems; our ability and the additional costs of attracting administrative, operational and professional employees; significant increases in health, workers' compensation and professional and general liability costs; litigation risks of our past and future business, including our ability to predict the ultimate costs and liabilities or the disruption of our operations; competitive and regulatory effects on pricing and margins; and general economic conditions, including efforts by governmental reimbursement programs, insurers, healthcare providers and others to contain healthcare costs.

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

Selected Operating Statistics:
                                        Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                         2004        2003       2004      2003
                                         ----        ----       ----      ----
Hospital Rehabilitation Services
--------------------------------
Operating Revenues (in thousands)
  Inpatient                            $37,253     $34,161    $109,717  $102,076
  Outpatient                            11,174      12,342      34,315    36,899
                                        ------      ------     -------   -------
  Total                                $48,427     $46,503    $144,032  $138,975

Average Number of Programs
  Inpatient                                147         133         141       135
  Outpatient                                41          48          42        49
                                           ---          --         ---       ---
  Total                                    188         181         183       184

Contract Therapy
----------------
Operating Revenues (in thousands)      $42,895     $33,607    $124,677  $ 97,447
Average Number of Locations                592         473         567       453
Average Revenue per Location           $72,452     $71,094    $219,907  $215,113

Other Operations
----------------
Operating revenues (in thousands)      $ 1,955          --    $  3,353        --

                                    17 of 28

REHABCARE GROUP, INC.

Three Months Ended  September 30, 2004 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 2003
--------

Operating Revenues

     Operating revenues during the third quarter of 2004 decreased by $41.7 million, or 30.9%, to $93.3 million compared to $135.0 million in the third quarter of 2003. The revenue decline was primarily due to the sale of the healthcare staffing division, which had revenues of $55.2 million in the third quarter of 2003, on February 2, 2004. Revenues for hospital rehabilitation services and contract therapy increased 4.1% and 27.6%, respectively in the third quarter of 2004 compared to the third quarter of 2003.

     Hospital rehabilitation services revenue increased by 4.1% from $46.5 million in the third quarter of 2003 to $48.4 million in the third quarter of 2004. The revenue increase of $1.9 million was mostly attributable to the March 1, 2004 acquisition of VitalCare, which contributed revenues of approximately $3.4 million in the third quarter of 2004, partially offset by a lower number of continuing same store units. The average number of locations managed by the division, including those added by the acquisition of VitalCare, increased 3.9% from 181 in the third quarter of 2003 to 188 in the third quarter of 2004. The VitalCare acquisition originally added 24 units, however 2 of those units have since closed as a result of the host hospitals ceasing their operations due to the deteriorating healthcare environment in the state of California. The average revenue per location in the inpatient business decreased 1.1% year-over-year from $256,700 to $253,900. This decline is primarily attributable to the addition of smaller average size VitalCare units, partially offset by a 5.1% increase in same store discharges as a result of more effective community education and awareness. Revenues from our outpatient business declined 9.5% year-over-year as a result of both a lower same store volumes and a reduced number of locations, primarily driven by increased competition from physician practices and the closure of certain smaller, less profitable locations.

     Contract therapy revenue increased by 27.6% from $33.6 million in the third quarter of 2003 to $42.9 million in the third quarter of 2004. While a portion of the revenue increase, $2.9 million, is attributable to the acquisition of CPR Therapies, LLC in the first quarter of 2004, the division's business development sales efforts were the driving factor behind the revenue increase. The average number of contract therapy locations managed by the division during the quarter increased 25.2% from 473 in the third quarter of 2003 to 592 in the third quarter of 2004. The average revenue per location increased 1.9% year-over-year from approximately $71,100 to $72,500 per location. The division realized strong same store growth for the periods being compared; however, the termination of several large, mature programs in the second quarter and the smaller average size of the sixty CPR Therapies facilities purchased partially offset this growth.

Cost and Expenses

     The ratios of operating expenses and selling, general and administrative expenses as a percentage of revenues were significantly affected by the sale of our healthcare staffing division on February 2, 2004. Historically, the healthcare staffing division's operating and selling, general and administrative expenses as a percentage of revenues were higher than our other divisions. As a result, with the sale of that division, we experienced improvements in these ratios on a year-over-year basis with the ratio of operating expenses to revenues improving from 76.7% in the third quarter of 2003 to 71.4% in the third quarter of 2004 and the ratio of selling, general and administrative expenses as a percentage of revenues improving from 16.6% in the third quarter of 2003 to 14.8% in the third quarter of 2004. These improvements were achieved despite the fact that corporate selling, general and administrative expenses were absorbed over a smaller revenue base during the third quarter of 2004. Depreciation and amortization expense remained flat at $2.1 million in both the third quarter of 2004 and 2003 as lower depreciation and amortization resulting from the sale of the healthcare staffing division was offset by increased amortization on

                                    18 of 28

REHABCARE GROUP, INC.

Three Months Ended  September 30, 2004 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 2003 (Continued)
--------------------

intangible assets relating to the acquisitions of CPR Therapies and VitalCare.

     Corporate selling, general and administrative expenses decreased approximately $0.4 million to $6.2 million in the third quarter of 2004 from $6.6 million in the third quarter of 2003. This reduction was the result of restructuring actions initiated during the third quarter of 2003 and the first quarter of 2004 to streamline and better align our corporate support activities with our operating activities. We have not further reduced these costs as it is our intention to grow our company to a substantially larger size, and some of the remaining infrastructure will be needed to manage that growth. As these growth plans come to fruition, we expect to re-deploy some of these costs. In the interim, as a result of selling our healthcare staffing division, a number of fixed costs that had previously been allocated to our three divisions are now being allocated between the remaining two divisions. For the hospital rehabilitation services division, corporate selling, general and administrative expenses increased from $2.2 million to $3.0 million, or as a percentage of operating revenues from 4.7% to 6.2%. In contract therapy, these costs increased from $2.1 million to $3.1 million, or as a percentage of operating revenues from 6.2% to 7.3%.

     Total hospital rehabilitation services costs and expenses increased 5.9% from $37.9 million in the third quarter of 2003 to $40.1 million in the third quarter of 2004. As a percentage of net revenues, the division's direct operating expenses decreased from 66.1% of net revenues to 65.5% of net revenues year-over-year. The improvement in this ratio is primarily due to lower direct operating expenses at the VitalCare units and to an increase in management only contracts versus full staffing agreements. Division selling, general and administrative costs increased as a percentage of revenues from 7.9% in the third quarter of 2003 to 8.2% in the third quarter of 2004 primarily as a result of increased spending on business development activities. Depreciation and amortization expense as a percentage of operating revenues increased slightly from 2.7% in the third quarter of 2003 compared to 2.8% in the third quarter of 2004 as amortization expense increased for certain intangible assets associated with the acquisition of VitalCare. This increase was partially offset by lower allocated software amortization expense. The net effect of the revenue growth, relatively flat overall costs at the divisional level and the allocation of additional corporate overhead from the third quarter of 2003 to the third quarter of 2004 was a $0.3 million decrease in hospital rehabilitation service's operating earnings (earnings before interest and income taxes) from $8.6 million to $8.3 million.

     Total  contract  therapy  costs and  expenses  increased  24.2%  from $32.7 million in the third quarter of 2003 to $40.6 million in the third quarter of 2004, which was due primarily to the increase in direct operating expenses resulting from the increased number of contract therapy locations being managed by the division. As a percentage of net revenues, the division's direct operating expenses decreased from 80.9% of net revenues to 78.0% of net revenues year-over-year. These decreased costs were brought about by a reduced utilization of higher cost contract labor and therapist productivity improvements. In addition, results from the third quarter of 2003 were negatively impacted by lower productivity experienced during the division's complex computer conversion. Contract therapy has continued to leverage its division selling, general and administrative costs, which decreased as a percentage of revenues from 9.2% in the third quarter of 2003 to 7.5% in the third quarter of 2004 as the division was able to continue increasing revenues at a rate faster than it has increased its selling, general and administrative expenses. Depreciation and amortization expense as a percentage of operating revenues increased year-over-year from 1.0% to 1.7%. The increased expense is due to the amortization of the division's proprietary information system implemented in the second half of 2003, and the amortization related to certain intangible assets associated with the acquisition of CPR Therapies. The net


                                    19 of 28

REHABCARE GROUP, INC.

Three Months Ended  September 30, 2004 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 2003 (Continued)
--------------------


effect of the revenue growth, overall cost control improvements at the divisional level and the allocation of additional corporate overhead was a $1.4 million increase in contract therapy's operating earnings from the third quarter of 2003 to the third quarter of 2004 (earnings before interest and income taxes) from $0.9 million to $2.3 million.

Non-operating Items

     Interest income increased marginally in the third quarter of 2004 versus the third quarter of 2003 as a result of higher average cash and investment balances.

     Interest expense is comprised of the commitment fees paid on the unused portion of our line of credit, letter of credit fees and interest expense on the subordinated notes issued in connection with the acquisitions of CPR Therapies and VitalCare. Interest expense in the third quarter of 2004 was $0.3 million, an increase of $0.1 million over the third quarter of 2003. This increase was primarily the result of interest related to the aforementioned subordinated notes and higher outstanding letters of credit. We had no outstanding balance against our line of credit as of September 30, 2004 or September 30, 2003.

     Earnings before income taxes and equity in net loss of affiliate increased $5.0 million or 90.5% to $10.5 million in the third quarter of 2004 from $5.5 million in the third quarter of 2003. The provision for income taxes was $4.4 million in the third quarter of 2004 compared to $2.2 million in the third quarter of 2003, reflecting effective income tax rates of approximately 41.5% and 40.0%, respectively. The effective tax rate increase was primarily the result of non-deductible goodwill associated with the sale of the staffing division in February 2004.

     In connection with the sale of the staffing division to InteliStaf Holdings, Inc., we received a 25% equity interest in InteliStaf. We account for this investment using the equity method. For the third quarter of 2004, our share of InteliStaf's after tax net loss was approximately $0.1 million. InteliStaf's results, particularly operating revenues, have been adversely impacted by the continuing slump in the healthcare staffing industry.

     Net earnings in the third quarter of 2004 increased to $6.1 million compared to $3.3 million in the year ago period. Our diluted net earnings per share increased by 80.0% from $0.20 in the third quarter of 2003 to $0.36 in the third quarter of 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2003
----

Operating Revenues

     Operating revenues during the first nine months of 2004 decreased by $121.1 million, or 29.6%, to $288.7 million compared to $409.8 million in the first nine months of 2003. The revenue decline was primarily due to the sale of the healthcare staffing division, which had revenues of $174.5 million during the first nine months of 2003 compared to $16.7 million in the first nine months of 2004, on February 2, 2004. Revenues for hospital rehabilitation services and contract therapy increased 3.6% and 27.9%, respectively for the first nine months of 2004 compared to the first nine months of 2003.

                                    20 of 28

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2003 (Continued)
----------------


     Hospital rehabilitation services revenue increased by 3.6% from $139.0 million in the nine months ended September 30, 2003 to $144.0 million in the nine months ended September 30, 2004. The acquisition of VitalCare in the first quarter of 2004 contributed $7.8 million to the revenue increase. This increase and an increase in average revenue per location were offset by a decline in the average number of units, excluding those added by the VitalCare acquisition, operated in the first nine months of 2004. The average number of outpatient units managed in the first nine months of 2004 declined 14.3% from the same period in 2003. This decline was the result of closures of certain smaller, less profitable units and from greater competition from physician practices. Overall, the average number of hospital rehabilitation services locations managed by the division decreased 0.5% from 184 in the nine months ended September 30, 2003 to 183 in the nine months ended September 30, 2004. The average revenue per location in the inpatient business increased 3.1% year-over-year from $756,000 to $779,200 per location. The average revenue per location in the outpatient business increased 8.3% year-over-year from $750,900 to $812,800 per location. The increase in inpatient revenue per location was primarily due to a 7.1% increase in same store discharges as a result of more effective community education and awareness. The increase in outpatient revenue per location was primarily due to the closure of certain smaller, less profitable units.

     Contract therapy revenue increased by 27.9% from $97.4 million in the nine months ended September 30, 2003 to $124.7 million in the nine months ended September 30, 2004. While a portion of the revenue increase, $7.2 million, is attributable to the acquisition of CPR Therapies, LLC in the first quarter of 2004, the division's business development sales efforts were the driving factor behind the revenue increase. The average number of contract therapy locations managed by the division during the period increased 25.2% from 453 in the nine months ended September 30, 2003 to 567 in the nine months ended September 30, 2004. The average revenue per location increased 2.2% year-over-year from $215,100 to $219,900 per location. This increase was the result of strong same store growth for the periods being compared; however, some of this growth was offset by the termination of several large, mature programs in the second quarter of 2004 and the smaller average size of the sixty CPR Therapies facilities purchased in February of 2004.

Cost and Expenses

     The ratios of operating expenses and selling, general and administrative expenses as a percentage of revenues were significantly affected by the sale of our healthcare staffing division on February 2, 2004. Historically, the healthcare staffing division's operating and selling, general and administrative expenses as a percentage of revenues were higher than our other divisions. As a result, with the sale of that division, we experienced improvements in these ratios on a year-over-year basis with the ratio of operating expenses to revenues improving from 75.8% in the first nine months of 2003 to 71.8% in the first nine months of 2004 and the ratio of selling, general and administrative expenses as a percentage of revenues improving from 17.4% in the first nine months of 2003 to 15.2% in the first nine months of 2004. These improvements were achieved despite the fact that corporate selling, general and administrative expenses were absorbed over a smaller revenue base during the first nine months of 2004. Depreciation and amortization expense decreased $0.5 million to $5.9 million in the first nine months of 2004 versus $6.4 million in the year ago period, as lower depreciation and amortization resulting from the sale of the healthcare staffing division was partially offset by increased amortization on intangible assets relating to the acquisitions of CPR Therapies and VitalCare.

                                    21 of 28

REHABCARE GROUP, INC.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2003 (Continued)
----------------


     Corporate selling, general and administrative expenses decreased approximately $1.5 million to $18.8 million in the first nine months of 2004 from $20.3 million in the first nine months of 2003. This reduction was the result of restructuring actions taken in the third quarter of 2003 and the first quarter of 2004 to streamline and better align our corporate support activities with our operating activities. We have not further reduced these costs as it is our intention to grow our company to a substantially larger size, and some of the remaining infrastructure will be needed to manage that growth. As these growth plans come to fruition, we expect to re-deploy some of these costs. In the interim, as a result of selling our healthcare staffing division, a number of fixed costs that had previously been allocated to our three divisions are now being allocated between the remaining two divisions. For the hospital rehabilitation services division, corporate selling, general and administrative expenses increased from $6.5 million to $8.5 million, or as a percentage of operating revenues from 4.7% to 5.9%. In contract therapy, these costs increased from $6.0 million to $9.2 million, or as a percentage of operating revenues from 6.2% to 7.4%.

     Total hospital rehabilitation services costs and expenses increased 3.0% from $115.3 million in the nine months ended September 30, 2003 to $118.8 million in the nine months ended September 30, 2004. As a percentage of net revenues, the division's direct operating expenses decreased from 66.7% of net revenues to 65.6% of net revenues year-over-year. The improvement in this ratio is primarily due to lower direct operating expenses at the VitalCare units and to an increase in management only contracts versus full staffing agreements, partially offset by an increase in our provision for doubtful accounts in the first nine months of 2004 as a result of our normal assessment of payment risk. Hospital rehabilitation services has continued to leverage its division selling, general and administrative costs, which decreased as a percentage of revenues from 8.7% in the nine months ended September 30, 2003 to 8.4% in the nine months ended September 30, 2004. The savings in selling, general and administrative expenses was primarily the result of consolidating and restructuring the inpatient and outpatient division specific overhead activities. Depreciation and amortization expense as a percentage of operating revenues declined year-over-year from 2.9% to 2.6%. The decrease was primarily due to a decrease in the allocation of software amortization to the division partially offset by an increase in amortization of certain intangible assets associated with the acquisition of VitalCare. The net effect of the revenue growth, overall cost control improvements at the divisional level and the allocation of additional corporate overhead from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 was a $1.5 million increase in hospital rehabilitation service's operating earnings (earnings before interest and income taxes) from $23.7 million to $25.2 million.

     Total contract therapy costs and expenses increased 26.9% from $93.0 million in the nine months ended September 30, 2003 to $118.0 million in the nine months ended September 30, 2004, which was due primarily to the increase in direct operating expenses resulting from the increased number of contract therapy locations being managed by the division. As a percentage of net revenues, the division's direct operating expenses decreased from 79.0% of net revenues to 77.7% of net revenues year-over-year. These decreased costs were brought about by therapist productivity improvements and a reduced utilization of higher cost contract labor; however, these improvements were partially offset by an increase in our provision for doubtful accounts in 2004 to mitigate some of the risk associated with a few specific accounts in our receivables portfolio. Results for the nine months ended September 30, 2003 were negatively impacted by lower productivity experienced during the division's complex computer conversion in the third quarter of 2003. Contract therapy has continued to leverage its division selling, general and administrative costs, which decreased as a percentage of revenues from 9.2% in the nine months ended

                                    22 of 28

REHABCARE GROUP, INC.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2003 (Continued)
----------------


September 30, 2003 to 7.8% in the nine months ended September 30, 2004 as the division was able to continue increasing revenues at a rate faster than it has increased its selling, general and administrative expenses. Depreciation and amortization expense as a percentage of operating revenues increased year-over-year from 1.0% to 1.7%. The increased expense is due to the amortization of the division's proprietary information system implemented in the second half of 2003, and the amortization related to certain intangible assets associated with the acquisition of CPR Therapies. The net effect of the revenue growth, overall cost control improvements at the divisional level and the allocation of additional corporate overhead from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 was a $2.2 million increase in contract therapy's operating earnings (earnings before interest and income taxes) from $4.5 million to $6.7 million.

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

Non-operating Items

     Interest income increased marginally in the first nine months of 2004 versus the first nine months of 2003 primarily as a result of higher average cash and investment balances.

     Interest expense is comprised of the commitment fees paid on the unused portion of our line of credit, letter of credit fees and interest expense on the subordinated notes issued in connection with the acquisitions of CPR Therapies and VitalCare. Interest expense in the first nine months of 2004 was $0.8 million, an increase of $0.3 million over the first nine months of 2003. This increase was primarily the result of interest related to the aforementioned subordinated notes and higher outstanding letters of credit. We had no outstanding balance against our line of credit as of September 30, 2004 or September 30, 2003.

     Earnings before income taxes and equity in net loss of affiliate increased $10.2 million or 51.9% to $29.8 million in the first nine months of 2004 from $19.6 million in the year ago period. The provision for income taxes was $12.4 million in the first nine months of 2004 compared to $7.8 million in the first nine months of 2003, reflecting effective income tax rates of approximately 41.5% and 39.8%, respectively. The effective tax rate increase was primarily the result of non-deductible goodwill associated with the sale of the staffing division in February 2004.


                                    23 of 28

REHABCARE GROUP, INC.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2003 (Continued)
----------------


     In connection with the sale of the staffing division to InteliStaf on February 2, 2004, we received in return a 25% equity interest in InteliStaf. We account for this investment using the equity method. For the first nine months of 2004, our share of InteliStaf's after tax net loss was approximately $0.6 million. InteliStaf's results, particularly operating revenues, have been adversely impacted by the continuing slump in the healthcare staffing industry. In addition, their results were adversely impacted by costs to integrate and transition the acquired StarMed business activities.

     Net earnings in the first nine months of 2004 increased to $16.9 million compared to $11.8 million in the year ago period. Our diluted net earnings per share increased by 38.9% from $0.72 in the first nine months of 2003 to $1.00 in the first nine months of 2004.

Liquidity and Capital Resources

     As of September 30, 2004, we had $43.9 million in cash and cash equivalents and $3.1 million of restricted cash, and a current ratio, the amount of current assets divided by current liabilities, of 2.49 to 1. Working capital decreased by $1.3 million to $75.7 million as of September 30, 2004 as compared to $77.0 million as of December 31, 2003 due primarily to an increase in the current portion of long-term debt attributable to the acquisitions of CPR and VitalCare, accrued indemnification expenses for the sale of the staffing division, accrued acquisition costs for CPR Therapies and costs accrued for restructuring which was partially offset by an increase in cash and cash equivalents and trade receivables. Net accounts receivable were $69.3 million at September 30, 2004, compared to $62.7 million at December 31, 2003. The number of days' average net revenue in net receivables was 67.7 and 72.0 (adjusted to exclude receivables related to the staffing division) at September 30, 2004 and December 31, 2003, respectively. Deferred tax assets decreased approximately $6.5 million primarily due to the sale of the staffing division, which created a significant current income tax benefit for the tax loss on the sale.

     Operating cash flows constitute our primary source of liquidity and historically have been sufficient to fund working capital, capital expenditures, internal business expansion and debt service requirements. We expect to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. We had a $125.0 million revolving line of credit with no balance outstanding as of September 30, 2004.

     On October  12,  2004,  we  entered  into an Amended  and  Restated  Credit
Agreement with Bank of America, N.A., U.S. Bank, National Association, Harris Trust and Savings Bank, National City Bank and SunTrust Bank, as participating banks in the lending group. The Amended and Restated Credit Agreement is an expandable $90 million, five-year revolving credit facility that replaces our former $125 million revolving line of credit, dated as of August 29, 2000, which was scheduled to expire in August 2005. The new revolving credit facility is expandable to $125 million upon our notice to the lending group, subject to our continued compliance with the terms of the Amended and Restated Credit Agreement. The new credit facility features reduced bank fees and interest rate spreads and significantly enhances our financial flexibility.


                                    24 of 28

REHABCARE GROUP, INC.


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

     As part of the purchases of CPR Therapies and VitalCare, we issued long-term subordinated promissory notes to the respective selling parties. These notes bear interest at rates ranging from 7%-8%. As of September 30, 2004, approximately $4.2 million of these notes remained outstanding. In addition, as part of our arrangement with Signature Healthcare Foundation, we extended a $2.0 million line of credit to Signature. At September 30, 2004, Signature had drawn approximately $0.9 million against this line of credit.

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

     Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management's most difficult, subjective and complex judgments, and involve uncertainties. Our most critical accounting policies pertain to allowance for doubtful accounts, excess cost over net assets acquired and other intangible assets and health, workers compensation and professional liability insurance accruals. Each of these critical accounting policies was discussed in our 2003 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations." There were no significant changes in the application of critical accounting policies during the first nine months of 2004.

Item 3. - Quantitative and Qualitative Disclosures About Market Risks
---------------------------------------------------------------------

      There have been no material changes in the reported market risks since the filing of our Annual Report on Form 10-K for the year ended December 31, 2003.


                                    25 of 28

REHABCARE GROUP, INC.

Item 4. - Controls and Procedures
---------------------------------

     As of September 30, 2004, our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. - Other Information
----------------------------

Item 1. - Legal Proceedings
---------------------------

     On September 30, 2004, the United States District Court for the Eastern District of Missouri dismissed with prejudice a lawsuit against us and certain of our former and current directors and officers that had alleged violations of the federal securities laws. The appeal period for this decision has not yet lapsed. The suit had been certified as a class action with the class consisting of persons that purchased shares of our common stock between August 10, 2000 and January 21, 2002. The case alleged weaknesses in the software systems selected by our former StarMed Staffing subsidiary, and the purported negative effects of such systems on our business operations.

     In August 2002, a derivative lawsuit was filed in the Circuit Court of St. Louis County, Missouri against us and certain of our former and current directors. The complaint, which is based upon substantially the same facts as were alleged in the federal securities class action, was filed on behalf of the derivative plaintiff by a law firm that had earlier filed suit in the federal case. We filed a motion to dismiss based primarily on the derivative plaintiff's failure to make a pre-suit demand, which is pending. The federal court hearing the securities law class action had stayed discovery in the derivative proceeding until the federal court made its ruling on our motion to dismiss. We have not been informed by the Circuit Court nor the derivative plaintiff as to possible actions with respect to this case now that the federal securities class action case has been dismissed with prejudice.

     In July 2003, a civil action was filed under the qui tam provisions of the False Claims Act in the United States District Court for the Eastern District of Arkansas, seeking treble damages, civil penalties, back pay, and special damages from us and Baxter County Regional Hospital. The allegations contained in the suit, brought by a former independent contractor of ours and a former Baxter physical therapist, relate to the proper clinical diagnoses for Medicare reimbursement purposes of patients treated at the hospital's acute rehabilitation unit, for which Baxter received reimbursement in excess of $5,000,000. The original action was filed on August 21, 2000, under seal, and an investigation by the United States Department of Justice resulted in a department determination not to intervene. We and Baxter also initiated an internal and external audit that concluded the allegations were unfounded and that we and Baxter were in compliance with Medicare regulations. We have agreed to indemnify Baxter for all fees and expenses on all counts except one, arising out of the action. The court recently denied both parties motions to dismiss and we have commenced discovery.


                                    26 of 28

REHABCARE GROUP, INC.

--------------------------------------

     On May 7, 2004 we filed a civil action against The Queens Medical Center ("Queens"), in the U.S. District Court, District for Hawaii, for breach of contract, including past due service fees in the amount of approximately $300,000. On May 29, 2004, Queens filed an answer to our complaint and a counterclaim against us, alleging breach of contract and seeking indemnification for amounts of alleged incorrect billings submitted by the skilled nursing unit we managed, additional management fees already paid to us and an estimate of their attorney's fees, with respect to the counterclaim. The parties are engaged in settlement discussions, and, as a first step in the discussions, have reached an agreement in principle pursuant to which an independent third party will conduct an audit of a representative sample of medical records to determine if there were any incorrect billings.

     The Wage and Hour Division of the United States Department of Labor has been conducting an investigation of our former StarMed Staffing subsidiary. The investigation is focused on minimum wage and overtime compensation of employees who worked as on-call coordinators. Recently, the local office conducting the investigation requested payroll information concerning office and field staff employees (other than staffing coordinators and other exempt personnel) who worked on-call shifts in addition to their regular duties. We and the Department of Labor have reached an agreement in principle with respect to the payment by us of approximately $140,000 in the aggregate to office and field staff employees for overtime wages for on-call shifts worked by these employees.

     Several federal lawsuits have been filed by certain on-call, recruiting and staffing coordinators seeking overtime compensation and related damages. These individuals were employed by our former staffing division. The individuals seek to bring a collective or class action on behalf of all similarly situated persons. Two of these cases have been consolidated in the United States District Court for the Central District of California. Motions to proceed as a collective or class action have been filed but have not yet been heard.

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

Item 6 - Exhibits
-----------------

See exhibit index







                                    27 of 28

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   REHABCARE GROUP, INC.

November 8, 2004



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

3.3 Amended and Restated Bylaws (filed as Exhibit 3.3 to the Registrant; Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

4.1 Rights Agreement, dated August 28, 2002, by and between the Registrant and Computershare Trust Company, Inc. (filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed September 5, 2002 and incorporated herein by reference)

10.1 Amended and Restated Credit Agreement, dated as of October 12, 2004, by and among RehabCare Group, Inc., as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, and Bank of America, N.A., U.S. Bank, National Association, Harris Trust and Savings Bank, National City Bank and SunTrust Bank, as participating banks in the lending group.

10.2 Pledge Agreement, dated October 12, 2004, by and among RehabCare Group, Inc. and Subsidiaries, as pledgors, and Bank of America, N.A., as Administrative Agent.

10.3 Security Agreement, dated as of October 12, 2004, by and among RehabCare Group, Inc. and Subsidiaries, as grantors, and Bank of America, N.A., as Administrative Agent.

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.2 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350


-------------------------

================================================================================
                                                                    EXHIBIT 10.1





                      AMENDED AND RESTATED CREDIT AGREEMENT


                          Dated as of October 12, 2004

                                      among

                             REHABCARE GROUP, INC.,
                                  as Borrower,


              CERTAIN SUBSIDIARIES AND AFFILIATES OF THE BORROWER,
                                 as Guarantors,


                            THE LENDERS NAMED HEREIN,


                         HARRIS TRUST AND SAVINGS BANK,
                              as Syndication Agent,


                         U.S. BANK NATIONAL ASSOCIATION,
                             as Documentation Agent


                                       and


                             BANK OF AMERICA, N.A.,
                             as Administrative Agent


                                       and

                         BANC OF AMERICA SECURITIES LLC,
                   as Sole Lead Arranger and Sole Book Manager

================================================================================

                      AMENDED AND RESTATED CREDIT AGREEMENT


     THIS AMENDED AND RESTATED CREDIT AGREEMENT, dated as of October 12, 2004 (the "Credit Agreement"), is by and among REHABCARE GROUP, INC., a Delaware corporation (the "Borrower"), the Subsidiaries and Affiliates of the Borrower identified as Guarantors on the signature pages hereto and such other Subsidiaries and Affiliates of the Borrower as may from time to time become Guarantors hereunder in accordance with the provisions hereof (the "Guarantors"), the lenders named herein and such other lenders as may become a party hereto (the "Lenders"), HARRIS TRUST AND SAVINGS BANK, as Syndication Agent, U.S. BANK NATIONAL ASSOCIATION, as Documentation Agent, and BANK OF AMERICA, N.A., as Administrative Agent for the Lenders (in such capacity, the "Administrative Agent").

                               W I T N E S S E T H


     WHEREAS, the Borrower requested, and the Lenders agreed pursuant to the terms of that certain credit agreement, dated as of August 29, 2000 (as amended, modified and supplemented, the "Existing Credit Agreement"), to provide $125 million in credit facilities;

     WHEREAS, the Borrower has requested certain modifications to the credit facilities, including, among other things, provision of a replacement five-year revolving credit facility in an amount up to $90 million;

     WHEREAS, the Lenders have agreed to make the requested credit facilities available to the Borrower on the terms and conditions hereinafter set forth; and

     WHEREAS, this Credit Agreement is given in amendment to, restatement of and substitution for the Existing Credit Agreement.

     NOW, THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


                                    SECTION 1

                                   DEFINITIONS
                                   -----------

1.1   Definitions.
      -----------

     As used in this Credit Agreement, the following terms shall have the meanings specified below unless the context otherwise requires:

            "Acquisition", by any Person, means the purchase or acquisition by
             -----------
      such Person of any Capital Stock of another Person (other than a member of the Consolidated Group) or all or any substantial portion of the Property (other than Capital Stock) of another Person (other than a member of the Consolidated Group), whether or not involving a merger or consolidation with such other Person.

            "Adjusted Base Rate" means the Base Rate plus the Applicable
             ------------------                      ----
Percentage.

      "Adjusted Eurodollar Rate" means the Eurodollar Rate plus the Applicable
       ------------------------                            ----
Percentage.
      "Administrative Agent" shall have the meaning assigned to such term in the
       --------------------
heading hereof, together with any successors or assigns.

      "Administrative Agent's Engagement Letter" means that certain letter
       ----------------------------------------
agreement, dated as of July 8, 2004, between the Administrative Agent and the Borrower, as amended, modified, restated or supplemented from time to time.

      "Administrative Agent's Office" means the Administrative Agent's address
       -----------------------------
and, as appropriate, account as set forth on Schedule 11.02, or such other
                                             --------------
address or account as the Administrative Agent may from time to time notify the Borrower and the Lenders.

      "Administrative Questionnaire" means an administrative questionnaire for
       ----------------------------
the Lenders in a form supplied by the Administrative Agent.

      "Affiliate" means, with respect to any Person, another Person that
       ---------
directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.

      "Agent-Related Persons" means the Administrative Agent, together with its
       ---------------------
Affiliates (including, in the case of Bank of America in its capacity as the Administrative Agent, Banc of America Securities LLC), and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

      "Agency Services Address" means the notice address for the Administrative
       -----------------------
Agent set forth in Section 11.1 or such other address as may be identified by written notice from the Administrative Agent to the Borrower.

      "Aggregate Revolving Committed Amount" shall have the meaning provided
       ------------------------------------
such term in Section 2.1(a).

      "Applicable Percentage" means for any day, the rate per annum set forth
       ---------------------
below opposite the applicable Consolidated Total Leverage Ratio then in effect, it being understood that the Applicable Percentage for (i) Base Rate Loans shall be the percentage set forth under the column "Base Rate Margin", (ii) Eurodollar Rate Loans shall be the percentage set forth under the column "Eurodollar Margin and Letter of Credit Fee", (iii) the Letter of Credit Fee shall be the percentage set forth under the column "Eurodollar Margin and Letter of Credit Fee", and (iv) the Commitment Fee shall be the percentage set forth under the column "Commitment Fee":

                                      Eurodollar
                                      Margin and
  Pricing     Consolidated Total    Letter of Credit   Base Rate    Commitment
   Level        Leverage Ratio           Fee             Margin         Fee
  -------     ------------------    ----------------   ----------   ----------

     I            >2.50:1.0              2.25%           1.25%         0.50%
    II      >2.00:1.0 but <2.50:1.0      2.00%           1.00%         0.375%
   III      >1.50:1.0 but <2.00:1.0      1.75%           0.75%         0.375%
    IV            <1.50:1.0              1.50%           0.50%         0.375%

The Applicable Percentage shall be determined and adjusted quarterly on the date (each a "Rate Determination Date") five (5) Business Days after (A) the date by which each annual and quarterly compliance certificates and related financial statements and information are required in accordance with the provisions of Sections 7.1(a), (b) and (c), as appropriate, and (B) the date on which any Permitted Acquisition is consummated; provided that notwithstanding the foregoing, in the event an annual or quarterly compliance certificate and related financial statements and information are not delivered timely to the Agency Services Address by the date required by Section 7.1(a), (b) or (c), as appropriate, the Applicable Percentages shall be based on pricing level I until such time as an appropriate compliance certificate and related financial statements and information are delivered, whereupon the applicable pricing level shall be adjusted based on the information contained in such compliance certificate and related financial statements and information. Subject to the qualifications set forth above, each Applicable Percentage shall be effective from a Rate Determination Date until the next Rate Determination Date. The Administrative Agent shall determine the appropriate Applicable Percentages in the pricing matrix promptly upon receipt of the quarterly or annual compliance certificate and related financial information and shall promptly notify the Borrower and the Lenders of any change thereof. Such determinations by the Administrative Agent shall be conclusive absent manifest error. Adjustments in the Applicable Percentages shall be effective as to existing Extensions of Credit as well as new Extensions of Credit made thereafter.

      "Approved Fund" means any Fund that is administered or managed by (a) a
       -------------
Lender, (b) an Affiliate of a Lender or (c) an entity or an Affiliate of an entity that administers or manages a Lender.

      "Asset Disposition" means (i) the sale, lease or other disposition of any
       -----------------
Property by any member of the Consolidated Group (including the Capital Stock of a Subsidiary), other than (A) the sale of inventory in the ordinary course of business, (B) the sale, lease or other disposition of machinery and equipment no longer used or useful in the conduct of business and (C) a sale, lease, transfer or disposition of Property to a Credit Party, and (ii) receipt by any member of the Consolidated Group of any cash insurance proceeds or condemnation award payable by reason of theft, loss, physical destruction or damage, taking or similar event with respect to any of its Property.

      "Assignment and Assumption" means an assignment and assumption entered
       -------------------------
into by a Lender and an Eligible Assignee (with the consent of any party whose consent is required by Section 11.3 and accepted by the Administrative Agent, in substantially the form of Schedule 11.3(b) or any other form approved by the Administrative Agent.

      "Bank of America" means Bank of America, N.A., and its successors.
       ---------------

      "Bankruptcy Code" means the Bankruptcy Code in Title 11 of the United
       ---------------
States Code, as amended, modified, succeeded or replaced from time to time.

      "Bankruptcy Event" means, with respect to any Person, the occurrence of
       ----------------
any of the following with respect to such Person: (i) a court or governmental agency having jurisdiction in the premises shall enter a decree or order for relief in respect of such Person in an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or appointing a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of such Person or for any substantial part of its Property or ordering the winding up or liquidation of its affairs; or (ii) there shall be commenced against such Person an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or any case, proceeding or other action for the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of such Person or for any substantial part of its Property or for the winding up or liquidation of its affairs, and such involuntary case or other case, proceeding or other action shall remain undismissed, undischarged or unbonded for a period of sixty
(60) consecutive days; or (iii) such Person shall commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or consent to the entry of an order for relief in an involuntary case under any such law, or consent to the appointment or taking possession by a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of such Person or for any substantial part of its Property or make any general assignment for the benefit of creditors; or (iv) such Person shall be unable to, or shall admit in writing its inability to, pay its debts generally as they become due.

      "Base Rate" means, for any day, the rate per annum equal to the higher of
       ---------
(a) the Federal Funds Rate for such day plus one-half of one percent (0.50%) and
(b) the Prime Rate for such day. Any change in the Base Rate due to a change in the Prime Rate or the Federal Funds Rate shall be effective on the effective date of such change in the Prime Rate or Federal Funds Rate.

      "Base Rate Loan" means any Loan bearing interest at a rate determined by
       --------------
reference to the Base Rate.

      "Borrower" means RehabCare Group, Inc., a Delaware corporation, as
       --------
referenced in the opening paragraph, its successors and permitted assigns.

      "Borrowing" means (a) a borrowing consisting of simultaneous Loans of the
       ---------
same Type and, in the case of Eurodollar Rate Loans, having the same Interest Period, or (b) a borrowing of Swingline Loans, as appropriate.

      "Business Day" means a day other than a Saturday, Sunday or other day on
       ------------
which commercial banks in Dallas, Texas, Charlotte, North Carolina or New York, New York are authorized or required by law to close, except that, when used in connection with a Eurodollar Rate Loan, such day shall also be a day on which dealings between banks are carried on in Dollar deposits in London, England.

      "Capital Lease" means, as applied to any Person, any lease of any Property
       -------------
by that Person as lessee which, in accordance with GAAP, is or should be accounted for as a capital lease on the balance sheet of that Person.

      "Capital Stock" means (i) in the case of a corporation, capital stock,
       -------------
(ii) in the case of an association or business entity, any and all shares, interests, participations, rights or other equivalents (however designated) of capital stock, (iii) in the case of a partnership, partnership interests (whether general or limited), (iv) in the case of a limited liability company, membership interests and (v) any other interest or participation that confers on a Person the right to receive a share of the profits and losses of, or distributions of assets of, the issuing Person.

      "Capital Expenditures" means, for any period without duplication, all
       --------------------
expenditures (whether paid in cash or other consideration) that are or should be included in additions to plant, property and equipment in accordance with GAAP; provided, that Capital Expenditures shall not include, for purposes hereof, (a) expenditures in connection with any Acquisitions and Investments permitted hereunder or (b) expenditures of proceeds of insurance settlements, condemnation awards and other settlements in respect of lost, destroyed, damaged or condemned assets, equipment or other property to the extent such expenditures are made to replace or repair such lost, destroyed, damaged or condemned assets, equipment or property.

      "Cash Equivalents" means (a) securities issued or directly and fully
       ----------------
guaranteed or insured by the United States or any agency or instrumentality thereof (provided that the full faith and credit of the United States is pledged in support thereof) having maturities of not more than twelve months from the date of acquisition, (b) Dollar denominated time deposits and certificates of deposit of (i) any Lender, (ii) any domestic commercial bank of recognized standing having capital and surplus in excess of $500 million or (iii) any bank whose short-term commercial paper rating from S&P is at least A-1 or the equivalent thereof or from Moody's is at least P-1 or the equivalent thereof (any such bank being an "Approved Bank"), in each case with maturities of not more than 270 days from the date of acquisition, (c) commercial paper and variable or fixed rate notes issued by any Approved Bank (or by the parent company thereof) or any variable rate notes issued by, or guaranteed by, any domestic corporation rated A-1 (or the equivalent thereof) or better by S&P or P-1 (or the equivalent thereof) or better by Moody's and maturing within six months of the date of acquisition, (d) repurchase agreements entered into by any Person with a bank or trust company (including any of the Lenders) or recognized securities dealer having capital and surplus in excess of $500 million for direct obligations issued by or fully guaranteed by the United States in which such Person shall have a perfected first priority security interest (subject to no other Liens) and having, on the date of purchase thereof, a fair market value of at least 100% of the amount of the repurchase obligations and (e) Investments, classified in accordance with GAAP as current assets, in money market investment programs registered under the Investment Company Act of 1940, as amended, which are administered by reputable financial institutions having capital of at least $500 million and the portfolios of which are limited to Investments of the character described in the foregoing subdivisions (a) through
(d). For purposes hereof, the foregoing items in "Cash Equivalents" shall be treated as such regardless of treatment under GAAP.

      "Change in Law" means the occurrence, after the date of this Credit
       -------------
Agreement, of any of the following: (a) the adoption or taking effect of any law, rule, regulation or treaty, (b) any change in any law, rule, regulation or treaty or in the administration, interpretation or application thereof by any Governmental Authority or (c) the making or issuance of any request, guideline or directive (whether or not having the force of law) by any Governmental Authority.

      "Change of Control" means the occurrence of any of the following events:
       -----------------
(i) any Person or two or more Persons acting in concert shall have acquired beneficial ownership, directly or indirectly, of, or shall have acquired by contract or otherwise, or shall have entered into a contract or arrangement that, upon consummation, will result in its or their acquisition of or control over, Voting Stock of the Borrower (or other securities convertible into such Voting Stock) representing (A) so long as the Borrower maintains a shareholder rights plan pursuant to which the acquisition by any Person of 15% or more of the Borrower's outstanding Capital Stock triggers provisions which would act to significantly dilute the ownership interest of such Person (a "Shareholder Rights Plan"), 50.1% or more of the combined voting power of all Voting Stock of the Borrower and (B) at any time the Borrower does not maintain a Shareholder Rights Plan, 35% or more of the combined voting power of all Voting Stock of the Borrower or (ii) during any period of up to 24 consecutive months, commencing after the Closing Date, individuals who at the beginning of such 24 month period were directors of the Borrower (together with any new director whose election by the Borrower's board of directors or whose nomination for election by the Borrower's shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the directors of the Borrower then in office. As used herein, "beneficial ownership" shall have the meaning provided in Rule 13d-3 of the SEC under the Securities Exchange Act.

      "Closing Date" means the date hereof.
       ------------

      "Collateral" means a collective reference to the collateral which is
       ----------
identified in, and at any time will be covered by, the Collateral Documents.

      "Collateral Documents" means a collective reference to the Security
       --------------------
Agreement, the Pledge Agreement and such other documents executed and delivered in connection with the attachment and perfection of the Administrative Agent's security interests and liens arising thereunder, including without limitation UCC financing statements and patent and trademark filings.

      "Commitment" means the Revolving Commitment, the LOC Commitment and the
       ----------
Swingline Commitment.

      "Commitment Fee" shall have the meaning assigned to such term in Section
       --------------
3.5(a).

      "Commitment Period" means the period from and including the Closing Date
       -----------------
to but not including the earlier of (i) the Termination Date or (ii) the date on which the Commitments terminate in accordance with the provisions of this Credit Agreement.

      "Committed Amount" means any of the Revolving Committed Amount, the LOC
       ----------------
Committed Amount and/or the Swingline Committed Amount.

      "Compliance Certificate" means a certificate substantially in the form of
       ----------------------
Schedule 7.1(c).

      "Consolidated Adjusted EBITDA" means, for any period for the Consolidated
       ----------------------------
Group, the sum of (i) Consolidated EBITDA, minus (ii) Capital Expenditures, in each case determined on a consolidated basis in accordance with GAAP. Except as otherwise expressly provided, the applicable period shall be the four consecutive fiscal quarters ending as of the date of determination.

      "Consolidated EBITDA" means, for any period for the Consolidated Group,
       -------------------
the sum of (i) Consolidated Net Income, plus (ii) to the extent deducted in determining net income, (A) Consolidated Interest Expense, (B) taxes, (C) depreciation and amortization, (D) non-recurring, non-cash charges and (E) non-cash charges in connection with Statement No. 123 (Accounting for Stock-Based Compensation) of the Financial Accounting Standards Board, in each case on a consolidated basis determined in accordance with GAAP. Except as otherwise expressly provided, the applicable period shall be the four consecutive fiscal quarters ending as of the date of determination.

      "Consolidated Fixed Charge Coverage Ratio" means, for any period, the
       ----------------------------------------
ratio of Consolidated Adjusted EBITDA to Consolidated Fixed Charges.

      "Consolidated Fixed Charges" means, for any period for the Consolidated
       --------------------------
Group, the sum of (i) the cash portion of Consolidated Interest Expense, plus
(ii) current maturities of Funded Debt (including, for purposes hereof, current scheduled reductions in funded commitments), plus (iii) an amount equal to ten percent (10%) of Obligations outstanding hereunder on the date of determination, plus (iv) taxes paid in cash, in each case on a consolidated basis determined in accordance with GAAP. Except as otherwise expressly provided, the applicable period shall be the four consecutive fiscal quarters ending as of the date of determination.

      "Consolidated Group" means the Borrower and its consolidated subsidiaries
       ------------------
as determined in accordance with GAAP.

      "Consolidated Interest Expense" means, for any period for the Consolidated
       -----------------------------
Group, all interest expense, including the amortization of debt discount and premium, the interest component under Capital Leases and the implied interest component under Securitization Transactions, in each case on a consolidated basis determined in accordance with GAAP. Except as expressly provided otherwise, the applicable period shall be the four consecutive fiscal quarters ending as of the date of determination.

      "Consolidated Net Income" means, for any period for the Consolidated
       -----------------------
Group, net income (or loss) determined on a consolidated basis in accordance with GAAP, but excluding for purposes of determining the Consolidated Senior Leverage Ratio, the Consolidated Total Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio, any extraordinary gains or losses and related tax effects thereon. Except as otherwise expressly provided, the applicable period shall be the four consecutive fiscal quarters ending as of the date of determination.

      "Consolidated Net Worth" means, at any time, stockholders' equity or net
       ----------------------
worth of the Borrower and its subsidiaries on a consolidated basis determined in accordance with GAAP.

      "Consolidated Senior Funded Debt" means the sum of Consolidated Total
       -------------------------------
Funded Debt minus Consolidated Subordinated Debt.

      "Consolidated Senior Leverage Ratio" means, as of the last day of each
       ----------------------------------
fiscal quarter, the ratio of Consolidated Senior Funded Debt on such day to Consolidated EBITDA for the period of four consecutive fiscal quarters ending as of such day.

      "Consolidated Subordinated Debt" means Subordinated Debt of the
       ------------------------------
Consolidated Group determined on a consolidated basis in accordance with GAAP.

      "Consolidated Total Funded Debt" means Funded Debt of the Consolidated
       ------------------------------
Group determined on a consolidated basis in accordance with GAAP.

      "Consolidated Total Leverage Ratio" means, as of the last day of each
       ---------------------------------
fiscal quarter, the ratio of Consolidated Total Funded Debt on such day to Consolidated EBITDA for the period of four consecutive fiscal quarters ending as of such day.

      "Continue", "Continuation", and "Continued" shall refer to the
       --------    ------------        ---------
continuation pursuant to Section 3.2 hereof of a Eurodollar Rate Loan from one Interest Period to the next Interest Period.

      "Contractual Obligation" means, as to any Person, any provision of any
       ----------------------
security issued by such Person or of any material agreement, instrument or undertaking to which such Person is a party or by which it or any of its property is bound.

      "Control" means the possession, directly or indirectly, of the power to
       -------
direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. "Controlling" and "Controlled" have meanings correlative thereto. Without limiting the generality of the foregoing, a Person shall be deemed to be Controlled by another Person if such other Person possesses, directly or indirectly, power to vote 30% or more of the securities having ordinary voting power for the election of directors, managing general partners or the equivalent.

      "Convert", "Conversion", and "Converted" shall refer to a conversion
       -------    ----------        ---------
pursuant to Section 3.2 or Sections 3.7 through 3.12, inclusive, of a Base Rate Loan into a Eurodollar Rate Loan.

      "Credit Agreement" has the meaning provided in the opening paragraph
       ----------------
hereof, as the same may be amended and modified from time to time.

      "Credit Documents" means, collectively, this Credit Agreement, the Notes,
       ----------------
the LOC Documents, the Collateral Documents, the Administrative Agent's Engagement Letter, and all other related agreements and documents issued or delivered hereunder or thereunder or pursuant hereto or thereto.

      "Credit Party" means any of the Borrower and the Guarantors.
       ------------

      "Debt Transaction" means, with respect to any member of the Consolidated
       ----------------
Group, any sale, issuance or placement of Funded Debt (including Subordinated
Debt), whether or not evidenced by promissory note or other written evidence of indebtedness, except for Funded Debt permitted to be incurred under clauses (a) through (f) and (h) though (j) of Section 8.1.

      "Debtor Relief Laws" means the Bankruptcy Code, and all other liquidation,
       ------------------
conservatorship, bankruptcy, assignment for the benefit of creditors, moratorium, rearrangement, receivership, insolvency, reorganization, or similar debtor relief laws of the United States or other applicable jurisdictions from time to time in effect and affecting the rights of creditors generally.

      "Default" means any event, act or condition which with notice or lapse of
       -------
time, or both, would constitute an Event of Default.

      "Defaulting Lender" means, at any time, any Lender that (a) has failed to
       -----------------
make a Loan or purchase a Participation Interest required pursuant to the terms of this Credit Agreement within one Business Day of when due, (b) other than as set forth in (a) above, has failed to pay to the Administrative Agent or any Lender an amount owed by such Lender pursuant to the terms of this Credit Agreement within one Business Day of when due, unless such amount is subject to a good faith dispute or (c) has been deemed insolvent or has become subject to a bankruptcy or insolvency proceeding or with respect to which (or with respect to any of the assets of which) a receiver, trustee or similar official has been appointed.

      "Default Rate" means an interest rate equal to (a) with respect to
       ------------
Obligations other than (i) Eurodollar Rate Loans, (ii) Letter of Credit Fees and
(iii) Quoted Rate Swingline Loans, the Base Rate plus the Applicable Percentage, if any, applicable to such Loans plus 2% per annum; (b) with respect to Eurodollar Rate Loans, the Eurodollar Rate plus the Applicable Percentage, if any, applicable to such Loans plus 2% per annum; (c) with respect to Quoted Rate Swingline Loans, the Quoted Rate plus the Applicable Percentage, if any, applicable to such Loans plus 2% per annum and (d) with respect to Letter of Credit Fees, a rate equal to the Applicable Percentage plus 2% per annum; in each case to the fullest extent permitted by applicable Law.

      "Dollars" and "$" means dollars in lawful currency of the United States.
       -------       -

      "Domestic Subsidiary" means any Subsidiary which is incorporated or
       -------------------
organized under the laws of any State of the United States or the District of Columbia.

      "Eligible Assignee" means (a) a Lender; (b) an Affiliate of a Lender; (c)
       -----------------
an Approved Fund; and (d) any other Person (other than a natural person) approved by (i) the Administrative Agent, the Issuing Lender and the Swingline Lender, and (ii) unless an Event of Default has occurred and is continuing, the Borrower (each such approval not to be unreasonably withheld or delayed); provided that notwithstanding the foregoing, "Eligible Assignee" shall not include the Borrower or any of the Borrower's Affiliates or Subsidiaries.

      "Environmental Laws" means any and all lawful and applicable federal,
       ------------------
state, local and foreign statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements and other governmental restrictions relating to the environment or to emissions, discharges, releases or threatened releases of Materials of Environmental Concern into the environment including ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of Materials of Environmental Concern.

      "Environmental Liability" means any liability, contingent or otherwise
       -----------------------
(including any liability for damages, costs of environmental remediation, fines, penalties or indemnities), of the Borrower, any other Credit Party or any of their respective Subsidiaries directly or indirectly resulting from or based upon (a) violation of any Environmental Law, (b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials, (d) the release or threatened release of any Hazardous Materials into the environment or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

      "Equity Transaction" means, with respect to any member of the Consolidated
       ------------------
Group, any issuance of shares of its capital stock or other equity interest, other than an issuance (i) to a member of the Consolidated Group, (ii) in connection with a conversion of debt securities to equity, (iii) in connection with exercise by a present or former employee, officer or director under a stock incentive plan, stock option plan or other equity-based compensation plan or arrangement, or (iv) of Capital Stock of the Borrower in connection with a Permitted Acquisition.

      "ERISA" means the Employee Retirement Income Security Act of 1974.
       -----

      "ERISA Affiliate" means any trade or business (whether or not
       ---------------
incorporated) under common control with the Borrower within the meaning of
Section 414(b) or (c) of the Internal Revenue Code (and Sections 414(m) and (o) of the Internal Revenue Code for purposes of provisions relating to Section 412 of the Internal Revenue Code).

      "ERISA Event" means (a) a Reportable Event with respect to a Pension Plan;
       -----------
(b) a withdrawal by the Borrower or any ERISA Affiliate from a Pension Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) or a cessation of operations that is treated as such a withdrawal under Section 4062(e) of ERISA; (c) a complete or partial withdrawal by the Borrower or any ERISA Affiliate from a Multiemployer Plan or notification that a Multiemployer Plan is in reorganization; (d) the filing of a notice of intent to terminate, the treatment of a Plan amendment as a termination under Sections 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan or Multiemployer Plan; (e) an event or condition that would reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan or Multiemployer Plan; or (f) the imposition of any liability under Title IV of ERISA, other than for PBGC premiums due but not delinquent under Section 4007 of ERISA, upon the Borrower or any ERISA Affiliate.

      "Eurodollar Base Rate" has the meaning specified in the definition of
       --------------------
Eurodollar Rate.

      "Eurodollar Rate" means for any Interest Period with respect to a
       ---------------
Eurodollar Rate Loan, a rate per annum determined by the Administrative Agent pursuant to the following formula:

                                            Eurodollar Base Rate
                                            --------------------
                Eurodollar Rate  =   1.00 - Eurodollar Reserve Percentage
      Where,

         "Eurodollar Base Rate" means, for any Interest Period with respect to a
          --------------------
         Eurodollar Rate Loan, the rate per annum equal to the British Bankers Association LIBOR Rate ("BBA LIBOR"), as published by Reuters (or other commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) at approximately 11:00 a.m., London time, two (2) Business Days prior to the commencement of such Interest Period, for Dollar deposits (for delivery on the first day of such Interest Period) with a term equivalent to such Interest Period. If such rate is not available at such time for any reason, then the "Eurodollar Base Rate" for such Interest Period shall be the rate per annum determined by the Administrative Agent to be the rate at which deposits in Dollars for delivery on the first day of such Interest Period in same day funds in the approximate amount of the Eurodollar Rate Loan being made, continued or converted by Bank of America and with a term equivalent to such Interest Period would be offered by Bank of America's London Branch to major banks in the London interbank eurodollar market at their request at approximately 11:00 a.m. (London time) two (2) Business Days prior to the commencement of such Interest Period.

         "Eurodollar Reserve Percentage" means, for any day during any Interest
          -----------------------------
         Period, the reserve percentage (expressed as a decimal, carried out to five decimal places) in effect on such day, whether or not applicable to any Lender, under regulations issued from time to time by the FRB for determining the maximum reserve requirement (including any emergency, supplemental or other marginal reserve requirement) with respect to Eurocurrency funding (currently referred to as "Eurocurrency liabilities"). The Eurodollar Rate for each outstanding Eurodollar Rate Loan shall be adjusted automatically as of the effective date of any change in the Eurodollar Reserve Percentage.

      "Eurodollar Rate Loan" means any Loan that bears interest at a rate based
       --------------------
upon the Eurodollar Rate.

      "Event of Default" shall have the meaning assigned to such term in Section
       ----------------
9.1.

      "Excluded Taxes" means, with respect to the Administrative Agent, any
       --------------
Lender, the Issuing Lender or any other recipient of any payment to be made by or on account of any obligation of the Borrower hereunder, (a) taxes imposed on or measured by its overall net income (however denominated), and franchise taxes imposed on it (in lieu of net income taxes), by the jurisdiction (or any political subdivision thereof) under the laws of which such recipient is organized or in which its principal office is located or, in the case of any Lender, in which its applicable Lending Office is located, (b) any branch profits taxes imposed by the United States or any similar tax imposed by any other jurisdiction in which the Borrower is located and (c) in the case of a Foreign Lender (other than an assignee pursuant to a request by the Borrower under Section 11.11), any withholding tax that is imposed on amounts payable to such Foreign Lender at the time such Foreign Lender becomes a party hereto (or designates a new Lending Office) or is attributable to such Foreign Lender's failure or inability (other than as a result of a Change in Law) to comply with
Section 3.11(e), except to the extent that such Foreign Lender (or its assignor, if any) was entitled, at the time of designation of a new Lending Office (or assignment), to receive additional amounts from the Borrower with respect to such withholding tax pursuant to Section 3.11(a).

      "Executive Officer" of any Person means any of the chief executive
       -----------------
officer, division president, chief financial officer or chief accounting officer of such Person.

      "Existing Letters of Credit" means those Letters of Credit outstanding on
       --------------------------
the Closing Date and identified on Schedule 2.6.

      "Extension of Credit" means, as to any Lender, the making of, or
       -------------------
participation in, a Loan by such Lender (including Continuations and Conversions thereof) or the issuance or extension of, or participation in, a Letter of Credit by such Lender.

      "Federal Funds Rate" means, for any day, the rate per annum equal to the
       ------------------
weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day immediately succeeding such day; provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (b) if no such rate is so published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate (rounded upward, if necessary, to the multiple of 1/100th of 1%) charged to Bank of America on such day on such transactions as determined by the Administrative Agent.

      "Fees" means all fees payable pursuant to Section 3.5.
       ----

      "Foreign Lender" means any Lender that is organized under the laws of a
       --------------
jurisdiction other than that in which the Borrower is resident for tax purposes. For purposes of this definition, the United States, each state thereof and the District of Columbia shall be deemed to constitute a single jurisdiction.

      "Foreign Subsidiary" means a Subsidiary which is not a Domestic
       ------------------
Subsidiary.

      "FRB" means the Board of Governors of the Federal Reserve System of the
       ---
United States.

      "Fund" means any Person (other than a natural person) that is (or will be)
       ----
engaged in making, purchasing, holding or otherwise investing in commercial loans and similar extensions of credit in the ordinary course of its business.

      "Funded Debt" means, with respect to any Person, without duplication, (i)
       -----------
all obligations of such Person for borrowed money, (ii) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, or upon which interest payments are customarily made, (iii) all purchase money Indebtedness (including for purposes hereof, indebtedness and obligations in respect of conditional sale or title retention arrangements described in clause
(c) of the definition of "Indebtedness" and obligations in respect of the deferred purchase price of property or services described in clause (d) of the definition of "Indebtedness") of such Person, including without limitation the principal portion of all obligations of such Person under Capital Leases, (iv) all Support Obligations of such Person with respect to Funded Debt of another Person, (v) the maximum available amount of all standby letters of credit or acceptances issued or created for the account of such Person, (vi) all Funded Debt of another Person secured by a Lien on any Property of such Person, whether or not such Funded Debt has been assumed, provided that for purposes hereof the amount of such Funded Debt shall be limited to the amount of such Funded Debt as to which there is recourse to such Person or the fair market value of the property which is subject to the Lien, if less, (vii) the outstanding attributed principal amount under any Securitization Transaction, (viii) the principal balance outstanding under Synthetic Leases and (ix) the amount of payment obligations (including earn-out payments and the like) incurred in connection with Permitted Acquisitions or Acquisitions consummated prior to the Closing Date when such obligations have become sufficiently certain and quantifiable as to be recognized as a liability under GAAP. The Funded Debt of any Person shall include the Funded Debt of any partnership or joint venture in which such Person is a general partner or joint venturer, but only to the extent to which there is recourse to such Person for the payment of such Funded Debt.

      "GAAP" means generally accepted accounting principles in the United States
       ----
applied on a consistent basis and subject to the terms of Section 1.3.

      "Governmental Authority" means the government of the United States or any
       ----------------------
other nation, or of any political subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body, court, central bank or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government (including any supra-national bodies such as the European Union or the European Central
Bank).

      "Guaranteed Obligations" means, without duplication, (i) all of the
       ----------------------
obligations of the Borrower to the Lenders (including the Issuing Lender) and the Administrative Agent, whenever arising, under this Credit Agreement, the Notes, the Collateral Documents or any of the other Credit Documents (including, but not limited to, any interest accruing after the occurrence of a Bankruptcy Event with respect to any Credit Party, regardless of whether such interest is an allowed claim under any Debtor Relief Law), (ii) all liabilities and obligations, whenever arising, owing from any Credit Party to any Lender, or any Affiliate of a Lender, arising under any Hedging Agreement relating to the Obligations to the extent permitted hereunder, (iii) all obligations (but excluding fees for services) under any Treasury Management Agreement between any Credit Party and any Lender or Affiliate of a Lender and (iv) all costs and expenses incurred in connection with enforcement and collection of the Guaranteed Obligations, including reasonable attorneys' fees and disbursements.

      "Guarantors" means each Person identified as a "Guarantor" on the
       ----------
signature pages hereto and each other Person which may hereafter become a Guarantor by execution of a Joinder Agreement, together with their successors and permitted assigns, and "Guarantor" means any one of them.

      "Hazardous Materials" means all explosive or radioactive substances or
       -------------------
wastes and all hazardous or toxic substances, wastes or other pollutants, including petroleum or petroleum distillates, asbestos or asbestos-containing materials, polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any Environmental Law.

      "Hedging Agreements" means any interest rate protection agreement or
       ------------------
foreign currency exchange agreement.

      "Indebtedness" means, with respect to any Person, without duplication, (a)
       ------------
all obligations of such Person for borrowed money, (b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, or upon which interest payments are customarily made, (c) all obligations of such Person under conditional sale or other title retention agreements relating to Property purchased by such Person (other than customary reservations or retentions of title under agreements with suppliers entered into in the ordinary course of business), (d) all obligations of such Person issued or assumed as the deferred purchase price of Property or services purchased by such Person (other than trade debt incurred in the ordinary course of business and due within six months of the incurrence thereof, or obligations under Treasury Management Agreements) which would appear as liabilities on a balance sheet of such Person, (e) all obligations of such Person under take-or-pay or similar arrangements or under commodities agreements, (f) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on, or payable out of the proceeds of production from, Property owned or acquired by such Person, whether or not the obligations secured thereby have been assumed, (g) all Support Obligations of such Person with respect to Indebtedness of another Person, (h) the principal portion of all obligations of such Person under Capital Leases and lease obligations under Sale and Leaseback Transactions, (i) all obligations of such Person under Hedging Agreements, (j) the maximum amount of all standby letters of credit issued or bankers' acceptances facilities created for the account of such Person and, without duplication, all drafts drawn thereunder (to the extent unreimbursed),
(k) all preferred Capital Stock issued by such Person and which by the terms thereof could be (at the request of the holders thereof or otherwise) subject to mandatory sinking fund payments, redemption (unless redeemable for common Capital Stock) or other acceleration (other than as a result of a Change of Control or an Asset Disposition that does not in fact result in a redemption of such preferred Capital Stock) at any time during the term of the Credit Agreement, (l) the principal portion of all obligations of such Person under Synthetic Leases, (m) the Indebtedness of any partnership or unincorporated joint venture in which such Person is a general partner or a joint venturer, (n) with respect to any member of the Consolidated Group, the outstanding attributed principal amount under any Securitization Transaction and (o) all payment obligations (including earn-out payments and the like) incurred in connection with Permitted Acquisitions or Acquisitions consummated prior to the Closing Date.

      "Indemnified Taxes" means Taxes other than Excluded Taxes.
       -----------------

      "Indemnitees" has the meaning provided in Section 11.5(b).
       -----------

      "Interest Payment Date" means (i) as to any Base Rate Loan (other than a
       ---------------------
Swingline Loan), the last Business Day of each March, June, September and December, and the Termination Date, (ii) as to any Swingline Loan, the last Business Day of each March, June, September and December, and the Termination Date, or such other days as may be mutually agreed upon by the Borrower and the Swingline Lender, and (iii) as to any Eurodollar Rate Loan, the last day of each Interest Period for such Loan, the date of repayment of any principal amount repaid of such Loan and the Termination Date, and in addition where the applicable Interest Period is more than three months, then also on the date three months from the beginning of the Interest Period, and each three months thereafter. If an Interest Payment Date falls on a date which is not a Business Day, such Interest Payment Date shall be deemed to be the next succeeding Business Day.

      "Interest Period" means (i) as to any Eurodollar Rate Loan, a period of
       ---------------
one, two, three, six or, if available to all the Lenders, twelve months' duration, as the Borrower may elect, commencing in each case on the date of the Borrowing (including Conversions, Continuations and renewals), and (ii) as to any Swingline Loan, a period of up to ten (10) days, as the Borrower may request and the Swingline Lender may agree in accordance with the provisions hereof, commencing in each case on the date of Borrowing; provided, however, (A) if any Interest Period would end on a day which is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day (except that where the next succeeding Business Day falls in the next succeeding calendar month, then on the next preceding Business Day), (B) no Interest Period shall extend beyond the Termination Date, and (C) where an Interest Period begins on a day for which there is no numerically corresponding day in the calendar month in which the Interest Period is to end, such Interest Period shall end on the last day of such calendar month.

      "Internal Revenue Code" means the Internal Revenue Code of 1986, as
       ---------------------
amended, and any successor statute thereto, as interpreted by the rules and regulations issued thereunder, in each case as in effect from time to time. References to sections of the Internal Revenue Code shall be construed also to refer to any successor sections.

      "Investment" in any Person means (a) the acquisition (whether for cash,
       ----------
property, services, assumption of Indebtedness, securities or otherwise) of

Capital Stock, bonds, notes, debentures, partnership, joint ventures or other ownership interests or other securities of such other Person, (b) any deposit with, or advance, loan or other extension of credit to, such Person (other than deposits made in connection with the purchase of equipment or other assets in the ordinary course of business) or (c) any other capital contribution to or investment in such Person, including any Support Obligations (including any support for a letter of credit issued on behalf of such Person) incurred for the benefit of such Person, but excluding any Restricted Payment to such Person.

      "ISP" means, with respect to any Letter of Credit, the "International
       ---
Standby Practices 1998" published by the Institute of International Banking Law & Practice (or such later version thereof as may be in effect at the time of issuance of such Letter of Credit).

      "Issuing Lender" means Bank of America.
       --------------

      "Joinder Agreement" means a joinder agreement substantially in the form of
       -----------------
Schedule 7.12 hereto executed and delivered by a Subsidiary in accordance with the provisions of Section 7.12.

      "Lender Joinder Agreement" means a joinder agreement, substantially in the
       ------------------------
form of Schedule 2.1, executed and delivered in accordance with the provisions of Section 2.1(d).

      "Lenders" means each of the Persons identified as a "lender" on the
       -------
signature pages hereto, and their successors and assigns.

      "Lending Office" means, as to any Lender, the office or offices of such
       --------------
Lender set forth in such Lender's Administrative Questionnaire or such other office or offices as a Lender may from time to time notify the Borrower and the Administrative Agent.

      "Letter of Credit Borrowing" means any extension of credit resulting from
       --------------------------
a drawing under any Letter of Credit that has not been reimbursed or refinanced as a Borrowing of Revolving Loans.

      "Letter of Credit" means any Existing Letter of Credit and any standby
       ----------------
letter of credit or commercial letter of credit issued by the Issuing Lender for the account of the Borrower in accordance with the terms of Section 2.1(b).

      "Letter of Credit Advance" means, with respect to each Lender, such
       ------------------------
Lender's funding of its participation in any Letter of Credit Borrowing.

      "Letter of Credit Application" means an application and agreement for the
       ----------------------------
issuance or amendment of a Letter of Credit in the form from time to time in use by the Issuing Lender.

      "Letter of Credit Fee" shall have the meaning assigned to such term in
       --------------------
Section 3.5(b)(i).

      "Licenses" means all licenses, permits and other grants of authority
       --------
obtained or required to be obtained from any Governmental Authorities in connection with the management or operation of the business of the members of the Consolidated Group or the ownership, lease, license or use of any Property of the members of the Consolidated Group.

      "Lien" means any mortgage, pledge, hypothecation, assignment, deposit
       ----
arrangement, security interest, encumbrance, lien (statutory or otherwise), preference, priority or charge of any kind (including any agreement to give any of the foregoing, any conditional sale or other title retention agreement, any financing or similar statement or notice filed under the Uniform Commercial Code as adopted and in effect in the relevant jurisdiction or other similar recording or notice statute, and any lease in the nature thereof).

      "Loan" or "Loans" means the Revolving Loans and/or Swingline Loans, and
       ----      -----
the Base Rate Loans, Eurodollar Rate Loans and the Quoted Rate Swingline Loans comprising such Loans.

      "LOC Commitment" means, with respect to the Issuing Lender, the commitment
       --------------
of the Issuing Lender to issue, and to honor payment obligations under, Letters of Credit and, with respect to each Lender, the commitment of such Lender to purchase Participation Interests in the Letters of Credit up to such Lender's LOC Committed Amount.

      "LOC Committed Amount" shall have the meaning assigned to such term in
       --------------------
Section 2.1(b).

      "LOC Credit Extension" means, with respect to any Letter of Credit, the
       --------------------
issuance thereof or extension of the expiry date thereof, or the increase of the amount thereof.

      "LOC Documents" means, with respect to any Letter of Credit, such Letter
       -------------
of Credit, any amendments thereto, any documents delivered in connection therewith, any application therefor, and any agreements, instruments, guarantees or other documents (whether general in application or applicable only to such Letter of Credit) governing or providing for (i) the rights and obligations of the parties concerned or at risk or (ii) any collateral security for such obligations.

      "LOC Expiration Date" means the day that is seven days prior to the
       -------------------
Termination Date then in effect (or, if such day is not a Business Day, the immediately preceding Business Day).

      "LOC Obligations" means, as at any date of determination, the aggregate
       ---------------
undrawn amount of all outstanding Letters of Credit plus the aggregate of all Unreimbursed Amounts, including any Extension of Credit resulting from a drawing under any Letter of Credit which has not been reimbursed on the date when made or refinanced as a Loan. For purposes of computing the amount available to be drawn under any Letter of Credit, the amount of such Letter of Credit shall be determined in accordance with Section 1.7. For all purposes of this Credit Agreement, if on any date of determination a Letter of Credit has expired by its terms but any amount may still be drawn thereunder by reason of the operation of Rule 3.14 of the ISP, such Letter of Credit shall be deemed to be "outstanding" in the amount so remaining available to be drawn.

      "Material Adverse Effect" means a material adverse effect on (i) the
       -----------------------
condition (financial or otherwise), operations, business, assets, liabilities or prospects of the Consolidated Group taken as a whole, (ii) the ability of any member of the Consolidated Group to perform any material obligation under any Credit Document to which it is a party or (iii) the material rights and remedies of the Administrative Agent and the Lenders under the Credit Documents.

      "Materials of Environmental Concern" means any gasoline or petroleum
       ----------------------------------
(including crude oil or any fraction thereof) or petroleum products or any hazardous or toxic substances, materials or wastes, defined or regulated as such in or under any Environmental Laws, including asbestos, polychlorinated biphenyls and urea-formaldehyde insulation.

      "Moody's" means Moody's Investors Service, Inc., or any successor or
       -------
assignee of the business of such company in the business of rating securities.

      "Multiemployer Plan" means a Plan which is a "multiemployer plan" as
       ------------------
defined in Sections 3(37) or 4001(a)(3) of ERISA.

      "Net Cash Proceeds" means the aggregate proceeds paid in cash or Cash
       -----------------
Equivalents received by any member of the Consolidated Group in connection with any Asset Disposition, Equity Transaction or Debt Transaction, net of (i) direct costs (including legal, accounting and investment banking fees, and sales commissions) and (ii) taxes paid or payable as a result thereof; and including, in any event, realization of cash and Cash Equivalents upon the sale or disposition of non-cash consideration received in connection with any such Asset Disposition, Equity Transaction or Debt Transaction.

      "Note" or "Notes" means any of the Revolving Notes.
       ----      -----

      "Notice of Borrowing" means a written notice of Borrowing in substantially
       -------------------
the form of Schedule 2.2(a)(i) as required by Section 2.2(a).

      "Notice of Continuation/Conversion" means the written notice of
       ---------------------------------
Continuation or Conversion in substantially the form of Schedule 3.2, as required by Section 3.2.

      "Obligations" means the Revolving Loans, LOC Obligations and the Swingline
       -----------
Loans.

      "Operating Lease" means, as applied to any Person, any lease (including
       ---------------
leases which may be terminated by the lessee at any time) of any Property which is not a Capital Lease other than any such lease in which that Person is the lessor.

      "Organization Documents" means, (a) with respect to any corporation, the
       ----------------------
certificate or articles of incorporation and the bylaws (or equivalent or comparable constitutive documents with respect to any non-U.S. jurisdiction);
(b) with respect to any limited liability company, the certificate or articles of formation or organization and operating agreement; and (c) with respect to any partnership, joint venture, trust or other form of business entity, the partnership, joint venture or other applicable agreement of formation or organization and any agreement, instrument, filing or notice with respect thereto filed in connection with its formation or organization with the applicable Governmental Authority in the jurisdiction of its formation or organization and, if applicable, any certificate or articles of formation or organization of such entity.

      "Other Taxes" means all present or future stamp or documentary taxes or
       -----------
any other excise or property taxes, charges or similar levies arising from any payment made hereunder or under any other Credit Document or from the execution, delivery or enforcement of, or otherwise with respect to, this Credit Agreement or any other Credit Document.

      "Outstanding Amount" means (a) with respect to Revolving Loans and
       ------------------
Swingline Loans on any date, the aggregate outstanding principal amount thereof after giving effect to any Borrowings and prepayments or repayments of Revolving Loans and Swingline Loans, as the case may be, occurring on such date and (b) with respect to any LOC Obligations on any date, the aggregate outstanding amount of such LOC Obligations on such date after giving effect to any LOC Credit Extension occurring on such date and any other changes in the amount of the LOC Obligations as of such date, including as a result of any reimbursements by the Borrower of Unreimbursed Amounts.

      "Participant" has the meaning specified in Section 11.3(d).
       -----------                               ---------------

      "Participation Interest" means the purchase by a Lender of a participation
       ----------------------
in LOC Obligations as provided in Section 2.6(b), in Swingline Loans as provided in Section 2.7, and in Loans as provided in Section 3.16.

      "PBGC" means the Pension Benefit Guaranty Corporation.
       ----

      "Pension Plan" means any "employee pension benefit plan" (as such term is
       ------------
defined in Section 3(2) of ERISA), other than a Multiemployer Plan, that is subject to Title IV of ERISA and is sponsored or maintained by the Borrower or any ERISA Affiliate or to which the Borrower or any ERISA Affiliate contributes or has an obligation to contribute, or in the case of a multiple employer or other plan described in Section 4064(a) of ERISA, has made contributions at any time during the immediately preceding five plan years.

      "Permitted Acquisition" means any Acquisition by a member of the
       ---------------------
Consolidated Group, provided that (A) the Required Lenders consent thereto, or
(B) (i) consideration paid is not greater than the fair market value of the Property acquired as determined by the Borrower in its reasonable judgment, (ii) the Property acquired (or the Property of the Person acquired) in such Acquisition shall be used or useful in the same or similar line of business as the members of the Consolidated Group on the Closing Date, (iii) all Property to be acquired in connection with such acquisition shall be located in the United States of America, (iv) in the case of an Acquisition of the Capital Stock of another Person, the board of directors (or other comparable governing body) of such other Person shall have duly approved such Acquisition, (v) no Default or Event of Default shall exist immediately after giving effect to such Acquisition, (vi) the representations and warranties made by the Credit Parties in any Credit Document shall be true and correct in all material respects at and as if made as of the date of such Acquisition (after giving effect thereto) except to the extent such representations and warranties expressly relate to an earlier date, (vii) if the Acquisition involves an interest in a partnership and a requirement that a member of the Consolidated Group be a general partner, the general partner shall be a special purpose Subsidiary of the Borrower, (viii) total consideration (including cash and non-cash consideration, the assumption of Indebtedness, the maximum amount of earn-out payments and consideration consisting of any Capital Stock of the Borrower paid in connection with any Acquisition (or series of related Acquisitions) shall not exceed $25 million and
(ix) the total consideration (including cash and non-cash consideration, the assumption of Indebtedness, the maximum amount of earn-out payments and consideration consisting of any Capital Stock of the Borrower) paid in connection with all Acquisitions (excluding Investments in joint ventures and Subsidiaries that are not Wholly Owned Subsidiaries permitted hereunder) in the twelve-month period commencing on the date of this Credit Agreement or in any subsequent twelve-month period beginning on an anniversary date of this Credit Agreement, shall not exceed an amount equal to the sum of $50 million; provided that, if, at the time of any Acquisition permitted hereunder, there are no Revolving Loans then outstanding, the Borrower may use its own cash-on-hand as consideration for such Acquisition without that consideration counting against the consideration limitation of this clause (ix).

      "Permitted Investments" means Investments which are (i) cash and Cash
       ---------------------
Equivalents; (ii) accounts receivable created, acquired or made in the ordinary course of business and payable or dischargeable in accordance with customary trade terms; (iii) Investments consisting of Capital Stock, obligations, securities or other Property received in settlement of accounts receivable (created in the ordinary course of business) from bankrupt obligors; (iv) Investments existing as of the Closing Date and set forth in Schedule 8.6; (v) advances or loans to directors, officers and employees that do not exceed $500,000 in the aggregate at any one time outstanding; (vi) advances or loans to customers and suppliers in the ordinary course of business that do not exceed $500,000 in the aggregate at any one time outstanding; (vii) Investments by members of the Consolidated Group in their Wholly Owned Subsidiaries existing on the Closing Date, (viii) Investments by members of the Consolidated Group in and to Credit Parties, (ix) Investments which constitute Permitted Acquisitions; (x) Investments resulting from a qualified deferred compensation plan (structured as a "Rabbi Trust") pursuant to which eligible employee's have a right to direct their respective Investments, but which are being held in the name of the Borrower; (xi) Investments in any joint venture or any Subsidiary that is not a Wholly Owned Subsidiary in an amount not to exceed (A) $15 million in any instance and (B) $30 million in the aggregate at any one time outstanding; provided that, if, at the time of any such Investment, there are no Revolving Loans then outstanding, the Borrower may use its own cash-on-hand without such invested amount counting against the Investment amount limitation of this clause
(B) and (xii) Investments of a nature not contemplated in the foregoing subsections in an amount not to exceed $1 million in the aggregate at any time outstanding.

      "Permitted Liens" means:
       ---------------

            (i) Liens in favor of the Administrative Agent to secure the obligations of the Credit Parties under the Credit Documents;

            (ii) Liens in favor of a Lender or an Affiliate of a Lender pursuant to a Hedging Agreement permitted hereunder, but only (A) to the extent such Liens secure obligations under such agreements permitted under
      Section 8.1, (B) to the extent such Liens are on the same collateral as to which the Lenders hereunder also have a Lien, and (C) so long as the obligations under such Hedging Agreement and the obligations of the Credit Parties under the Credit Documents shall share pari passu in the collateral subject to such Liens;

            (iii) Liens (other than Liens created or imposed under ERISA) for taxes, assessments or governmental charges or levies not yet due or Liens for taxes being contested in good faith by appropriate proceedings for which adequate reserves determined in accordance with GAAP have been established (and as to which the Property subject to any such Lien is not yet subject to foreclosure, sale or loss on account thereof);

            (iv) statutory Liens of landlords and Liens of carriers, warehousemen, mechanics, materialmen and suppliers and other Liens imposed by law or pursuant to customary reservations or retentions of title arising in the ordinary course of business, provided that such Liens secure only amounts not yet due and payable or, if due and payable, are unfiled and no other action has been taken to enforce the same or are being contested in good faith by appropriate proceedings for which adequate reserves determined in accordance with GAAP have been established (and as to which the Property subject to any such Lien is not yet subject to foreclosure, sale or loss on account thereof);

            (v) Liens (other than Liens created or imposed under ERISA) incurred or deposits made by any member of the Consolidated Group in the ordinary course of business in connection with workers' compensation, unemployment insurance and other types of social security, or to secure the performance of tenders, statutory obligations, bids, leases, government contracts, performance and return-of-money bonds and other similar obligations (exclusive of obligations for the payment of borrowed money);

            (vi) Liens in connection with attachments or judgments (including judgment or appeal bonds) provided that the judgments secured shall, within 30 days after the entry thereof, have been discharged or execution thereof stayed pending appeal, or shall have been discharged within 30 days after the expiration of any such stay;

            (vii) easements, rights-of-way, restrictions (including zoning restrictions), minor defects or irregularities in title and other similar charges or encumbrances not, in any material respect, impairing the use of the encumbered Property for its intended purposes;

            (viii) Liens on Property of any Person securing purchase money Indebtedness (including Capital Leases and Synthetic Leases) of such Person to the extent permitted under Section 8.1(c), provided that any such Lien attaches only to the Property financed or leased and such Lien attaches concurrently with or within 90 days after the acquisition thereof;

            (ix) leases or subleases granted to others not interfering in any material respect with the business of any member of the Consolidated Group;

            (x) any interest or title of a lessor under, and Liens arising from UCC financing statements (or equivalent filings, registrations or agreements in foreign jurisdictions) relating to, leases permitted by this Credit Agreement;

            (xi) Liens in favor of customs and revenue authorities arising as a matter of law to secure payment of customs duties in connection with the importation of goods;

            (xii) Liens created or deemed to exist in connection with a Securitization Transaction permitted hereunder (including any related filings of any financing statements), but only to the extent that any such Lien relates to the applicable Securitization Receivables actually sold, contributed, financed or otherwise conveyed or pledged pursuant to such transaction;

            (xiii) Liens deemed to exist in connection with Investments in repurchase agreements which constitute Permitted Investments;

            (xiv) normal and customary rights of setoff upon deposits of cash in favor of banks or other depository institutions;

            (xv) Liens of a collection bank arising under Section 4-210 of the Uniform Commercial Code on items in the course of collection;

            (xvi) Liens created in connection with mortgage indebtedness permitted under Section 8.1(i); provided that any such Lien does not extend to any other property; and

            (xvii) Liens existing as of the Closing Date and set forth on
      Schedule 6.8; provided that (a) no such Lien shall at any time be extended to or cover any Property other than the Property subject thereto on the Closing Date and (b) the principal amount of the Indebtedness secured by such Liens shall not be extended, renewed, refunded or refinanced on terms and conditions less favorable to the Credit Parties than for such existing Indebtedness.

      "Person" means any natural person, corporation, limited liability company,
       ------
trust, joint venture, association, company, partnership, Governmental Authority or other entity.

      "Plan" means any "employee benefit plan" (as such term is defined in
       ----
Section 3(3) of ERISA) established by the Borrower or, with respect to any such plan that is subject to Section 412 of the Internal Revenue Code or Title IV of ERISA, any ERISA Affiliate.

      "Pledge Agreement" means the pledge agreement dated as of the Closing Date
       ----------------
given by the Borrower and certain other Credit Parties identified therein to the Administrative Agent to secure the obligations of the Credit Parties under the Credit Documents, as such pledge agreement may be amended and modified from time to time.

      "Prime Rate" means the per annum rate of interest established from time to
       ----------
time by Bank of America as its prime rate, which rate may not be the lowest rate of interest charged by Bank of America.

      "Pro Forma Basis" means, for purposes of calculating (utilizing the
       ---------------
principles set forth in the second paragraph of Section 1.4) the applicable pricing level under the definition of "Applicable Percentage" and determining compliance with each of the financial covenants set forth in Section 7.11, that any transaction shall be deemed to have occurred as of the first day of the four fiscal-quarter period ending as of the most recent fiscal quarter end preceding the date of such transaction with respect to which the Administrative Agent has received the Required Financial Information. As used herein, "transaction" shall mean (i) any merger or consolidation as referred to in Section 8.4, (ii) any Asset Disposition as referred to in Section 8.5, (iii) any Acquisition as referred to in the definition of "Permitted Acquisition" or (iv) any Restricted Payment as referred to in Section 8.7. In connection with any calculation of the financial covenants set forth in Section 7.11 upon giving effect to a transaction on a Pro Forma Basis:

            (A) for purposes of any such calculation in respect of any Asset Disposition referred to in Section 8.5, (1) income statement items (whether positive or negative) attributable to the Property disposed of in such Asset Disposition shall be excluded and (2) any Indebtedness which is retired in connection with such Asset Disposition shall be excluded and deemed to have been retired as of the day preceding the first day of the applicable period; and

            (B) for purposes of any such calculation in respect of any merger or consolidation referred to in Section 8.4 or any Acquisition referred to in the definition of "Permitted Acquisition", (1) any Indebtedness incurred by any member of the Consolidated Group in connection with such transaction (x) shall be deemed to have been incurred as of the first day of the applicable period and (y) if such Indebtedness has a floating or formula rate, shall have an implied rate of interest for the applicable period for purposes of this definition determined by utilizing the rate which is or would be in effect with respect to such Indebtedness as at the relevant date of determination, and (2) income statement items (whether positive or negative) attributable to the Property acquired in such transaction or to the Acquisition comprising such transaction, as applicable, shall be included beginning as of the first day of the applicable period.

      "Pro Forma Compliance Certificate" means a certificate of an Executive
       --------------------------------
Officer of the Borrower delivered to the Administrative Agent in connection with
(i) any Support Obligations extended for the benefit of joint ventures under
Section 8.1(i) hereof, (ii) any merger or consolidation referred to in Section 8.4, (iii) any Asset Disposition referred to in Section 8.5, (iv) any Acquisition referred to in the definition of "Permitted Acquisition" or (v) any Restricted Payment as referred to in Section 8.7, as applicable, and containing reasonably detailed calculations, upon giving effect to the applicable transaction on a Pro Forma Basis, of the Consolidated Senior Leverage Ratio, the Consolidated Total Leverage Ratio, the Consolidated Fixed Charge Coverage Ratio and Consolidated Net Worth as of the most recent fiscal quarter end preceding the date of the applicable transaction with respect to which the Administrative Agent shall have received the Required Financial Information.

      "Property" means any interest in any kind of property or asset, whether
       --------
real, personal or mixed, or tangible or intangible.

      "Quoted Rate" means, with respect to a Quoted Rate Swingline Loan, the
       -----------
fixed or floating percentage rate per annum, if any, offered by the Swingline Lender and accepted by the Borrower in accordance with the provisions hereof.

      "Quoted Rate Swingline Loan" means a Swingline Loan bearing interest at
       --------------------------
the Quoted Rate.

      "Rate Determination Date" shall have the meaning assigned to such term in
       -----------------------
the definition of "Applicable Percentage".

      "Register" shall have the meaning assigned to such term in Section
       --------
11.3(c).

      "Related Parties" means, with respect to any Person, such Person's
       ---------------
Affiliates and the partners, directors, officers, employees, agents and advisors of such Person and of such Person's Affiliates.

      "Reportable Event" means any of the events set forth in Section 4043(c) of
       ----------------
ERISA, other than those events as to which the notice requirement has been waived by regulation.

      "Required Financial Information" means the annual and quarterly compliance
       ------------------------------
certificates and related financial statements and information required by the provisions of Section 7.1(a), (b) and (c).

      "Required Lenders" means, at any time, Lenders having at least sixty-six
       ----------------
and two-thirds percent (66-2/3%) of the Commitments or, if the Commitments have been terminated, Lenders having at least sixty-six and two-thirds percent (66-2/3%) of the aggregate principal amount of the Obligations outstanding (taking into account in each case Participation Interests or obligations to participate therein); provided that the Commitments of, and outstanding principal amount of Obligations (taking into account Participation Interests or obligations to participate therein) owing to, a Defaulting Lender shall be excluded for purposes hereof in making a determination of Required Lenders.

      "Requirement of Law" means, as to any Person, the certificate of
       ------------------
incorporation and by-laws or other organizational or governing documents of such Person, and any law, treaty, rule, regulation or ordinance (including Environmental Laws) or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or to which any of its material Property is subject.

      "Restricted Payment" means (i) any dividend or other payment or
       ------------------
distribution, direct or indirect, on account of any shares of any class of Capital Stock of any member of the Consolidated Group, now or hereafter outstanding (including without limitation any payment in connection with any dissolution, merger, consolidation or disposition involving any member of the Consolidated Group), or to the holders, in their capacity as such, of any shares of any class of Capital Stock of any member of the Consolidated Group, now or hereafter outstanding (other than dividends or distributions payable in the same class of Capital Stock of the applicable Person or dividends or distributions payable to any Credit Party (directly or indirectly through Subsidiaries)), (ii) any redemption, retirement, sinking fund or similar payment, purchase or other acquisition for value, direct or indirect, of any shares of any class of Capital Stock of any member of the Consolidated Group, now or hereafter outstanding, and
(iii) any payment made to retire, or to obtain the surrender of, any outstanding warrants, options or other rights to acquire shares of any class of Capital Stock of any member of the Consolidated Group, now or hereafter outstanding.

      "Revolving Commitment" means, with respect to each Lender, the commitment
       --------------------
of such Lender to make Revolving Loans in an aggregate principal amount at any time outstanding up to such Lender's Revolving Commitment Percentage at such time of the Aggregate Revolving Committed Amount at such time.

      "Revolving Commitment Percentage" means, for each Lender, a fraction
       -------------------------------
(expressed as a percentage) the numerator of which is the Revolving Committed Amount of such Lender at such time and the denominator of which is the Aggregate Revolving Committed Amount at such time. The initial Revolving Commitment Percentage of each Lender is set forth on Schedule 2.1.

      "Revolving Committed Amount" means, with respect to each Lender, the
       --------------------------
amount of such Lender's Revolving Commitment. The initial Revolving Committed Amount of each Lender is set forth on Schedule 2.1.

      "Revolving Loan" shall have the meaning assigned to such term in Section
       --------------
2.1(a).

      "Revolving Note" or "Revolving Notes" means the promissory notes of the
       --------------      ---------------
Borrower in favor of each of the Lenders evidencing the Revolving Loans and Swingline Loans in substantially the form attached as Schedule 2.5, individually or collectively, as appropriate, as such promissory notes may be amended, modified, supplemented, extended, renewed or replaced from time to time.

      "S&P" means Standard & Poor's Ratings Group, a division of The McGraw Hill
       ---
Companies, Inc., or any successor or assignee of the business of such division in the business of rating securities.

      "Sale and Leaseback Transaction" means any arrangement pursuant to which
       ------------------------------
any member of the Consolidated Group, directly or indirectly, becomes liable as lessee, guarantor or other surety with respect to any lease, whether an Operating Lease or a Capital Lease, of any Property (a) which such member of the Consolidated Group has sold or transferred (or is to sell or transfer) to a Person which is not a member of the Consolidated Group or (b) which such member of the Consolidated Group intends to use for substantially the same purpose as any other Property which has been sold or transferred (or is to be sold or transferred) by such member of the Consolidated Group to another Person which is not a member of the Consolidated Group in connection with such lease. In the case of a Sale and Leaseback Transaction that is an Operating Lease, the attributed principal amount of obligations in respect thereof shall be determined on the basis of the present value (discounted in accordance with GAAP at the debt rate implied in the applicable lease) of the rental payments during the term of the lease.

      "SEC" means the Securities and Exchange Commission.
       ---

      "Securities Exchange Act" means the Securities Exchange Act of 1934.
       -----------------------

      "Securitization Transaction" means any financing transaction or series of
       --------------------------
financing transactions that have been or may be entered into by a member of the Consolidated Group pursuant to which such member of the Consolidated Group may sell, convey or otherwise transfer to (i) a Subsidiary or affiliate (a "Securitization Subsidiary"), or (ii) any other Person, or may grant a security interest in, any accounts receivable, notes receivable, rights to future lease payments or residuals or other similar rights to payment (the "Securitization Receivables") (whether such Securitization Receivables are then existing or arising in the future) of such member of the Consolidated Group, and any assets related thereto, including without limitation, all security interests in merchandise or services financed thereby, the proceeds of such Securitization Receivables, and other assets which are customarily sold or in respect of which security interests are customarily granted in connection with securitization transactions involving such assets.

      "Security Agreement" means the security agreement dated as of the Closing
       ------------------
Date given by the Credit Parties to the Administrative Agent to secure the obligations of the Credit Parties under the Credit Documents, as such security agreement may be amended and modified from time to time.

      "Subordinated Debt" means any Indebtedness of a member of the Consolidated
       -----------------
Group which by its terms is expressly subordinated in right of payment to the prior payment of the obligations of the Credit Parties under the Credit Documents on terms and conditions and evidenced by documentation satisfactory to the Administrative Agent and the Required Lenders.

      "Subsidiary" means, as to any Person at any time, (a) any corporation more
       ----------
than 50% of whose Capital Stock of any class or classes having by the terms thereof ordinary voting power to elect a majority of the directors of such corporation (irrespective of whether or not at such time, any class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is at such time owned by such Person directly or indirectly through Subsidiaries, and (b) any partnership, association, joint venture or other entity of which such Person directly or indirectly through Subsidiaries owns at such time more than 50% of the Capital Stock.

      "Support Obligations" means, with respect to any Person, without
       -------------------
duplication, any obligations of such Person (other than endorsements in the ordinary course of business of negotiable instruments for deposit or collection) guaranteeing or intended to guarantee any Indebtedness of any other Person in any manner, whether direct or indirect, and including without limitation any obligation, whether or not contingent, (i) to purchase any such Indebtedness or any Property constituting security therefor, (ii) to advance or provide funds or other support for the payment or purchase of any such Indebtedness or to maintain working capital, solvency or other balance sheet condition of such other Person (including without limitation keep well agreements, maintenance agreements, comfort letters or similar agreements or arrangements) for the benefit of any holder of Indebtedness of such other Person, (iii) to lease or purchase Property, securities or services primarily for the purpose of assuring the holder of such Indebtedness, or (iv) to otherwise assure or hold harmless the holder of such Indebtedness against loss in respect thereof. The amount of any Support Obligation hereunder shall (subject to any limitations set forth therein) be deemed to be an amount equal to the outstanding principal amount (or maximum principal amount, if larger) of the Indebtedness in respect of which such Support Obligation is made.

      "Swingline Commitment" means the commitment of the Swingline Lender to
       --------------------
make Swingline Loans in an aggregate principal amount at any time outstanding up to the Swingline Committed Amount and the commitment of each Lender to purchase participation interests in Swingline Loans up to such Lender's Revolving Commitment Percentage as provided in Section 2.1(c).

      "Swingline Committed Amount" shall have the meaning assigned to such term
       --------------------------
in Section 2.1(c).

      "Swingline Lender" means Bank of America.
       ----------------

      "Swingline Loan" means a swingline revolving loan made by the Swingline
       --------------
Lender pursuant to the provisions of Section 2.1(c).

      "Synthetic Lease" means any synthetic lease, tax retention operating
       ---------------
lease, off-balance sheet loan or similar off-balance sheet financing product where such transaction is considered borrowed money indebtedness for tax purposes but is classified as an Operating Lease under GAAP.

      "Taxes" means all present or future taxes, levies, imposts, duties,
       -----
deductions, withholdings, assessments, fees or other charges imposed by any Governmental Authority, including any interest, additions to tax or penalties applicable thereto.

      "Termination Date" means the earlier of (a) October 12, 2009 or such later
       ----------------
date as to which all of the Lenders may in their sole discretion by written consent agree or (b) the date on which the Commitments are terminated in accordance with the provisions of this Credit Agreement.

      "Treasury Management Agreement" means any agreement governing the
       -----------------------------
provision of treasury or cash management services, including deposit accounts, funds transfer, automated clearinghouse, zero balance accounts, returned check concentration, controlled disbursement, lockbox, account reconciliation and reporting and trade finance services.


      "Unreimbursed Amount" shall have the meaning assigned to such term in
       -------------------
Section 2.6(b).

      "Voting Stock" means, with respect to any Person, Capital Stock issued by
       ------------
such Person the holders of which are ordinarily, in the absence of contingencies, entitled to vote for the election of directors (or persons performing similar functions) of such Person, even though the right so to vote has been suspended by the happening of such a contingency.

      "Wholly Owned Domestic Subsidiary" of any Person means any Wholly Owned
       --------------------------------
Subsidiary that is a Domestic Subsidiary.

      "Wholly Owned Subsidiary" of any Person means any Subsidiary 100% of whose
       -----------------------
Voting Stock is at the time owned by such Person directly or indirectly through other Wholly Owned Subsidiaries.

1.2   Computation of Time Periods.
      ---------------------------

      For purposes of computation of periods of time hereunder, the word "from" means "from and including" and the words "to" and "until" each mean "to but excluding."

1.3   Interpretive Provisions.
      -----------------------

      With reference to this Credit Agreement and each other Credit Document, unless otherwise specified herein or in such other Credit Document:

      (a) The definitions of terms herein shall apply equally to the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". The word "will" shall be construed to have the same meaning and effect as the word "shall". Unless the context requires otherwise, (i) any definition of or reference to any agreement, instrument or other document (including any Organization Document) shall be construed as referring to such agreement, instrument or other document as from time to time amended, supplemented or otherwise modified (subject to any restrictions on such amendments, supplements or modifications set forth herein or in any other Credit Document), (ii) any reference herein to any Person shall be construed to include such Person's successors and assigns, (iii) the words "herein", "hereof" and "hereunder," and words of similar import when used in any Credit Document, shall be construed to refer to such Credit Document in its entirety and not to any particular provision thereof, (iv) all references in a Credit Document to "Articles", "Sections", "Exhibits" and "Schedules" shall be construed to refer to articles and sections of, and exhibits and schedules to, the Credit Document in which such references appear, (v) any reference to any law shall include all statutory and regulatory provisions consolidating, amending replacing or interpreting such law and any reference to any law or regulation shall, unless otherwise specified, refer to such law or regulation as amended, modified or supplemented from time to time, and (vi) the words "asset" and "property" shall be construed to have the same meaning and effect and to refer to any and all tangible and intangible assets and properties, including cash, securities, accounts and contract rights.

      (b) In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including;" the words "to" and "until" each mean "to but excluding;" and the word "through" means "to and including."

      (c) Section headings herein and in the other Credit Documents are included for convenience of reference only and shall not affect the interpretation of this Credit Agreement or any other Credit Document.

1.4   Accounting Terms.
      ----------------

      (a) All accounting terms not specifically or completely defined herein shall be construed in conformity with, and all financial data (including financial ratios and other financial calculations) required to be submitted pursuant to this Credit Agreement shall be prepared in conformity with, GAAP applied on a consistent basis, as in effect from time to time, applied in a manner consistent with that used in preparing the audited financial statements referenced in Section 5.01(c), except as otherwise specifically prescribed herein.

      (b) Notwithstanding any provision herein to the contrary, determinations of (i) the applicable pricing level under the definition of "Applicable Percentage" and (ii) compliance with the financial covenants shall be made on a Pro Forma Basis.

      (c) The Borrower will provide a written summary of material changes in GAAP or in the consistent application thereof with each annual and quarterly Compliance Certificate delivered in accordance with Section 7.1(c). If at any time any change in GAAP or in the consistent application thereof would affect the computation of any financial ratio or requirement set forth in any Credit Document, and either the Borrower or the Required Lenders shall object in writing to determining compliance based on such change, then such computations shall continue to be made on a basis consistent with the most recent financial statements delivered pursuant to Section 7.1(a) or (b) as to which no such objection has been made.

      Notwithstanding the above, the parties hereto acknowledge and agree that, for purposes of all calculations made under the financial covenants set forth in
Section 7.11 (including without limitation for purposes of the definitions of "Applicable Percentage" and "Pro Forma Basis"), (i) in connection with any Asset Disposition referred to in Section 8.5, (A) income statement items (whether positive or negative) attributable to the Property disposed of shall be excluded to the extent relating to any period occurring prior to the date of such transaction and (B) Indebtedness which is retired shall be excluded and deemed to have been retired as of the day preceding the first day of the applicable period and (ii) in connection with any merger or consolidation referred to in
Section 8.4 or any Acquisition referred to in the definition of "Permitted Acquisition", (A) income statement items attributable to the Person or Property acquired shall, to the extent not otherwise included in such income statement items for the members of the Consolidated Group in accordance with GAAP or in accordance with any defined terms set forth in Section 1.1, be included to the extent relating to any period applicable in such calculations, (B) Indebtedness of the Person or Property acquired shall be deemed to have been incurred as of the first day of the applicable period and (C) pro forma adjustments may be included to the extent that such adjustments would be permitted under GAAP and give effect to items that are (x) directly attributable to such transaction, (y) expected to have a continuing impact on the Consolidated Group and (z) factually supportable.

1.5   Rounding.
      --------

      Any financial ratios required to be maintained by the Borrower pursuant to this Credit Agreement shall be calculated by dividing the appropriate component by the other component, carrying the result to one place more than the number of places by which such ratio is expressed herein and rounding the result up or down to the nearest number (with a rounding-up if there is no nearest number).

1.6   Times of Day.
      ------------

      Unless otherwise provided, all references herein to times of day shall be references to Central time (daylight or standard, as applicable).

1.7   Letter of Credit Amounts.
      ------------------------

      Unless otherwise provided, all references herein to the amount of a Letter of Credit at any time shall be deemed to mean the maximum face amount of such Letter of Credit after giving effect to all increases thereof contemplated by such Letter of Credit or the LOC Documents related thereto, whether or not such maximum face amount is in effect at such time.


                                    SECTION 2

                                CREDIT FACILITIES

2.1   Commitments.
      -----------

      (a) Revolving Commitment. During the Commitment Period, subject to the
          --------------------
terms and conditions hereof, each Lender severally agrees to make revolving credit loans (the "Revolving Loans") to the Borrower in Dollars from time to time in the amount of such Lender's Revolving Commitment Percentage of such Revolving Loans for the purposes hereinafter set forth; provided that (i) with regard to the Lenders collectively, the aggregate principal amount of Obligations outstanding at any time shall not exceed NINETY MILLION DOLLARS ($90,000,000) (as such amount may be reduced from time to time in accordance with the provisions hereof, the "Aggregate Revolving Committed Amount"), and
(ii) with regard to each Lender individually, such Lender's Revolving Commitment Percentage of Obligations outstanding at any time shall not exceed such Lender's Revolving Committed Amount. Revolving Loans may consist of Base Rate Loans or Eurodollar Rate Loans, or a combination thereof, as the Borrower may request, and may be repaid and reborrowed in accordance with the provisions hereof.

      (b) Letter of Credit Commitment. During the Commitment Period subject to
          ---------------------------
the terms and conditions hereof and of the LOC Documents, if any, and such other terms and conditions which the Issuing Lender may reasonably require, the Issuing Lender, in reliance upon the commitments of the Lenders set forth herein, shall issue, and the Lenders shall participate in, such Letters of Credit in Dollars as the Borrower may request for its own account or for the account of another Credit Party as provided herein, in a form acceptable to the

Issuing Lender, for the purposes hereinafter set forth; provided that (i) the aggregate amount of LOC Obligations shall not at any time exceed THIRTY MILLION DOLLARS ($30,000,000) (as such amount may be reduced from time to time in accordance with the provisions hereof, the "LOC Committed Amount"), (ii) with regard to the Lenders collectively, the aggregate principal amount of Obligations outstanding at any time shall not exceed the Aggregate Revolving Committed Amount, and (iii) with regard to each Lender individually, such Lender's Revolving Commitment Percentage of Obligations outstanding at any time shall not exceed such Lender's Revolving Committed Amount. Letters of Credit shall not have an original expiry date more than one year from the date of issuance or extension. No Letter of Credit shall have an expiry date, whether as originally issued or by extension, extending beyond the Termination Date. Each Letter of Credit shall comply with the related LOC Documents. The issuance date of each Letter of Credit shall be a Business Day.

      (c) Swingline Commitment. During the Commitment Period, subject to the
          --------------------
terms and conditions hereof, in reliance upon the commitments of the other Lenders set forth herein, the Swingline Lender agrees to make certain revolving credit loans (the "Swingline Loans") to the Borrower in Dollars from time to time for the purposes hereinafter set forth; provided that (i) the aggregate principal amount of Swingline Loans shall not at any time exceed TEN MILLION DOLLARS ($10,000,000) (as such amount may be reduced from time to time in accordance with the provisions hereof, the "Swingline Committed Amount"), and
(ii) with regard to the Lenders collectively, the aggregate principal amount of Obligations outstanding at any time shall not exceed the Aggregate Revolving Committed Amount. Swingline Loans may consist of Base Rate Loans or Quoted Rate Swingline Loans, or a combination thereof, as the Borrower may request, and may be repaid and reborrowed in accordance with the provisions hereof.

      (d) Increase in Revolving Commitments. Subject to the terms and conditions
          ---------------------------------
set forth herein, the Borrower may, at any time, upon written notice to the Administrative Agent, increase the Aggregate Revolving Committed Amount by up to THIRTY-FIVE MILLION DOLLARS ($35,000,000) to not more than ONE HUNDRED TWENTY-FIVE MILLION DOLLARS ($125,000,000); provided that:

            (i) the Borrower shall obtain commitments for the amount of the increase from existing Lenders or other commercial banks and financial institutions reasonably acceptable to the Administrative Agent, which other commercial banks and financial institutions shall join in this Credit Agreement as Lenders by joinder agreement substantially in the form of Schedule 2.1(d) attached hereto or by other arrangement reasonably acceptable to the Administrative Agent;

            (ii) any such increase shall be in a minimum aggregate principal amount of $5 million and integral multiples of $1 million in excess thereof (or the remaining amount, if less);

            (iii) if any Revolving Loans are outstanding at the time of any such increase, the Borrower will make such payments and adjustments on the Revolving Loans (including payment of any break-funding amounts owing under Section 3.12) as may be necessary to give effect to the revised commitment percentages and commitment amounts;

            (iv) payment of upfront fees, if any, in respect of the new commitments so established; and

            (v) the conditions to the making of a Revolving Loan set forth in
      Section 5.2 shall be satisfied.

      In connection with any such increase in the Revolving Commitments,
Schedule 2.1 will be revised to reflect the modified commitments and commitment percentages of the Lenders, and the Borrower will provide supporting resolutions, legal opinions, promissory notes and other items as may be reasonably requested by the Administrative Agent and the Lenders in connection therewith.

2.2   Method of Borrowing.
      -------------------

      (a) Notice of Request for Extensions of Credit. The Borrower shall request
          ------------------------------------------
an Extension of Credit by written notice (or telephonic notice promptly confirmed in writing) as follows:

            (i) Revolving Loans. In the case of Revolving Loans, by the Borrower
                ---------------
      to the Administrative Agent not later than 11:00 a.m. on the Business Day of the requested Borrowing in the case of Base Rate Loans, and on the third Business Day prior to the date of the requested Borrowing in the case of Eurodollar Rate Loans. Each such request for Borrowing shall be irrevocable and shall specify (A) that a Revolving Loan is requested, (B) the date of the requested Borrowing (which shall be a Business Day), (C) the aggregate principal amount to be borrowed, and (D) whether the Borrowing shall be comprised of Base Rate Loans, Eurodollar Rate Loans or a combination thereof, and if Eurodollar Rate Loans are requested, the Interest Period(s) therefor. A form of Notice of Borrowing is attached as
      Schedule 2.2(a)(i). The Administrative Agent shall give notice to each Lender promptly upon receipt of each Notice of Borrowing pursuant to this
      Section 2.2(a)(i), the contents thereof and each Lender's share of any Borrowing to be made pursuant thereto.

            (ii) Letters of Credit. In the case of Letters of Credit, each
                 -----------------
      Letter of Credit shall be issued or amended, as the case may be, upon the request of the Borrower delivered to the Issuing Lender (with a copy to the Administrative Agent) in the form of a Letter of Credit Application, appropriately completed and signed by a Executive Officer. Such Letter of Credit Application must be received by the Issuing Lender and the Administrative Agent not later than 11:00 a.m. at least two (2) Business Days (or such later date and time as the Issuing Lender and the Administrative Agent may agree in a particular instance in their sole discretion) prior to the proposed issuance date or date of amendment, as the case may be. In the case of a request for an initial issuance of a Letter of Credit, such Letter of Credit Application shall specify in form and detail satisfactory to the Issuing Lender: (A) the proposed issuance date of the requested Letter of Credit (which shall be a Business Day);
      (B) the amount thereof; (C) the expiry date thereof; (D) the name and address of the beneficiary thereof; (E) the documents to be presented by such beneficiary in case of any drawing thereunder; (F) the full text of any certificate to be presented by such beneficiary in case of any drawing thereunder; and (G) such other matters as the Issuing Lender may require. In the case of a request for an amendment of any outstanding Letter of Credit, such Letter of Credit Application shall specify in form and detail satisfactory to the Issuing Lender (A) the Letter of Credit to be amended;
      (B) the proposed date of amendment thereof (which shall be a Business
      Day); (C) the nature of the proposed amendment; and (D) such other matters as the Issuing Lender may require. Additionally, the Borrower shall furnish to the Issuing Lender and the Administrative Agent such other documents and information pertaining to such requested Letter of Credit issuance or amendment, including any LOC Documents, as the Issuing Lender or the Administrative Agent may require. Existing Letters of Credit shall be deemed to have been issued hereunder and shall be subject to and governed by the terms and conditions hereof.

            (iii) Promptly after receipt of any Letter of Credit Application, the Issuing Lender will confirm with the Administrative Agent (by telephone or in writing) that the Administrative Agent has received a copy of such Letter of Credit Application from the Borrower and, if not, the Issuing Lender will provide the Administrative Agent with a copy thereof. Unless the Issuing Lender has received written notice from the Administrative Agent, any Lender or any Credit Party, at least one Business Day prior to the requested date of issuance or amendment of the applicable Letter of Credit, that one or more applicable conditions contained in Section V shall not then be satisfied, then, subject to the terms and conditions hereof, the Issuing Lender shall, on the requested date, issue a Letter of Credit for the account of the Borrower (or Subsidiary) or enter into the applicable amendment, as the case may be, in each case in accordance with the Issuing Lender's usual and customary business practices. Immediately upon the issuance of each Letter of Credit, each Lender shall be deemed to, and hereby irrevocably and unconditionally agrees to, purchase from the Issuing Lender a risk participation in such Letter of Credit in an amount equal to such Lender's Revolving Commitment Percentage thereof.

            (iv) Promptly after its delivery of any Letter of Credit or any amendment to a Letter of Credit to an advising bank with respect thereto or to the beneficiary thereof, the Issuing Lender will also deliver to the Borrower and the Administrative Agent a true and complete copy of such Letter of Credit or amendment.

            (v) Swingline Loans. In the case of Swingline Loans, by the Borrower
                ---------------
      to the Swingline Lender with a copy to the Administrative Agent not later than 12:00 Noon on the Business Day of the requested Borrowing. Each such request for Borrowing shall be irrevocable and shall specify (A) that a Swingline Loan is requested, (B) the date of the requested Borrowing (which shall be a Business Day), (C) the aggregate principal amount to be borrowed, and (D) the interest rate option and maturity (up to ten (10) days) requested therefor. A form of Notice of Borrowing is attached as
      Schedule 2.2(a)(i).

      (b) Minimum Amounts. Each Revolving Loan advance shall be (i) in the case
          ---------------
of Eurodollar Rate Loans, in a minimum principal amount of $1 million and integral multiples of $500,000 in excess thereof and (ii) in the case of Base Rate Loans, $1 million (or, if less, the remaining Aggregate Revolving Committed Amount) and integral multiples of $250,000 in excess thereof. Each Swingline Loan advance shall be in integral multiples of $100,000 (or the remaining amount of the Swingline Committed Amount, if less).

      (c) Information Not Provided. If in connection with any such request for a
          ------------------------
Revolving Loan, the Borrower shall fail to specify (i) an applicable Interest Period in the case of a Eurodollar Rate Loan, the Borrower shall be deemed to have requested an Interest Period of one month, or (ii) the type of loan requested, the Borrower shall be deemed to have requested a Base Rate Loan.

      (d) Maximum Number of Eurodollar Rate Loans. In connection with any
          ---------------------------------------
request for a Revolving Loan, Revolving Loans may be comprised of no more than eight (8) Eurodollar Rate Loans outstanding at any time. For purposes hereof, Eurodollar Rate Loans with separate or different Interest Periods will be considered as separate Eurodollar Rate Loans even if their Interest Periods expire on the same date.

2.3   Interest.
      --------

      Subject to Section 3.1, the Loans shall bear interest at a per annum rate, payable in arrears on each applicable Interest Payment Date (or at such other times as may be specified herein), as follows:

            (a) Base Rate Loans. During such periods as the Loans shall be
                ---------------
      comprised of Base Rate Loans, the Adjusted Base Rate;

            (b) Eurodollar Rate Loans. During such periods as the Loans shall be
                ---------------------
      comprised of Eurodollar Rate Loans, the Adjusted Eurodollar Rate; and

            (c) Quoted Rate Swingline Loans. During such periods as the
                ---------------------------
      Swingline Loans shall be comprised of Quoted Rate Swingline Loans, the Quoted Rate.

2.4   Repayment.
      ---------

            (a) Revolving Loans. The principal amount of all Revolving Loans
                ---------------
      shall be due and payable in full on the Termination Date.

            (b) Swingline Loans. The principal amount of (i) the Quoted Rate
                ---------------
      Swingline Loans shall be due and payable in full on the earlier of (A) the maturity date (of up to ten (10) days from the initial Borrowing) agreed to by the Swingline Lender and the Borrower with respect to such Swingline Loan and (B) the Termination Date, and (ii) each other Swingline Loan shall be due and payable in full on the earlier of (A) demand of the Swingline Lender or (b) the end of the Interest Period with respect to such Swingline Loan.

2.5   Notes.
      -----

      The Revolving Loans and Swingline Loans shall be evidenced by the Revolving Notes.

2.6   Additional Provisions relating to Letters of Credit.
      ---------------------------------------------------

      (a) Obligation to Issue or Amend.
          ----------------------------

            (i) The Issuing Lender shall not issue any Letter of Credit if:

                  (A) the expiry date of such requested Letter of Credit would occur more than twelve months after the date of issuance, unless the Required Lenders have approved such expiry date; or

                  (B) the expiry date of such requested Letter of Credit would occur after the LOC Expiration Date, unless all the Lenders have approved such expiry date;

            (ii) The Issuing Lender shall not be under any obligation to issue any Letter of Credit if:

                  (A) any order, judgment or decree of any Governmental
            Authority or arbitrator shall by its terms purport to enjoin or restrain the Issuing Lender from issuing such Letter of Credit, or any Law applicable to the Issuing Lender or any request or directive (whether or not having the force of law) from any Governmental

            Authority with jurisdiction over the Issuing Lender shall prohibit, or request that the Issuing Lender refrain from, the issuance of letters of credit generally or such Letter of Credit in particular or shall impose upon the Issuing Lender with respect to such Letter of Credit any restriction, reserve or capital requirement (for which the Issuing Lender is not otherwise compensated hereunder) not in effect on the Closing Date, or shall impose upon the Issuing Lender any unreimbursed loss, cost or expense that was not applicable on the Closing Date and that the Issuing Lender in good faith deems material to it;

                  (B) the issuance of such Letter of Credit would violate any
            Law or one or more policies of the Issuing Lender;

                  (C) except as otherwise agreed by the Issuing Lender and the
            Administrative Agent, such Letter of Credit is in an initial face amount less than $100,000, in the case of a commercial Letter of Credit, or $500,000 , in the case of a standby Letter of Credit;

                  (D) such Letter of Credit is to be denominated in a currency other than Dollars;

                  (E) such Letter of Credit contains provisions for automatic reinstatement of the stated amount after any drawing thereunder; or

                  (F) a default of any Lender's obligations to fund under
            Section 2.6(b) existing or any Lender is at such time a Defaulting Lender, unless the Issuing Lender has entered into satisfactory arrangements with the Borrower or such Lender to eliminate the Issuing Lender's risk with respect to such Lender.

            (iii) The Issuing Lender shall not amend any Letter of Credit if the Issuing Lender would not be permitted at such time to issue such Letter of Credit in its amended form under the terms hereof.

            (iv) The Issuing Lender shall not be under any obligation to amend any Letter of Credit if:

                  (A) the Issuing Lender would have no obligation at such time to issue such Letter of Credit in its amended form under the terms hereof; or

                  (B) the beneficiary of such Letter of Credit does not accept the proposed amendment to such Letter of Credit.

      (b) Drawings and Reimbursements; Funding of Participations.
          ---------------------------

            (i) Upon any drawing under any Letter of Credit, the Issuing Lender shall notify the Borrower and the Administrative Agent thereof. Not later than 11:00 a.m. on the date of any payment by the Issuing Lender under a Letter of Credit (each such date, an "Honor Date"), the Borrower shall reimburse the Issuing Lender through the Administrative Agent in Dollars in an amount equal to the amount of such drawing. If the Borrower fails to so reimburse the Issuing Lender by such time, the Administrative Agent shall promptly notify each Lender of the Honor Date, the amount of the unreimbursed drawing (the "Unreimbursed Amount"), and the amount of such Lender's Revolving Commitment Percentage thereof. In such event, the Borrower shall be deemed to have requested a Borrowing of Base Rate Loans to be disbursed on the Honor Date in an amount equal to the Unreimbursed Amount, without regard to the minimum and multiples specified in Section
      2.2 for the principal amount of Base Rate Loans, the amount of the unutilized portion of the Aggregate Revolving Committed Amount or the conditions set forth in Section 5.02. Any notice given by the Issuing Lender or the Administrative Agent pursuant to this Section 2.6(b)(i) may be given by telephone if immediately confirmed in writing; provided that the lack of such an immediate confirmation shall not affect the conclusiveness or binding effect of such notice.

            (ii) Each Lender shall upon any notice pursuant to Section 2.6(b)(i) make funds available to the Administrative Agent for the account of the Issuing Lender at the Administrative Agent's Office in an amount equal to its Revolving Commitment Percentage of the Unreimbursed Amount not later than 1:00 p.m. on the Business Day specified in such notice by the Administrative Agent, whereupon, subject to the provisions of Section 2.6(b)(iii), each Lender that so makes funds available shall be deemed to have made a Revolving Loan that is a Base Rate Loan to the Borrower in such amount. The Administrative Agent shall remit the funds so received to the Issuing Lender.

            (iii) With respect to any Unreimbursed Amount that is not fully refinanced by a Borrowing of Base Rate Loans for any reason, the Borrower shall be deemed to have incurred from the Issuing Lender a Letter of Credit Borrowing in the amount of the Unreimbursed Amount that is not so refinanced, which Letter of Credit Borrowing shall be due and payable on demand (together with interest) and shall bear interest at the Default Rate. In such event, each Lender's payment to the Administrative Agent for the account of the Issuing Lender pursuant to Section 2.6(b)(ii) shall be deemed payment in respect of its participation in such Letter of Credit Borrowing and shall constitute a Letter of Credit Advance from such Lender in satisfaction of its participation obligation under this Section 2.6.

            (iv) Until a Lender funds its Revolving Loan or Letter of Credit Advance pursuant to this Section 2.6(b) to reimburse the Issuing Lender for any amount drawn under any Letter of Credit, interest in respect of such Lender's Revolving Commitment Percentage of such amount shall be solely for the account of the Issuing Lender.

            (v) Each Lender's obligation to make Revolving Loans or Letter of Credit Advances to reimburse the Issuing Lender for amounts drawn under Letters of Credit, as contemplated by this Section 2.6(b), shall be absolute and unconditional and shall not be affected by any circumstance, including (A) any setoff, counterclaim, recoupment, defense or other right that such Lender may have against the Issuing Lender, the Borrower or any other Person for any reason whatsoever; (B) the occurrence or continuance of a Default or Event of Default, (C) non-compliance with the conditions set forth in Section 5.2, or (D) any other occurrence, event or condition, whether or not similar to any of the foregoing; provided that the Issuing Lender shall have complied with the provisions of Section 2.3(b)(ii). No such making of a Letter of Credit Advance shall relieve or otherwise impair the obligation of the Borrower to reimburse the Issuing Lender for the amount of any payment made by the Issuing Lender under any Letter of Credit, together with interest as provided herein.

            (vi) If any Lender fails to make available to the Administrative Agent for the account of the Issuing Lender any amount required to be paid by such Lender pursuant to the foregoing provisions of this Section 2.6(b) by the time specified in Section 2.6(b)(ii), the Issuing Lender shall be entitled to recover from such Lender (acting through the Administrative Agent), on demand, such amount with interest thereon for the period from the date such payment is required to the date on which such payment is immediately available to the Issuing Lender at a rate per annum equal to the greater of Federal Funds Rate and a rate determined by the Issuing Lender in accordance with banking industry rules on interbank compensation. A certificate of the Issuing Lender submitted to any Lender (through the Administrative Agent) with respect to any amounts owing under this clause (vi) shall be conclusive absent manifest error.

      (c) Repayment of Participations.
          ---------------------------

            (i) At any time after the Issuing Lender has made a payment under any Letter of Credit and has received from any Lender such Lender's Letter of Credit Advance in respect of such payment in accordance with Section 2.6(b), if the Administrative Agent receives for the account of the Issuing Lender any payment in respect of the related Unreimbursed Amount or interest thereon (whether directly from the Borrower or otherwise, including proceeds of Cash Collateral applied thereto by the Administrative Agent), the Administrative Agent will distribute to such Lender its Revolving Commitment Percentage thereof (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such Lender's Letter of Credit Advance was outstanding) in the same funds as those received by the Administrative Agent.

            (ii) If any payment received by the Administrative Agent for the account of the Issuing Lender pursuant to Section 2.6(b)(i) is required to be returned under any of the circumstances described in Section 11.7 (including pursuant to any settlement entered into by the Issuing Lender in its discretion), each Lender shall pay to the Administrative Agent for the account of the Issuing Lender its Revolving Commitment Percentage thereof on demand of the Administrative Agent, plus interest thereon from the date of such demand to the date such amount is returned by such Lender, at a rate per annum equal to the Federal Funds Rate from time to time in effect. The obligations of the Lenders under this clause shall survive the payment in full of the Obligations and the termination of this Credit Agreement.

      (d) Obligations Absolute. The obligation of the Borrower to reimburse the
          --------------------
Issuing Lender for each drawing under each Letter of Credit and to repay each Letter of Credit Borrowing shall be absolute, unconditional and irrevocable, and shall be paid strictly in accordance with the terms of this Credit Agreement under all circumstances, including the following:

            (i) any lack of validity or enforceability of such Letter of Credit, this Credit Agreement or any other Credit Document;

            (ii) the existence of any claim, counterclaim, setoff, defense or other right that the Borrower or any Subsidiary may have at any time against any beneficiary or any transferee of such Letter of Credit (or any Person for whom any such beneficiary or any such transferee may be acting), the Issuing Lender or any other Person, whether in connection with this Credit Agreement, the transactions contemplated hereby or by such Letter of Credit or any agreement or instrument relating thereto, or any unrelated transaction;

            (iii) any draft, demand, certificate or other document presented under such Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect; or any loss or delay in the transmission or otherwise of any document required in order to make a drawing under such Letter of Credit;

            (iv) any payment by the Issuing Lender under such Letter of Credit against presentation of a draft or certificate that does not strictly comply with the terms of such Letter of Credit; or any payment made by the Issuing Lender under such Letter of Credit to any Person purporting to be a trustee in bankruptcy, debtor-in-possession, assignee for the benefit of creditors, liquidator, receiver or other representative of or successor to any beneficiary or any transferee of such Letter of Credit, including any arising in connection with any proceeding under any Debtor Relief Law; or

            (v) any other circumstance or happening whatsoever, whether or not similar to any of the foregoing, including any other circumstance that might otherwise constitute a defense available to, or a discharge of, the Borrower or any Subsidiary.

      The Borrower shall promptly examine a copy of each Letter of Credit and each amendment thereto that is delivered to such Borrower and, in the event of any claim of noncompliance with the Borrower's instructions or other irregularity, the Borrower will immediately notify the Issuing Lender. The Borrower shall be conclusively deemed to have waived any such claim against the Issuing Lender and its correspondents unless such notice is given as aforesaid.

      (e) Role of the Issuing Lender in such Capacity. Each Lender and the
          -------------------------------------------
Borrower agrees that, in paying any drawing under a Letter of Credit, the Issuing Lender shall not have any responsibility to obtain any document (other than any sight draft, certificates and documents expressly required by the Letter of Credit) or to ascertain or inquire as to the validity or accuracy of any such document or the authority of the Person executing or delivering any such document. None of the Issuing Lender, the Administrative Agent, any of their respective Related Parties nor any correspondent, participant or assignee of the Issuing Lender shall be liable to any Lender for (i) any action taken or omitted in connection herewith at the request or with the approval of the Lenders or the Required Lenders, as applicable; (ii) any action taken or omitted in the absence of gross negligence or willful misconduct; or (iii) the due execution, effectiveness, validity or enforceability of any document or instrument related to any Letter of Credit or LOC Document. The Borrower hereby assumes all risks of the acts or omissions of any beneficiary or transferee with respect to such Borrower's use of any Letter of Credit; provided, however, that this assumption is not intended to, and shall not, preclude the Borrower's pursuing such rights and remedies as the Borrower may have against the beneficiary or transferee at law or under any other agreement. None of the Issuing Lender, the Administrative Agent, any of their respective Related Parties nor any correspondent, participant or assignee of the Issuing Lender, shall be liable or responsible for any of the matters described in clauses (i) through (v) of Section 2.6(d); provided, however, that anything in such clauses to the contrary notwithstanding, the Borrower may have a claim against the Issuing Lender, and the Issuing Lender may be liable to the Borrower, to the extent, but only to the extent, of any direct, as opposed to consequential or exemplary, damages suffered by the Borrower that such Borrower proves were caused by the Issuing Lender's willful misconduct or gross negligence or the Issuing Lender's willful failure to pay under any Letter of Credit after the presentation to it by the beneficiary of a sight draft and certificate(s) strictly complying with the terms and conditions of a Letter of Credit. In furtherance and not in limitation of the foregoing, the Issuing Lender may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary, and the Issuing Lender shall not be responsible for the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign a Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, that may prove to be invalid or ineffective for any reason.

      (f) Cash Collateral. (i) If the Issuing Lender has honored any full or
          ---------------
partial drawing request under any Letter of Credit and such drawing has resulted in a Letter of Credit Borrowing, or (ii) if, as of the LOC Expiration Date, any LOC Obligation for any reason remains outstanding, the Borrower shall, in each case, immediately Cash Collateralize the then-Outstanding Amount of its LOC

Obligations. The Borrower hereby grants to the Administrative Agent, for the benefit of the Issuing Lender and the Lenders, a security interest in all such cash, deposit accounts and all balances therein and all proceeds of the foregoing. Cash Collateral shall be maintained in blocked, non-interest bearing deposit accounts at Bank of America.

      (g) Designation of other Credit Parties as Account Parties.
          ------------------------------------------------------
Notwithstanding anything to the contrary set forth in this Credit Agreement, including Section 2.2(a)(ii) hereof, a Letter of Credit issued hereunder may contain a statement to the effect that such Letter of Credit is issued for the account of a Credit Party other than the Borrower, provided that notwithstanding such statement, the Borrower shall be the actual account party for all purposes of this Credit Agreement for such Letter of Credit and such statement shall not affect the Borrower's reimbursement obligations hereunder with respect to such Letter of Credit.

      (h) Renewal, Extension. The renewal or extension of any Letter of Credit
          ------------------
shall, for purposes hereof, be treated in all respects the same as the issuance of a new Letter of Credit hereunder.

      (i) Uniform Customs and Practices. Unless otherwise expressly agreed by
          -----------------------------
the Issuing Lender and the Borrower when a Letter of Credit is issued (including any such agreement applicable to an Existing Letter of Credit), (i) the rules of the ISP shall apply to each standby Letter of Credit, and (ii) the rules of the Uniform Customs and Practice for Documentary Credits, as most recently published by the International Chamber of Commerce at the time of issuance shall apply to each commercial Letter of Credit.

      (j) Indemnification; Nature of Issuing Lender's Duties.
          --------------------------------------------------

            (i) In addition to its other obligations under this Section 2.6, the Borrower hereby agrees to protect, indemnify, pay and save the Issuing Lender harmless from and against any and all claims, demands, liabilities, damages, losses, costs, charges and expenses (including reasonable attorneys' fees) that the Issuing Lender may incur or be subject to as a consequence, direct or indirect, of (A) the issuance of any Letter of Credit or (B) the failure of the Issuing Lender to honor a drawing under a Letter of Credit as a result of any act or omission, whether rightful or wrongful, of any present or future de jure or de facto government or governmental authority (all such acts or omissions, herein called "Government Acts").

            (ii) As between the Borrower and the Issuing Lender, the Borrower shall assume all risks of the acts, omissions or misuse of any Letter of Credit by the beneficiary thereof. The Issuing Lender shall not be responsible: (A) for the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for and issuance of any Letter of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (B) for the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, that may prove to be invalid or ineffective for any reason; (C) for errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise, whether or not they be in cipher; (D) for any loss or delay in the transmission or otherwise of any document required in order to make a drawing under a Letter of Credit or of the proceeds thereof; and (E) for any consequences arising from causes beyond the control of the Issuing Lender, including any Government Acts. None of the above shall affect, impair, or prevent the vesting of the Issuing Lender's rights or powers hereunder.

            (iii) In furtherance and extension and not in limitation of the specific provisions hereinabove set forth, any action taken or omitted by the Issuing Lender, under or in connection with any Letter of Credit or the related certificates, if taken or omitted in good faith, shall not put such Issuing Lender under any resulting liability to the Borrower or any other Credit Party. It is the intention of the parties that this Credit Agreement shall be construed and applied to protect and indemnify the Issuing Lender against any and all risks involved in the issuance of the Letters of Credit, all of which risks are hereby assumed by the Borrower (on behalf of itself and each of the other Credit Parties), including any and all Government Acts. The Issuing Lender shall not, in any way, be liable for any failure by the Issuing Lender or anyone else to pay any drawing under any Letter of Credit as a result of any Government Acts or any other cause beyond the control of the Issuing Lender.

            (iv) Nothing in this subsection (h) is intended to limit the reimbursement obligations of the Borrower contained in subsection (d) above. The obligations of the Borrower under this subsection (h) shall survive the termination of this Credit Agreement. No act or omissions of any current or prior beneficiary of a Letter of Credit shall in any way affect or impair the rights of the Issuing Lender to enforce any right, power or benefit under this Credit Agreement.

            (v) Notwithstanding anything to the contrary contained in this subsection (h), the Borrower shall have no obligation to indemnify the Issuing Lender in respect of any liability incurred by the Issuing Lender
      (A) arising solely out of the gross negligence or willful misconduct of the Issuing Lender, as determined by a court of competent jurisdiction, or
      (B) caused by the Issuing Lender's failure to pay under any Letter of Credit after presentation to it of a request strictly complying with the terms and conditions of such Letter of Credit, as determined by a court of competent jurisdiction, unless such payment is prohibited by any law, regulation, court order or decree.

      (k) Responsibility of Issuing Lender. It is expressly understood and
          --------------------------------
agreed that the obligations of the Issuing Lender hereunder to the Lenders are only those expressly set forth in this Credit Agreement and that the Issuing Lender shall be entitled to assume that the conditions precedent set forth in
Section 5.2 have been satisfied unless it shall have acquired actual knowledge that any such condition precedent has not been satisfied; provided, however, that nothing set forth in this Section 2.6 shall be deemed to prejudice the right of any Lender to recover from the Issuing Lender any amounts made available by such Lender to the Issuing Lender pursuant to this Section 2.6 in the event that it is determined by a court of competent jurisdiction that the payment with respect to a Letter of Credit constituted gross negligence or willful misconduct on the part of the Issuing Lender.

      (l) Conflict with LOC Documents. In the event of any conflict between this
          ---------------------------
Credit Agreement and any LOC Document (including any letter of credit application), this Credit Agreement shall control.

2.7   Additional Provisions relating to Swingline Loans.
      -------------------------------------------------

      The Swingline Lender may, at any time, in its sole discretion, by written notice to the Borrower and the Lenders, demand repayment of its Swingline Loans by way of a Revolving Loan advance, in which case the Borrower shall be deemed to have requested a Revolving Loan advance comprised solely of Base Rate Loans in the amount of such Swingline Loans; provided, however, that any such demand shall be deemed to have been given one Business Day prior to the Termination Date and on the date of the occurrence of any Event of Default described in
Section 9.1 and upon acceleration of the indebtedness hereunder and the exercise of remedies in accordance with the provisions of Section 9.2. Each Lender hereby irrevocably agrees to make its Revolving Commitment Percentage of each such Revolving Loan in the amount, in the manner and on the date specified in the preceding sentence notwithstanding (I) the amount of such Borrowing may not comply with the minimum amount for advances of Revolving Loans otherwise required hereunder, (II) whether any conditions specified in Section 5.2 are then satisfied, (III) whether a Default or an Event of Default then exists, (IV) failure of any such request or deemed request for Revolving Loan to be made by the time otherwise required hereunder, (V) whether the date of such Borrowing is a date on which Revolving Loans are otherwise permitted to be made hereunder or
(VI) any termination of the Commitments relating thereto immediately prior to or contemporaneously with such Borrowing. In the event that any Revolving Loan cannot for any reason be made on the date otherwise required above (including as a result of the commencement of a proceeding under any Debtor Relief Law with respect to the Borrower or any other Credit Party), then each Lender hereby agrees that it shall forthwith purchase (as of the date such Borrowing would otherwise have occurred, but adjusted for any payments received from the Borrower on or after such date and prior to such purchase) from the Swingline Lender such Participation Interests in the outstanding Swingline Loans as shall be necessary to cause each such Lender to share in such Swingline Loans ratably based upon its Revolving Commitment Percentage (determined before giving effect to any termination of the Commitments pursuant to Section 3.4), provided that
(A) all interest payable on the Swingline Loans shall be for the account of the Swingline Lender until the date as of which the respective Participation Interest is funded and (B) at the time any purchase of Participation Interests pursuant to this sentence is actually made, the purchasing Lender shall be required to pay to the Swingline Lender, to the extent not paid to the Swingline Lender by the Borrower in accordance with the terms of Section 2.4(b), interest on the principal amount of Participation Interests purchased for each day from and including the day upon which such Borrowing would otherwise have occurred to but excluding the date of payment for such Participation Interests, at the rate equal to the Federal Funds Rate.


                                    SECTION 3

                 OTHER PROVISIONS RELATING TO CREDIT FACILITIES
                 ----------------------------------------------

3.1   Default Rate.
      ------------

      Upon the request of the Required Lenders, while any Event of Default exists, the Default Rate shall apply.

3.2   Extension and Conversion.
      ------------------------

      The Borrower shall have the option, on any Business Day, to extend existing Loans into a subsequent permissible Interest Period or to convert Loans into Loans of another interest rate type; provided, however, that (i) except as provided in Section 3.8, Eurodollar Rate Loans may be converted into Base Rate Loans or extended as Eurodollar Rate Loans for new Interest Periods only on the last day of the Interest Period applicable thereto, (ii) Eurodollar Rate Loans may be extended, and Base Rate Loans may be converted into Eurodollar Rate Loans, only if the conditions precedent set forth in Section 5.2 are satisfied on the date of Continuation or Conversion, (iii) Loans extended as, or converted into, Eurodollar Rate Loans shall be subject to the terms of the definition of "Interest Period" and shall be in such minimum amounts as provided in Section 2.2(b), and (iv) any request for Continuation or Conversion of a Eurodollar Rate Loan which shall fail to specify an Interest Period shall be deemed to be a request for an Interest Period of one month. Each such Continuation or Conversion shall be effected by the Borrower by giving a Notice of Extension/Conversion (or telephonic notice promptly confirmed in writing) to the office of the Administrative Agent specified in Section 11.1, or at such other office as the Administrative Agent may designate in writing, prior to 11:00 a.m., on the Business Day of, in the case of the Conversion of a Eurodollar Rate

Loan into a Base Rate Loan, and on the third Business Day prior to, in the case of the Continuation of a Eurodollar Rate Loan as, or Conversion of a Base Rate Loan into, a Eurodollar Rate Loan, the date of the proposed Continuation or Conversion, specifying the date of the proposed Continuation or Conversion, the Loans to be so extended or converted, the types of Loans into which such Loans are to be converted and, if appropriate, the applicable Interest Periods with respect thereto. Each request for Continuation or Conversion shall be irrevocable and shall constitute a representation and warranty by the Borrower of the matters specified in Section 5.2. In the event the Borrower fails to request Continuation or Conversion of any Eurodollar Rate Loan in accordance with this Section, or any such Conversion or Continuation is not permitted or required by this Section, then such Eurodollar Rate Loan shall be automatically converted into a Base Rate Loan at the end of the Interest Period applicable thereto. The Administrative Agent shall give each Lender notice as promptly as practicable of any such proposed Continuation or Conversion affecting any Revolving Loan.

3.3   Prepayments.
      -----------

      (a) Voluntary Prepayments. The Loans may be repaid in whole or in part
          ---------------------
without premium or penalty; provided that (i) Eurodollar Rate Loans and Quoted Rate Swingline Loans may be prepaid only upon prior written notice to the Administrative Agent received prior to 11:00 a.m. on the third Business Day prior to such prepayment and must be accompanied by payment of accrued interest thereon and any amounts owing under Section 3.12, (ii) Base Rate Loans may be prepaid only upon prior written notice to the Administrative Agent received prior to 11:00 a.m. on the Business Day of such prepayment, (iii) Swingline Loans (other than Quoted Rate Swingline Loans) may be prepaid only upon prior written notice to the Administrative Agent received prior to 12:00 Noon on the Business Day of such prepayment, and (iv) partial prepayments shall be minimum principal amounts of $1 million, in the case of Eurodollar Rate Loans, and $500,000, in the case of Base Rate Loans, and in integral multiples of $250,000 in excess thereof.

      (b) Mandatory Prepayments.
          ---------------------

            (i) Committed Amounts. If at any time, (i) the aggregate principal
                -----------------
      amount of Obligations shall exceed the Aggregate Revolving Committed Amount, (ii) the aggregate amount of LOC Obligations shall exceed the LOC Committed Amount, or (iii) the aggregate amount of Swingline Loans shall exceed the Swingline Committed Amount, the Borrower shall immediately make payment on the Revolving Loans, on the Swingline Loans and/or to a cash collateral account in respect of the LOC Obligations, in an amount sufficient to eliminate the excess.

            (ii) Asset Dispositions. The Obligations shall be immediately
                 ------------------
      prepaid as hereafter provided in an amount equal to one hundred percent (100%) of the Net Cash Proceeds received from any Asset Disposition to the extent (A) such Net Cash Proceeds are not reinvested in the same or similar property or assets within twelve (12) months of the date of such Asset Disposition, and (B) the aggregate amount of such Net Cash Proceeds not reinvested in accordance with the foregoing clause (A) shall exceed $10 million in any fiscal year; provided that no prepayment of Net Cash Proceeds shall be required for any Asset Disposition with respect to the Borrower's Investment in InteliStaf Holdings, Inc. or dividends paid in respect of such Investment.

            (iii) Debt Transactions. The Obligations shall be immediately
                  -----------------
      prepaid as hereafter provided in an amount equal to one hundred percent (100%) of the Net Cash Proceeds received from any Debt Transaction.

            (iv) Equity Transactions. The Obligations shall be immediately
                 -------------------
      prepaid as hereafter provided in an amount equal to one hundred percent (100%) of the Net Cash Proceeds received from any Equity Transaction.

      (c) Application. Voluntary prepayments shall be applied as specified by
          -----------
the Borrower or, if not so specified, first to Base Rate Loans, then to Eurodollar Rate Loans and Quoted Rate Swingline Loans in direct order of Interest Period maturities and then to a cash collateral account to secure LOC Obligations. Mandatory prepayments shall be applied first to Base Rate Loans, then to Eurodollar Rate Loans and Quoted Rate Swingline Loans in direct order of Interest Period maturities and then to a cash collateral account to secure LOC Obligations (with a corresponding reduction in the Aggregate Revolving Committed Amount in an amount equal to the aggregate amount of prepayments required in respect of Asset Dispositions, Debt Transactions and Equity Transactions under clauses (ii), (iii) and (iv), respectively, of Section 3.3(b) hereof.

3.4   Reduction and Termination of Commitments.
      ----------------------------------------

      (a) Voluntary Reduction of Commitments. The Commitments may be terminated
          ----------------------------------
or permanently reduced in whole or in part by the Borrower upon three (3) Business Days' prior written notice to the Administrative Agent, provided that
(i) after giving effect to any voluntary reduction the aggregate amount of Obligations shall not exceed the Aggregate Revolving Committed Amount, as reduced, and (ii) partial reductions shall be in a minimum principal amount of $5 million, and in integral multiples of $1 million in excess thereof.

      (b) Mandatory Reduction of Commitments. The Aggregate Revolving Committed
          ----------------------------------
Amount shall be permanently reduced by the aggregate amount of prepayments required in respect of Asset Dispositions and Debt Transactions under clauses
(ii) and (iii), respectively, of Section 3.3(b) hereof.

      (c) Termination of Commitments. The Commitments shall terminate on the
          --------------------------
Termination Date.

3.5   Fees.
      ----
      (a) Commitment Fee. In consideration of the Revolving Commitments, the Borrower agrees to pay to the Administrative Agent for the ratable benefit of the Lenders a commitment fee (the "Commitment Fee") equal to the Applicable Percentage per annum on the average daily unused amount of the Aggregate Revolving Committed Amount for the applicable period. The Commitment Fee shall be payable quarterly in arrears on the last Business Day of each March, June, September and December for the immediately preceding quarter (or portion thereof) beginning with the first such date to occur after the Closing Date (as well as on the Termination Date). For purposes of computation of the Commitment Fee, (i) Swingline Loans shall be counted toward, and considered, usage of the Aggregate Revolving Committed Amount and (ii) LOC Obligations shall be counted toward and considered usage of the Aggregate Revolving Committed Amount.

      (b) Letter of Credit Fees.
          ---------------------

            (i) Letter of Credit Fee. The Borrower shall pay to the
                --------------------
      Administrative Agent for the account of each Lender in accordance with its Revolving Commitment Percentage a Letter of Credit fee (the "Letter of Credit Fee") (i) for each commercial Letter of Credit equal to the Applicable Percentage times the daily maximum amount available to be drawn under such Letter of Credit (whether or not such maximum amount is then in effect under such Letter of Credit), and (ii) for each standby Letter of Credit equal to the Applicable Percentage times the daily maximum amount available to be drawn under such Letter of Credit (whether or not such maximum amount is then in effect under such Letter of Credit). Letter of

      Credit Fees shall be (i) computed on a quarterly basis in arrears and (ii) due and payable on the first Business Day after the end of each March, June, September and December, commencing with the first such date to occur after the issuance of such Letter of Credit, on the LOC Expiration Date and thereafter on demand. If there is any change in the Applicable Percentage during any quarter, the daily maximum amount of each standby Letter of Credit shall be computed and multiplied by the Applicable Percentage separately for each period during such quarter that such Applicable Percentage was in effect.

            (ii) Issuing Lender Fees. The Borrower shall pay directly to the
                 -------------------
      Issuing Lender for its own account a fronting fee (i) with respect to each commercial Letter of Credit, at the rate specified in the Administrative Agent's Engagement Letter and payable upon the issuance of such Letter of Credit, (ii) with respect to any amendment of a commercial Letter of Credit increasing the amount of such Letter of Credit, at a rate separately agreed between the Borrower and the Issuing Lender, computed on the amount of such increase, and payable upon the effectiveness of such amendment and (iii) with respect to each standby Letter of Credit, at the rate per annum specified in the Administrative Agent's Engagement Letter, computed on the actual daily maximum amount available to be drawn under such Letter of Credit (whether or not such maximum amount is then in effect under such Letter of Credit) and on a quarterly basis in arrears, and due and payable on the first Business Day after the end of each March, June, September and December, commencing with the first such date to occur after the issuance of such Letter of Credit, on the LOC Expiration Date and thereafter on demand. In addition, the Borrower shall pay directly to the Issuing Lender for its own account the customary issuance, presentation, amendment and other processing fees, and other standard costs and charges, of the Issuing Lender relating to letters of credit as from time to time in effect. Such customary fees and standard costs and charges are due and payable on demand and are nonrefundable.

      (c) Administrative Fees. The Borrower agrees to pay to the Administrative
          -------------------
Agent, for its own account, the fees referred to in the Administrative Agent's Engagement Letter.

3.6   Capital Adequacy.
      ----------------
      If any Lender or the Issuing Lender determines that any Change in Law affecting such Lender or the Issuing Lender or any Lending Office of such Lender or such Lender's or the Issuing Lender's holding company, if any, regarding capital requirements has or would have the effect of reducing the rate of return on such Lender's or the Issuing Lender's capital or on the capital of such Lender's or the Issuing Lender's holding company, if any, as a consequence of this Credit Agreement, the Commitments of such Lender or the Loans made by, or participations in Letters of Credit held by, such Lender, or the Letters of Credit issued by the Issuing Lender, to a level below that which such Lender or the Issuing Lender or such Lender's or the Issuing Lender's holding company could have achieved but for such Change in Law (taking into consideration such Lender's or the Issuing Lender's policies and the policies of such Lender's or the Issuing Lender's holding company with respect to capital adequacy), then from time to time the Borrower will pay to such Lender or the Issuing Lender, as the case may be, such additional amount or amounts as will compensate such Lender or the Issuing Lender or such Lender's or the Issuing Lender's holding company for any such reduction suffered.

3.7   Limitation on Eurodollar Rate Loans.
      -----------------------------------

      If on or prior to the first day of any Interest Period for any Eurodollar Rate Loan:

            (a) the Administrative Agent reasonably determines (which determination shall be conclusive) that by reason of circumstances affecting the relevant market, adequate and reasonable means do not exist for ascertaining the Eurodollar Rate for such Interest Period; or

            (b) the Required Lenders determine (which determination shall be conclusive) and notify the Administrative Agent that the Eurodollar Rate will not adequately and fairly reflect the cost to the Lenders of funding Eurodollar Rate Loans for such Interest Period;

then the Administrative Agent shall give the Borrower prompt notice thereof, and so long as such condition remains in effect, the Lenders shall be under no obligation to make additional Eurodollar Rate Loans, Continue Eurodollar Rate Loans, or to Convert Base Rate Loans into Eurodollar Rate Loans with respect to the affected currency.

3.8   Illegality.
      ----------

      If any Lender determines that any Law has made it unlawful, or that any Governmental Authority has asserted that it is unlawful, for any Lender or its applicable Lending Office to make, maintain or fund Eurodollar Rate Loans, or to determine or charge interest rates based upon the Eurodollar Rate, or any Governmental Authority has imposed material restrictions on the authority of such Lender to purchase or sell, or to take deposits of, Dollars in the London interbank market, then, on notice thereof by such Lender to the Borrower through the Administrative Agent, any obligation of such Lender to make or continue Eurodollar Rate Loans or to convert Loans that are Base Rate Loans to Eurodollar Rate Loans shall be suspended until such Lender notifies the Administrative Agent and the Borrower that the circumstances giving rise to such determination no longer exist. Upon receipt of such notice, the Borrower shall, upon demand from such Lender (with a copy to the Administrative Agent), prepay or, if applicable, convert all Eurodollar Rate Loans of such Lender to Base Rate Loans, either on the last day of the Interest Period therefor, if such Lender may lawfully continue to maintain such Eurodollar Rate Loans to such day, or immediately, if such Lender may not lawfully continue to maintain such Eurodollar Rate Loans. Upon any such prepayment or conversion, the Borrower shall also pay accrued interest on the amount so prepaid or converted.

3.9   Requirements of Law.
      -------------------
      (a) Increased Costs Generally. If any Change in Law shall:
          -------------------------
            (i) impose, modify or deem applicable any reserve, special deposit, compulsory loan, insurance charge or similar requirement against assets of, deposits with or for the account of, or credit extended or participated in by, any Lender (except any reserve requirement contemplated by Section 3.9(e)) or the Issuing Lender;

            (ii) subject any Lender or the Issuing Lender to any tax of any kind whatsoever with respect to this Credit Agreement, any Letter of Credit, any participation in a Letter of Credit or any Eurodollar Rate Loan made by it, or change the basis of taxation of payments to such Lender or the Issuing Lender in respect thereof (except for Indemnified Taxes or Other Taxes covered by Section 3.1 and the imposition of, or any change in the rate of, any Excluded Tax payable by such Lender or the Issuing Lender); or

            (iii) impose on any Lender or the Issuing Lender or the London interbank market any other condition, cost or expense affecting this Credit Agreement or Eurodollar Rate Loans made by such Lender or any Letter of Credit or participation therein;

and the result of any of the foregoing shall be to increase the cost to such Lender of making or maintaining any Eurodollar Rate Loan (or of maintaining its obligation to make any such Loan), or to increase the cost to such Lender or the Issuing Lender of participating in, issuing or maintaining any Letter of Credit (or of maintaining its obligation to participate in or to issue any Letter of Credit), or to reduce the amount of any sum received or receivable by such Lender or the Issuing Lender hereunder (whether of principal, interest or any other amount) then, upon request of such Lender or the Issuing Lender, the Borrower will pay to such Lender or the Issuing Lender, as the case may be, such additional amount or amounts as will compensate such Lender or the Issuing Lender, as the case may be, for such additional costs incurred or reduction suffered. If any Lender requests compensation by the Borrower under this Section 3.9, the Borrower may, by notice to such Lender (with a copy to the Administrative Agent), suspend the obligation of such Lender to make or Continue Eurodollar Rate Loans, or to Convert Base Rate Loans into Eurodollar Rate Loans, until the event or condition giving rise to such request ceases to be in effect (in which case the provisions of Section 3.10 shall be applicable); provided that such suspension shall not affect the right of such Lender to receive the compensation so requested. Each Lender shall promptly notify the Borrower and the Administrative Agent of any event of which it has knowledge, occurring after the date hereof, which will entitle such Lender to compensation pursuant to this
Section 3.9 and will designate a different applicable Lending Office if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the judgment of such Lender, be otherwise disadvantageous to it. Any Lender claiming compensation under this Section 3.9 shall furnish to the Borrower and the Administrative Agent a statement setting forth the additional amount or amounts to be paid to it hereunder which shall be conclusive in the absence of manifest error. In determining such amount, such Lender may use any reasonable averaging and attribution methods.

      (b) Certificates for Reimbursement. A certificate of a Lender or the
          ------------------------------
Issuing Lender setting forth the amount or amounts necessary to compensate such Lender or the Issuing Lender or its holding company, as the case may be, as specified in subsection (a) or (b) of this Section and delivered to the Borrower shall be conclusive absent manifest error. The Borrower shall pay such Lender or the Issuing Lender, as the case may be, the amount shown as due on any such certificate within 10 days after receipt thereof.

      (c) Delay in Requests. Failure or delay on the part of any Lender or the
          -----------------
Issuing Lender to demand compensation pursuant to the foregoing provisions of this Section shall not constitute a waiver of such Lender's or the Issuing Lender's right to demand such compensation, provided that the Borrower shall not be required to compensate a Lender or the Issuing Lender pursuant to the foregoing provisions of this Section for any increased costs incurred or reductions suffered more than nine months prior to the date that such Lender or the Issuing Lender, as the case may be, notifies the Borrower of the Change in Law giving rise to such increased costs or reductions and of such Lender's or the Issuing Lender's intention to claim compensation therefor (except that, if the Change in Law giving rise to such increased costs or reductions is retroactive, then the nine-month period referred to above shall be extended to include the period of retroactive effect thereof).

3.10  Treatment of Affected Loans.
      ---------------------------

      If the obligation of any Lender to make any Eurodollar Rate Loan or to Continue, or to Convert Base Rate Loans into, Eurodollar Rate Loans shall be suspended pursuant to Section 3.8 or 3.9 hereof, such Lender's Eurodollar Rate Loans shall be automatically Converted into Base Rate Loans on the last day(s) of then current Interest Period(s) for such Eurodollar Rate Loans (or, in the case of a Conversion required by Section 3.8 hereof, on such earlier date as such Lender may specify to the Borrower with a copy to the Administrative Agent) and, unless and until such Lender gives notice as provided below that the circumstances specified in Section 3.8 or 3.9 hereof that gave rise to such Conversion no longer exist:

            (a) to the extent that such Lender's Eurodollar Rate Loans have been so Converted, all payments and prepayments of principal that would otherwise be applied to such Lender's Eurodollar Rate Loans shall be applied instead to its Base Rate Loans; and

            (b) all Loans that would otherwise be made or Continued by such Lender as Eurodollar Rate Loans shall be made or Continued instead as Base Rate Loans, and all Base Rate Loans of such Lender that would otherwise be Converted into Eurodollar Rate Loans shall remain as Base Rate Loans.

If such Lender gives notice to the Borrower (with a copy to the Administrative Agent) that the circumstances specified in Section 3.8 or 3.9 hereof that gave rise to the Conversion of such Lender's Eurodollar Rate Loans pursuant to this
Section 3.10 no longer exist (which such Lender agrees to do promptly upon such circumstances ceasing to exist) at a time when Eurodollar Rate Loans made by other Lenders are outstanding, such Lender's Base Rate Loans shall be automatically Converted, on the first day(s) of the next succeeding Interest Period(s) for such outstanding Eurodollar Rate Loans, to the extent necessary so that, after giving effect thereto, all Loans held by the Lenders holding Eurodollar Rate Loans and by such Lender are held pro rata (as to principal amounts, interest rate basis, and Interest Periods) in accordance with their respective Commitments.

3.11  Taxes.
      -----
      (a) Payments Free of Taxes. Any and all payments by or on account of any
          ----------------------
obligation of the Borrower hereunder or under any other Credit Document shall be made free and clear of and without reduction or withholding for any Indemnified Taxes or Other Taxes, provided that if the Borrower shall be required by applicable law to deduct any Indemnified Taxes (including any Other Taxes) from such payments, then (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) the Administrative Agent, Lender or Issuing Lender, as the case may be, receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and (iii) the Borrower shall timely pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

      (b) Payment of Other Taxes by the Borrower. Without limiting the
          --------------------------------------
provisions of subsection (a) above, the Borrower shall timely pay any Other Taxes to the relevant Governmental Authority in accordance with applicable law.

      (c) Indemnification by the Borrower. The Borrower shall indemnify the
          -------------------------------
Administrative Agent, each Lender and the Issuing Lender, within 10 days after demand therefor, for the full amount of any Indemnified Taxes or Other Taxes (including Indemnified Taxes or Other Taxes imposed or asserted on or attributable to amounts payable under this Section) paid by the Administrative Agent, such Lender or the Issuing Lender, as the case may be, and any penalties, interest and reasonable expenses arising therefrom or with respect thereto, whether or not such Indemnified Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability delivered to the Borrower by a Lender or the Issuing Lender (with a copy to the Administrative Agent), or by the Administrative Agent on its own behalf or on behalf of a Lender or the Issuing Lender, shall be conclusive absent manifest error.

      (d) Evidence of Payments. As soon as practicable after any payment of
          --------------------
Indemnified Taxes or Other Taxes by the Borrower to a Governmental Authority, the Borrower shall deliver to the Administrative Agent the original or a certified copy of a receipt issued by such Governmental Authority evidencing such payment, a copy of the return reporting such payment or other evidence of such payment reasonably satisfactory to the Administrative Agent.

      (e) Status of Lenders. Any Foreign Lender that is entitled to an exemption
          -----------------
from or reduction of withholding tax under the law of the jurisdiction in which the Borrower is resident for tax purposes, or any treaty to which such jurisdiction is a party, with respect to payments hereunder or under any other Credit Document shall deliver to the Borrower (with a copy to the Administrative Agent), at the time or times prescribed by applicable law or reasonably requested by the Borrower or the Administrative Agent, such properly completed and executed documentation prescribed by applicable law as will permit such payments to be made without withholding or at a reduced rate of withholding. In addition, any Lender, if requested by the Borrower or the Administrative Agent, shall deliver such other documentation prescribed by applicable law or reasonably requested by the Borrower or the Administrative Agent as will enable the Borrower or the Administrative Agent to determine whether or not such Lender is subject to backup withholding or information reporting requirements.

Without limiting the generality of the foregoing, in the event that the Borrower is resident for tax purposes in the United States, any Foreign Lender shall deliver to the Borrower and the Administrative Agent (in such number of copies as shall be requested by the recipient) on or prior to the date on which such Foreign Lender becomes a Lender under this Credit Agreement (and from time to time thereafter upon the request of the Borrower or the Administrative Agent, but only if such Foreign Lender is legally entitled to do so), whichever of the following is applicable:

            (i) duly completed copies of Internal Revenue Service Form W-8BEN claiming eligibility for benefits of an income tax treaty to which the United States is a party,

            (ii) duly completed copies of Internal Revenue Service Form W-8ECI,

            (iii) in the case of a Foreign Lender claiming the benefits of the exemption for portfolio interest under section 881(c) of the Code, (x) a certificate to the effect that such Foreign Lender is not (A) a "bank" within the meaning of section 881(c)(3)(A) of the Code, (B) a "10 percent shareholder" of the Borrower within the meaning of section 881(c)(3)(B) of the Code, or (C) a "controlled foreign corporation" described in section 881(c)(3)(C) of the Code and (y) duly completed copies of Internal Revenue Service Form W-8BEN, or

            (iv) any other form prescribed by applicable law as a basis for claiming exemption from or a reduction in United States Federal withholding tax duly completed together with such supplementary documentation as may be prescribed by applicable law to permit the Borrower to determine the withholding or deduction required to be made.

      (f) Treatment of Certain Refunds. If the Administrative Agent, any Lender
          ----------------------------
or the Issuing Lender determines, in its sole discretion, that it has received a refund of any Taxes or Other Taxes as to which it has been indemnified by the Borrower or with respect to which the Borrower has paid additional amounts pursuant to this Section, it shall pay to the Borrower an amount equal to such refund (but only to the extent of indemnity payments made, or additional amounts paid, by the Borrower under this Section with respect to the Taxes or Other Taxes giving rise to such refund), net of all out-of-pocket expenses of the Administrative Agent, such Lender or the Issuing Lender, as the case may be, and without interest (other than any interest paid by the relevant Governmental Authority with respect to such refund), provided that the Borrower, upon the request of the Administrative Agent, such Lender or the Issuing Lender, agrees to repay the amount paid over to the Borrower (plus any penalties, interest or other charges imposed by the relevant Governmental Authority) to the Administrative Agent, such Lender or the Issuing Lender in the event the Administrative Agent, such Lender or the Issuing Lender is required to repay such refund to such Governmental Authority. This subsection shall not be construed to require the Administrative Agent, any Lender or the Issuing Lender to make available its tax returns (or any other information relating to its taxes that it deems confidential) to the Borrower or any other Person.

3.12  Compensation.
      ------------

      Upon the request of any Lender (with a copy to the Administrative Agent), the Borrower shall pay to such Lender such amount or amounts as shall be sufficient (in the reasonable opinion of such Lender) to compensate it for any loss, cost, or expense (including loss of anticipated profits) incurred by it as a result of:

      (a) any payment, prepayment, or Conversion of a Eurodollar Rate Loan for any reason on a date other than the last day of the Interest Period for such Loan; or

      (b) any failure by the Borrower for any reason (including the failure of any condition precedent specified in Section 5 to be satisfied) to borrow, Convert, Continue, or prepay a Eurodollar Rate Loan on the date for such Borrowing, Conversion, Continuation, or prepayment specified in the relevant notice of Borrowing, prepayment, Continuation, or Conversion under this Credit Agreement.

With respect to Eurodollar Rate Loans, such indemnification may include an amount equal to the excess, if any, of (a) the amount of interest which would have accrued on the amount so prepaid, or not so borrowed, Converted or Continued, for the period from the date of such prepayment or of such failure to borrow, Convert or Continue to the last day of the applicable Interest Period (or, in the case of a failure to borrow, Convert or Continue, the Interest Period that would have commenced on the date of such failure) in each case at the applicable rate of interest for such Eurodollar Rate Loans provided for herein (excluding, however, the Applicable Percentage included therein, if any) over (b) the amount of interest (as reasonably determined by such Lender) which would have accrued to such Lender on such amount by placing such amount on deposit for a comparable period with leading banks in the interbank Eurodollar market. The covenants of the Borrower set forth in this Section 3.12 shall survive the repayment of the Loans, LOC Obligations and other obligations under the Credit Documents and the termination of the Commitments hereunder.

3.13  Mitigation Obligations; Replacement of Lenders.
      ----------------------------------------------

      (a) Designation of a Different Lending Office. If any Lender requests
          -----------------------------------------
compensation under Section 3.12, or the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 3.11, or if any Lender gives a notice pursuant to
Section 3.8, then such Lender shall use reasonable efforts to designate a different Lending Office for funding or booking its Loans hereunder or to assign its rights and obligations hereunder to another of its offices, branches or affiliates, if, in the judgment of such Lender, such designation or assignment
(i) would eliminate or reduce amounts payable pursuant to Section 3.11 or 3.5, as the case may be, in the future, or eliminate the need for the notice pursuant to Section 3.8, as applicable, and (ii) in each case, would not subject such Lender to any unreimbursed cost or expense and would not otherwise be disadvantageous to such Lender. The Borrower hereby agrees to pay all reasonable costs and expenses incurred by any Lender in connection with any such designation or assignment.

      (b) Replacement of Lenders. If any Lender requests compensation under
          ----------------------
Section 3.08, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to
Section 3.11, the Borrower may replace such Lender in accordance with Section 11.11.

3.14  Survival Losses.
      ---------------

      All of the Borrower's obligations under Sections 3.6, 3.8, 3.9, 3.11, 3.12 or 3.13 shall survive termination of the Aggregate Commitments and repayment of all other Obligations hereunder.

3.15  Pro Rata Treatment.
      ------------------

      Except to the extent otherwise provided herein:

            (a) Obligations. Each Revolving Loan advance, each payment or
                -----------
      prepayment of principal of any Revolving Loan, each payment of interest on any Revolving Loan, each payment on or in respect of the LOC Obligations and each payment of interest thereon, each payment of the Commitment Fee, each payment of the Letter of Credit Fee, each reduction of Aggregate Revolving Committed Amount, and each conversion or extension of Revolving Loan shall be allocated pro rata among the Lenders according to the respective Revolving Commitment Percentages of the Lenders.

            (b) Advances. No Lender shall be responsible for the failure or
                --------
      delay by any other Lender in its obligation to make its ratable share of a Borrowing hereunder; provided, however, that the failure of any Lender to fulfill its obligations hereunder shall not relieve any other Lender of its obligations hereunder. Unless the Administrative Agent shall have been notified (i) by any Lender prior to the date of any requested Borrowing that such Lender does not intend to make available to the Administrative Agent its ratable share of such Borrowing to be made on such date or (ii) by the Borrower prior to the date of any payment that the Borrower does not intend to make such payment available to the Administrative Agent, the Administrative Agent may assume that such Lender or the Borrower, as applicable, has made such amount available to the Administrative Agent on the appropriate date, and the Administrative Agent in reliance upon such assumption, may (in its sole discretion but without any obligation to do so) make available to the Borrower or the Lenders, as applicable, a corresponding amount. If such corresponding amount is not in fact made available to the Administrative Agent, the Administrative Agent shall be able to recover such corresponding amount from such Lender. If such Lender does not pay such corresponding amount forthwith upon the Administrative Agent's demand therefor, the Administrative Agent will promptly notify the Borrower, and the Borrower shall immediately pay such corresponding amount to the Administrative Agent. The Administrative Agent shall also be entitled to recover from the Lender or the Borrower, as the case may be, interest on such corresponding amount in respect of each day from the date such corresponding amount was made available by the Administrative Agent to the Borrower to the date such corresponding amount is recovered by the Administrative Agent at a per annum rate equal to (i) from the Borrower at the applicable rate for the applicable Borrowing pursuant to the Notice of Borrowing and (ii) from a Lender, if paid within two (2) Business Days of the date such amount was made available by the Administrative Agent to the Borrower, the Federal Funds Rate and thereafter at a rate equal to the Base Rate.

3.16  Sharing of Payments.
      -------------------

      (a) Lenders. The Lenders agree that, in the event that any Lender shall
          -------
obtain payment in respect of any Revolving Loan, LOC Obligation or any other obligation owing to such Lender under this Credit Agreement through the exercise of a right of setoff, banker's lien or counterclaim, or pursuant to a secured claim under Section 506 of the Bankruptcy Code or other security or interest arising from, or in lieu of, such secured claim, received by such Lender under any applicable bankruptcy, insolvency or other similar law or otherwise, or by any other means, in excess of its pro rata share of such payment as provided for in this Credit Agreement, such Lender shall promptly purchase from the other Lenders a participation in such Revolving Loan, LOC Obligation and other obligations in such amounts, and make such other adjustments from time to time, as shall be equitable to the end that all the Lenders share such payment in accordance with the respective Revolving Commitment Percentages of the Lenders, as provided for in this Credit Agreement. The Lenders further agree that if payment to any such Lender obtained by such Lender through the exercise of a right of setoff, banker's lien, counterclaim or other event as aforesaid shall be rescinded or must otherwise be restored, each Lender which shall have shared the benefit of such payment shall, by repurchase of a participation theretofore sold, return its share of that benefit (together with its share of any accrued interest payable with respect thereto) to each such Lender whose payment shall have been rescinded or otherwise restored. The Borrower agrees that any Lender so purchasing such a participation may, to the fullest extent permitted by law, exercise all rights of payment, including setoff, banker's lien or counterclaim, with respect to such participation as fully as if such Lender were a holder of such Revolving Loan, LOC Obligation or other obligation in the amount of such participation. If under any applicable bankruptcy, insolvency or other similar law, any Lender receives a secured claim in lieu of a setoff to which this
Section 3.16 applies, such Lender shall, to the extent practicable, exercise its rights in respect of such secured claim in a manner consistent with the rights of the Lenders under this Section 3.16 to share in the benefits of any recovery on such secured claim.

      (b) Lenders and Administrative Agent. Except as otherwise expressly
          --------------------------------
provided in this Credit Agreement, if any Lender or the Administrative Agent shall fail to remit to the Administrative Agent or any other Lender an amount payable by such Lender or the Administrative Agent to the Administrative Agent or such other Lender pursuant to this Credit Agreement on the date when such amount is due, such payments shall be made together with interest thereon for each date from the date such amount is due until the date such amount is paid to the Administrative Agent or such other Lender at a rate per annum equal to the Federal Funds Rate.

3.17  Payments, Computations, Etc.
      ----------------------------

      (a) Generally. Except as otherwise specifically provided herein, all
          ---------
      payments shall be made to the Administrative Agent in Dollars in immediately available funds without condition or deduction for any counterclaim, defense, recoupment, setoff or withholding of any kind, at the Administrative Agent's Office specified in Section 11.1 not later than 2:00 P.M. on the date when due. Payments received after such time shall be deemed to have been received on the next succeeding Business Day. Such Administrative Agent may (but shall not be obligated to) debit the amount of any such payment which is not made by such time to any ordinary deposit account of the Borrower maintained with such Administrative Agent (with notice to the Borrower). The Borrower shall, at the time it makes any payment under this Credit Agreement, specify to the Administrative Agent the Loans, LOC Obligations, Fees, interest or other amounts payable by the Borrower hereunder to which such payment is to be applied (and in the event that it fails so to specify, or if such application would be inconsistent with the terms hereof, the Administrative Agent shall distribute such payment to the Lenders in such manner as the Administrative Agent may determine to be appropriate in respect of obligations owing by the Borrower hereunder, subject to the terms of
      Section 3.16(a) and Section 3.17(b)). The Administrative Agent will distribute such payments to the Lenders if any such payment is received prior to 12:00 Noon on a Business Day in like funds as received prior to the end of such Business Day and otherwise such Administrative Agent will distribute such payment to the Lenders entitled thereto on the next succeeding Business Day. Whenever any payment hereunder shall be stated to be due on a day which is not a Business Day, the due date thereof shall be extended to the next succeeding Business Day (subject to accrual of interest and Fees for the period of such extension). Except as expressly provided otherwise herein, all computations of interest and fees shall be made on the basis of the actual number of days elapsed over a year of 360 days, except with respect to computation of interest on Base Rate Loans determined by reference to the Prime Rate which shall be calculated based on a year of 365 or 366 days, as appropriate. Interest shall accrue from and include the date of Borrowing, but exclude the date of payment.

      (b) (i) Funding by Lenders; Presumption by Administrative Agent. Unless
              -------------------------------------------------------
      the Administrative Agent shall have received notice from a Lender prior to the proposed date of any Borrowing that such Lender will not make available to the Administrative Agent such Lender's share of such Borrowing, the Administrative Agent may assume that such Lender has made such share available on such date in accordance with Section 2.6 and may, in reliance upon such assumption, make available to the Borrower a corresponding amount. In such event, if a Lender has not in fact made its share of the applicable Borrowing available to the Administrative Agent, then the applicable Lender and the Borrower severally agree to pay to the Administrative Agent forthwith on demand such corresponding amount in immediately available funds with interest thereon, for each day from and including the date such amount is made available to the Borrower to but excluding the date of payment to the Administrative Agent, at (A) in the case of a payment to be made by such Lender, the greater of the Federal Funds Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation and (B) in the case of a payment to be made by the Borrower, the interest rate applicable to Base Rate Loans. If the Borrower and such Lender shall pay such interest to the Administrative Agent for the same or an overlapping period, the Administrative Agent shall promptly remit to the Borrower the amount of such interest paid by the Borrower for such period. If such Lender pays its share of the applicable Borrowing to the Administrative Agent, then the amount so paid shall constitute such Lender's Loan included in such Borrowing. Any payment by the Borrower shall be without prejudice to any claim the Borrower may have against a Lender that shall have failed to make such payment to the Administrative Agent.

            (ii) Payments by Borrower; Presumptions by Administrative Agent.
                 ----------------------------------------------------------
      Unless the Administrative Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Administrative Agent for the account of the Lenders or the Issuing Lender hereunder that the Borrower will not make such payment, the Administrative Agent may assume that the Borrower has made such payment on such date in accordance herewith and may, in reliance upon such assumption, distribute to the Lenders or the Issuing Lender, as the case may be, the amount due. In such event, if the Borrower has not in fact made such payment, then each of the Lenders or the Issuing Lender, as the case may be, severally agrees to repay to the Administrative Agent forthwith on demand the amount so distributed to such Lender or the Issuing Lender, in immediately available funds with interest thereon, for each day from and including the date such amount is distributed to it to but excluding the date of payment to the Administrative Agent, at the greater of the Federal Funds Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation.

A notice of the Administrative Agent to any Lender or the Borrower with respect to any amount owing under this subsection (b) shall be conclusive, absent manifest error.

      (c) Failure to Satisfy Conditions Precedent. If any Lender makes available
          ---------------------------------------
to the Administrative Agent funds for any Loan to be made by such Lender as provided in the foregoing provisions hereunder, and such funds are not made available to the Borrower by the Administrative Agent because the conditions to the applicable Credit Extension set forth in Section 5 are not satisfied or waived in accordance with the terms hereof, the Administrative Agent shall return such funds (in like funds as received from such Lender) to such Lender, without interest.

      (d) Obligation of the Lenders Several. The obligations of the Lenders
          ---------------------------------
hereunder to make Loans, to fund participations in Letters of Credit and Swingline Loans and to make payments pursuant to Section 11.5(c) are several and not joint. The failure of any Lender to make any Loan, to fund any such participation or to make any payment under Section 11.5(c) on any date required hereunder shall not relieve any other Lender of its corresponding obligation to do so on such date, and no Lender shall be responsible for the failure of any other Lender to so make its Loan, to purchase its participation or to make its payment under Section 11.5(c).

      (e) Allocation of Payments After Event of Default. Notwithstanding any
          ---------------------------------------------
other provisions of this Credit Agreement to the contrary, after the occurrence and during the continuance of an Event of Default, all amounts collected or received on or in respect of the Obligations (or other amounts owing under the Credit Documents in connection therewith) shall be paid over or delivered as follows:

                  FIRST, to the payment of all reasonable out-of-pocket costs and expenses (including without limitation reasonable attorneys' fees) of the Administrative Agent incurred in connection with the execution of its duties as Administrative Agent in exercising or attempting to exercise rights and remedies in respect of the collateral and all protective advances made with respect thereto;

                  SECOND, to the payment of all reasonable out-of-pocket costs and expenses (including without limitation reasonable attorneys' fees) of the Administrative Agent in connection with enforcing the rights and remedies of the Lenders under the Credit Documents and any protective advances made with respect thereto;

                  THIRD, to payment of any fees owed to the Administrative
            Agent;

                  FOURTH, to the payment of all reasonable out-of-pocket costs and expenses (including without limitation, reasonable attorneys' fees) of each of the Lenders hereunder in connection with enforcing its rights under the Credit Documents or otherwise with respect to the Guaranteed Obligations owing to such Lender;

                  FIFTH, to the payment of all accrued interest and fees on or in respect of the Guaranteed Obligations;

                  SIXTH, to the payment of the outstanding principal amount (or termination or make-whole amounts) of the Guaranteed Obligations (including the payment or cash collateralization of the outstanding LOC Obligations);

                  SEVENTH, to all other Guaranteed Obligations and other
            obligations which shall have become due and payable under the Credit Documents otherwise and not repaid pursuant to clauses "FIRST" through "SIXTH" above; and

                  EIGHTH, to the payment of the surplus, if any, to whoever may be lawfully entitled to receive such surplus.

      In carrying out the foregoing, (i) amounts received shall be applied in the numerical order provided until exhausted prior to application to the next succeeding category; and (ii) except as otherwise provided, the Lenders shall receive amounts ratably in accordance with their respective pro rata share (based on the proportion that then outstanding Guaranteed Obligations held by such Lenders bears to the aggregate amount of Guranteed Obligations then outstanding) of amounts available to be applied pursuant to clauses "FOURTH", "FIFTH", "SIXTH" and "SEVENTH" above; and
      (iii) to the extent that any amounts available for distribution pursuant to clause "SIXTH" above are attributable to the issued but undrawn amount of outstanding Letters of Credit, such amounts shall be held by the Administrative Agent in a cash collateral account and applied (A) first, to reimburse the Issuing Lender for any drawings under such Letters of Credit and (B) then, following the expiration of all Letters of Credit, to all other obligations of the types described in clauses "FIFTH" and "SIXTH" above in the manner provided in this Section 3.17(b).

3.18  Evidence of Debt.
      ----------------

      (a) Each Lender shall maintain an account or accounts evidencing each Revolving Loan made by such Lender to the Borrowers from time to time, including the amounts of principal and interest payable and paid to such Lender from time to time under this Credit Agreement. Each Lender will make reasonable efforts to maintain the accuracy of its account or accounts and to promptly update its account or accounts from time to time, as necessary.

      (b) The Administrative Agent shall maintain the Register pursuant to
Section 11.3(c)(i), and a subaccount for each Lender, in which Register and subaccounts (taken together) shall be recorded (A) the amount, type and Interest Period of each such Revolving Loan hereunder, (B) the amount of any principal or interest due and payable or to become due and payable to each Lender hereunder and (C) the amount of any sum received by the Administrative Agent hereunder from or for the account of the Borrower and each Lender's share thereof. The Administrative Agent will make reasonable efforts to maintain the accuracy of the subaccounts referred to in the preceding sentence and to promptly update such subaccounts from time to time, as necessary.

      (c) The entries made in the accounts, Register and subaccounts maintained pursuant to subsection (b) of this Section 3.18 (and, if consistent with the entries of the Administrative Agent, subsection (a)) shall be prima facie evidence of the existence and amounts of the obligations of the Credit Parties therein recorded; provided, however, that the failure of any Lender or the Administrative Agent to maintain any such account, such Register or such subaccount, as applicable, or any error therein, shall not in any manner affect the obligation of the Credit Parties to repay the Obligations and other amounts owing hereunder to such Lender.


                                    SECTION 4

                                    GUARANTY
                                    --------

4.1   The Guaranty.
      ------------
      (a) Each of the Guarantors hereby jointly and severally guarantees to the Administrative Agent and each of the holders of the Guaranteed Obligations, as primary obligor and not as surety, the prompt payment of the Guaranteed Obligations in full when due (whether at stated maturity, as a mandatory prepayment, by acceleration, as a mandatory cash collateralization or otherwise) strictly in accordance with the terms thereof. The Guarantors hereby further agree that if any of the Guaranteed Obligations are not paid in full when due (whether at stated maturity, as a mandatory prepayment, by acceleration, as a mandatory cash collateralization or otherwise), the Guarantors will, jointly and severally, promptly pay the same, without any demand or notice whatsoever, and that in the case of any extension of time of payment or renewal of any of the Guaranteed Obligations, the same will be promptly paid in full when due (whether at extended maturity, as a mandatory prepayment, by acceleration, as a mandatory cash collateralization or otherwise) in accordance with the terms of such extension or renewal.

      (b) Notwithstanding any provision to the contrary contained herein, in any other of the Credit Documents, Hedging Agreements, Treasury Management Agreements or other documents relating to the Guaranteed Obligations, the obligations of each Guarantor under this Credit Agreement and the other Credit Documents shall be limited to the aggregate amount equal to the largest amount that would not render such obligations subject to avoidance under any Debtor Relief Laws . In such case or otherwise at the request of the Administrative Agent, each Credit Party shall take such action and shall execute and deliver all such further documents required by the Administrative Agent to cause the obligations of such Guarantor to be enforceable to the extent required by this Agreement.

4.2   Obligations Unconditional.
      -------------------------

      The obligations of the Guarantors under Section 4.1 are joint and several, absolute and unconditional, irrespective of the value, genuineness, validity, regularity or enforceability of any of the Credit Documents, Hedging Agreements, Treasury Management Agreements or any other documents relating to the Guaranteed Obligations, or any substitution, compromise, release, impairment or exchange of any other guarantee of or security for any of the Guaranteed Obligations, and, to the fullest extent permitted by applicable law, irrespective of any other circumstance whatsoever that might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor, it being the intent of this
Section 4.2 that the obligations of the Guarantors hereunder shall be absolute and unconditional under any and all circumstances. Each Guarantor agrees that such Guarantor shall have no right of subrogation, indemnity, reimbursement or contribution against the Borrower or any other Guarantor for amounts paid under this Section 4 until such time as the Guaranteed Obligations have been irrevocably paid in full and the commitments relating thereto have been expired or been terminated. Without limiting the generality of the foregoing, it is agreed that, to the fullest extent permitted by law, the occurrence of any one or more of the following shall not alter or impair the liability of any Guarantor hereunder which shall remain absolute and unconditional as described above:

      (a) at any time or from time to time, without notice to any Guarantor, the time for any performance of or compliance with any of the Guaranteed Obligations shall be extended, or such performance or compliance shall be waived;

      (b) any of the acts mentioned in any of the provisions of any of the Credit Documents or other documents relating to the Guaranteed Obligations or any other agreement or instrument referred to therein shall be done or omitted;

      (c) the maturity of any of the Guaranteed Obligations shall be accelerated, or any of the Guaranteed Obligations shall be modified, supplemented or amended in any respect, or any right under any of the Credit Documents or other documents relating to the Guaranteed Obligations or any other agreement or instrument referred to therein shall be waived or any other guarantee of any of the Guaranteed Obligations or any security therefor shall be released, impaired or exchanged in whole or in part or otherwise dealt with;

      (d) any Lien granted to, or in favor of, the Administrative Agent or any holders of the Guaranteed Obligations as security for any of the Guaranteed Obligations shall fail to attach or be perfected; or

      (e) any of the Guaranteed Obligations shall be determined to be void or voidable (including for the benefit of any creditor of any Guarantor) or shall be subordinated to the claims of any Person (including any creditor of any Guarantor).

With respect to its obligations hereunder, each Guarantor hereby expressly waives diligence, presentment, demand of payment, protest notice of acceptance of the guaranty given hereby and of extensions of credit that may constitute obligations guaranteed hereby, notices of amendments, waivers and supplements to the Credit Documents and other documents relating to the Guaranteed Obligations, or the compromise, release or exchange of Collateral or security interests, and all notices whatsoever, and any requirement that the Administrative Agent or any holder of the Guaranteed Obligations exhaust any right, power or remedy or proceed against any Person under any of the Credit Documents or any other documents relating to the Guaranteed Obligations or any other documents relating to the Guaranteed Obligations or any other agreement or instrument referred to therein, or against any other Person under any other guarantee of, or security for, any of the Guaranteed Obligations.

4.3   Reinstatement.
      -------------

      Neither the Guarantors' obligations hereunder nor any remedy for the enforcement thereof shall be impaired, modified, changed or released in any manner whatsoever by an impairment, modification, change, release or limitation of the liability of the Borrower, by reason of the Borrower's bankruptcy or insolvency or by reason of the invalidity or unenforceability of all or any portion of the Guaranteed Obligations. The obligations of the Guarantors under this Section 4 shall be automatically reinstated if and to the extent that for any reason any payment by or on behalf of any Person in respect of the Guaranteed Obligations is rescinded or must be otherwise restored by any holder of any of the Guaranteed Obligations, whether as a result of any proceedings pursuant to any Debtor Relief Law or otherwise, and each Guarantor agrees that it will indemnify the Administrative Agent and each holder of the Guaranteed Obligations on demand for all reasonable costs and expenses (including reasonable fees, expenses and disbursements of any law firm or other counsel) incurred by the Administrative Agent or such holder of the Guaranteed Obligations in connection with such rescission or restoration, including any such costs and expenses incurred in defending against any claim alleging that such payment constituted a preference, fraudulent transfer or similar payment under any Debtor Relief Law.

4.4   Certain Additional Waivers.
      --------------------------

     Each Guarantor acknowledges and agrees that (a) the guaranty given hereby may be enforced without the necessity of resorting to or otherwise exhausting remedies in respect of any other security or collateral interests, and without the necessity at any time of having to take recourse against the Borrower hereunder or against any collateral securing the Guaranteed Obligations or otherwise, (b) it will not assert any right to require the action first be taken against the Borrower or any other Person (including any co-guarantor) or pursuit of any other remedy or enforcement any other right and (c) nothing contained herein shall prevent or limit action being taken against the Borrower hereunder, under the other Credit Documents or the other documents and agreements relating to the Guaranteed Obligations or from foreclosing on any security or collateral interests relating hereto or thereto, or from exercising any other rights or remedies available in respect thereof, if neither the Borrower nor the Guarantors shall timely perform their obligations, and the exercise of any such rights and completion of any such foreclosure proceedings shall not constitute a discharge of the Guarantors' obligations hereunder unless as a result thereof, the Guaranteed Obligations shall have been paid in full and the commitments relating thereto shall have expired or been terminated, it being the purpose and intent that the Guarantors' obligations hereunder be absolute, irrevocable, independent and unconditional under all circumstances. Further, each of the Guarantors expressly waives any right to the benefits of N.C. Gen. Stat. ss.ss.26-7 through 26-9, inclusive, to the extent applicable.

4.5   Remedies.
      --------
      The Guarantors agree that, to the fullest extent permitted by law, as between the Guarantors, on the one hand, and the Administrative Agent and the holders of the Guaranteed Obligations, on the other hand, the Guaranteed Obligations may be declared to be forthwith due and payable as provided in
Section 9.2 (and shall be deemed to have become automatically due and payable in the circumstances provided in said Section 9.2) for purposes of Section 4.1 notwithstanding any stay, injunction or other prohibition preventing such declaration (or preventing the Guaranteed Obligations from becoming automatically due and payable) as against any other Person and that, in the event of such declaration (or the Guaranteed Obligations being deemed to have become automatically due and payable), the Guaranteed Obligations (whether or not due and payable by any other Person) shall forthwith become due and payable by the Guarantors for purposes of Section 4.1. The Guarantors acknowledge and agree that the Guaranteed Obligations are secured in accordance with the terms of the Collateral Documents and that the Lenders may exercise their remedies thereunder in accordance with the terms thereof.

4.6   Rights of Contribution.
      ----------------------

      The Guarantors hereby agree as among themselves that, in connection with payments made hereunder, each Guarantor shall have a right of contribution from each other Guarantor in accordance with applicable Law. Such contribution rights shall be subordinate and subject in right of payment to the Guaranteed Obligations until such time as the Guaranteed Obligations have been irrevocably paid in full and the commitments relating thereto shall have expired or been terminated, and none of the Guarantors shall exercise any such contribution rights until the Guaranteed Obligations have been irrevocably paid in full and the commitments relating thereto shall have expired or been terminated.

4.7   Guarantee of Payment; Continuing Guarantee.
      ------------------------------------------

      The guarantee in this Section 4 is a guaranty of payment and not of collection, is a continuing guarantee, and shall apply to all Guaranteed Obligations whenever arising.


                                    SECTION 5

                                   CONDITIONS
                                   ----------

5.1   Closing Conditions.
      ------------------

      The obligation of the Lenders to enter into this Credit Agreement and to make the initial Extensions of Credit shall be subject to satisfaction of the following conditions (in form and substance acceptable to the Lenders):

            (a) Executed Credit Documents. Receipt by the Administrative Agent
                -------------------------
      of: (i) multiple counterparts of this Credit Agreement, (ii) a Revolving Note for each Lender and (iii) multiple counterparts of the Collateral Documents, in each case, dated as of the Closing Date, duly executed by a Executive Officer of each Credit Party party thereto and by each Lender party thereto, and in form and substance satisfactory to the Administrative Agent and each of the Lenders.

            (b) Legal Opinions. Receipt by the Administrative Agent of multiple
                --------------
      counterparts of opinions of counsel for the Credit Parties relating to the Credit Documents and the transactions contemplated therein, in form and substance satisfactory to the Administrative Agent and each of the Lenders, and including, among other things, opinions regarding enforceability of the Credit Documents and the perfection of the security interests created thereby.

            (c) Financial Information. Receipt by the Lenders of such financial
                ---------------------
      information regarding the members of the Consolidated Group as may be requested by, and in each case in form and substance satisfactory to, the Administrative Agent and the Lenders.

            (d) Personal Property Collateral. Receipt by the Administrative
                ----------------------------
      Agent of the following:

                  (i) UCC Financing Statements. Duly executed UCC financing
                      ------------------------
            statements for each jurisdiction as is necessary or appropriate, in the Administrative Agent's discretion, to perfect the security interests in the Collateral.

                  (ii) Certificated Interests. Original certificates evidencing
                       ----------------------
            the Capital Stock which is the subject of the Pledge Agreement, together with undated stock transfer powers executed in blank.

            (e) Absence of Legal Proceedings. There shall not exist any action,
                ----------------------------
      suit, investigation or proceeding pending in any court or before any arbitrator or Governmental Authority which could reasonably be expected to have a Material Adverse Effect.

            (f) Corporate Documents. Receipt by the Administrative Agent of the
                -------------------
      following (or their equivalent) for each of the Credit Parties:

                  (i) Charter Documents. Copies of the articles or certificates
                      -----------------
            of incorporation or other charter documents of such Credit Party certified to be true and complete as of a recent date by the appropriate Governmental Authority of the state or other jurisdiction of its incorporation and certified by a secretary or assistant secretary of such Credit Party to be true and correct as of the Closing Date.

                  (ii) Bylaws. A copy of the bylaws, operating agreement or
                       ------
            equivalent of such Credit Party certified by a secretary or assistant secretary of such Credit Party to be true and correct and in force and effect as of the Closing Date.

                  (iii) Resolutions. Copies of resolutions of the board of
                        -----------
            directors of such Credit Party approving and adopting the Credit Documents to which it is a party, the transactions contemplated therein and authorizing execution and delivery thereof, certified by a secretary or assistant secretary of such Credit Party to be true and correct and in force and effect as of the Closing Date.

                  (iv) Good Standing. Certificates of good standing, existence
                       -------------
            or its equivalent certified as of a recent date by the appropriate governmental authorities of the state of incorporation and each other state in which the failure to so qualify and be in good standing would be reasonably likely to have a material adverse effect on the business or operations in such state.

                  (v) Officer's Certificate. An officer's certificate for each
                      ---------------------
            of the Credit Parties dated as of the Closing Date substantially in the form of Schedule 5.1(f)(v) with appropriate insertions and attachments.

            (g) Evidence of Insurance. Receipt by the Administrative Agent of
                ---------------------
      copies of insurance policies or certificates of insurance of the members of the Consolidated Group evidencing liability and casualty insurance meeting the requirements set forth in the Credit Documents.

            (h) Priority of Liens. The Administrative Agent shall have received
                -----------------
      satisfactory evidence that (i) the Administrative Agent, on behalf of the Lenders, holds a perfected, first priority Lien on all Collateral and (ii) none of the Collateral is subject to any Liens other than Permitted Liens.

            (i) Officer's Certificates. The Administrative Agent shall have
                ----------------------
      received a certificate or certificates executed by an Executive Officer of the Borrower as of the Closing Date, in form and substance satisfactory to the Administrative Agent, stating that (A) each Credit Party is in compliance with all existing financial obligations, (B) all governmental, shareholder and third party consents and approvals, if any, with respect to the Credit Documents and the transactions contemplated thereby have been obtained, (C) no action, suit, investigation or proceeding is pending or threatened in any court or before any arbitrator or governmental instrumentality that purports to affect any Credit Party or any transaction contemplated by the Credit Documents, if such action, suit, investigation or proceeding could have a Material Adverse Effect, and (D) immediately after giving effect to the initial Loans made and Letters of Credit issued on the Closing Date, (1) no Default or Event of Default exists, (2) all representations and warranties contained herein and in the other Credit Documents are true and correct in all material respects and
      (3) the Credit Parties are in pro forma compliance with each of the financial covenants set forth in Section 7.11 (assuming for purposes hereof that such financial covenants were measured as of, and for the 12-month period ending on, such date).

            (j) Fees and Expenses. Payment by the Credit Parties of all fees and
                -----------------
      expenses owed by them to the Lenders and the Administrative Agent, including payment to the Administrative Agent of the fees set forth in the Administrative Agent's Engagement Letter.

5.2   Conditions to all Extensions of Credit.
      --------------------------------------

      The obligation of each Lender to make any Extension of Credit hereunder (including the initial Extension of Credit to be made hereunder) is subject to the satisfaction of the following conditions precedent on the date of making such Extension of Credit:

            (a) Representations and Warranties. The representations and
                ------------------------------
warranties made by the Credit Parties herein and in the other Credit Documents and which are contained in any certificate furnished at any time under or in connection herewith shall be true and correct in all material respects on and as of the date of such Extension of Credit as if made on and as of such date (except for those which expressly relate to an earlier date).

            (b) No Default or Event of Default. No Default or Event of Default
                ------------------------------
shall have occurred and be continuing on such date or after giving effect to the Extension of Credit to be made on such date unless such Default or Event of Default shall have been waived in accordance with this Credit Agreement.

      (c) Additional Conditions to Revolving Loans. If a Revolving Loan is
          ----------------------------------------
requested, all conditions set forth in Section 2 shall have been satisfied.

      (d) Additional Conditions to Letters of Credit. If the issuance of a
          ------------------------------------------
Letter of Credit is requested, all conditions set forth in Section 2 shall have been satisfied.

      (e) Additional Conditions to Swingline Loans. If a Swingline Loan is
          ----------------------------------------
requested, all conditions set forth in Section 2 shall have been satisfied.

      Each request for an Extension of Credit (including Continuations and Conversions) and each acceptance by the Borrower of an Extension of Credit (including Continuations and Conversions) shall be deemed to constitute a representation and warranty by the Borrower as of the date of such Extension of Credit that the applicable conditions in paragraphs (a) and (b), and in (c), (d) or (e), of this subsection have been satisfied.


                                    SECTION 6

                         REPRESENTATIONS AND WARRANTIES
                         ------------------------------

      To induce the Lenders to enter into this Credit Agreement and to make the Extensions of Credit hereunder, each of the Credit Parties hereby represents and warrants to the Administrative Agent and to each Lender that:

6.1   Financial Condition.
      -------------------
      Each of the financial statements described below (copies of which have heretofore been provided to the Administrative Agent for distribution to the Lenders) have been prepared in accordance with GAAP consistently applied throughout the periods covered thereby, are complete and correct in all material respects and present fairly the financial condition (including disclosure of all material liabilities, contingent or otherwise) and results from operations of the entities and for the periods specified, subject in the case of interim company-prepared statements to normal year-end adjustments and the absence of footnotes:

            (i) the audited consolidated balance sheet of the Borrower and its consolidated subsidiaries dated as of December 31, 2003, together with the related audited statements of income, stockholders' equity and cash flows for the fiscal year then ended, certified by a certified public accountant of national standing reasonably acceptable to the Administrative Agent;

            (ii) the unaudited, company-prepared balance sheets of the Borrower and its consolidated subsidiaries dated as of June 30, 2004, together with the related unaudited, company-prepared statements of income, stockholders' equity and cash flows for the fiscal quarter then ended; and

            (iii) after the Closing Date, the annual and quarterly financial statements provided in accordance with Sections 7.1(a) and (b).

6.2   No Changes or Restricted Payments.
      ---------------------------------

      Since the date of the most-recent annual audited financial statements referenced in Section 6.1(i),

            (i) for the period to the Closing Date, except as previously disclosed in writing to the Administrative Agent and the Lenders, (A) there have been no material sales, transfers or other dispositions of any material part of the business or property of the members of the Consolidated Group, nor have there been any material purchases or other acquisitions of any business or property (including the Capital Stock of any other person) by the members of the Consolidated Group, which are not reflected in the annual audited or company-prepared quarterly financial statements referenced in Section 6.1(i) and (ii) hereof, and (B) no Restricted Payments have been declared or paid by members of the Consolidated Group; and

            (ii) there has been no circumstance, development or event relating to or affecting the members of the Consolidated Group which has had or could reasonably be expected to have a Material Adverse Effect.

6.3   Organization; Existence; Compliance with Law.
      --------------------------------------------

      Each of the members of the Consolidated Group (a) is duly organized, validly existing in good standing under the laws of the jurisdiction of its incorporation or organization, (b) has the corporate or other necessary power and authority, and the legal right to own and operate its Property, to lease the Property it operates as lessee and to conduct the business in which it is currently engaged, (c) is duly qualified as a foreign entity and in good standing under the laws of each jurisdiction where its ownership, lease or operation of Property or the conduct of its business requires such qualification, other than in such jurisdictions where the failure to be so qualified and in good standing would not, in the aggregate, have a Material Adverse Effect, and (d) is in compliance with all Requirements of Law, except to the extent that the failure to comply therewith would not, in the aggregate, be reasonably expected to have a Material Adverse Effect.

6.4   Power; Authorization; Enforceable Obligations.
      ---------------------------------------------

      Each of the Credit Parties has the corporate or other necessary power and authority, and the legal right, to make, deliver and perform the Credit Documents to which it is a party and has taken all necessary corporate or other action to authorize the execution, delivery and performance by it of the Credit Documents to which it is a party. No consent or authorization of, filing with, notice to or other act by or in respect of, any Governmental Authority or any other Person is required in connection with acceptance of Extensions of Credit or the making of the guaranties hereunder or with the execution, delivery or performance of any Credit Documents by the Credit Parties (other than those which have been obtained, such filings as are required by the SEC and to fulfill other reporting requirements with Governmental Authorities) or with the validity or enforceability of any Credit Document against the Credit Parties (except such filings as are necessary in connection with the perfection of the Liens created by such Credit Documents). Each Credit Document to which it is a party constitutes a legal, valid and binding obligation of such Credit Party enforceable against such Credit Party in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally and by general equitable principles (whether enforcement is sought by proceedings in equity or at law).

6.5   No Legal Bar.
      ------------

      The execution, delivery and performance of the Credit Documents, the Borrowings hereunder and the use of the Extensions of Credit will not violate any Requirement of Law or any Contractual Obligation of any member of the Consolidated Group (except those as to which waivers or consents have been obtained), and will not result in, or require, the creation or imposition of any Lien on any of its respective properties or revenues pursuant to any Requirement of Law or Contractual Obligation other than the Liens arising under or contemplated in connection with the Credit Documents. No member of the Consolidated Group is in default under or with respect to any of its Contractual Obligations in any respect which would reasonably be expected to have a Material Adverse Effect.

6.6   No Material Litigation and Disputes.
      -----------------------------------

      (a) No claim, litigation, investigation or proceeding of or before any arbitrator or Governmental Authority is pending or, to the best knowledge of the Credit Parties, threatened by or against, any members of the Consolidated Group or against any of their respective properties or revenues which (a) relate to the Credit Documents or any of the transactions contemplated hereby or thereby or (b) if adversely determined, would reasonably be expected to have a Material Adverse Effect. Set forth on Schedule 6.6 is a summary of all claims, litigation, investigations and proceedings pending or, to the best knowledge of the Credit Parties, threatened by or against the members of the Consolidated Group or against any of their respective properties or revenues, and none of such actions, individually or in the aggregate, would reasonably be expected to have a Material Adverse Effect.

      (b) No default exists and, to the best knowledge of the Credit Parties, no default has been asserted, under any Contractual Obligations to which any members of the Consolidated Group are party which individually or in the aggregate could reasonably be expected to have a Material Adverse Effect.

6.7   No Defaults.
      -----------

      No Default or Event of Default has occurred and is continuing.

6.8   Ownership and Operation of Property; Licenses and Permits.
      ---------------------------------------------------------

      Each of the members of the Consolidated Group (i) has good record and marketable title to, or a valid leasehold interest in, all its material real property, and good title to, or a valid leasehold interest in, all its other material property, and none of such property is subject to any Lien, except for Permitted Liens, and (ii) has obtained all material licenses, permits, franchises or other certifications, consents, approvals and authorizations, governmental or private, necessary to the ownership of its Property and to the conduct of its business.

6.9   Intellectual Property.
      ---------------------

      Each of the members of the Consolidated Group owns, or has the legal right to use, all United States trademarks, tradenames, copyrights, patents, technology, know-how and processes, if any, necessary for each of them to conduct its business as currently conducted (the "Intellectual Property") except for those the failure to own or have such legal right to use would not be reasonably expected to have a Material Adverse Effect. Set forth on Schedule 6.9 is a list of Intellectual Property owned and used by members of the Consolidated Group. No claim has been asserted and is pending by any Person challenging or questioning the use of any such Intellectual Property or the validity or effectiveness of any such Intellectual Property, nor does any Credit Party know of any such claim, and the use of such Intellectual Property by the members of the Consolidated Group does not infringe on the rights of any Person, except for such claims and infringements that, in the aggregate, would not be reasonably expected to have a Material Adverse Effect.

6.10  No Burdensome Restrictions.
      --------------------------

      No Requirement of Law or Contractual Obligation of the members of the Consolidated Group is reasonably expected to have a Material Adverse Effect.

6.11  Taxes.
      -----

      Each of the members of the Consolidated Group has filed or caused to be filed all income tax returns (federal, state, local and foreign) and all other material tax returns which are required to be filed and has paid (i) all amounts shown therein to be due (including interest and penalties) and (ii) all other taxes, fees, assessments and other governmental charges (including mortgage recording taxes, documentary stamp taxes and intangibles taxes) owing, except for such taxes which are not yet delinquent or as are being contested in good faith by appropriate proceedings for which adequate reserves determined in accordance with GAAP have been established unless the failure to make any such payment could give rise to an immediate right to foreclose on a Lien securing such amounts. No tax claim or assessment has been asserted against members of the Consolidated Group which if adversely determined would reasonably be expected to have a Material Adverse Effect.

6.12  ERISA
      -----

      (a) Each Plan is in compliance in all material respects with the applicable provisions of ERISA, the Internal Revenue Code and other federal or state laws. Each Plan that is intended to qualify under Section 401(a) of the Internal Revenue Code has received a favorable determination letter from the IRS or an application for such a letter is currently being processed by the IRS with respect thereto and, to the best knowledge of the Borrower, nothing has occurred which would prevent, or cause the loss of, such qualification. The Borrower and each ERISA Affiliate have made all required contributions to each Plan subject to Section 412 of the Internal Revenue Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Internal Revenue Code has been made with respect to any Plan.

      (b) There are no pending or, to the best knowledge of the Borrower, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any Plan that could reasonably be expected to have a Material Adverse Effect. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan that has resulted or could reasonably be expected to result in a Material Adverse Effect.

      (c) (i) No ERISA Event has occurred or is reasonably expected to occur;
(ii) no Pension Plan has any Unfunded Pension Liability; (iii) neither the Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA); (iv) neither the Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Sections 4201 or 4243 of ERISA with respect to a Multiemployer Plan; and (v) neither the Borrower nor any ERISA Affiliate has engaged in a transaction that could be subject to Sections 4069 or 4212(c) of ERISA.

6.13  Governmental Regulations, Etc.
      -----------------------------

      (a) The Borrower is not engaged and will not engage, principally or as one of its important activities, in the business of purchasing or carrying margin stock (within the meaning of Regulation U issued by the FRB), or extending credit for the purpose of purchasing or carrying margin stock.

      (b) None of the Borrower, any Person Controlling the Borrower, or any Subsidiary (i) is a "holding company," or a "subsidiary company" of a "holding company," or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company," within the meaning of the Public Utility Holding Company Act of 1935, or (ii) is or is required to be registered as an "investment company" under the Investment Company Act of 1940.

6.14  Subsidiaries.
      ------------

      Set forth on Schedule 6.14 are all the Subsidiaries of the Borrower, including the jurisdiction of organization, classes of Capital Stock (including options, warrants, rights of subscription, conversion and exchangeability and other similar rights), ownership and ownership percentages thereof. The outstanding shares of Capital Stock shown have been validly issued, fully paid and are non-assessable and owned free of Liens other than Permitted Liens. The outstanding shares of Capital Stock shown are not the subject of buy-sell, voting trust or other shareholder agreement except as identified on Schedule 6.14.

6.15  Purpose of Extensions of Credit.
      -------------------------------

      The Loans will be used by the Borrower solely to finance working capital, capital expenditures and other lawful corporate purposes of the Borrower and its Subsidiaries (including, but not limited to, Permitted Acquisitions and Permitted Investments).

6.16  Environmental Matters.
      ---------------------

      Except as would not reasonably be expected to have a Material Adverse
Effect:

      (a) Each of the facilities and properties owned, leased or operated by the members of the Consolidated Group (the "Subject Properties") and all operations at the Subject Properties are in compliance with all applicable Environmental Laws, and there is no violation of any Environmental Law with respect to the Subject Properties or the businesses operated by the members of the Consolidated Group (the "Businesses"), and there are no conditions relating to the Businesses or Subject Properties that could give rise to liability under any applicable Environmental Laws.

      (b) None of the Subject Properties contains, or to the best knowledge of any Credit Party has previously contained, any Materials of Environmental Concern at, on or under the Subject Properties in amounts or concentrations that constitute or constituted a violation of, or could give rise to liability under, Environmental Laws.

      (c) None of the members of the Consolidated Group has received any written or verbal notice of, or inquiry from any Governmental Authority regarding, any violation, alleged violation, non-compliance, liability or potential liability regarding environmental matters or compliance with Environmental Laws with regard to any of the Subject Properties or the Businesses, nor does any member of the Consolidated Group have knowledge or reason to believe that any such notice will be received or is being threatened.

      (d) Materials of Environmental Concern have not been transported or disposed of from the Subject Properties, or generated, treated, stored or disposed of at, on or under any of the Subject Properties or any other location, in each case by or on behalf any members of the Consolidated Group in violation of, or in a manner that would be reasonably likely to give rise to liability under, any applicable Environmental Law.

      (e) No judicial proceeding or governmental or administrative action is pending or, to the best knowledge of any Credit Party, threatened, under any Environmental Law to which any member of the Consolidated Group is or will be named as a party, nor are there any consent decrees or other decrees, consent orders, administrative orders or other orders, or other administrative or judicial requirements outstanding under any Environmental Law with respect to any member of the Consolidated Group, the Subject Properties or the Businesses.

      (f) There has been no release or threat of release of Materials of Environmental Concern at or from the Subject Properties arising from or related to the operations (including disposal) of any member of the Consolidated Group in connection with the Subject Properties or otherwise in connection with the Businesses, in violation of or in amounts or in a manner that could give rise to liability under Environmental Laws.

6.17  No Material Misstatements.
      -------------------------

      None of (i) the information contained in the confidential information memorandum made available to Lenders, or (ii) any other information, reports, financial statements, exhibits or schedules, taken as a whole, furnished by or on behalf of any member of the Consolidated Group to the Administrative Agent or any Lender in connection with the negotiation of the Credit Documents or included therein or delivered pursuant thereto contained, contains or will contain any material misstatement of fact or omitted, omits or will omit to state any material fact necessary to make the statements therein, in light of the circumstances under which they were, are or will be made, not materially misleading, provided that to the extent any such information, report, financial statement, exhibit or schedule was based upon or constitutes a forecast or projection, each of the Credit Parties represents only that it acted in good faith and utilized reasonable assumptions and due care in the preparation of such information, report, financial statement, exhibit or schedule.

6.18  Labor Matters.
      -------------

      Except as set forth in Schedule 6.18,
                             -------------

            (i) There are no strikes or lockouts against any members of the Consolidated Group pending or, to the best knowledge of the Credit Parties, threatened;

            (ii) the hours worked by and payments made to employees of the Consolidated Group have not been in violation of the Fair Labor Standards Act or any other applicable federal, state, local or foreign law dealing with such matters in any case where a Material Adverse Effect would reasonably be expected to occur as a result of the violation thereof;

            (iii) all payments due from members of the Consolidated Group, or for which any claim may be made against a member of the Consolidated

      Group, on account of wages and employee health and welfare insurance and other benefits, have been paid or accrued as a liability on the books of the respective members of the Consolidated Group; and

            (iv) none of the members of the Consolidated Group is party to a collective bargaining agreement.

6.19  Security Documents.
      ------------------

      (a) Security Agreement. The Security Agreement is effective to create in
          ------------------
favor of the Administrative Agent, for the ratable benefit of the holders of the Secured Obligations identified therein, a legal valid and enforceable security interest in the Collateral (as defined in the Security Agreement) owned by the Credit Parties and, when financing statements in appropriate form are filed in the appropriate offices for the locations specified in Schedule 2 to the Security Agreement, the Security Agreement shall constitute a fully perfected Lien on, and security interest in, all right, title and interest of the grantors thereunder in such Collateral that may be perfected by filing, recording or registering a financing statement under the Uniform Commercial Code as in effect, in each case prior and superior in right to any other Lien on any Collateral other than Permitted Liens.

      (b) Pledge Agreement. The Pledge Agreement is effective to create in favor
          ----------------
of the Administrative Agent, for the ratable benefit of the holders of the Secured Obligations identified therein, a legal valid and enforceable security interest in the Collateral (as defined in the Pledge Agreement) and, when such Collateral is delivered to the Administrative Agent, the Pledge Agreement shall constitute a fully perfected first priority Lien on, and security interest in, all right, title and interest of the pledgors thereunder in such Collateral, in each case prior and superior in right to any other Lien.

      (c) Intellectual Property. The Security Agreement together with the Notice
          ---------------------
of Grant of Security Interest in Trademarks and the Notice of Grant of Security Interest in Patents filed with the United States Patent and Trademark Office, and the Notice of Grant of Security Interest in Copyrights filed with the United States Copyright Office will constitute a fully perfected Lien on, and security interest in, all right, title and interest of the grantors thereunder in all Patents and Patent Licenses, Trademarks and Trademark Licenses and Copyrights and Copyright Licenses (each as defined in the Security Agreement) and in which a security interest may be perfected by filing, recording or registration of a Notice in the United States Patent and Trademark Office and the United States Copyright Office, in each case prior and superior in right to any other Lien other than Permitted Liens.

6.20  Location of Real Property and Leased Premises.
      ---------------------------------------------

      Set forth on Schedule 6.20(a) is a complete and correct list of all real property located in the United States and owned or leased by any member of the Consolidated Group with street address and state where located. Set forth on
Schedule 6.20(b) is a list of all locations where any tangible personal property of any member of the Consolidated Group is located, including street address and state where located. Set forth on Schedule 6.20(c) is the chief executive office and principal place of business of each member of the Consolidated Group.

                                    SECTION 7

                              AFFIRMATIVE COVENANTS
                              ---------------------

      Each Credit Party hereby covenants and agrees that so long as this Credit Agreement is in effect or any amounts payable hereunder or under any other Credit Document shall remain outstanding or any Letter of Credit is outstanding, and until all of the Commitments hereunder shall have terminated:

7.1   Information Covenants.
      ---------------------

      The Credit Parties will furnish, or cause to be furnished, to the Administrative Agent and each of the Lenders:

      (a) Annual Financial Statements. As soon as available, and in any event
          ---------------------------
within 90 days after the close of each fiscal year of the members of the Consolidated Group, a consolidated and consolidating balance sheet and income statement of the members of the Consolidated Group as of the end of such fiscal year, together with related consolidated and consolidating statements of operations and retained earnings and of cash flows for such fiscal year, in each case setting forth in comparative form consolidated and consolidating figures for the preceding fiscal year, all such financial information described above to be in reasonable form and detail and audited by independent certified public accountants of recognized national standing reasonably acceptable to the Administrative Agent and whose opinion shall be to the effect that such financial statements have been prepared in accordance with GAAP (except for changes with which such accountants concur) and shall not be limited as to the scope of the audit or qualified as to the status of the members of the Consolidated Group as a going concern or any other material qualifications or exceptions.

      (b) Quarterly Financial Statements. As soon as available, and in any event
          ------------------------------
within 45 days after the close of each fiscal quarter of the members of the Consolidated Group (other than the fourth fiscal quarter, in which case 90 days after the end thereof) a consolidated and consolidating balance sheet and income statement of the members of the Consolidated Group as of the end of such fiscal quarter, together with related consolidated and consolidating statements of operations and retained earnings and of cash flows for such fiscal quarter, in each case setting forth in comparative form consolidated and consolidating figures for the corresponding period of the preceding fiscal year, all such financial information described above to be in reasonable form and detail and reasonably acceptable to the Administrative Agent, and accompanied by a certificate of an Executive Officer of the Borrower to the effect that such quarterly financial statements fairly present in all material respects the financial condition of the members of the Consolidated Group and have been prepared in accordance with GAAP, subject to changes resulting from audit and normal year-end audit adjustments.

      (c) Officer's Compliance Certificate. At the time of delivery of the
          --------------------------------
financial statements provided for in Sections 7.1(a) and 7.1(b) above, a certificate of an Executive Officer of the Borrower substantially in the form of
Schedule 7.1(c), (i) demonstrating compliance with the financial covenants contained in Section 7.11 by calculation thereof as of the end of each such fiscal period and (ii) stating that no Default or Event of Default exists, or if any Default or Event of Default does exist, specifying the nature and extent thereof and what action the Credit Parties propose to take with respect thereto.

      (d) Pro Forma Compliance Certificate. As soon as available, and in any
          --------------------------------
event within 45 days after the close of each fiscal quarter during which any merger or consolidation as referred to in Section 8.4, any Asset Disposition as referred to in Section 8.5, any Acquisition as referred to in the definition of "Permitted Acquisition" or any Restricted Payment as referred to in Section 8.7 has occurred, a Pro Forma Compliance Certificate.

      (e) Research Reports. Within 45 days after the close of each fiscal
          ----------------
quarter (other than the fourth fiscal quarter, in which case within 90 days after the end thereof), a research report which, in the business judgment of the Borrower, is reasonably representative of the business plan and budget of the members of the Consolidated Group.

      (f) Auditor's Reports. Promptly upon receipt thereof, a copy of any report
          -----------------
submitted by independent accountants to any member of the Consolidated Group in connection with any annual, interim or special audit of the books of such Person.

      (g) Reports. Promptly upon transmission or receipt thereof, (i) copies of
          -------
any filings and registrations with, and reports to or from, the SEC, or any successor agency, and copies of all financial statements, proxy statements, notices and reports as any member of the Consolidated Group shall send to its shareholders or to a holder of any Indebtedness owed by any member of the Consolidated Group in its capacity as such a holder and (ii) upon the request of the Administrative Agent, all reports and written information to and from the United States Environmental Protection Agency, or any state or local agency responsible for environmental matters, the United States Occupational Health and Safety Administration, or any state or local agency responsible for health and safety matters, or any successor agencies or authorities concerning environmental, health or safety matters.

      (h) Notices. Upon any Executive Officer of a Credit Party obtaining
          -------
knowledge thereof, the Credit Parties will give written notice to the Administrative Agent immediately of (i) the occurrence of an event or condition consisting of a Default or Event of Default, specifying the nature and existence thereof and what action the Credit Parties propose to take with respect thereto, and (ii) the occurrence of any of the following with respect to any member of the Consolidated Group (A) the pendency or commencement of any litigation, arbitral or governmental proceeding against such Person which if adversely determined is likely to have a Material Adverse Effect, (B) the institution of any proceedings against such Person with respect to, or the receipt of notice by such Person of potential liability or responsibility for violation, or alleged violation of any federal, state or local law, rule or regulation, including but not limited to, Environmental Laws, the violation of which could have a Material Adverse Effect or (C) the occurrence of an ERISA Event.

      (i) Environmental.
          -------------

            (i) Upon the reasonable written request of the Administrative Agent following the occurrence of any event or the discovery of any condition which the Administrative Agent or the Required Lenders reasonably believe has caused (or could be reasonably expected to cause) the representations and warranties set forth in Section 6.16 to be untrue in any material respect, the Credit Parties will furnish or cause to be furnished to the Administrative Agent, at the Credit Parties' expense, a report of an environmental assessment of reasonable scope, form and depth, (including, where appropriate, invasive soil or groundwater sampling) by a consultant reasonably acceptable to the Administrative Agent as to the nature and extent of the presence of any Materials of Environmental Concern on any Subject Properties (as defined in Section 6.16) and as to the compliance by any member of the Consolidated Group with Environmental Laws at such Subject Properties. If the Credit Parties fail to deliver such an environmental report within seventy-five (75) days after receipt of such written request then the Administrative Agent may arrange for same, and the members of the Consolidated Group hereby grant to the Administrative Agent and their representatives access to the Subject Properties to reasonably undertake such an assessment (including, where appropriate, invasive soil or groundwater sampling). The reasonable cost of any assessment arranged for by the Administrative Agent pursuant to this provision will be payable by the Credit Parties on demand and added to the obligations secured by the Collateral Documents.

            (ii) The members of the Consolidated Group will conduct and complete all investigations, studies, sampling, and testing and all remedial, removal, and other actions necessary to address all Materials of Environmental Concern on, from or affecting any of the Subject Properties to the extent necessary to be in compliance with all Environmental Laws and with the validly issued orders and directives of all Governmental Authorities with jurisdiction over such Subject Properties to the extent any failure could have a Material Adverse Effect.

      (j) Additional Patents and Trademarks. At the time of delivery of the
          ---------------------------------
financial statements and reports provided for in Section 7.1(a), a report signed by an Executive Officer of the Borrower setting forth (i) a list of registration numbers for all patents, trademarks, service marks, tradenames and copyrights awarded to any member of the Consolidated Group since the last day of the immediately preceding fiscal year and (ii) a list of all patent applications, trademark applications, service mark applications, trade name applications and copyright applications submitted by any member of the Consolidated Group since the last day of the immediately preceding fiscal year and the status of each such application, all in such form as shall be reasonably satisfactory to the Administrative Agent.

      (k) Other Information. With reasonable promptness upon any such request,
          -----------------
such other information regarding the business, properties or financial condition of any member of the Consolidated Group as the Administrative Agent or the Required Lenders may reasonably request.

      Documents required to be delivered pursuant to Section 7.1(a) or (b) or
Section 7.2(g) (to the extent any such documents are included in materials otherwise filed with the SEC) may be delivered electronically and if so delivered, shall be deemed to have been delivered on the date (i) on which the Borrower posts such documents, or provides a link thereto on the Borrower's website on the internet at the website address listed on Schedule 11.1; or (ii) on which such documents are posted on the Borrower's behalf on an internet or intranet website, if any, to which each Lender and the Administrative Agent have access (whether a commercial, third-party website or whether sponsored by the Administrative Agent); provided that: (A) the Borrower shall deliver paper copies of such documents to the Administrative Agent or any Lender that requests the Borrower to deliver such paper copies until a written request to cease delivering paper copies is given by the Administrative Agent or such Lender and
(B) the Borrower shall notify (which may be by facsimile or electronic mail) the Administrative Agent and each Lender of the posting of any such documents and provide to the Administrative Agent by electronic mail electronic versions (i.e., soft copies) of such documents. Notwithstanding anything contained herein, in every instance the Borrower shall be required to provide paper copies of the Compliance Certificates required by Section 7.2(c) and Pro Form Compliance Certificates required by Section 7.2(d) to the Administrative Agent. Except for such Compliance Certificates and Pro Forma Compliance Certificates, the Administrative Agent shall have no obligation to request the delivery or to maintain copies of the documents referred to above, and in any event shall have no responsibility to monitor compliance by the Borrower with any such request for delivery, and each Lender shall be solely responsible for requesting delivery to it or maintaining its copies of such documents.

7.2   Preservation of Existence and Franchises.
      ----------------------------------------

      Except as a result of or in connection with a dissolution, merger or disposition of a Subsidiary permitted under Section 8.4 or Section 8.5, each Credit Party will, and will cause each of its Subsidiaries to, do all things necessary to preserve and keep in full force and effect its existence, rights, franchises and authority.

7.3   Books and Records.
      -----------------

      Each Credit Party will, and will cause each of its Subsidiaries to, keep complete and accurate books and records of its transactions in accordance with good accounting practices on the basis of GAAP (including the establishment and maintenance of appropriate reserves).

7.4   Compliance with Laws and Contractual Obligations; ERISA Compliance.
      ------------------------------------------------------------------

      Each Credit Party will, and will cause each of its Subsidiaries to,

      (a) comply with all laws, rules, regulations and orders, and all applicable restrictions imposed by all Governmental Authorities, applicable to it and its Property if noncompliance with any such law, rule, regulation, order or restriction could have a Material Adverse Effect,

      (b) comply in all material respects with the material Contractual Obligations, and

      (c) do, and cause each of its ERISA Affiliates to do, each of the following:

            (i) maintain each Plan, in all material respects, in compliance with the applicable provisions of ERISA, the Internal Revenue Code and other applicable Law;

            (ii) cause each Plan that is qualified under Section 401(a) of the Internal Revenue Code to maintain such qualification; and

            (iii) make all required contributions to any Plan subject to Section 412 of the Internal Revenue Code.

7.5   Payment of Taxes and Other Indebtedness.
      ---------------------------------------

      Each Credit Party will, and will cause each of its Subsidiaries to, pay and discharge (a) all taxes, assessments and governmental charges or levies imposed upon it, or upon its income or profits, or upon any of its properties, before they shall become delinquent, (b) all lawful claims (including claims for labor, materials and supplies) which, if unpaid, might give rise to a Lien upon any of its properties, and (c) except as prohibited hereunder, all of its other Indebtedness as it shall become due; provided, however, that no member of the Consolidated Group shall be required to pay any such tax, assessment, charge, levy, claim or Indebtedness which is being contested in good faith by appropriate proceedings for which adequate reserves determined in accordance with GAAP have been established, unless the failure to make any such payment (i) could give rise to an immediate right to foreclose on a Lien securing such amounts or (ii) could have a Material Adverse Effect.

7.6   Insurance.
      ---------

      Each Credit Party will, and will cause each of its Subsidiaries to, at all times maintain in full force and effect insurance (including worker's compensation insurance, liability insurance, casualty insurance and business interruption insurance) in such amounts, covering such risks and liabilities and with such deductibles or self-insurance retentions as are in accordance with normal industry practice (or as otherwise required by the Collateral Documents).

The Administrative Agent shall be named as loss payee or mortgagee, as its interest may appear, and/or additional insured with respect to any such insurance providing coverage in respect of any Collateral, and each provider of any such insurance shall agree, by endorsement upon the policy or policies issued by it or by independent instruments furnished to the Administrative Agent, that it will give the Administrative Agent thirty (30) days prior written notice before any such policy or policies shall be altered or canceled, and that no act or default of any member of the Consolidated Group or any other Person shall affect the rights of the Administrative Agent or the Lenders under such policy or policies. The present insurance coverage of the members of the Consolidated Group is outlined as to carrier, policy number, expiration date, type and amount on Schedule 7.6.

7.7   Maintenance of Property.
      -----------------------

      Each Credit Party will, and will cause each of its Subsidiaries to, maintain and preserve its properties and equipment material to the conduct of its business in good repair, working order and condition, normal wear and tear and casualty and condemnation excepted, and will make, or cause to be made, in such properties and equipment from time to time all repairs, renewals, replacements, extensions, additions, betterments and improvements thereto as may be needed or proper, to the extent and in the manner customary for companies in similar businesses.

7.8   Performance of Obligations.
      --------------------------

      Each Credit Party will, and will cause each of its Subsidiaries to, perform in all material respects all of its obligations under the terms of all material agreements, indentures, mortgages, security agreements and other debt instruments to which it is a party or by which it is bound.

7.9   Use of Proceeds.
      ---------------

      The Borrower will use the proceeds of Extensions of Credit solely for the purposes set forth in Section 6.15.

7.10  Audits/Inspections.
      ------------------

      Upon reasonable notice and during normal business hours, each Credit Party will, and will cause each of its Subsidiaries to, permit representatives appointed by the Administrative Agent, including independent accountants, agents, attorneys, and appraisers to visit and inspect its property, including its books and records, its accounts receivable and inventory, its facilities and its other business assets, and to make photocopies or photographs thereof and to write down and record any information such representative obtains and shall permit the Administrative Agent or its representatives to investigate and verify the accuracy of information provided to the Lenders and to discuss all such matters with the officers, employees and representatives of such Person. The Credit Parties agree that the Administrative Agent, and its representatives, may conduct an annual audit of the Collateral, at the expense of the Lenders.

7.11  Financial Covenants.
      -------------------

      (a) Consolidated Senior Leverage Ratio. As of the end of each fiscal
          ----------------------------------
quarter, the Consolidated Senior Leverage Ratio shall be not greater than 2.50:1.0.

      (b) Consolidated Total Leverage Ratio. As of the end of each fiscal
          ---------------------------------
quarter, the Consolidated Total Leverage Ratio shall be not greater than 3.00:1.0.

      (c) Consolidated Fixed Charge Coverage Ratio. As of the end of each fiscal
          ----------------------------------------
quarter, the Consolidated Fixed Charge Coverage Ratio shall be not less than 1.25:1.0.

      (d) Consolidated Net Worth. As of the end of each fiscal quarter, the
          ----------------------
Consolidated Net Worth shall be not less than the sum of (i) $166 million plus
(ii) as of the end of such fiscal quarter and each preceding fiscal quarter to occur after the Closing Date, an amount equal to eighty-five percent (85%) of Consolidated Net Income (but not less than zero) for such fiscal quarter, such increases to be cumulative, plus (iii) an amount equal to one hundred percent (100%) of net proceeds from Equity Transactions occurring after the Closing Date, minus an amount equal to the aggregate cash consideration paid in connection with any acquisition of the Borrower's Capital Stock permitted under
Section 8.7.

7.12  Additional Guarantors and Collateral.
      ------------------------------------

      (a) Domestic Subsidiaries. At any time that the Borrower forms or acquires
          ---------------------
any Domestic Subsidiary, the Borrower will promptly (but in any event within 30 days) (i) notify the Administrative Agent thereof, (ii) cause any Wholly Owned Domestic Subsidiary to become a Guarantor by execution of a Guaranty Agreement,
(iii) cause any Wholly Owned Domestic Subsidiary to deliver supporting resolutions, incumbency certificates, corporate formation and organizational documentation and opinions of counsel as the Administrative Agent may reasonably request, (iv) deliver, or cause to be delivered, stock certificates and a Pledge Agreement evidencing the pledge of 100% of the Voting Stock of all Domestic Subsidiaries, together with undated stock transfer powers executed in blank and
(v) grant to the Administrative Agent and the Lenders a security interest in all of its Collateral, as referred in and pursuant to the terms of the Security Agreement.

      (b) Foreign Subsidiaries. The Borrower will not form or acquire any
          --------------------
Foreign Subsidiaries without the prior written consent of the Required Lenders.

      (c) Additional Collateral. If, subsequent to the Closing Date, a Credit
          ---------------------
Party shall acquire any other personal property required to be delivered to the Administrative Agent as Collateral hereunder or under the Security Agreement, the Borrower shall immediately notify the Administrative Agent of the same. Each Credit Party shall take such action (including, but not limited to, the execution of UCC-1 financing statements), as requested by the Administrative Agent and at such Credit Party's expense, to ensure that the Administrative Agent and the Lenders have a perfected Lien in such personal property of the Credit Parties as set forth in the Security Agreement (whether nor owned or hereafter acquired) and any owned or leased real property (to the extent deemed material by the Administrative Agent), subject only to Permitted Liens. Each Credit Party shall adhere to the covenants regarding the location of personal property as set forth in the Credit Agreement.

7.13  Further Assurances.
      ------------------

      (a) Within thirty (30) days after the Closing Date, the Borrower shall use its best efforts to deliver (or cause to be delivered) to the Administrative Agent (a) landlord consents, estoppel letters, consents and waivers, in form and substance acceptable to the Administrative Agent, in respect of Collateral held at the Borrower's chief executive office and (b) such other landlord consents, warehousemen and bailee letters and other agreements, in form and substance acceptable to the Administrative Agent, in respect of Collateral held on leased premises, as reasonably required by the Administrative Agent

      (b) Within thirty (30) days after the Closing Date, the Credit Parties shall provide evidence of insurance reasonably acceptable to the Administrative Agent that names the Administrative Agent as additional insured (in the case of liability insurance) or loss payee (in the case of hazard insurance) on behalf of the Lenders. Each provider of any such insurance shall agree, by endorsement upon the policy or policies issued by it or by independent instruments furnished to the Administrative Agent, that it will give the Administrative Agent thirty
(30) days prior written notice before any such policy or policies shall be altered or canceled, and that no act or default of any member of the Consolidated Group or any other Person shall affect the rights of the Administrative Agent or the Lenders under such policy or policies.

      (c) Within thirty (30) days after the Closing Date, the Credit Parties shall cause Salt Lake Rehabilitation, LLC, a Delaware limited liability company, to join as a Guarantor and otherwise comply with the terms of Section 7.12 hereof or provide evidence reasonably acceptable to the Administrative Agent that such entity has been dissolved or does not constitute a Wholly Owned Domestic Subsidiary.


                                    SECTION 8

                               NEGATIVE COVENANTS
                               ------------------

      Each Credit Party hereby covenants and agrees that so long as this Credit Agreement is in effect or any amounts payable hereunder or under any other Credit Document shall remain outstanding or any Letter of Credit is outstanding, and until all of the Commitments hereunder shall have terminated:

8.1   Indebtedness.
      ------------

      The Credit Parties will not permit any member of the Consolidated Group to contract, create, incur, assume or permit to exist any Indebtedness, except:

            (a) Indebtedness existing or arising under this Credit Agreement or the other Credit Documents;

            (b) Indebtedness of the Borrower and its Subsidiaries existing on the Closing Date and set forth on Schedule 8.1, and renewals, refinancings and extensions thereof on terms and conditions no less favorable to such Person than such existing Indebtedness;

            (c) obligations of the Borrower or any of its Subsidiaries owing under interest rate, commodities and foreign currency exchange protection agreements entered into in the ordinary course of business to manage existing or anticipated risks and not for speculative purposes;

            (d) unsecured intercompany Indebtedness owing by a member of the Consolidated Group to another member of the Consolidated Group (subject, however, to the limitations of Section 8.6 in the case of the member of the Consolidated Group extending the loan, advance or credit);

            (e) obligations to make contingent payments (including earn-out payments) incurred in connection with Permitted Acquisitions and Acquisitions consummated prior to the Closing Date;

            (f) secured and unsecured Indebtedness of the Borrower or any of its Subsidiaries, including term loan indebtedness, mortgage indebtedness, purchase money indebtedness, Capital Leases, Synthetic Leases and lease obligations in respect of Sale and Leaseback Transactions, provided that
      (i) the aggregate amount of all such Indebtedness shall not at any time exceed $35 million, and (ii) in the case of secured Indebtedness (and obligations in respect of Sale and Leaseback Transactions), the liens and security interests relating thereto shall be limited to the fixed assets that are the subject of the financing and the aggregate amount of indebtedness secured thereby shall not exceed the fair value of the fixed assets that are the subject of the financing, and extensions and refinancings thereof;

            (g) Subordinated Debt;

            (h) Support Obligations of the Borrower or any of its Subsidiaries in respect of the foregoing Indebtedness; provided that Support Obligations in respect of any Subordinated Debt shall be subordinated in right and time of payment to the loans and obligations owing hereunder on the same terms and conditions as the Subordinated Debt to which they relate;

            (i) Support Obligations of Funded Debt of a joint venture that is a Permitted Investment; provided that (i) the aggregate principal amount of all such Support Obligations shall not exceed $15 million, and (ii) the Borrower shall demonstrate compliance with the financial covenants hereunder after giving effect thereto on a Pro Forma Basis; and

            (j) other unsecured Indebtedness of the Borrower in an aggregate outstanding principal amount of up to $20 million at any time.

8.2   Liens.
      -----

      The Credit Parties will not permit any member of the Consolidated Group to contract, create, incur, assume or permit to exist any Lien with respect to any of its Property, whether now owned or after acquired, except for Permitted Liens.

8.3   Nature of Business.
      ------------------

      The Credit Parties will not permit any member of the Consolidated Group to substantively alter the character or conduct of the business conducted by such Person as of the Closing Date.

8.4   Merger and Consolidation, Dissolution and Acquisitions.
      ------------------------------------------------------

      (a) No member of the Consolidated Group will enter into any transaction of merger or consolidation, except that

            (i) a Credit Party may be party to a transaction of merger or consolidation with another Credit Party, provided that if the Borrower is a party to such transaction, it shall be the surviving entity;

            (ii) a Domestic Subsidiary of the Borrower may be a party to a transaction of merger or consolidation with a Person other than a member of the Consolidated Group, provided that (A) the surviving entity shall be a Domestic Subsidiary of the Borrower and shall execute and deliver such joinder and pledge agreements as may be necessary for compliance with the provisions of Sections 7.12, (B) no Default or Event of Default shall exist immediately after giving effect thereto, and (C) the transaction shall otherwise constitute a Permitted Acquisition;

            (iii) a Subsidiary of the Borrower may enter into a transaction of merger or consolidation in connection with an Asset Disposition permitted under Section 8.5.

      (b) No member of the Consolidated Group, other than a Wholly Owned Subsidiary of the Borrower (and then only if no Material Adverse Effect shall result on account thereof), may dissolve, liquidate or wind up its affairs.

      (c) No member of the Consolidated Group shall make any Acquisition, unless:

            (i) in the case of an acquisition of Capital Stock of another Person, after giving effect to such acquisition,

                  (A) if the Acquisition is not of a controlling interest in the subject Person such that after giving effect thereto the subject Person will not be a Subsidiary, then such Acquisition shall constitute a Permitted Investment; and

                  (B) if the Acquisition is of a controlling interest in the subject Person such that after giving effect thereto the subject Person will be a Subsidiary, then such Acquisition shall constitute a Permitted Acquisition;

            (ii) in the case of an Acquisition of all or any substantial portion of the Property (other than Capital Stock) of another Person, then such Acquisition constitutes a Permitted Acquisition.

8.5   Asset Dispositions.
      ------------------

      The Credit Parties will not permit any member of the Consolidated Group to make any Asset Disposition (including any Sale and Leaseback Transaction), (a) unless (i)the consideration paid therefor shall consist solely of cash and Cash Equivalents, (ii) if the subject transaction is a Sale and Leaseback Transaction, such transaction shall be permitted by Section 8.13, (iii) if the subject transaction involves Capital Stock of a Subsidiary, the subject transaction is of a controlling interest in such Subsidiary, (iv) in any fiscal year the Property sold, leased or otherwise disposed of in Asset Dispositions shall not have generated, in the aggregate, more than five percent (5%) of Consolidated EBITDA on a Pro Forma Basis for the immediately preceding fiscal year, and (v) no Default or Event of Default shall exist immediately after giving effect thereto or (b) except any Asset Dispositions with respect to the Borrower's Investment in InteliStaf Holdings, Inc., which shall not be subject to the restrictions of this provision; provided that notwithstanding anything to the contrary contained herein, no member of the Consolidated Group may engage in any Securitization Transaction without the prior written consent of the Required Lenders.

      The Administrative Agent will promptly deliver to the Borrower upon request, at the Borrower's expense, such release documentation (including delivery of applicable stock certificates) as may be reasonably requested to give effect to the release of subject Property from the security interests securing the obligations hereunder in connection with Asset Dispositions permitted hereunder.

8.6   Investments.
      -----------

      The Credit Parties will not permit any member of the Consolidated Group to make or permit to exist Investments in or to any Person, except for Permitted Investments.

8.7   Restricted Payments.
      -------------------

      The Credit Parties will not make, or permit any member of the Consolidated Group to make, any Restricted Payment; provided that the Borrower may (a) make cash purchases of its own Capital Stock if (i) total cash consideration for such Capital Stock does not exceed $35 million, (ii) such purchases are not funded with proceeds from a Loan hereunder and (iii) no Default or Event of Default shall exist immediately after giving effect to such purchases and (b) make dividend payments in the amount of any dividends (including proceeds from any related Asset Disposition) received in respect of the Borrower's Investment in InteliStaf Holdings, Inc.

8.8   Modifications and Payments in respect of Funded Debt.
      ----------------------------------------------------

      None of the members of the Consolidated Group will

      (a) Amend or modify, or permit or acquiesce to the amendment or modification (including waivers) of, any material provisions of any Subordinated Debt, including any notes or instruments evidencing any Subordinated Debt and any indenture or other governing instrument relating thereto;

      (b) Make any payment in contravention of the terms of any Subordinated Debt; or

      (c) Except in connection with a refinancing or refunding permitted hereunder, make any prepayment, redemption, defeasance or acquisition for value of (including without limitation, by way of depositing money or securities with the trustee with respect thereto before due for the purpose of paying when due), or refund, refinance or exchange of any Subordinated Debt other than regularly scheduled payments of principal and interest on such Subordinated Debt.

8.9   Transactions with Affiliates.
      ----------------------------

      The Credit Parties will not permit any member of the Consolidated Group to enter into or permit to exist any transaction or series of transactions with any officer, director, shareholder, Subsidiary or Affiliate of such Person other than (a) advances of working capital to any Credit Party, (b) transfers of cash and assets to any Credit Party, (c) transactions permitted by Sections 8.1, 8.4, 8.5, 8.6, 8.7, (d) normal compensation and reimbursement of expenses of officers and directors and (e) except as otherwise specifically limited in this Credit Agreement, other transactions which are entered into in the ordinary course of such Person's business on terms and conditions substantially as favorable to such Person as would be obtainable by it in a comparable arms-length transaction with a Person other than an officer, director, shareholder, Subsidiary or Affiliate.

8.10  Fiscal Year; Organizational Documents.
      -------------------------------------

      (a) The Credit Parties will not permit any member of the Consolidated Group to change its fiscal year or amend, modify or change its articles of incorporation (or corporate charter or other similar organizational document) or bylaws (or other similar document) without the prior written consent of the Required Lenders, which consent shall not be unreasonably withheld.

      (b) The Borrower will not permit any material amendment, modification or change to its Shareholder Rights Plan without promptly providing a copy thereof to the Administrative Agent.

8.11  Limitation on Restricted Actions.
      --------------------------------

      The Credit Parties will not permit any member of the Consolidated Group to, directly or indirectly, create or otherwise cause or suffer to exist or become effective any encumbrance or restriction on the ability of any such Person to (a) pay dividends or make any other distributions on its Capital Stock or with respect to any other interest or participation in, or measured by, its profits, (b) pay any Indebtedness or other obligation, (c) make loans, advances or capital contributions, (d) sell, lease or otherwise transfer any of its properties or assets, or (e) act as a guarantor or pledge its assets, except for such encumbrances or restrictions existing under or by reason of (i) this Credit Agreement and the other Credit Documents and (ii) pursuant to the terms of any purchase money Indebtedness permitted by Section 8.1(c) to the extent such limitations relate only to the property which is the subject of such financing.

8.12  Ownership of Subsidiaries.
      -------------------------

      The Credit Parties will not permit any member of the Consolidated Group to
(i) permit any Person (other than the Borrower or any Wholly Owned Subsidiary of the Borrower) to own any Capital Stock of any Subsidiary of the Borrower, except
(A) to qualify directors where required by applicable law or to satisfy other requirements of applicable law with respect to the ownership of Capital Stock of Foreign Subsidiaries or (B) as a result of or in connection with a dissolution, merger, consolidation or disposition of a Subsidiary permitted under Section 8.4 or 8.5, (ii) permit any Subsidiary of the Borrower to issue any shares of preferred Capital Stock or (iii) permit, create, incur, assume or suffer to exist any Lien on any Capital Stock of any Subsidiary of the Borrower, except for Permitted Liens.

8.13  Sale Leasebacks.
      ---------------

      Except with the prior written consent of the Required Lenders, the Credit Parties will not permit any member of the Consolidated Group to enter into any Sale and Leaseback Transaction unless such Sale and Leaseback Transaction would be permitted under Section 8.1(f) hereof.

8.14  No Further Negative Pledges.
      ---------------------------

      The Credit Parties will not permit any member of the Consolidated Group to enter into, assume or become subject to any agreement prohibiting or otherwise restricting the creation or assumption of any Lien upon its properties or assets, whether now owned or hereafter acquired, or requiring the grant of any security for any obligation if security is given for any other obligation, except (a) pursuant to this Credit Agreement and the other Credit Documents and
(b) pursuant to the terms of any purchase money Indebtedness permitted by
Section 8.1(c) to the extent such limitations relate only to the property which is the subject of such financing.

                                    SECTION 9

                                EVENTS OF DEFAULT
                                -----------------

9.1   Events of Default.
      -----------------

      An Event of Default shall exist upon the occurrence of any of the following specified events (each an "Event of Default"):

            (a)   Payment.  Any Credit Party shall
                  -------
                  (i) default in the payment when due of any principal of any of the Loans or of any reimbursement obligations arising from drawings under Letters of Credit, or

                  (ii) default, and such default shall continue for three (3) or more Business Days, in the payment when due of any interest on the Loans or on any reimbursement obligations arising from drawings under Letters of Credit, or of any Fees or other amounts owing hereunder, under any of the other Credit Documents or in connection herewith or therewith; or

            (b)   Representations. Any representation, warranty or statement
                  ---------------
      made or deemed to be made by any Credit Party herein, in any of the other Credit Documents, or in any statement or certificate delivered or required to be delivered pursuant hereto or thereto shall prove untrue in any material respect on the date as of which it was deemed to have been made; or

            (c)   Covenants.  Any Credit Party shall
                  ---------
                  (i) default in the due performance or observance of any term, covenant or agreement contained in Sections 7.2, 7.9, 7.11, 7.12 or
            8.1 through 8.14, inclusive;

                  (ii) default in the due performance or observance of any term, covenant or agreement contained in Sections 7.1(a), (b), (c) or (d) and such default shall continue unremedied for a period of at least five (5) Business Days after the earlier of an Executive Officer of a Credit Party becoming aware of such default or notice thereof by the Administrative Agent; or

                  (iii) default in the due performance or observance by it of any term, covenant or agreement (other than those referred to in subsections (a), (b), (c)(i) or (c)(ii) of this Section 9.1) contained in this Credit Agreement or any other Credit Document and such default shall continue unremedied for a period of at least 30 days after the earlier of an Executive Officer of a Credit Party becoming aware of such default or notice thereof by the Administrative Agent; or

            (d)   Other Credit Documents. Except as a result of or in connection
                  ----------------------
      with a dissolution, merger or disposition of a Subsidiary permitted under
      Section 8.4 or 8.5, any Credit Document shall fail to be in full force and effect or to give the Administrative Agent and/or the Lenders the Liens, rights, powers and privileges purported to be created thereby, or any Credit Party shall so state in writing; or

            (e) Guaranties. Except as the result of or in connection with a
                ----------
      dissolution, merger or disposition of a Subsidiary permitted under Section
      8.4 or 8.5, the guaranty given by any Guarantor (including any Person which becomes a Guarantor after the Closing Date in accordance with
      Section 7.12) or any provision thereof shall cease to be in full force and effect, or any Guarantor (including any Person which becomes a Guarantor after the Closing Date in accordance with Section 7.12) or any Person acting by or on behalf of such Guarantor shall deny or disaffirm such Guarantor's obligations under such guaranty, or any Guarantor shall default in the due performance or observance of any term, covenant or agreement on its part to be performed or observed pursuant to any guaranty; or

            (f) Bankruptcy, etc. Any Bankruptcy Event shall occur with respect
                ---------------
      to any member of the Consolidated Group; or

            (g) Defaults under Other Agreements. With respect to any
                -------------------------------
      Indebtedness (other than Indebtedness outstanding under this Credit Agreement) in excess of $2 million in the aggregate for the members of the Consolidated Group taken as a whole, (i) any member of the Consolidated Group shall (A) default in any payment (beyond the applicable grace period with respect thereto, if any) with respect to any such Indebtedness, or
      (B) the occurrence and continuance of a default in the observance or performance relating to such Indebtedness or contained in any instrument or agreement evidencing, securing or relating thereto, or any other event or condition shall occur or condition exist, the effect of which default or other event or condition is to cause, or to permit, the holder or holders of such Indebtedness (or trustee or agent on behalf of such holders) to cause (determined without regard to whether any notice or lapse of time is required), any such Indebtedness to become due prior to its stated maturity; or (ii) any such Indebtedness shall be declared due and payable, or required to be prepaid other than by a regularly scheduled required prepayment, prior to the stated maturity thereof; or

            (h) Judgments. One or more judgments or decrees shall be entered
                ---------
      against one or more of the members of the Consolidated Group involving a liability of $2 million or more in the aggregate (to the extent not paid or fully covered by insurance provided by a carrier who has acknowledged coverage and has the ability to perform) and any such judgments or decrees shall not have been vacated, discharged or stayed or bonded pending appeal within 30 days from the entry thereof; or

            (i) ERISA. An ERISA Event occurs with respect to a Pension Plan or
                -----
      Multiemployer Plan that has resulted or would reasonably be expected to result in liability of a Credit Party under Title IV of ERISA to the Pension Plan, Multiemployer Plan or the PBGC in an aggregate amount in excess of $1 million, or (ii) a Credit Party or any ERISA Affiliate fails to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under Section 4201 of ERISA under a Multiemployer Plan in an aggregate amount in excess of $1 million; or

            (j) Ownership. There shall occur a Change of Control.
                ---------

9.2   Acceleration; Remedies.
      ----------------------

      Upon the occurrence of an Event of Default, and at any time thereafter unless and until such Event of Default has been waived by the requisite Lenders (pursuant to the voting requirements of Section 11.6) or cured to the satisfaction of the requisite Lenders (pursuant to the voting procedures in Section 11.6), the Administrative Agent shall, upon the request and direction of the Required Lenders, by written notice to the Credit Parties take any of the following actions:

            (a) Termination of Commitments. Declare the Commitments terminated
                --------------------------
      whereupon the Commitments shall be immediately terminated.

            (b) Acceleration. Declare the unpaid principal of and any accrued
                ------------
      interest in respect of all Loans, any reimbursement obligations arising from drawings under Letters of Credit and any and all other indebtedness or obligations of any and every kind owing by the Credit Parties to the Administrative Agent and/or any of the Lenders hereunder to be due whereupon the same shall be immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Credit Parties.

            (c) Cash Collateral. Direct the Credit Parties to pay (and the
                ---------------
      Credit Parties agree that upon receipt of such notice, or upon the occurrence of an Event of Default under Section 9.1(f), they will immediately pay) to the Administrative Agent additional cash, to be held by the Administrative Agent, for the benefit of the Lenders, in a cash collateral account as additional security for the LOC Obligations in respect of subsequent drawings under all then outstanding Letters of Credit in an amount equal to the maximum aggregate amount which may be drawn under all Letters of Credits then outstanding.

            (d) Enforcement of Rights. Enforce any and all rights and interests
                ---------------------
      created and existing under the Credit Documents including all rights and remedies existing under the Collateral Documents, all rights and remedies against a Guarantor and all rights of set-off.

      Notwithstanding the foregoing, if an Event of Default specified in Section 9.1(f) shall occur with respect to the Borrower, then the Commitments shall automatically terminate and all Loans, all reimbursement obligations arising from drawings under Letters of Credit, all accrued interest in respect thereof, all accrued and unpaid Fees and other indebtedness or obligations owing to the Administrative Agent and/or any of the Lenders hereunder automatically shall immediately become due and payable without the giving of any notice or other action by the Administrative Agent or the Lenders.


                                   SECTION 10

                                AGENCY PROVISIONS
                                -----------------

10.1  Appointment, Powers and Immunities.
      ----------------------------------

      (a) Each of the Lenders and the Issuing Lender hereby irrevocably appoints Bank of America to act on its behalf as the Administrative Agent hereunder and under the other Credit Documents and authorizes the Administrative Agent to take such actions on its behalf and to exercise such powers as are delegated to the Administrative Agent by the terms hereof or thereof, together with such actions and powers as are reasonably incidental thereto. The provisions of this Section are solely for the benefit of the Administrative Agent, the Lenders and the Issuing Lender, and neither the Borrower nor any other Credit Party shall have rights as a third party beneficiary of any of such provisions.

      (b) The Issuing Lender shall act on behalf of the Lenders with respect to any Letters of Credit issued by it and the documents associated therewith, and the Issuing Lender shall have all of the benefits and immunities (i) provided to the Administrative Agent in this Section 10 with respect to any acts taken or omissions suffered by the Issuing Lender in connection with Letters of Credit issued by it or proposed to be issued by it and the applications and agreements for letters of credit pertaining to such Letters of Credit as fully as if the term "Administrative Agent" as used in this Section 10 and in the definition of "Agent-Related Person" included the Issuing Lender with respect to such acts or omissions, and (ii) as additionally provided herein and in any LOC Documents with respect to the Issuing Lender.

10.2  Reliance by Administrative Agent.
      --------------------------------

      The Administrative Agent shall be entitled to rely upon any certification, notice, instrument, writing, or other communication (including any thereof by telephone or telecopy) believed by it to be genuine and correct and to have been signed, sent or made by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel (including counsel for any Credit Party), independent accountants, and other experts selected by the Administrative Agent. The Administrative Agent may deem and treat the payee of any Note as the holder thereof for all purposes hereof unless and until the Administrative Agent receives and accepts an Assignment and Assumption executed in accordance with
Section 11.3(b) hereof. As to any matters not expressly provided for by this Credit Agreement, the Administrative Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Required Lenders, and such instructions shall be binding on all of the Lenders; provided, however, that the Administrative Agent shall not be required to take any action that exposes the Administrative Agent to personal liability or that is contrary to any Credit Document or applicable law or unless it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking any such action.

10.3  Defaults.
      --------

      The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of a Default or Event of Default unless the Administrative Agent has received written notice from a Lender or a Credit Party specifying such Default or Event of Default and stating that such notice is a "Notice of Default". In the event that the Administrative Agent receives such a notice of the occurrence of a Default or Event of Default, the Administrative Agent shall give prompt notice thereof to the Lenders. The Administrative Agent shall (subject to Section 10.2) take such action with respect to such Default or Event of Default as shall reasonably be directed by the Required Lenders (or such other Lenders as required by Section 11.6), provided that, unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interest of the Lenders.

10.4  Rights as a Lender.
      ------------------

      The Person serving as the Administrative Agent hereunder shall have the same rights and powers in its capacity as a Lender as any other Lender and may exercise the same as though it were not the Administrative Agent and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated or unless the context otherwise requires, include the Person serving as the Administrative Agent hereunder in its individual capacity. Such Person and its Affiliates may accept deposits from, lend money to, act as the financial advisor or in any other advisory capacity for and generally engage in any kind of business with the Borrower or any Subsidiary or other Affiliate thereof as if such Person were not the Administrative Agent hereunder and without any duty to account therefor to the Lenders.

10.5  Indemnification.
      ---------------

      The Lenders agree to indemnify the Administrative Agent (to the extent not reimbursed under Section 11.5 hereof, but without limiting the obligations of the Credit Parties under Section 11.5) ratably (in accordance with their respective Revolving Commitments (or, if the Revolving Commitments have been terminated, the outstanding Obligations, including Participation Interests therein) for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses (including attorneys' fees), or disbursements of any kind and nature whatsoever that may be imposed on, incurred by or asserted against the Administrative Agent (including by any Lender) in any way relating to or arising out of any Credit Document or the transactions contemplated thereby or any action taken or omitted by the Administrative Agent under any Credit Document; provided that no Lender shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the Person to be indemnified. Without limitation of the foregoing, each Lender agrees to reimburse the Administrative Agent promptly upon demand for its ratable share of any costs or expenses payable by the Credit Parties under Section 11.5, to the extent that the Administrative Agent is not promptly reimbursed for such costs and expenses by the Credit Parties. The agreements in this Section 10.5 shall survive the repayment of the Loans, LOC Obligations and other obligations under the Credit Documents and the termination of the Commitments hereunder.

10.6  Non-Reliance on Administrative Agent and Other Lenders.
      ------------------------------------------------------

      Each Lender and the Issuing Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender or any of their Related Parties and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Credit Agreement. Each Lender and the Issuing Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Lender or any of their Related Parties and based on such documents and information as it shall from time to time deem appropriate, continue to make its own decisions in taking or not taking action under or based upon this Credit Agreement, any other Credit Document or any related agreement or any document furnished hereunder or thereunder.

10.7  Successor Administrative Agent.
      ------------------------------

      The Administrative Agent may at any time give notice of its resignation to the Lenders, the Issuing Lender and the Borrower. Upon receipt of any such notice of resignation, the Required Lenders shall have the right, in consultation with the Borrower, to appoint a successor, which shall be a bank with an office in the United States, or an Affiliate of any such bank with an office in the United States. If no such successor shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent gives notice of its resignation, then the retiring Administrative Agent may on behalf of the Lenders and the Issuing Lender, appoint a successor Administrative Agent meeting the qualifications set forth above; provided that if the Administrative Agent shall notify the Borrower and the Lenders that no qualifying Person has accepted such appointment, then such resignation shall nonetheless become effective in accordance with such notice and (1) the retiring Administrative Agent shall be discharged from its duties and obligations hereunder and under the other Credit Documents (except that in the case of any collateral security held by the Administrative Agent on behalf of the Lenders or the Issuing Lender under any of the Credit Documents, the retiring Administrative Agent shall continue to hold such collateral security until such time as a successor Administrative Agent is appointed) and
(2) all payments, communications and determinations provided to be made by, to or through the Administrative Agent shall instead be made by or to each Lender and the Issuing Lender directly, until such time as the Required Lenders appoint a successor Administrative Agent as provided for above in this Section. Upon the acceptance of a successor's appointment as Administrative Agent hereunder, such successor shall succeed to and become vested with all of the rights, powers, privileges and duties of the retiring (or retired) Administrative Agent, and the retiring Administrative Agent shall be discharged from all of its duties and obligations hereunder or under the other Credit Documents (if not already discharged therefrom as provided above in this Section). The fees payable by the Borrower to a successor Administrative Agent shall be the same as those payable to its predecessor unless otherwise agreed between the Borrower and such successor. After the retiring Administrative Agent's resignation hereunder and under the other Credit Documents, the provisions of this Section and Section
11.5 shall continue in effect for the benefit of such retiring Administrative Agent, its sub-agents and their respective Related Parties in respect of any actions taken or omitted to be taken by any of them while the retiring Administrative Agent was acting as Administrative Agent.

      Any resignation by Bank of America as Administrative Agent pursuant to this Section shall also constitute its resignation as Issuing Lender and Swingline Lender. Upon the acceptance of a successor's appointment as Administrative Agent hereunder, (a) such successor shall succeed to and become vested with all of the rights, powers, privileges and duties of the retiring Issuing Lender and Swingline Lender, (b) the retiring Issuing Lender and Swingline Lender shall be discharged from all of their respective duties and obligations hereunder or under the other Credit Documents, and (c) the successor Issuing Lender shall issue letters of credit in substitution for the Letters of Credit, if any, outstanding at the time of such succession or make other arrangement satisfactory to the retiring Issuing Lender to effectively assume the obligations of the retiring Issuing Lender with respect to such Letters of Credit.

10.8  Exculpatory Provisions.
      ----------------------

      The Administrative Agent shall not have any duties or obligations except those expressly set forth herein and in the other Credit Documents. Without limiting the generality of the foregoing, the Administrative Agent:

      (a) shall not be subject to any fiduciary or other implied duties, regardless of whether a Default has occurred and is continuing;

      (b) shall not have any duty to take any discretionary action or exercise any discretionary powers, except discretionary rights and powers expressly contemplated hereby or by the other Credit Documents that the Administrative Agent is required to exercise as directed in writing by the Required Lenders (or such other number or percentage of the Lenders as shall be expressly provided for herein or in the other Credit Documents), provided that the Administrative Agent shall not be required to take any action that, in its opinion or the opinion of its counsel, may expose the Administrative Agent to liability or that is contrary to any Credit Document or applicable law; and

      (c) shall not, except as expressly set forth herein and in the other Credit Documents, have any duty to disclose, and shall not be liable for the failure to disclose, any information relating to the Borrower or any of its Affiliates that is communicated to or obtained by the Person serving as the Administrative Agent or any of its Affiliates in any capacity.

      The Administrative Agent shall not be liable for any action taken or not taken by it (i) with the consent or at the request of the Required Lenders (or such other number or percentage of the Lenders as shall be necessary, or as the Administrative Agent shall believe in good faith shall be necessary, under the circumstances as provided in Sections 11.6 and 9.2) or (ii) in the absence of its own gross negligence or willful misconduct. The Administrative Agent shall be deemed not to have knowledge of any Default unless and until notice describing such Default is given to the Administrative Agent by the Borrower, a Lender or the Issuing Lender.

      The Administrative Agent shall not be responsible for or have any duty to ascertain or inquire into (i) any statement, warranty or representation made in or in connection with this Credit Agreement or any other Credit Document, (ii) the contents of any certificate, report or other document delivered hereunder or thereunder or in connection herewith or therewith, (iii) the performance or observance of any of the covenants, agreements or other terms or conditions set forth herein or therein or the occurrence of any Default, (iv) the validity, enforceability, effectiveness or genuineness of this Administrative Agreement, any other Credit Document or any other agreement, instrument or document or (v) the satisfaction of any condition set forth in Section 5 or elsewhere herein, other than to confirm receipt of items expressly required to be delivered to the Administrative Agent.

10.9  Reliance By Administrative Agent.
      --------------------------------

      The Administrative Agent shall be entitled to rely upon, and shall not incur any liability for relying upon, any notice, request, certificate, consent, statement, instrument, document or other writing (including any electronic message, Internet or intranet website posting or other distribution) believed by it to be genuine and to have been signed, sent or otherwise authenticated by the proper Person. The Administrative Agent also may rely upon any statement made to it orally or by telephone and believed by it to have been made by the proper Person, and shall not incur any liability for relying thereon. In determining compliance with any condition hereunder to the making of a Loan, or the issuance of a Letter of Credit, that by its terms must be fulfilled to the satisfaction of a Lender or the Issuing Lender, the Administrative Agent may presume that such condition is satisfactory to such Lender or the Issuing Lender unless the Administrative Agent shall have received notice to the contrary from such Lender or the Issuing Lender prior to the making of such Loan or the issuance of such Letter of Credit. The Administrative Agent may consult with legal counsel (who may be counsel for the Borrower), independent accountants and other experts selected by it, and shall not be liable for any action taken or not taken by it in accordance with the advice of any such counsel, accountants or experts.

10.10 Delegation of Duties.
      --------------------

      The Administrative Agent may perform any and all of its duties and exercise its rights and powers hereunder or under any other Credit Document by or through any one or more sub-agents appointed by the Administrative Agent. The Administrative Agent and any such sub-agent may perform any and all of its duties and exercise its rights and powers by or through their respective Related Parties. The exculpatory provisions of this Section shall apply to any such sub-agent and to the Related Parties of the Administrative Agent and any such sub-agent, and shall apply to their respective activities in connection with the syndication of the credit facilities provided for herein as well as activities as Administrative Agent.

10.11 No Other Duties.
      ---------------

      Anything herein to the contrary notwithstanding, none of the Syndication Agent, Documentation Agent, Sole Lead Arranger or Sole Book Manager listed on the cover page hereof shall have any powers, duties or responsibilities under this Credit Agreement or any of the other Credit Documents, except in its capacity, as applicable, as the Administrative Agent, a Lender or the Issuing Lender hereunder. Without limiting the foregoing, none of the Lenders or other Persons so identified shall have or be deemed to have any fiduciary relationship with any Lender. Each Lender acknowledges that it has not relied, and will not rely, on any of the Lenders or other Persons so identified in deciding to enter into this Credit Agreement or in taking or not taking action hereunder.

10.12 Administrative Agent May File Proofs of Claim.
      ---------------------------------------------

      In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to any Credit Party, the Administrative Agent (irrespective of whether the principal of any Loan or LOC Obligation shall then be due and payable as herein expressed or by declaration or otherwise and irrespective of whether the Administrative Agent shall have made any demand on the Borrower) shall be entitled and empowered, by intervention in such proceeding or otherwise:

      (a) to file and prove a claim for the whole amount of the principal and interest owing and unpaid in respect of the Loans, LOC Obligations and all other Obligations (other than obligations under Swap Contracts or Treasury Management Agreements to which the Administrative Agent is not a party) that are owing and unpaid and to file such other documents as may be necessary or advisable in order to have the claims of the Lenders, the Issuing Lender and the Administrative Agent (including any claim for the reasonable compensation, expenses, disbursements and advances of the Lenders, the Issuing Lender and the Administrative Agent and their respective agents and counsel and all other amounts due the Lenders, the Issuing Lender and the Administrative Agent under Sections 3.5 and 11.5) allowed in such judicial proceeding; and

      (b) to collect and receive any monies or other property payable or deliverable on any such claims and to distribute the same;

and any custodian, receiver, assignee, trustee, liquidator, sequestrator or other similar official in any such judicial proceeding is hereby authorized by each Lender and the Issuing Lender to make such payments to the Administrative Agent and, in the event that the Administrative Agent shall consent to the making of such payments directly to the Lenders and the Issuing Lender, to pay to the Administrative Agent any amount due for the reasonable compensation, expenses, disbursements and advances of the Administrative Agent and its agents and counsel, and any other amounts due the Administrative Agent under Sections
3.5 and 11.5.

      Nothing contained herein shall be deemed to authorize the Administrative Agent to authorize or consent to or accept or adopt on behalf of any Lender or the Issuing Lender any plan of reorganization, arrangement, adjustment or composition affecting the Obligations or the rights of any Lender or to authorize the Administrative Agent to vote in respect of the claim of any Lender in any such proceeding.

10.13 Collateral and Guaranty Matters.
      -------------------------------

      The Lenders and the Issuing Lender irrevocably authorize the Administrative Agent, at its option and in its discretion:

      (a) to release any Lien on any property granted to or held by the Administrative Agent under any Credit Document (i) upon termination of the Revolving Commitments and payment in full of all Obligations (other than contingent indemnification obligations) and the expiration or termination of all Letters of Credit, (ii) that is sold or to be sold as part of or in connection with any sale permitted hereunder or under any other Credit Document, or (iii) subject to Section 11.6, if approved, authorized or ratified in writing by the Required Lenders;

      (b) to subordinate any Lien on any property granted to or held by the Administrative Agent under any Credit Document to the holder of any Lien on such property that is permitted by clause (viii) of the definition of "Permitted Liens"; and

      (c) to release any Guarantor from its obligations under the Guaranty if such Person ceases to be a Subsidiary as a result of a transaction permitted hereunder.

      Upon request by the Administrative Agent at any time, the Required Lenders will confirm in writing the authority of the Administrative Agent to release any Guarantor from its obligations hereunder pursuant to this Section 10.13.


                                   SECTION 11

                                  MISCELLANEOUS
                                  -------------

11.1  Notices.
      -------

      Except as otherwise expressly provided herein, all notices and other communications shall have been duly given and shall be effective (a) when delivered, (b) when transmitted via telecopy (or other facsimile device) to the number set out below, (c) the Business Day following the day on which the same has been delivered prepaid to a reputable national overnight air courier service, or (d) the third Business Day following the day on which the same is sent by certified or registered mail, postage prepaid, in each case to the respective parties at the address, in the case of the Credit Parties and the Administrative Agent, set forth below, and, in the case of the Lenders, set forth on Schedule 11.1, or at such other address as such party may specify by written notice to the other parties hereto:

      if to any Credit Party:         RehabCare Group, Inc.
                                      7733 Forsyth Blvd., 23rd Floor
                                      St. Louis, Missouri  63105
                                      Attn:  Vincent L. Germanese, SVP and Chief
                                        Financial Officer
                                      Phone:(314) 659-2220
                                      Fax: (314) 450-2798

      if to the Administrative Agent: Bank of America, N.A.
                                      901 Main Street
                                      Dallas, Texas 75202
                                      Attn: Angela Azu, Officer/Credit Services
                                        Representative
                                      Phone: (214) 209-3099
                                      Fax: (214) 290-9559
      with a copy to:                 Bank of America, N.A.
                                      231 South LaSalle Street
                                      Chicago, Illinois  60604
                                      Mail Code:  IL1-231-08-30
                                      Attn: Bozena Janociak
                                      Phone:  (312) 828-3597
                                      Fax:  (877) 207-0732

11.2  Right of Set-Off; Adjustments.
      -----------------------------

      Upon the occurrence and during the continuance of any Event of Default, each Lender (and each of its Affiliates) is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender (or any of its Affiliates) to or for the credit or the account of any Credit Party against any and all of the obligations of such Person now or hereafter existing under this Credit Agreement, under the Notes, under any other Credit Document or otherwise, irrespective of whether such Lender shall have made any demand under hereunder or thereunder and although such obligations may be unmatured. Each Lender agrees promptly to notify any affected Credit Party after any such set-off and application made by such Lender; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application. The rights of each Lender under this Section 11.2 are in addition to other rights and remedies (including other rights of set-off) that such Lender may have.

11.3  Benefit of Agreement.
      --------------------

      (a) Successors and Assigns Generally. The provisions of this Credit
          --------------------------------
Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns permitted hereby, except that neither the Borrower nor any other Credit Party may assign or otherwise transfer any of its rights or obligations hereunder without the prior written consent of the Administrative Agent and each Lender and no Lender may assign or otherwise transfer any of its rights or obligations hereunder except (i) to an Eligible Assignee in accordance with the provisions of subsection (b) of this Section,
(ii) by way of participation in accordance with the provisions of subsection (d) of this Section, or (iii) by way of pledge or assignment of a security interest subject to the restrictions of subsection (f) of this Section (and any other attempted assignment or transfer by any party hereto shall be null and void). Nothing in this Credit Agreement, expressed or implied, shall be construed to confer upon any Person (other than the parties hereto, their respective successors and assigns permitted hereby, Participants to the extent provided in subsection (d) of this Section and, to the extent expressly contemplated hereby, the Related Parties of each of the Administrative Agent, the Issuing Lender and the Lenders) any legal or equitable right, remedy or claim under or by reason of this Credit Agreement.

      (b) Assignments by Lenders. Any Lender may at any time assign to one or
          ----------------------
more Eligible Assignees its rights and obligations under this Credit Agreement, but, subject to the provisions hereof, each such assignment shall be of all, and not a portion, of its Commitment and the Loans (including for purposes of this subsection (b), participations in LOC Obligations and in Swingline Loans) at the time owing to it, unless the Borrower shall otherwise consent or an Event of Default has occurred and is continuing, in which case a Lender make an assignment of partial interests hereunder; provided that

            (i) except in the case of an assignment of the entire remaining amount of the assigning Lender's Commitment and the Loans at the time owing to it or in the case of an assignment to a Lender or an Affiliate of a Lender or an Approved Fund with respect to a Lender, the aggregate amount of the Commitment (which for this purpose includes Loans outstanding thereunder) or, if the Commitment is not then in effect, the principal outstanding balance of the Loans of the assigning Lender subject to each such assignment, determined as of the date the Assignment and Assumption with respect to such assignment is delivered to the Administrative Agent or, if "Trade Date" is specified in the Assignment and Assumption, as of the Trade Date, shall not be less than $5 million unless each of the Administrative Agent and, so long as no Default or Event of Default has occurred and is continuing, the Borrower otherwise consents (each such consent not to be unreasonably withheld or delayed);

            (ii) any partial assignment shall be made as an assignment of a proportionate part of all the assigning Lender's rights and obligations under this Credit Agreement with respect to the Loans or the Commitment assigned, except that this clause (ii) shall not apply to rights in respect of Swingline Loans;

            (iii) any assignment of a Commitment must be approved by the Administrative Agent, the Issuing Lender and the Swingline Lender unless the Person that is the proposed assignee is itself a Lender (whether or not the proposed assignee would otherwise qualify as an Eligible Assignee); and

            (iv) the parties to each assignment shall execute and deliver to the Administrative Agent an Assignment and Assumption, together with a processing and recordation fee of $3,500, and the Eligible Assignee, if it shall not be a Lender, shall deliver to the Administrative Agent an Administrative Questionnaire.

Subject to acceptance and recording thereof by the Administrative Agent pursuant to subsection (c) of this Section, from and after the effective date specified in each Assignment and Assumption, the Eligible Assignee thereunder shall be a party to this Credit Agreement and, to the extent of the interest assigned by such Assignment and Assumption, have the rights and obligations of a Lender under this Credit Agreement, and the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Assumption, be released from its obligations under this Credit Agreement (and, in the case of an Assignment and Assumption covering all of the assigning Lender's rights and obligations under this Credit Agreement, such Lender shall cease to be a party hereto) but shall continue to be entitled to the benefits of Sections 3.6, 3.9, 3.11, 3.12, and 11.5 with respect to facts and circumstances occurring prior to the effective date of such assignment. Upon request, the Borrower (at its expense) shall execute and deliver a Note to the assignee Lender. Any assignment or transfer by a Lender of rights or obligations under this Credit Agreement that does not comply with this subsection shall be treated for purposes of this Credit Agreement as a sale by such Lender of a participation in such rights and obligations in accordance with subsection (d) of this Section.

      (c) Register. The Administrative Agent, acting solely for this purpose as
          --------
an agent of the Borrower, shall maintain at the Administrative Agent's Office a copy of each Assignment and Assumption delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitments of, and principal amounts of the Loans and LOC Obligations owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive, and the Borrower, the Administrative Agent and the Lenders may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Credit Agreement, notwithstanding notice to the contrary. The Register shall be available for inspection by each of the Borrower and the Issuing Lender at any reasonable time and from time to time upon reasonable prior notice. In addition, at any time that a request for a consent for a material or substantive change to the Credit Documents is pending, any Lender wishing to consult with other Lenders in connection therewith may request and receive from the Administrative Agent a copy of the Register.

      (d) Participations. Any Lender may at any time, without the consent of, or
          --------------
notice to, the Borrower or the Administrative Agent, sell participations to any Person (other than a natural person or the Borrower or any of the Borrower's Affiliates or Subsidiaries) (each, a "Participant") in all or a portion of such Lender's rights and/or obligations under this Credit Agreement (including all or a portion of its Commitment and/or the Loans (including such Lender's participations in LOC Obligations and/or Swingline Loans) owing to it); provided that (i) such Lender's obligations under this Credit Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations and (iii) the Borrower, the Administrative Agent, the Lenders and the Issuing Lender shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Credit Agreement.

      Any agreement or instrument pursuant to which a Lender sells such a participation shall provide that such Lender shall retain the sole right to enforce this Credit Agreement and to approve any amendment, modification or waiver of any provision of this Credit Agreement; provided that such agreement or instrument may provide that such Lender will not, without the consent of the Participant, agree to any amendment, waiver or other modification described in clauses (i) through (vi) and clause (ix) of subsection (a) of the proviso to
Section 11.6 that affects such Participant. Subject to subsection (e) of this Section, the Borrower agrees that each Participant shall be entitled to the benefits of Sections 3.6, 3.9, 3.11, 3.12, and 11.5 to the same extent as if it were a Lender and had acquired its interest by assignment pursuant to subsection
(b) of this Section. To the extent permitted by law, each Participant also shall be entitled to the benefits of Section 11.2 as though it were a Lender, provided such Participant agrees to be subject to Section 3.16 as though it were a Lender.

      (e) Limitation upon Participant Rights. A Participant shall not be
          ----------------------------------
entitled to receive any greater payment under Sections 3.6, 3.9 or 3.11 than the applicable Lender would have been entitled to receive with respect to the participation sold to such Participant, unless the sale of the participation to such Participant is made with the Borrower's prior written consent. A Participant that would be a Foreign Lender if it were a Lender shall not be entitled to the benefits of Section 3.11 unless the Borrower is notified of the participation sold to such Participant and such Participant agrees, for the benefit of the Borrower, to comply with Section 3.11(e) as though it were a Lender.

      (f) Certain Pledges. Any Lender may at any time pledge or assign a
          ---------------
security interest in all or any portion of its rights under this Credit Agreement (including under its Note(s), if any) to secure obligations of such Lender, including any pledge or assignment to secure obligations to a Federal Reserve Bank; provided that no such pledge or assignment shall release such Lender from any of its obligations hereunder or substitute any such pledgee or assignee for such Lender as a party hereto.

      (g) Electronic Execution of Assignments. The words "execution", "signed",
          -----------------------------------
"signature", and words of like import in any Assignment and Assumption shall be deemed to include electronic signatures or the keeping of records in electronic form, each of which shall be of the same legal effect, validity or enforceability as a manually executed signature or the use of a paper-based recordkeeping system, as the case may be, to the extent and as provided for in any applicable law, including the Federal Electronic Signatures in Global and National Commerce Act, the New York State Electronic Signatures and Records Act, or any other similar state laws based on the Uniform Electronic Transactions Act.

      (h) Resignation as Issuing Lender or Swingline Lender after Assignment.
          ------------------------------------------------------------------
Notwithstanding anything to the contrary contained herein, if at any time Bank of America assigns all of its Commitment and Loans pursuant to subsection (b) above, Bank of America may, (i) upon thirty (30) days' notice to the Borrower and the Lenders, resign as Issuing Lender and/or (ii) upon thirty (30) days' notice to the Borrower, resign as Swingline Lender. In the event of any such resignation as Issuing Lender or Swingline Lender, the Borrower shall be entitled to appoint from among the Lenders a successor Issuing Lender or Swingline Lender hereunder; provided, however, that no failure by the Borrower to appoint any such successor shall affect the resignation of Bank of America as Issuing Lender or Swingline Lender, as the case may be. If Bank of America resigns as Issuing Lender, it shall retain all the rights and obligations of the Issuing Lender hereunder with respect to all Letters of Credit outstanding as of the effective date of its resignation as Issuing Lender and all LOC Obligations with respect thereto (including the right to require the Lenders to make Base Rate Loans or fund risk participations in Unreimbursed Amounts pursuant to
Section 2.6(b)). If Bank of America resigns as Swingline Lender, it shall retain all the rights of the Swingline Lender provided for hereunder with respect to Swingline Loans made by it and outstanding as of the effective date of such resignation, including the right to require the Lenders to make Base Rate Loans or fund risk participations in outstanding Swingline Loans pursuant to Section 2.7.

11.4  No Waiver; Remedies Cumulative.
      ------------------------------

      No failure or delay on the part of the Administrative Agent or any Lender in exercising any right, power or privilege hereunder or under any other Credit Document and no course of dealing between the Administrative Agent or any Lender and any of the Credit Parties shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder or under any other Credit Document preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder or thereunder. The rights and remedies provided herein are cumulative and not exclusive of any rights or remedies which the Administrative Agent or any Lender would otherwise have. No notice to or demand on any Credit Party in any case shall entitle the Credit Parties to any other or further notice or demand in similar or other circumstances or constitute a waiver of the rights of the Administrative Agent or the Lenders to any other or further action in any circumstances without notice or demand.

11.5  Expenses; Indemnification.
      -------------------------

      (a) Costs and Expenses. The Borrower shall pay (i) all reasonable
          ------------------
out-of-pocket expenses incurred by the Administrative Agent and its Affiliates (including the reasonable fees, charges and disbursements of counsel for the Administrative Agent), in connection with the syndication of the credit facilities provided for herein, the preparation, negotiation, execution, delivery and administration of this Credit Agreement and the other Credit Documents or any amendments, modifications or waivers of the provisions hereof or thereof (whether or not the transactions contemplated hereby or thereby shall be consummated), (ii) all reasonable out-of-pocket expenses incurred by the Issuing Lender in connection with the issuance, amendment, renewal or extension of any Letter of Credit or any demand for payment thereunder and (iii) all out-of-pocket expenses incurred by the Administrative Agent, any Lender or the Issuing Lender (including the fees, charges and disbursements of any counsel for the Administrative Agent, any Lender or the Issuing Lender), and all fees and time charges for attorneys who may be employees of the Administrative Agent, any Lender or the Issuing Lender, in connection with the enforcement or protection of its rights (A) in connection with this Credit Agreement and the other Credit Documents, including its rights under this Section, or (B) in connection with the Loans made or Letters of Credit issued hereunder, including all such out-of-pocket expenses incurred during any workout, restructuring or negotiations in respect of such Loans or Letters of Credit.

      (b) Indemnification by the Borrower. The Borrower shall indemnify the
          -------------------------------
Administrative Agent (and any sub-agent thereof), each Lender and the Issuing Lender, and each Related Party of any of the foregoing Persons (each such Person being called an "Indemnitee") against, and hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses (including the fees, charges and disbursements of any counsel for any Indemnitee), and shall indemnify and hold harmless each Indemnitee from all fees and time charges and disbursements for attorneys who may be employees of any Indemnitee, incurred by any Indemnitee or asserted against any Indemnitee by any third party or by the Borrower or any other Credit Party arising out of, in connection with, or as a result of (i) the execution or delivery of this Credit Agreement, any other Credit Document or any agreement or instrument contemplated hereby or thereby, the performance by the parties hereto of their respective obligations hereunder or thereunder or the consummation of the transactions contemplated hereby or thereby, (ii) any Loan or Letter of Credit or the use or proposed use of the proceeds therefrom (including any refusal by the Issuing Lender to honor a demand for payment under a Letter of Credit if the documents presented in connection with such demand do not strictly comply with the terms of such Letter of Credit), (iii) any actual or alleged presence or release of Hazardous Materials on or from any property owned or operated by the Borrower or any of its Subsidiaries, or any Environmental Liability related in any way to the Borrower or any of its Subsidiaries, or (iv) any actual or prospective claim, litigation, investigation or proceeding relating to any of the foregoing, whether based on contract, tort or any other theory, whether brought by a third party or by the Borrower or any other Credit Party, and regardless of whether any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses (x) are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or willful misconduct of such Indemnitee or (y) result from a claim brought by the Borrower or any other Credit Party against an Indemnitee for breach in bad faith of such Indemnitee's obligations hereunder or under any other Credit Document, if the Borrower or such Credit Party has obtained a final and nonappealable judgment in its favor on such claim as determined by a court of competent jurisdiction.

      (c) Reimbursement by Lenders. To the extent that the Borrower for any
          ------------------------
reason fails to indefeasibly pay any amount required under subsection (a) or (b) of this Section to be paid by it to the Administrative Agent (or any sub-agent thereof), the Issuing Lender or any Related Party of any of the foregoing, each Lender severally agrees to pay to the Administrative Agent (or any such sub-agent), the Issuing Lender or such Related Party, as the case may be, such Lender's Aggregate Commitment Percentage or, in the case of LOC Obligations, Revolving Commitment Percentage (determined in each case as of the time that the applicable unreimbursed expense or indemnity payment is sought) of such unpaid amount, provided that the unreimbursed expense or indemnified loss, claim, damage, liability or related expense, as the case may be, was incurred by or asserted against the Administrative Agent (or any such sub-agent) or the Issuing Lender in its capacity as such, or against any Related Party of any of the foregoing acting for the Administrative Agent (or any such sub-agent) or Issuing Lender in connection with such capacity. The obligations of the Lenders under this subsection (c) are subject to the provisions of Section 3.17(d).

      (d) Waiver of Consequential Damages, Etc. To the fullest extent permitted
          ------------------------------------
by applicable law, the Borrower shall not assert, and hereby waives, any claim against any Indemnitee, on any theory of liability, for special, indirect, consequential or punitive damages (as opposed to direct or actual damages) arising out of, in connection with, or as a result of, this Credit Agreement, any other Credit Document or any agreement or instrument contemplated hereby, the transactions contemplated hereby or thereby, any Loan or Letter of Credit or the use of the proceeds thereof. No Indemnitee referred to in subsection (b) above shall be liable for any damages arising from the use by unintended recipients of any information or other materials distributed by it through telecommunications, electronic or other information transmission systems in connection with this Credit Agreement or the other Credit Documents or the transactions contemplated hereby or thereby.

      (e) Payments. All amounts due under this Section shall be payable not
          --------
later than ten (10) Business Days after demand therefor.

      (f) Survival. The agreements in this Section shall survive the resignation
          --------
of the Administrative Agent and the Issuing Lender, the replacement of any Lender, the termination of the Aggregate Commitments and the repayment, satisfaction or discharge of all the other Obligations.

11.6  Amendments, Waivers and Consents.
      --------------------------------

      No amendment or waiver of, or any consent to deviation from, any provision of this Credit Agreement or any other Credit Document shall be effective unless in writing and signed by the Borrower or the applicable Credit Party, as the case may be, and the Required Lenders and acknowledged by the Administrative Agent, and each such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which it is given; provided, however, that:

      (a) unless also consented to in writing by each Lender directly affected thereby, no such amendment, waiver or consent shall:

            (i) extend the final maturity of any Loan or of any reimbursement obligation, or any portion thereof, arising from drawings under Letters of Credit,

            (ii) reduce the rate or extend the time of payment of interest (other than as a result of waiving the applicability of any post-default increase in interest rates) thereon or Fees hereunder,

            (iii) reduce or waive the principal amount of any Loan or of any reimbursement obligation, or any portion thereof, arising from drawings under Letters of Credit,

            (iv) increase the Commitment of a Lender over the amount thereof in effect (it being understood and agreed that a waiver of any Default or Event of Default or mandatory reduction in the Commitments shall not constitute a change in the terms of any Commitment of any Lender),

            (v) except as the result of or in connection with a dissolution, merger or disposition of a member of the Consolidated Group permitted under Section 8.5, release the Borrower or substantially all of the Guarantors from its or their obligations under the Credit Documents,

            (vi) except as the result of or in connection with an Asset Disposition expressly permitted hereunder, release all or substantially all of the collateral,

            (vii) amend, modify or waive any provision of this Section 11.6 or
      Section 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12, 3.15, 3.16, 3.17, 9.1(a),
      11.2, 11.3, 11.5 or 11.10,

            (viii) reduce any percentage specified in, or otherwise modify, the definition of Required Lenders, or

            (ix) consent to the assignment or transfer by the Borrower or all or substantially all of the other Credit Parties of any of its or their rights and obligations under (or in respect of) the Credit Documents except as permitted thereby;

      (b) without the consent of the Administrative Agent, no provision of
Section 10 may be amended; and

      (c) without the consent of the Issuing Lender, no provision of Section 2.2 may be amended.

      Notwithstanding the fact that the consent of all the Lenders is required in certain circumstances as set forth above, (x) each Lender is entitled to vote as such Lender sees fit on any bankruptcy reorganization plan that affects the Loans, and each Lender acknowledges that the provisions of Section 1126(c) of the Bankruptcy Code supersedes the unanimous consent provisions set forth herein and (y) the Required Lenders may consent to allow a Credit Party to use cash collateral in the context of a bankruptcy or insolvency proceeding.

11.7  Payments Set Aside.
      ------------------

      To the extent that any payment by or on behalf of the Borrower is made to the Administrative Agent, the Issuing Lender or any Lender, or the Administrative Agent, the Issuing Lender or any Lender exercises its right of setoff, and such payment or the proceeds of such setoff or any part thereof is subsequently invalidated, declared to be fraudulent or preferential, set aside or required (including pursuant to any settlement entered into by the Administrative Agent, the Issuing Lender or such Lender in its discretion) to be repaid to a trustee, receiver or any other party, in connection with any proceeding under any Debtor Relief Law or otherwise, then (a) to the extent of such recovery, the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such setoff had not occurred, and (b) each Lender and the Issuing Lender severally agrees to pay to the Administrative Agent on demand its applicable share (without duplication) of any amount so recovered from or repaid by the Administrative Agent, plus interest thereon from the date of such demand to the date such payment is made at a rate per annum equal to the Federal Funds Rate from time to time in effect. The obligations of the Lenders and the Issuing Lender under clause (b) of the preceding sentence shall survive the payment in full of the Obligations and the termination of this Credit Agreement.

11.8  Counterparts.
      ------------

      This Credit Agreement may be executed in any number of counterparts, each of which when so executed and delivered shall be an original, but all of which shall constitute one and the same instrument. It shall not be necessary in making proof of this Credit Agreement to produce or account for more than one such counterpart for each of the parties hereto. Delivery by facsimile by any of the parties hereto of an executed counterpart of this Credit Agreement shall be as effective as an original executed counterpart hereof and shall be deemed a representation that an original executed counterpart hereof will be delivered.

11.9  Headings.
      --------

      The headings of the sections and subsections hereof are provided for convenience only and shall not in any way affect the meaning or construction of any provision of this Credit Agreement.

11.10 Survival.
      --------

      All indemnities set forth herein, including in those in Section 2.6(f), 3.11, 3.12, 10.5 and 11.5 shall survive the execution and delivery of this Credit Agreement, the making of the Loans, the issuance of the Letters of Credit, the repayment of the Loans, LOC Obligations and other obligations under the Credit Documents and the termination of the Commitments hereunder, and all representations and warranties made by the Credit Parties herein shall survive delivery of the Notes and the making of the Loans hereunder.

11.11 Replacement of Lenders.
      ----------------------

      If any Lender requests compensation under Section 3.6 or 3.9, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 3.11, or if any Lender is a Defaulting Lender, then the Borrower may, at its sole expense and effort, upon notice to such Lender and the Administrative Agent, require such Lender to assign and delegate, without recourse (in accordance with and subject to the restrictions contained in, and consents required by, Section 11.3), all of its interests, rights and obligations under this Credit Agreement and the related Credit Documents to an assignee that shall assume such obligations (which assignee may be another Lender, if a Lender accepts such assignment), provided that:

      (a) the Borrower shall have paid to the Administrative Agent the assignment fee specified in Section 11.3(b);

      (b) such Lender shall have received payment of an amount equal to the outstanding principal of its Loans and Letter of Credit Advances, accrued interest thereon, accrued fees and all other amounts payable to it hereunder and under the other Credit Documents (including any amounts under Section 3.12) from the assignee (to the extent of such outstanding principal and accrued interest and fees) or the Borrower (in the case of all other amounts);

      (c) in the case of any such assignment resulting from a claim for compensation under Section 3.6 or 3.9 or payments required to be made pursuant to Section 3.11, such assignment will result in a reduction in such compensation or payments thereafter; and

      (d) such assignment does not conflict with applicable Laws.

      A Lender shall not be required to make any such assignment or delegation if, prior thereto, as a result of a waiver by such Lender or otherwise, the circumstances entitling the Borrower to require such assignment and delegation cease to apply.

11.12 Governing Law; Submission to Jurisdiction; Venue.
      ------------------------------------------------

      (a) THIS CREDIT AGREEMENT AND, UNLESS OTHERWISE EXPRESSLY PROVIDED THEREIN, THE OTHER CREDIT DOCUMENTS AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER AND THEREUNDER SHALL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NORTH CAROLINA. Any legal action or proceeding with respect to this Credit Agreement or any other Credit Document may be brought in the State or Federal courts located in Charlotte, North Carolina, and, by execution and delivery of this Credit Agreement, each of the Credit Parties hereby irrevocably accepts for itself and in respect of its property, generally and unconditionally, the nonexclusive jurisdiction of such courts. Each of the Credit Parties further irrevocably consents to the service of process out of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to it at the address set out for notices pursuant to Section 11.1, such service to become effective three (3) days after such mailing. Nothing herein shall affect the right of the Administrative Agent or any Lender to serve process in any other manner permitted by law or to commence legal proceedings or to otherwise proceed against any Credit Party in any other jurisdiction.

      (b) Each of the Credit Parties hereby irrevocably waives any objection which it may now or hereafter have to the laying of venue of any of the aforesaid actions or proceedings arising out of or in connection with this Credit Agreement or any other Credit Document brought in the courts referred to in subsection (a) above and hereby further irrevocably waives and agrees not to plead or claim in any such court that any such action or proceeding brought in any such court has been brought in an inconvenient forum.

      (c) TO THE EXTENT PERMITTED BY LAW, EACH OF THE ADMINISTRATIVE AGENT, THE LENDERS AND EACH OF THE CREDIT PARTIES HEREBY IRREVOCABLY WAIVES ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR RELATING TO THIS CREDIT AGREEMENT, ANY OF THE OTHER CREDIT DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED HEREBY.

11.13 Severability.
      ------------

      If any provision of any of the Credit Documents is determined to be illegal, invalid or unenforceable, such provision shall be fully severable and the remaining provisions shall remain in full force and effect and shall be construed without giving effect to the illegal, invalid or unenforceable provisions.

11.14 Entirety.
      --------

      This Credit Agreement together with the other Credit Documents represent the entire agreement of the parties hereto and thereto, and supersede all prior agreements and understandings, oral or written, if any, including any commitment letters or correspondence relating to the Credit Documents or the transactions contemplated herein and therein.

11.15 Binding Effect; Termination.
      ---------------------------

      (a) This Credit Agreement shall become effective at such time on or after the Closing Date when it shall have been executed by each Credit Party and the Administrative Agent, and the Administrative Agent shall have received copies hereof (telefaxed or otherwise) which, when taken together, bear the signatures of each Lender, and thereafter this Credit Agreement shall be binding upon and inure to the benefit of each Credit Party, the Administrative Agent and each Lender and their respective successors and assigns.

      (b) The term of this Credit Agreement shall be until no Loans, LOC Obligations or any other amounts payable hereunder or under any of the other Credit Documents shall remain outstanding, no Letters of Credit shall be outstanding, all of the Guaranteed Obligations have been irrevocably satisfied in full and all of the Commitments hereunder shall have expired or been terminated.

11.16 Confidentiality.
      ---------------

      Each of the Administrative Agent, the Lenders and the Issuing Lender agrees to maintain the confidentiality of the Information (as defined below), except that Information may be disclosed (a) to its Affiliates and to its and its Affiliates' respective partners, directors, officers, employees, agents, advisors and representatives (it being understood that the Persons to whom such disclosure is made will be informed of the confidential nature of such Information and instructed to keep such Information confidential), (b) to the extent requested by any regulatory authority purporting to have jurisdiction over it (including any self-regulatory authority, such as the National Association of Insurance Commissioners), (c) to the extent required by applicable laws or regulations or by any subpoena or similar legal process, (d) to any other party hereto, (e) in connection with the exercise of any remedies hereunder or under any other Credit Document or any action or proceeding relating to this Credit Agreement or any other Credit Document or the enforcement of rights hereunder or thereunder, (f) subject to an agreement containing provisions substantially the same as those of this Section, to (i) any assignee of or Participant in, or any prospective assignee of or Participant in, any of its rights or obligations under this Credit Agreement or (ii) any actual or prospective counterparty (or its advisors) to any swap or derivative transaction relating to the Borrower and its obligations, (g) with the consent of the Borrower or (h) to the extent such Information (x) becomes publicly available other than as a result of a breach of this Section or (y) becomes available to the Administrative Agent, any Lender, the Issuing Lender or any of their respective Affiliates on a nonconfidential basis from a source other than the Borrower.

      For purposes of this Section, "Information" means all information received from the Borrower or any Subsidiary relating to the Borrower or any Subsidiary or any of their respective businesses, other than any such information that is available to the Administrative Agent, any Lender or the Issuing Lender on a nonconfidential basis prior to disclosure by the Borrower or any Subsidiary, provided that, in the case of information received from the Borrower or any Subsidiary after the date hereof, such information is clearly identified at the time of delivery as confidential. Any Person required to maintain the confidentiality of Information as provided in this Section shall be considered to have complied with its obligation to do so if such Person has exercised the same degree of care to maintain the confidentiality of such Information as such Person would accord to its own confidential information.

11.17 Source of Funds.
      ---------------

      Each of the Lenders hereby represents and warrants to the Borrower that at least one of the following statements is an accurate representation as to the source of funds to be used by such Lender in connection with the financing hereunder:

            (a) no part of such funds constitutes assets allocated to any separate account maintained by such Lender in which any employee benefit plan (or its related trust) has any interest;

            (b) to the extent that any part of such funds constitutes assets allocated to any separate account maintained by such Lender, such Lender has disclosed to the Borrower the name of each employee benefit plan whose assets in such account exceed 10% of the total assets of such account as of the date of such purchase (and, for purposes of this subsection (b), all employee benefit plans maintained by the same employer or employee organization are deemed to be a single plan);

            (c) to the extent that any part of such funds constitutes assets of an insurance company's general account, such insurance company has complied with all of the requirements of the regulations issued under
      Section 401(c)(1)(A) of ERISA; or

            (d) such funds constitute assets of one or more specific benefit plans which such Lender has identified in writing to the Borrower.

As used in this Section 11.17, the terms "employee benefit plan" and "separate account" shall have the respective meanings assigned to such terms in Section 3 of ERISA.

11.18 Conflict.
      --------

      To the extent that there is a conflict or inconsistency between any provision hereof, on the one hand, and any provision of any Credit Document, on the other hand, this Credit Agreement shall control.

11.19 Survival of Representations and Warranties.
      ------------------------------------------

      All representations and warranties made hereunder and in any other Credit Document or other document delivered pursuant hereto or thereto or in connection herewith or therewith shall survive the execution and delivery hereof and thereof. Such representations and warranties have been or will be relied upon by the Administrative Agent and each Lender, regardless of any investigation made by the Administrative Agent or any Lender or on their behalf and notwithstanding that the Administrative Agent or any Lender may have had notice or knowledge of any Default at the time of any Credit Extension, and shall continue in full force and effect as long as any Loan or any other Obligation hereunder shall remain unpaid or unsatisfied or any Letter of Credit shall remain outstanding.

11.20 Interest Rate Limitation.
      ------------------------

Notwithstanding anything to the contrary contained in any Credit Document, the interest paid or agreed to be paid under the Credit Documents shall not exceed the maximum rate of non-usurious interest permitted by applicable Law (the "Maximum Rate"). If the Administrative Agent or any Lender shall receive interest in an amount that exceeds the Maximum Rate, the excess interest shall be applied to the principal of the Loans or, if it exceeds such unpaid principal, refunded to the Borrower. In determining whether the interest contracted for, charged, or received by the Administrative Agent or a Lender exceeds the Maximum Rate, such Person may, to the extent permitted by applicable Law, (a) characterize any payment that is not principal as an expense, fee, or premium rather than interest, (b) exclude voluntary prepayments and the effects thereof, and (c) amortize, prorate, allocate, and spread in equal or unequal parts the total amount of interest throughout the contemplated term of the Obligations hereunder.

11.21 USA PATRIOT Act Notice.
      ----------------------

      Each Lender that is subject to the Act (as hereinafter defined) and the Administrative Agent (for itself and not on behalf of any Lender) hereby notifies the Borrower that pursuant to the requirements of the USA Patriot Act (Title III of Pub. L. 107-56 (signed into law October 26, 2001)) (the "Act"), it is required to obtain, verify and record information that identifies the Borrower, which information includes the name and address of the Borrower and other information that will allow such Lender or the Administrative Agent, as applicable, to identify such Borrower in accordance with the Act.

                           [Signature Page to Follow]

                                CREDIT AGREEMENT

      IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Credit Agreement to be duly executed and delivered as of the date first above written.

BORROWER:                     REHABCARE GROUP, INC.,
--------
                              a Delaware Corporation

                              By:/s/ John H. Short
                                 ---------------------------
                              Name:  John H. Short
                              Title: Chief Executive Officer


GUARANTORS:                   AMERICAN VITALCARE, INC.,
----------
                              a California corporation

                              By:/s/ Vincent L. Germanese
                                 ---------------------------
                              Name:  Vincent L. Germanese
                              Title: Senior Vice President and
                                     Chief Financial Officer

                              MANAGED ALTERNATIVE CARE, INC.,
                              a California corporation

                              By:/s/ Vincent L. Germanese
                                 ---------------------------
                              Name:  Vincent L. Germanese
                              Title: Senior Vice President and
                                     Chief Financial Officer

                              PHASE 2 CONSULTING, INC.,
                              a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                 ---------------------------
                              Name:  Vincent L. Germanese
                              Title: Senior Vice President and
                                     Chief Financial Officer

                              REHABCARE GROUP OF CALIFORNIA, INC.,
                              a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                 ---------------------------
                              Name:  Vincent L. Germanese
                              Title: Senior Vice President and
                                     Chief Financial Officer

                              REHABCARE GROUP EAST, INC.,
                              a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                 ---------------------------
                              Name:  Vincent L. Germanese
                              Title: Senior Vice President and
                                     Chief Financial Officer

                              REHABCARE GROUP MANAGEMENT SERVICES, INC., a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                 ---------------------------
                              Name:  Vincent L. Germanese
                              Title: Senior Vice President and
                                     Chief Financial Officer

                              REHABCARE GROUP OF TEXAS, L.P.,
                              a Texas limited partnership

                              By:RehabCare Group, Inc.,
                                 a Delaware corporation, as its General Partner

                                 By:/s/ John H. Short
                                    ---------------------------
                                 Name:  John H. Short
                                 Title: Chief Executive Officer

                              REHABCARE GROUP OF VIRGINIA LLC,
                              a Virginia limited liability company

                              By:RehabCare Group East, Inc.,
                                 a Delaware corporation, as its Managing Member

                                 By:/s/ Vincent L. Germanese
                                    ---------------------------
                                 Name:  Vincent L. Germanese
                                 Title: Senior Vice President and
                                        Chief Financial Officer

                              REHABCARE SANTA MONICA, INC.,
                              a Delaware corporation

                              By:/s/ Jeff A. Zadoks
                                 ---------------------------
                              Name:  Jeff A. Zadoks
                              Title: Treasurer

                              REHABCARE TEXAS HOLDINGS, INC.,
                              a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                    ---------------------------
                              Name:  Vincent L. Germanese
                              Title: Senior Vice President and
                                     Chief Financial Officer


                              RHB, LLC,
                              a California limited liability company

                              By:/s/ Vincent L. Germanese
                                 ---------------------------
                              Name:  Vincent L. Germanese
                              Title: Manager


                              SALT LAKE PHYSICAL THERAPY ASSOCIATES, INC., a Utah corporation

                              By:/s/ Vincent L. Germanese
                                 ---------------------------
                              Name:  Vincent L. Germanese
                              Title: Senior Vice President and
                                     Chief Financial Officer

                              STARMED MANAGEMENT, Inc.,
                              a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                 ---------------------------
                              Name:  Vincent L. Germanese
                              Title: Senior Vice President

ADMINISTRATIVE AGENT:         BANK OF AMERICA, N.A.,
--------------------
                              as Administrative Agent

                              By:/s/ David A. Johanson
                                 ---------------------------
                              Name:  David A. Johanson
                              Title: Vice President

LENDERS:                      BANK OF AMERICA, N.A.
-------


                              By:/s/ Gregory Mojica
                                 ---------------------------
                              Name:  Gregory Mojica
                              Title: Senior Vice President

                              US BANK NATIONAL ASSOCIATION


                              By:/s/ Christian E. Stein III
                                 --------------------------
                              Name:  Christian E. Stein III
                              Title: Vice President

                              HARRIS TRUST AND SAVINGS BANK


                              By:/s/ Gloria Compean-Endicott
                                 ---------------------------
                              Name:  Gloria Compean-Endicott
                              Title: Managing Director

                              SUNTRUST BANK

                              By:/s/ William D. Priester
                                 ---------------------------
                              Name:  William D. Priester
                              Title: Director

                              NATIONAL CITY BANK

                              By:/s/ Joseph L. Sooter, Jr.
                                 ---------------------------
                              Name:  Joseph L. Sooter, Jr.
                              Title: Vice President

                              COMERICA BANK

                              By:/s/ Colleen M. Murphy
                                 ---------------------------
                              Name:  Colleen M. Murphy
                              Title: Vice President

                                                                    EXHIBIT 10.2
                                PLEDGE AGREEMENT


      THIS PLEDGE AGREEMENT (this "Pledge Agreement"), dated as of October 12, 2004, is by and among the parties identified as "Pledgors" on the signature pages hereto and such other parties as may become Pledgors hereunder after the date hereof (individually a "Pledgor", and collectively the "Pledgors") and BANK OF AMERICA, N.A., as Administrative Agent.


                               W I T N E S S E T H

      WHEREAS, credit facilities have been established in favor of RehabCare Group, Inc., a Delaware corporation (the "Borrower"), pursuant to that credit agreement, dated as of August 29, 2000 (as amended, modified and supplemented, the "Existing Credit Agreement"), among the Borrower, the subsidiaries and affiliates of the Borrower identified therein, as guarantors, the lenders identified therein and Bank of America, N.A., as administrative agent;

      WHEREAS, the Borrower has requested certain modifications to the existing credit facilities, including, among other things, provision of a replacement five-year revolving credit facility;

      WHEREAS, the Lenders have agreed to make the requested modifications to the existing credit facilities pursuant to the terms of the Amended and Restated Credit Agreement, dated as of the date hereof (as amended, modified and supplemented, the "Credit Agreement"), by and among the Borrower, the Guarantors, the Lenders and the Collateral Agent; and

      WHEREAS, this Pledge Agreement is given in amendment to, restatement of and substitution for the pledge agreement provided in the Existing Credit Agreement.

      NOW, THEREFORE, in consideration of these premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

      1. Definitions and Interpretive Provisions.
      -------------------------------------------

      (a) Definitions. Capitalized terms used and not otherwise defined herein
          -----------
shall have the meanings provided in the Credit Agreement. In addition, the following terms, which are defined in the UCC as in effect in the State of North Carolina on the date hereof, are used herein as so defined: Accession, Financial Asset, Proceeds and Security. As used herein:

            "Pledge Agreement" has the meaning provided in the recitals hereto,
             ----------------
      as the same may be amended and modified from time to time.

            "Pledged Collateral" has the meaning provided in Section 2 hereof.
             ------------------

            "Pledged Shares" has the meaning provided in Section 2 hereof.
             --------------

            "Pledgors" has the meaning provided in the recitals hereto, together
             --------
      with their respective successors and assigns.

            "Secured Obligations" means, without duplication, (a) all advances
             -------------------
      to, and debts, liabilities, obligations, covenants and duties of, any Credit Party arising under any Credit Document or otherwise with respect to any Loan or Letter of Credit, whether direct or indirect (including those acquired by assumption), absolute or contingent, due or to become due, now existing or hereafter arising and including interest and fees that accrue after the commencement by or against any Credit Party or any Affiliate thereof of any proceeding under any Debtor Relief Laws naming such Person as the debtor in such proceeding, regardless of whether such interest and fees are allowed claims in such proceeding, (b) all obligations under any Hedging Agreement between any Credit Party and any Lender or Affiliate of a Lender to the extent permitted under the Credit Agreement, (c) all obligations under any Treasury Management Agreement between any Credit Party and any Lender or Affiliate of a Lender and (d) all costs and expenses incurred in connection with enforcement and collection of the Secured Obligations, including reasonable attorneys' fees and disbursements.

            "Securities Act" means the Securities Act of 1933, as amended.
             --------------

            "UCC" means the Uniform Commercial Code.
             ---

      (b) Interpretive Provisions, etc. Each of the terms and provisions of
          ----------------------------
Sections 1.3, 1.6 and 1.7 of the Credit Agreement (in each case as the same may be amended or modified as provided therein) are incorporated herein by reference to the same extent and with the same effect as if fully set forth herein.

      2. Pledge and Grant of Security Interest. To secure the prompt payment and
         -------------------------------------
performance in full when due, whether by lapse of time, acceleration, mandatory prepayment or otherwise, of the Secured Obligations, each Pledgor hereby grants, pledges and assigns to the Administrative Agent, for the benefit of the holders of the Secured Obligations, a continuing security interest in, and a right to set-off against, any and all right, title and interest of such Pledgor in and to the following, whether now owned or existing or owned, acquired, or arising hereafter (collectively, the "Pledged Collateral"):

      (a) Pledged Shares. (i) 100% (or, if less, the full amount owned by such
          --------------
Pledgor) of the issued and outstanding Capital Stock owned by such Pledgor of each Domestic Subsidiary set forth on Schedule 2(a) attached hereto and (ii) 65% (or, if less, the full amount owned by such Pledgor) of the issued and outstanding shares of Capital Stock entitled to vote (within the meaning of Treas. Reg. Section 1.956-2(c)(2)) ("Voting Equity") and 100% (or, if less, the full amount owned by such Pledgor) of the issued and outstanding Capital Stock not entitled to vote (within the meaning of Treas. Reg. Section 1.956-2(c)(2)) ("Non-Voting Equity") owned by such Pledgor of each Foreign Subsidiary set forth on Schedule 2(a) attached hereto, in each case together with the certificates (or other agreements or instruments), if any, representing such Capital Stock, and all options and other rights, contractual or otherwise, with respect thereto (collectively, together with the Capital Stock described in Section 2(b) and 2(c) below, the "Pledged Shares"), including the following:

                  (A) all shares, securities, membership interests or other
            equity interests representing a dividend on any of the Pledged Shares, or representing a distribution or return of capital upon or in respect of the Pledged Shares, or resulting from a stock split, revision, reclassification or other exchange therefor, and any subscriptions, warrants, rights or options issued to the holder of, or otherwise in respect of, the Pledged Shares; and

                  (B) without affecting the obligations of the Pledgors under any provision prohibiting such action hereunder or under the Credit Agreement, in the event of any consolidation or merger involving the issuer of any Pledged Shares and in which such issuer is not the surviving entity, all Capital Stock of the successor entity formed by or resulting from such consolidation or merger.

      (b) Additional Shares. (i) 100% (or, if less, the full amount owned by
          -----------------
such Pledgor) of the issued and outstanding Capital Stock owned by such Pledgor of any Person that hereafter becomes a Domestic Subsidiary and (ii) 65% (or, if less, the full amount owned by such Pledgor) of the Voting Equity and 100% (or, if less, the full amount owned by such Pledgor) of the Non-Voting Equity owned by such Pledgor of any Person that hereafter becomes a Foreign Subsidiary, including the certificates (or other agreements or instruments) representing such Capital Stock.

      (c) Accessions and Proceeds. All Accessions and all Proceeds of any and
          -----------------------
all of the foregoing.

      Without limiting the generality of the foregoing, it is hereby specifically understood and agreed that a Pledgor may from time to time hereafter deliver additional Capital Stock to the Administrative Agent as collateral security for the Secured Obligations. Upon delivery to the Administrative Agent, such additional Capital Stock shall be deemed to be part of the Pledged Collateral of such Pledgor and shall be subject to the terms of this Pledge Agreement whether or not Schedule 2(a) is amended to refer to such additional Capital Stock.

      3. Security for Secured Obligations. The security interest created hereby
         --------------------------------
in the Pledged Collateral of each Pledgor constitutes continuing collateral security for all of the Secured Obligations.

      4. Delivery of the Pledged Collateral. Each Pledgor hereby agrees that:
         ----------------------------------

      (a) Such Pledgor shall deliver to the Administrative Agent (i) simultaneously with or prior to the execution and delivery of this Pledge Agreement, all certificates representing the Pledged Shares of such Pledgor and
(ii) promptly upon the receipt thereof by or on behalf of a Pledgor, all other certificates and instruments constituting Pledged Collateral of a Pledgor. Prior to delivery to the Administrative Agent, all such certificates and instruments constituting Pledged Collateral of a Pledgor shall be held in trust by such Pledgor for the benefit of the Administrative Agent pursuant hereto. All such certificates shall be delivered in suitable form for transfer by delivery or shall be accompanied by duly executed instruments of transfer or assignment in blank, substantially in the form provided in Exhibit 4(a) attached hereto.

      (b) Additional Securities. If such Pledgor shall receive by virtue of its
          ---------------------
being or having been the owner of any Pledged Collateral, any (i) certificate, including any certificate representing a dividend or distribution in connection with any increase or reduction of capital, reclassification, merger, consolidation, sale of assets, combination of shares or other equity interests, stock splits, spin-off or split-off, promissory notes or other instruments; (ii) option or right, whether as an addition to, substitution for, or an exchange for, any Pledged Collateral or otherwise; (iii) dividends payable in securities; or (iv) distributions of securities in connection with a partial or total liquidation, dissolution or reduction of capital, capital surplus or paid-in surplus, then such Pledgor shall receive such certificate, instrument, option, right or distribution in trust for the benefit of the Administrative Agent, shall segregate it from such Pledgor's other property and shall deliver it forthwith to the Administrative Agent in the exact form received together with any necessary endorsement and/or appropriate stock power duly executed in blank, substantially in the form provided in Exhibit 4(a), to be held by the Administrative Agent as Pledged Collateral and as further collateral security for the Secured Obligations.

      (c) Financing Statements. Each Pledgor authorizes the Administrative Agent
          --------------------
to prepare and file such UCC or other applicable financing statements as may be reasonably requested by the Administrative Agent in order to perfect and protect the security interest created hereby in the Pledged Collateral of such Pledgor.

      5. Representations and Warranties. Each Pledgor hereby represents and
         ------------------------------
warrants to the Administrative Agent, for the benefit of the holders of the Secured Obligations, that so long as any of the Secured Obligations remains outstanding and until all of the commitments relating thereto have been terminated:

      (a) Authorization of Pledged Shares. The Pledged Shares are duly
          -------------------------------
authorized and validly issued, are fully paid and nonassessable and are not subject to the preemptive rights of any Person.

      (b) Title. Each Pledgor has good and indefeasible title to the Pledged
          -----
Collateral of such Pledgor and will at all times be the legal and beneficial owner of such Pledged Collateral free and clear of any Lien, other than Permitted Liens. There exists no "adverse claim" within the meaning of Section 8-102 of the UCC with respect to the Pledged Shares of such Pledgor.

      (c) Exercising of Rights. The exercise by the Administrative Agent of its
          --------------------
rights and remedies hereunder will not violate any law or governmental regulation or any material contractual restriction binding on or affecting a Pledgor or any of its property.

      (d) Pledgor's Authority. No authorization, approval or action by, and no
          -------------------
notice or filing with any Governmental Authority or with the issuer of any Pledged Shares is required either (i) for the pledge made by a Pledgor or for the granting of the security interest by a Pledgor pursuant to this Pledge Agreement (except as have been already obtained or made) or (ii) for the exercise by the Administrative Agent or the holders of the Secured Obligations of their rights and remedies hereunder (except as may be required by laws affecting the offering and sale of securities).

      (e) Security Interest/Priority. This Pledge Agreement creates a valid
          --------------------------
security interest in favor of the Administrative Agent for the benefit of the holders of the Secured Obligations, in the Pledged Collateral. The delivery to the Administrative Agent of certificates evidencing the Pledged Collateral, together with duly executed stock powers in respect thereof, will perfect and establish the first priority of the Administrative Agent's security interest in any certificated Pledged Collateral that constitutes a Security. The filing of appropriate UCC financing statements in the appropriate filing offices in the jurisdiction of organization of the applicable Pledgor or obtaining "control" over such interests in accordance with the provisions of Section 8-106 of the UCC will perfect and establish the first priority of the Administrative Agent's security interest in any uncertificated Pledged Collateral that constitutes a Security. The filing of appropriate UCC financing statements in the appropriate filing offices in the jurisdiction of organization of the applicable Pledgor will perfect and establish the first priority of the Administrative Agent's security interest in any Pledged Collateral that does not constitute a Security. Except as set forth in this subsection (e), no action is necessary to perfect the security interests granted by the Pledgors under this Pledge Agreement.

      (f) Partnership and Membership Interests. Except as previously disclosed
          ------------------------------------
to the Administrative Agent, none of the Pledged Shares consisting of partnership or limited liability company interests (i) is dealt in or traded on a securities exchange or in a securities market, (ii) by its terms expressly provides that it is a security governed by Article 8 of the UCC, (iii) is an investment company security, (iv) is held in a securities account or (v) constitutes a Security or a Financial Asset.

      (g) No Other Interests. No Pledgor owns any Capital Stock in any
          ------------------
Subsidiary other than as set forth on Schedule 2(a) attached hereto.

      6. Covenants. Each Pledgor hereby covenants, that so long as any of the
         ---------
Secured Obligations remains outstanding and until all of the commitments relating thereto have been terminated, such Pledgor shall:

      (a) Defense of Title. Warrant and defend title to and ownership of the
          ----------------
Pledged Collateral of such Pledgor at its own expense against the claims and demands of all other parties claiming an interest therein, keep the Pledged Collateral free from all Liens, except for Permitted Liens, and not sell, exchange, transfer, assign, lease or otherwise dispose of Pledged Collateral of such Pledgor or any interest therein, except as permitted under the Credit Agreement and the other Credit Documents.

      (b) Further Assurances. Promptly authorize or execute and deliver at its
          ------------------
expense all further instruments and documents and take all further action that may be necessary and desirable or that the Administrative Agent may reasonably request in order to (i) perfect and protect the security interest created hereby in the Pledged Collateral of such Pledgor (including any and all action necessary to satisfy the Administrative Agent that the Administrative Agent has obtained a first priority perfected security interest in all Pledged Collateral); (ii) enable the Administrative Agent to exercise and enforce its rights and remedies hereunder in respect of the Pledged Collateral of such Pledgor; and (iii) otherwise effect the purposes of this Pledge Agreement, including and if requested by the Administrative Agent, delivering to the Administrative Agent irrevocable proxies in respect of the Pledged Collateral of such Pledgor.

      (c) Amendments. Not make or consent to any amendment or other modification
          ----------
or waiver with respect to any of the Pledged Collateral of such Pledgor or enter into any agreement or allow to exist any restriction with respect to any of the Pledged Collateral of such Pledgor other than pursuant hereto or as may be permitted under the Credit Agreement.

      (d) Compliance with Securities Laws. File all reports and other
          -------------------------------
information now or hereafter required to be filed by such Pledgor with the United States Securities and Exchange Commission and any other state, federal or foreign agency in connection with the ownership of the Pledged Collateral of such Pledgor.

      (e) Issuance or Acquisition of Capital Stock. Not, without executing and
          ----------------------------------------
delivering, or causing to be executed and delivered, to the Administrative Agent such agreements, documents and instruments as the Administrative Agent may require, issue or acquire any Capital Stock consisting of an interest in a partnership or a limited liability company that (i) is dealt in or traded on a securities exchange or in a securities market, (ii) by its terms expressly provides that it is a security governed by Article 8 of the UCC, (iii) is an investment company security, (iv) is held in a securities account or (v) constitutes a Security or a Financial Asset.

      7. Advances and Performance by Holders of the Secured Obligations. On
         --------------------------------------------------------------
failure of any Pledgor to perform any of the covenants and agreements contained herein, the Administrative Agent may, at its sole option and in its sole discretion, perform the same and in so doing may expend such sums as the Administrative Agent may reasonably deem advisable in the performance thereof, including the payment of any insurance premiums, the payment of any taxes, a payment to obtain a release of a Lien or potential Lien, expenditures made in defending against any adverse claim and all other expenditures that the Administrative Agent or the holders of the Secured Obligations may make for the protection of the security hereof or may be compelled to make by operation of law. All such sums and amounts so expended shall be repayable by the Pledgors on a joint and several basis (subject to Section 26 hereof) promptly upon timely notice thereof and demand therefor, shall constitute additional Secured Obligations and shall bear interest from the date said amounts are expended at the Default Rate for Revolving Loans that are Base Rate Loans. No such performance of any covenant or agreement by the Administrative Agent or the holders of the Secured Obligations on behalf of any Pledgor, and no such advance or expenditure therefor, shall relieve the Pledgors of any default under the terms of this Pledge Agreement, the other Credit Documents or any other documents relating to the Secured Obligations. The holders of the Secured Obligations may make any payment hereby authorized in accordance with any bill, statement or estimate procured from the appropriate public office or holder of the claim to be discharged without inquiry into the accuracy of such bill, statement or estimate or into the validity of any tax assessment, sale, forfeiture, tax lien, title or claim except to the extent such payment is being contested in good faith by a Pledgor in appropriate proceedings and against which adequate reserves are being maintained in accordance with GAAP.

      8. Remedies.
         --------

      (a) General Remedies. Upon the occurrence of an Event of Default and
          ----------------
during the continuation thereof, the Administrative Agent and the holders of the Secured Obligations shall have, in addition to the rights and remedies provided herein, in the Credit Documents, in any other documents relating to the Secured Obligations, or by law (including levy of attachment and garnishment), the rights and remedies of a secured party under the UCC of the jurisdiction applicable to the affected Pledged Collateral.

      (b) Sale of Pledged Collateral. Upon the occurrence of an Event of Default
          --------------------------
and during the continuation thereof, without limiting the generality of this
Section 8 and without notice, the Administrative Agent may, in its sole discretion, sell or otherwise dispose of or realize upon the Pledged Collateral, or any part thereof, in one or more parcels, at public or private sale, at any exchange or broker's board or elsewhere, at such price or prices and on such other terms as the Administrative Agent may deem commercially reasonable, for cash, credit or for future delivery or otherwise in accordance with applicable law. To the extent permitted by law, any holder of the Secured Obligations may in such event, bid for the purchase of such securities. Each Pledgor agrees that, to the extent notice of sale shall be required by law and has not been waived by such Pledgor, any requirement of reasonable notice shall be met if notice, specifying the place of any public sale or the time after which any private sale is to be made, is personally served on or mailed, postage prepaid, to such Pledgor, in accordance with the notice provisions of Section 11.1 of the Credit Agreement at least ten days before the time of such sale. The Administrative Agent shall not be obligated to make any sale of Pledged Collateral of such Pledgor regardless of notice of sale having been given. The Administrative Agent may adjourn any public or private sale from time to time by announcement at the time and place fixed therefor, and such sale may, without further notice, be made at the time and place to which it was so adjourned.

      (c) Private Sale. Upon the occurrence of an Event of Default and during
          ------------
the continuation thereof, the Pledgors recognize that the Administrative Agent may deem it impracticable to effect a public sale of all or any part of the Pledged Shares or any of the securities constituting Pledged Collateral and that the Administrative Agent may, therefore, determine to make one or more private sales of any such Pledged Collateral to a restricted group of purchasers who will be obligated to agree, among other things, to acquire such Pledged Collateral for their own account, for investment and not with a view to the distribution or resale thereof. Each Pledgor acknowledges that any such private sale may be at prices and on terms less favorable to the seller than the prices and other terms that might have been obtained at a public sale and, notwithstanding the foregoing, agrees that such private sale shall be deemed to have been made in a commercially reasonable manner and that the Administrative Agent shall have no obligation to delay sale of any such Pledged Collateral for the period of time necessary to permit the issuer of such Pledged Collateral to register such Pledged Collateral for public sale under the Securities Act. Each Pledgor further acknowledges and agrees that any offer to sell such Pledged Collateral that has been (i) publicly advertised on a bona fide basis in a newspaper or other publication of general circulation in the financial community of New York, New York (to the extent that such offer may be advertised without prior registration under the Securities Act), or (ii) made privately in the manner described above shall be deemed to involve a "public sale" under the UCC, notwithstanding that such sale may not constitute a "public offering" under the Securities Act, and the Administrative Agent may, in such event, bid for the purchase of such Pledged Collateral.

      (d) Retention of Pledged Collateral. To the extent permitted under
          -------------------------------
applicable law, in addition to the rights and remedies hereunder, upon the occurrence of an Event of Default, the Administrative Agent may, after providing the notices required by Sections 9-620 and 9-621 of the UCC or otherwise complying with the requirements of applicable law of the relevant jurisdiction, accept or retain all or any portion of the Pledged Collateral in satisfaction of the Secured Obligations. Unless and until the Administrative Agent shall have provided such notices, however, the Administrative Agent shall not be deemed to have accepted or retained any Pledged Collateral in satisfaction of any Secured Obligations for any reason.

      (e) Deficiency. In the event that the proceeds of any sale, collection or
          ----------
realization are insufficient to pay all amounts to which the Administrative Agent or the holders of the Secured Obligations are legally entitled, the Pledgors shall be jointly and severally liable for the deficiency (subject to Section 26 hereof), together with interest thereon at the Default Rate for Revolving Loans that are Base Rate Loans, together with reasonable costs of collection and reasonable attorneys' fees and disbursements. Any surplus remaining after the full payment and satisfaction of the Secured Obligations shall be returned to the Pledgors or to whomsoever a court of competent jurisdiction shall determine to be entitled thereto.

      9. Rights of the Administrative Agent.
         ----------------------------------

      (a) Power of Attorney. In addition to other powers of attorney contained
          -----------------
herein, each Pledgor hereby designates and appoints the Administrative Agent, on behalf of the holders of the Secured Obligations, and each of its designees or agents, as attorney-in-fact of such Pledgor, irrevocably and with power of substitution, with authority to take any or all of the following actions upon the occurrence and during the continuation of an Event of Default:

            (i) to demand, collect, settle, compromise and adjust, and give discharges and releases concerning the Pledged Collateral, all as the Administrative Agent may reasonably deem appropriate;

            (ii) to commence and prosecute any actions at any court for the purposes of collecting any of the Pledged Collateral and enforcing any other right in respect thereof;

            (iii) to defend, settle or compromise any action brought and, in connection therewith, give such discharge or release as the Administrative Agent may reasonably deem appropriate;

            (iv) to pay or discharge taxes, liens, security interests or other encumbrances levied or placed on or threatened against the Pledged Collateral;

            (v) to direct any parties liable for any payment in connection with any of the Pledged Collateral to make payment of any and all monies due and to become due thereunder directly to the Administrative Agent or as the Administrative Agent shall direct;

            (vi) to receive payment of and receipt for any and all monies, claims, and other amounts due and to become due at any time in respect of or arising out of any Pledged Collateral;

            (vii) to sign and endorse any drafts, assignments, proxies, stock powers, verifications, notices and other documents relating to the Pledged Collateral;

            (viii) to authorize or to execute and deliver all assignments, conveyances, statements, financing statements, renewal financing statements, security and pledge agreements, affidavits, notices and other agreements, instruments and documents that the Administrative Agent may reasonably deem appropriate in order to perfect and maintain the security interests and liens granted in this Pledge Agreement and in order to fully consummate all of the transactions contemplated therein;

            (ix) to exchange any of the Pledged Collateral or other property upon any merger, consolidation, reorganization, recapitalization or other readjustment of the issuer thereof and, in connection therewith, deposit any of the Pledged Collateral with any committee, depository, transfer agent, registrar or other designated agency upon such terms as the Administrative Agent may reasonably deem appropriate;

            (x) to vote for a shareholder resolution, or to sign an instrument in writing, sanctioning the transfer of any or all of the Pledged Collateral into the name of the Administrative Agent or one or more of the holders of the Secured Obligations or into the name of any transferee to whom the Pledged Collateral or any part thereof may be sold pursuant to
      Section 8 hereof; and

            (xi) to do and perform all such other acts and things as the Administrative Agent may reasonably deem appropriate or convenient in connection with the Pledged Collateral.

            This power of attorney is a power coupled with an interest and shall be irrevocable for so long as any of the Secured Obligations shall remain outstanding and until all of the commitments relating thereto shall have been terminated. The Administrative Agent shall be under no duty to exercise or withhold the exercise of any of the rights, powers, privileges and options expressly or implicitly granted to the Administrative Agent in this Pledge Agreement, and shall not be liable for any failure to do so or any delay in doing so. The Administrative Agent shall not be liable for any act or omission or for any error of judgment or any mistake of fact or law in its individual capacity or its capacity as attorney-in-fact except acts or omissions resulting from its gross negligence or willful misconduct. This power of attorney is conferred on the Administrative Agent solely to protect, preserve and realize upon its security interest in the Pledged Collateral.

      (b) Assignment by the Administrative Agent. The Administrative Agent may
          --------------------------------------
from time to time assign the Secured Obligations and any portion thereof and/or the Pledged Collateral and any portion thereof in connection with its resignation as Administrative Agent pursuant to Section 10 of the Credit Agreement, and the assignee shall be entitled to all of the rights and remedies of the Administrative Agent under this Pledge Agreement in relation thereto.

      (c) The Administrative Agent's Duty of Care. Other than the exercise of
          ---------------------------------------
reasonable care to assure the safe custody of the Pledged Collateral while being held by the Administrative Agent hereunder, the Administrative Agent shall have no duty or liability to preserve rights pertaining thereto, it being understood and agreed that the Pledgors shall be responsible for preservation of all rights in the Pledged Collateral, and the Administrative Agent shall be relieved of all responsibility for the Pledged Collateral upon surrendering it or tendering the surrender of it to the Pledgors. The Administrative Agent shall be deemed to have exercised reasonable care in the custody and preservation of the Pledged Collateral in its possession if such Pledged Collateral is accorded treatment substantially equal to that which the Administrative Agent accords its own property, which shall be no less than the treatment employed by a reasonable and prudent agent in the industry, it being understood that the Administrative Agent shall not have responsibility for (i) ascertaining or taking action with respect to calls, conversions, exchanges, maturities, tenders or other matters relating to any Pledged Collateral, whether or not the Administrative Agent has or is deemed to have knowledge of such matters, or (ii) taking any necessary steps to preserve rights against any parties with respect to any of the Pledged Collateral.

      (d) Voting Rights in Respect of the Pledged Collateral.
          --------------------------------------------------

            (i) So long as no Event of Default shall have occurred and be continuing, to the extent permitted by law, each Pledgor may exercise any and all voting and other consensual rights pertaining to the Pledged Collateral of such Pledgor or any part thereof for any purpose not inconsistent with the terms of this Pledge Agreement or the Credit Agreement; and

            (ii) Upon the occurrence and during the continuance of an Event of Default and following the Administrative Agent's delivery to such Pledgor of notice of its intent to exercise such rights, all rights of a Pledgor to exercise the voting and other consensual rights that it would otherwise be entitled to exercise pursuant to clause (i) of this subsection shall cease and all such rights shall thereupon become vested in the Administrative Agent, which shall then have the sole right to exercise such voting and other consensual rights.

      (e) Dividend Rights in Respect of the Pledged Collateral.
          ----------------------------------------------------

            (i) So long as no Event of Default shall have occurred and be continuing and subject to Section 4(b) hereof, each Pledgor may receive and retain any and all dividends (other than stock dividends and other dividends constituting Pledged Collateral addressed herein) or interest paid in respect of the Pledged Collateral to the extent they are allowed under the Credit Agreement.

            (ii) Upon the occurrence and during the continuance of an Event of
      Default:

                  (A) all rights of a Pledgor to receive the dividends and
            interest payments that it would otherwise be authorized to receive and retain pursuant to clause (i) of this subsection shall cease and all such rights shall thereupon be vested in the Administrative Agent, which shall then have the sole right to receive and hold as Pledged Collateral such dividends and interest payments; and

                  (B) all dividends and interest payments that are received by a
            Pledgor contrary to the provisions of clause (A) of this subsection shall be received in trust for the benefit of the Administrative Agent, shall be segregated from other property or funds of such Pledgor, and shall be forthwith paid over to the Administrative Agent as Pledged Collateral in the exact form received, to be held by the Administrative Agent as Pledged Collateral and as further collateral security for the Secured Obligations.

      10. Rights of Required Lenders. All rights of the Administrative Agent
          --------------------------
hereunder, if not exercised by the Administrative Agent, may be exercised by the Required Lenders.

      11. Application of Proceeds. Upon the occurrence and during the
          -----------------------
continuation of an Event of Default, any payments in respect of the Secured Obligations and any proceeds of the Pledged Collateral, when received by the Administrative Agent or any of the holders of the Secured Obligations in cash or its equivalent, will be applied in reduction of the Secured Obligations in the order set forth in the Credit Agreement or other document relating to the Secured Obligations, and each Pledgor irrevocably waives the right to direct the application of such payments and proceeds and acknowledges and agrees that the Administrative Agent shall have the continuing and exclusive right to apply and reapply any and all such payments and proceeds in the Administrative Agent's sole discretion, notwithstanding any entry to the contrary upon any of its books and records.

      12. Release of Pledged Collateral. Upon request, the Administrative Agent
          -----------------------------
shall promptly deliver to the Borrower (at the Borrower's expense) appropriate release documentation to the extent the release of Pledged Collateral is permitted under, and on the terms and conditions set forth in, the Credit Agreement; provided that any such release, or the substitution of any of the Pledged Collateral for other Collateral, will not alter, vary or diminish in any way the force, effect, lien, pledge or security interest of this Pledge Agreement as to any and all Pledged Collateral not expressly released or substituted, and this Pledge Agreement shall continue as a first priority lien (subject to Permitted Liens) on any and all Pledged Collateral not expressly released or substituted.

      13. Costs and Expenses. At all times hereafter, whether or not upon the
          ------------------
occurrence of an Event of Default, the Pledgors agree to promptly pay upon demand any and all reasonable costs and expenses (including reasonable attorneys' fees and disbursements) of the Administrative Agent and the holders of the Secured Obligations (a) as required under Section 11.5 of the Credit Agreement and (b) as necessary to protect the Pledged Collateral or to exercise any rights or remedies under this Pledge Agreement or with respect to any of the Pledged Collateral. All of the foregoing costs and expenses shall constitute Secured Obligations hereunder.

      14. Continuing Agreement.
          --------------------

      (a) This Pledge Agreement shall be a continuing agreement in every respect and shall remain in full force and effect so long as any of the Secured Obligations remains outstanding and until all of the commitments relating thereto have been terminated (other than any obligations with respect to the indemnities and the representations and warranties set forth in the Credit Documents). Upon such payment and termination, this Pledge Agreement shall be automatically terminated and the Administrative Agent and the holders of the Secured Obligations shall, upon the request and at the expense of the Pledgors, forthwith release all of its liens and security interests hereunder and shall authorize or execute and deliver all UCC termination statements and/or other documents reasonably requested by the Pledgors evidencing such termination. Notwithstanding the foregoing, all releases and indemnities provided hereunder shall survive termination of this Pledge Agreement.

      (b) This Pledge Agreement shall continue to be effective or be automatically reinstated, as the case may be, if at any time payment, in whole or in part, of any of the Secured Obligations is rescinded or must otherwise be restored or returned by the Administrative Agent or any holder of the Secured Obligations as a preference, fraudulent conveyance or otherwise under any bankruptcy, insolvency or similar law, all as though such payment had not been made; provided that in the event payment of all or any part of the Secured Obligations is rescinded or must be restored or returned, all reasonable costs and expenses (including reasonable attorneys' fees and disbursements) incurred by the Administrative Agent or any holder of the Secured Obligations in defending and enforcing such reinstatement shall be deemed to be included as a part of the Secured Obligations.

      15. Amendments and Waivers. This Pledge Agreement and the provisions
          ----------------------
hereof may not be amended, waived, modified, changed, discharged or terminated except by written agreement of (a) the Pledgors and (b) the Administrative Agent (with the consent or at the direction of the requisite Lenders under the Credit Agreement).

      16. Successors in Interest. This Pledge Agreement shall create a
          ----------------------
continuing security interest in the Collateral and shall be binding upon each Pledgor, its successors and assigns, and shall inure, together with the rights and remedies of the Administrative Agent and the holders of the Secured Obligations hereunder, to the benefit of the Administrative Agent and the holders of the Secured Obligations and their successors and permitted assigns; provided, however, that none of the Pledgors may assign its rights or delegate its duties hereunder without the prior written consent of the requisite Lenders under the Credit Agreement. To the fullest extent permitted by law, each Pledgor hereby releases the Administrative Agent and each holder of the Secured Obligations, their respective successors, assigns, officers, attorneys, employees and agents, from any liability for any act or omission or any error of judgment or mistake of fact or of law relating to this Pledge Agreement or the Collateral, except for any liability arising from the gross negligence or willful misconduct of the Administrative Agent or such holder.

      17. Notices. All notices required or permitted to be given under this
          -------
Pledge Agreement shall be given as provided in Section 11.1 of the Credit Agreement.

      18. Counterparts. This Pledge Agreement may be executed in any number of
          ------------
counterparts, each of which where so executed and delivered shall be an original, but all of which shall constitute one and the same instrument. It shall not be necessary in making proof of this Pledge Agreement to produce or account for more than one such counterpart.

      19. Headings. The headings of the sections and subsections hereof are
          --------
provided for convenience only and shall not in any way affect the meaning or construction of any provision of this Pledge Agreement.

      20. Governing Law; Submission to Jurisdiction; Venue.
          ------------------------------------------------

      (a) THIS PLEDGE AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, the LAW OF THE STATE OF NORTH CAROLINA applicable to agreements made and to be performed entirely within such State; PROVIDED THAT The Administrative Agent SHALL RETAIN ALL RIGHTS ARISING UNDER FEDERAL LAW.

      (b) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS PLEDGE AGREEMENT OR ANY OTHER CREDIT DOCUMENT MAY BE BROUGHT IN THE COURTS OF THE STATE OF NORTH CAROLINA SITTING IN CHARLOTTE, NORTH CAROLINA OR OF THE UNITED STATES FOR THE WESTERN DISTRICT OF SUCH STATE, AND BY EXECUTION AND DELIVERY OF THIS PLEDGE AGREEMENT, EACH PLEDGOR AND THE ADMINISTRATIVE AGENT CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, TO THE NON-EXCLUSIVE JURISDICTION OF THOSE COURTS. EACH PLEDGOR AND THE ADMINISTRATIVE AGENT IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR PROCEEDING IN SUCH JURISDICTION IN RESPECT OF THIS PLEDGE AGREEMENT OR ANY OTHER DOCUMENT RELATED HERETO. EACH PLEDGOR AND THE ADMINISTRATIVE AGENT WAIVES PERSONAL SERVICE OF ANY SUMMONS, COMPLAINT OR OTHER PROCESS, WHICH MAY BE MADE BY ANY OTHER MEANS PERMITTED BY THE LAW OF SUCH STATE.

      21. Waiver of Right to Trial by Jury. TO THE EXTENT PERMITTED BY
          --------------------------------
APPLICABLE LAW, EACH PARTY TO THIS PLEDGE AGREEMENT HEREBY EXPRESSLY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION ARISING UNDER THIS PLEDGE AGREEMENT OR ANY OTHER CREDIT DOCUMENT OR IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR ANY OF THEM WITH RESPECT TO THIS PLEDGE AGREEMENT OR ANY OTHER DOCUMENT RELATED HERETO, OR THE TRANSACTIONS RELATED THERETO, IN EACH CASE WHETHER NOW EXISTING OR

HEREAFTER ARISING, AND WHETHER FOUNDED IN CONTRACT OR TORT OR OTHERWISE; AND EACH PARTY HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT ANY PARTY TO THIS PLEDGE AGREEMENT MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE SIGNATORIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

      22. Severability. If any provision of this Pledge Agreement is determined
          ------------
to be illegal, invalid or unenforceable, such provision shall be fully severable and the remaining provisions shall remain in full force and effect and shall be construed without giving effect to the illegal, invalid or unenforceable provisions.

      23. Entirety. This Pledge Agreement, the other Credit Documents and the
          --------
other documents relating to the Secured Obligations represent the entire agreement of the parties hereto and thereto, and supersede all prior agreements and understandings, oral or written, if any, including any commitment letters or correspondence relating to the Credit Documents, any other documents relating to the Secured Obligations, or the transactions contemplated herein and therein.

      24. Survival. All representations and warranties of the Pledgors hereunder
          --------
shall survive the execution and delivery of this Pledge Agreement, the other Credit Documents and the other documents relating to the Secured Obligations, the delivery of the Notes and the extension of credit thereunder or in connection therewith.

      25. Other Security. To the extent that any of the Secured Obligations are
          --------------
now or hereafter secured by property other than the Pledged Collateral (including real and other personal property owned by a Pledgor), or by a guarantee, endorsement or property of any other Person, then the Administrative Agent shall have the right to proceed against such other property, guarantee or endorsement upon the occurrence of any Event of Default, and the Administrative Agent shall have the right, in its sole discretion, to determine which rights, security, liens, security interests or remedies the Administrative Agent shall at any time pursue, relinquish, subordinate, modify or take with respect thereto, without in any way modifying or affecting any of them or the Secured Obligations or any of the rights of the Administrative Agent or the holders of the Secured Obligations under this Pledge Agreement, under any of the other Credit Documents or under any other document relating to the Secured Obligations.

      26. Joint and Several Obligations of Pledgors.
          -----------------------------------------

      (a) Subject to subsection (c) of this Section 26, each of the Pledgors is accepting joint and several liability hereunder in consideration of the financial accommodation to be provided by the holders of the Secured Obligations, for the mutual benefit, directly and indirectly, of each of the Pledgors and in consideration of the undertakings of each of the Pledgors to accept joint and several liability for the obligations of each of them.

      (b) Subject to subsection (c) of this Section 26, each of the Pledgors jointly and severally hereby irrevocably and unconditionally accepts, not merely as a surety but also as a co-debtor, joint and several liability with the other Pledgors with respect to the payment and performance of all of the Secured Obligations arising under this Pledge Agreement, the other Credit Documents and any other documents relating to the Secured Obligations, it being the intention of the parties hereto that all the Secured Obligations shall be the joint and several obligations of each of the Pledgors without preferences or distinction among them.

      (c) Notwithstanding any provision to the contrary contained herein, in any other of the Credit Documents or in any other documents relating to the Secured Obligations, the obligations of each Pledgor that is a Guarantor under the Credit Agreement and the other Credit Documents shall be limited to an aggregate amount equal to the largest amount that would not render such obligations subject to avoidance under Section 548 of the Bankruptcy Code of the United States or any other applicable Debtor Relief Law (including any comparable provisions of any applicable state law).


                        [remainder of page intentionally left blank]

                                PLEDGE AGREEMENT

      Each of the parties hereto has caused a counterpart of this Pledge Agreement to be duly executed and delivered as of the date first above written.

PLEDGORS:
--------                      REHABCARE GROUP, INC.,
                              a Delaware Corporation

                              By:/s/ John H. Short
                                 -----------------
                              Name: John H. Short
                              Title: Chief Executive Officer

                              AMERICAN VITALCARE, INC.,
                              a California corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer

                              MANAGED ALTERNATIVE CARE, INC.,
                              a California corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer

                              PHASE 2 CONSULTING, INC.,
                              a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer

                              REHABCARE GROUP OF CALIFORNIA, INC.,
                              a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer

                              REHABCARE GROUP EAST, INC.,
                              a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer


                           [Signature Pages Continue]

                              REHABCARE GROUP MANAGEMENT SERVICES, INC., a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer

                              REHABCARE GROUP OF TEXAS, L.P.,
                              a Texas limited partnership

                              By:   RehabCare Group, Inc.,
                                    a Delaware corporation, as its General
                                    Partner

                                    By:/s/ John H. Short
                                       -----------------
                                    Name: John H. Short
                                    Title: Chief Executive Officer

                              REHABCARE GROUP OF VIRGINIA LLC,
                              a Virginia limited liability company

                              By:   RehabCare Group East, Inc.,
                                    a Delaware corporation, as its Managing
                                    Member

                                    By:/s/ Vincent L. Germanese
                                       ------------------------
                                    Name: Vincent L. Germanese
                                    Title: Senior Vice President and Chief
                                           Financial Officer

                              REHABCARE SANTA MONICA, INC.,
                              a Delaware corporation

                              By:/s/ Jeff A. Zadoks
                                 ------------------
                              Name: Jeff A. Zadoks
                              Title: Treasurer

                              REHABCARE TEXAS HOLDINGS, INC.,
                              a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer



                           [Signature Pages Continue]

                              RHB, LLC,
                              a California limited liability company

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Manager


                              SALT LAKE PHYSICAL THERAPY ASSOCIATES, INC., a Utah corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer

                              STARMED MANAGEMENT, Inc.,
                              a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer

Accepted and agreed to as of the date first above written.

BANK OF AMERICA, N.A.,
as Administrative Agent

By:/s/ David A. Johanson
   ---------------------
Name:  David A. Johanson
Title: Vice President

                                                                    EXHIBIT 10.3
                               SECURITY AGREEMENT


      THIS SECURITY AGREEMENT (this "Security Agreement"), dated as of October 12, 2004, is by and among the parties identified as "Grantors" on the signature pages hereto and such other parties as may become Grantors hereunder after the date hereof (individually a "Grantor", and collectively the "Grantors") and BANK OF AMERICA, N.A., as Administrative Agent.


                               W I T N E S S E T H

      WHEREAS, credit facilities have been established in favor of RehabCare Group, Inc., a Delaware corporation (the "Borrower"), pursuant to that credit agreement, dated as of August 29, 2000 (as amended, modified and supplemented, the "Existing Credit Agreement"), among the Borrower, the subsidiaries and affiliates of the Borrower identified therein, as guarantors, the lenders identified therein and Bank of America, N.A., as administrative agent;

      WHEREAS, the Borrower has requested certain modifications to the existing credit facilities, including, among other things, provision of a replacement five-year revolving credit facility;

      WHEREAS, the Lenders have agreed to make the requested modifications to the existing credit facilities pursuant to the terms of the Amended and Restated Credit Agreement, dated as of the date hereof (as amended, modified and supplemented, the "Credit Agreement"), by and among the Borrower, the Guarantors, the Lenders and the Collateral Agent; and

      WHEREAS, this Security Agreement is given in amendment to, restatement of and substitution for the security agreement provided in the Existing Credit Agreement.

      NOW, THEREFORE, in consideration of these premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

      1. Definitions and Interpretive Provisions.
         ---------------------------------------

      (a) Definitions. Capitalized terms used and not otherwise defined herein
          -----------
shall have the meanings provided in the Credit Agreement. In addition, the following terms, which are defined in the UCC as in effect in the State of North Carolina on the date hereof, are used as defined therein: Accession, Account, As-Extracted Collateral, Chattel Paper, Commercial Tort Claim, Commingled Goods, Consumer Goods, Deposit Account, Document, Equipment, Farm Products, Fixtures, General Intangible, Goods, Instrument, Inventory, Investment Property, Letter-of-Credit Right, Manufactured Home, Proceeds, Software, Standing Timber, Supporting Obligation and Tangible Chattel Paper. As used herein:

            "Collateral" has the meaning provided in Section 2 hereof.
             ----------

            "Copyright License" means any written agreement, naming any Grantor
             -----------------
      as licensor, granting any right under any Copyright including any thereof referred to in Schedule 1(b) attached hereto.

            "Copyrights" means (a) all registered United States copyrights in
             ----------
      all Works, now existing or hereafter created or acquired, all registrations and recordings thereof, and all applications in connection therewith, including registrations, recordings and applications in the United States Copyright Office including any thereof referred to in
      Schedule 1(b) attached hereto, and (b) all renewals thereof including any thereof referred to in Schedule 1(b) attached hereto.

            "Grantors" has the meaning provided in the recitals hereto, together
             --------
      with their respective successors and assigns.

            "Patent License" means any agreement, whether written or oral,
             --------------
      providing for the grant by or to a Grantor of any right to manufacture, use or sell any invention covered by a Patent, including any thereof referred to in Schedule 1(b) attached hereto.

            "Patents" means (a) all letters patent of the United States or any
             -------
      other country and all reissues and extensions thereof, including any letters patent referred to in Schedule 1(b) attached hereto, and (b) all applications for letters patent of the United States or any other country and all divisions, continuations and continuations-in-part thereof, including any thereof referred to in Schedule 1(b) attached hereto.

            "Secured Obligations" means, without duplication, (a) all advances
             -------------------
      to, and debts, liabilities, obligations, covenants and duties of, any Credit Party arising under any Credit Document or otherwise with respect to any Loan or Letter of Credit, whether direct or indirect (including those acquired by assumption), absolute or contingent, due or to become due, now existing or hereafter arising and including interest and fees that accrue after the commencement by or against any Credit Party or any Affiliate thereof of any proceeding under any Debtor Relief Laws naming such Person as the debtor in such proceeding, regardless of whether such interest and fees are allowed claims in such proceeding, (b) all obligations under any Hedging Agreement between any Credit Party and any Lender or Affiliate of a Lender to the extent permitted under the Credit Agreement, (c) all obligations under any Treasury Management Agreement between any Credit Party and any Lender or Affiliate of a Lender and (d) all costs and expenses incurred in connection with enforcement and collection of the Secured Obligations, including reasonable attorneys' fees and disbursements.

            "Security Agreement" has the meaning provided in the recitals
             ------------------
      hereto, as the same may be amended and modified from time to time.

            "Trademark License" means any agreement, written or oral, providing
             -----------------
      for the grant by or to a Grantor of any right to use any Trademark, including any thereof referred to in Schedule 1(b) attached hereto.

            "Trademarks" means (a) all trademarks, trade names, corporate names,
             ----------
      company names, business names, fictitious business names, trade styles, service marks, logos and other source or business identifiers, and the goodwill associated therewith, now existing or hereafter adopted or acquired, all registrations and recordings thereof, and all applications in connection therewith, whether in the United States Patent and Trademark Office or in any similar office or agency of the United States, any state thereof or any other country or any political subdivision thereof, or otherwise, including any thereof referred to in Schedule 1(b) attached hereto, and (b) all renewals thereof.

            "UCC" means the Uniform Commercial Code.
             ---

            "Work" means any work that is subject to copyright protection
             ----
      pursuant to Title 17 of the United States Code.

      (b) Interpretive Provisions, etc. Each of the terms and provisions of
          ----------------------------
Sections 1.2, 1.6 and 1.7 of the Credit Agreement (in each case as the same may be amended or modified as provided therein) are incorporated herein by reference to the same extent and with the same effect as if fully set forth herein.

      2. Grant of Security Interest in the Collateral. To secure the prompt
         --------------------------------------------
payment and performance in full when due, whether by lapse of time, acceleration, mandatory prepayment or otherwise, of the Secured Obligations, each Grantor hereby grants to the Administrative Agent, for the benefit of the holders of the Secured Obligations, a continuing security interest in, and a right to set off against, any and all right, title and interest of such Grantor in and to all personal property of the Grantors of whatever type or description, whether now owned or existing or owned, acquired, or arising hereafter (collectively, the "Collateral"), including the following:

      (a) all Accounts;

      (b) all cash and currency;

      (c) all Chattel Paper;

      (d) those Commercial Tort Claims identified on Schedule 2(d) attached hereto;

      (e) all Copyrights;

      (f) all Copyright Licenses;

      (g) all Deposit Accounts;

      (h) all Documents;

      (i) all Equipment;

      (j) all Fixtures;

      (k) all General Intangibles;

      (l) all Instruments;

      (m) all Inventory;

      (n) all Investment Property;

      (o) all Letter-of-Credit Rights;

      (p) all Patents;

      (q) all Patent Licenses;

      (r) all Software;

      (s) all Supporting Obligations;

      (t) all Trademarks;

      (u) all Trademark Licenses; and

      (v) all Accessions and all Proceeds of any and all of the foregoing.

Notwithstanding anything to the contrary contained herein, the security interests granted under this Security Agreement shall not extend to (i)(A) any property that is subject to a Lien securing purchase money or sale/leaseback Indebtedness permitted under the Credit Agreement pursuant to documents that prohibit such Grantor from granting any other Liens in such property or (B) any lease, license or other contract if the grant of a security interest in such lease, license or contract in the manner contemplated by this Security Agreement, under the terms thereof and under applicable law, is prohibited and would result in the termination thereof; provided in each case that any such limitation on the security interests granted hereunder shall only apply to the extent that (1) after reasonable efforts (which shall not include the payment of any additional consideration), consent from the relevant party or parties has not been obtained and (2) any such prohibition could not be rendered ineffective pursuant to the UCC or any other applicable law (including Debtor Relief Laws) or principles of equity, (ii) any Pledged Collateral (as such term is defined in the Pledge Agreement) that is expressly included in the grant of security interests to the Administrative Agent pursuant to the Pledge Agreement, to the extent the Administrative Agent holds a valid first-priority perfected security interest in such Pledged Collateral thereunder and (iii) any Capital Stock of a Foreign Subsidiary that is expressly excluded from the grant of security interests in Pledged Collateral under the Pledge Agreement. The Grantors and the Administrative Agent, on behalf of the holders of the Secured Obligations, hereby acknowledge and agree that the security interest created hereby in the Collateral (1) constitutes continuing collateral security for all of the Secured Obligations, whether now existing or hereafter arising and (2) is not to be construed as an assignment of any Copyrights, Copyright Licenses, Patents, Patent Licenses, Trademarks or Trademark Licenses.

      3. Provisions Relating to Accounts.
         -------------------------------

      (a) Anything herein to the contrary notwithstanding, each of the Grantors shall remain liable under each of the Accounts to observe and perform all the conditions and obligations to be observed and performed by it thereunder, all in accordance with the terms of any agreement giving rise to each such Account. Neither the Administrative Agent nor any holder of the Secured Obligations shall have any obligation or liability under any Account (or any agreement giving rise thereto) by reason of or arising out of this Security Agreement or the receipt by the Administrative Agent or any holder of the Secured Obligations of any payment relating to such Account pursuant hereto, nor shall the Administrative Agent or any holder of the Secured Obligations be obligated in any manner to perform any of the obligations of a Grantor under or pursuant to any Account (or any agreement giving rise thereto), to make any payment, to make any inquiry as to the nature or the sufficiency of any payment received by it or as to the sufficiency of any performance by any party under any Account (or any agreement giving rise thereto), to present or file any claim, to take any action to enforce any performance or to collect the payment of any amounts that may have been assigned to it or to which it may be entitled at any time or times.

      (b) Once during each calendar year or at any time after the occurrence and during the continuation of an Event of Default, the Administrative Agent shall have the right, but not the obligation, to make test verifications of the Accounts in any manner and through any medium that it reasonably considers advisable, and the Grantors shall furnish all such assistance and information as the Administrative Agent may require in connection with such test verifications. At any time and from time to time, upon the Administrative Agent's request and at the expense of the Grantors, the Grantors shall furnish to the Administrative Agent reports showing reconciliations, aging and test verifications of, and trial balances for, the Accounts. At any time after the occurrence and during the continuation of an Event of Default, the Administrative Agent in its own name or in the name of others may communicate with account debtors on the Accounts to verify with them to the Administrative Agent's satisfaction, the existence, amount and terms of any Accounts.

      4. Representations and Warranties. Each Grantor hereby represents and
         ------------------------------
warrants to the Administrative Agent, for the benefit of the holders of the Secured Obligations, that so long as any of the Secured Obligations remains outstanding and until all of the commitments relating thereto have been terminated:

      (a) Legal Name; Chief Executive Office. As of the date hereof:
          ----------------------------------

            (i) Each Grantor's exact legal name is (and for the prior five years has been) and state of incorporation or formation, principal place of business and chief executive office are (and for the prior five months have been) as set forth on Schedule 4(a)(i) attached hereto.

            (ii) Other than as set forth on Schedule 4(a)(ii) attached hereto, no Grantor has been party to a merger, consolidation or other change in structure or used any tradename in the prior five years.

      (b) Ownership. Each Grantor is the legal and beneficial owner of its
          ---------
Collateral and has the right to pledge, sell, assign or transfer the same.

      (c) Security Interest/Priority. This Security Agreement creates a valid
          --------------------------
security interest in favor of the Administrative Agent, for the benefit of the holders of the Secured Obligations, in the Collateral of such Grantor and, when properly perfected by filing, shall constitute a valid perfected security interest in such Collateral, to the extent such security interest can be perfected by filing under the UCC, free and clear of all Liens except for Permitted Liens.

      (d) Types of Collateral. None of the Collateral consists of, or is the
          -------------------
Accessions or the Proceeds of, As-Extracted Collateral, Consumer Goods, Farm Products, Manufactured Homes, or Standing Timber.

      (e) Accounts. (i) Each Account of the Grantors and the papers and
          --------
documents relating thereto are genuine and in all material respects what they purport to be, (ii) each Account arises out of (A) a bona fide sale of goods sold and delivered by such Grantor (or is in the process of being delivered) or
(B) services theretofore actually rendered by such Grantor to, the account debtor named therein, (iii) no Account of a Grantor is evidenced by any Instrument or Chattel Paper unless such Instrument or Chattel Paper has been theretofore endorsed over and delivered to, or submitted to the control of, the Administrative Agent and (iv) no surety bond was required or given in connection with any Account of a Grantor or the contracts or purchase orders out of which they arose.

      (f) Inventory. No Inventory of a Grantor is held by any Person other than
          ---------
a Grantor pursuant to consignment, sale or return, sale on approval or similar arrangement.

      (g) Copyrights, Patents and Trademarks.
          ----------------------------------

            (i) Schedule 1(b) attached hereto includes all Copyrights, Copyright
                -------------
      Licenses, Patents, Patent Licenses, Trademarks and Trademark Licenses owned by any Grantor in its own name, or to which any Grantor is a party, as of the date hereof.

            (ii) To the best of each Grantor's knowledge, each Copyright, Patent and Trademark of such Grantor is valid, subsisting, unexpired, enforceable and has not been abandoned.

            (iii) Except as set forth in Schedule 1(b) attached hereto, none of such Copyrights, Patents and Trademarks is the subject of any licensing or franchise agreement.

            (iv) To the best of each Grantor's knowledge, no holding, decision or judgment has been rendered by any Governmental Authority that would limit, cancel or question the validity of any such Copyright, Patent or Trademark.

            (v) No action or proceeding is pending seeking to limit, cancel or question the validity of any Copyright, Patent or Trademark, or that, if adversely determined, could reasonably be expected to have a material adverse effect on the value of any Copyright, Patent or Trademark.

            (vi) All applications pertaining to the Copyrights, Patents and Trademarks of each Grantor have been duly and properly filed, and all registrations or letters pertaining to such Copyrights, Patents and Trademarks have been duly and properly filed and issued, and all of such Copyrights, Patents and Trademarks are valid and enforceable.

            (vii) No Grantor has made any assignment or agreement in conflict with the security interest in the Copyrights, Patents or Trademarks of each Grantor hereunder.

      5. Covenants. Each Grantor covenants that, so long as any of the Secured
         ---------
Obligations remains outstanding and until all of the commitments relating thereto have been terminated, such Grantor shall:

      (a) Other Liens. Defend the Collateral against the claims and demands of
          -----------
all other parties claiming an interest therein, keep the Collateral free from all Liens, except for Permitted Liens, and not sell, exchange, transfer, assign, lease or otherwise dispose of the Collateral or any interest therein, except as permitted under the Credit Agreement.

      (b) Preservation of Collateral. Keep the Collateral in good order,
          --------------------------
condition and repair and not use the Collateral in violation of the provisions of this Security Agreement or any other agreement relating to the Collateral or any policy insuring the Collateral or any applicable statute, law, bylaw, rule, regulation or ordinance.

      (c) Instruments/Tangible Chattel Paper/Documents. If any amount payable
          --------------------------------------------
under or in connection with any of the Collateral shall be or become evidenced by any Instrument or Tangible Chattel Paper, or if any property constituting Collateral shall be stored or shipped subject to a Document, such Grantor shall ensure that such Instrument, Tangible Chattel Paper or Document is either in the possession of such Grantor at all times or, if requested by the Administrative Agent, is immediately delivered to the Administrative Agent, duly endorsed in a manner satisfactory to the Administrative Agent. Such Grantor shall ensure that any Collateral consisting of Tangible Chattel Paper is marked with a legend acceptable to the Administrative Agent indicating the Administrative Agent's security interest in such Tangible Chattel Paper.

      (d) Change in Structure, Location or Type. Not, without providing ten days
          -------------------------------------
prior written notice to the Administrative Agent and without filing such financing statements and amendments to any previously filed financing statements as the Administrative Agent may require, change its name or state of formation or be party to a merger, consolidation or other change in structure or use any tradename other than as set forth on Schedule 4(a)(ii) attached hereto.

      (e) Inspection. Upon reasonable notice, and during reasonable hours, at
          ----------
all times allow the Administrative Agent or its representatives to visit and inspect the Collateral as set forth in Section 7.10 of the Credit Agreement.

      (f) Authorization. Authorize the Administrative Agent to prepare and file
          -------------
such financing statements (including renewal statements), amendments and supplements or such other instruments as the Administrative Agent may from time to time reasonably deem necessary, appropriate or convenient in order to perfect and maintain the security interests granted hereunder in accordance with the UCC.

      (g) Perfection of Security Interest. Authorize or execute and deliver to
          -------------------------------
the Administrative Agent such agreements, assignments or instruments (including affidavits, notices, reaffirmations and amendments and restatements of existing documents, as the Administrative Agent may reasonably request) and do all such other things as the Administrative Agent may reasonably deem necessary, appropriate or convenient (i) to assure to the Administrative Agent the effectiveness and priority of its security interests hereunder, including (A) such financing statements (including renewal statements), amendments and supplements or such other instruments as the Administrative Agent may from time to time reasonably request in order to perfect and maintain the security interests granted hereunder in accordance with the UCC, (B) with regard to Copyrights, a Notice of Grant of Security Interest in Copyrights for filing with the United States Copyright Office in the form of Exhibit 5(f)(i) attached hereto, (C) with regard to Patents, a Notice of Grant of Security Interest in Patents for filing with the United States Patent and Trademark Office in the form of Exhibit 5(f)(ii) attached hereto and (D) with regard to Trademarks, a Notice of Grant of Security Interest in Trademarks for filing with the United States Patent and Trademark Office in the form of Exhibit 5(f)(iii) attached hereto, (ii) to consummate the transactions contemplated hereby and (iii) to otherwise protect and assure the Administrative Agent of its rights and interests hereunder. To that end, each Grantor agrees that the Administrative Agent may file one or more financing statements (with collateral descriptions broader and/or less specific than the description of the Collateral contained herein) disclosing the Administrative Agent's security interest in any or all of the Collateral of such Grantor without such Grantor's signature thereon, and further each Grantor also hereby irrevocably makes, constitutes and appoints the Administrative Agent, its nominee or any other Person whom the Administrative Agent may designate, as such Grantor's attorney-in-fact with full power and for the limited purpose to sign in the name of such Grantor any such financing statements (including renewal statements), amendments and supplements, notices or any similar documents that in the Administrative Agent's reasonable discretion would be necessary, appropriate or convenient in order to perfect and maintain perfection of the security interests granted hereunder, such power, being coupled with an interest, being and remaining irrevocable so long as the Secured Obligations remain unpaid and until the commitments relating thereto shall have been terminated. Each Grantor hereby agrees that a carbon, photographic or other reproduction of this Security Agreement or any such financing statement is sufficient for filing as a financing statement by the Administrative Agent without notice thereof to such Grantor wherever the Administrative Agent may in its sole discretion desire to file the same. In the event for any reason the law of any jurisdiction other than the applicable jurisdiction as of the Closing Date becomes or is applicable to the Collateral of any Grantor or any part thereof, or to any of the Secured Obligations, such Grantor agrees to authorize or to execute and deliver all such instruments and to do all such other things as the Administrative Agent in its sole discretion reasonably deems necessary, appropriate or convenient to preserve, protect and enforce the security interests of the Administrative Agent under the law of such other jurisdiction (and, if a Grantor shall fail to do so promptly upon the request of the Administrative Agent, then the Administrative Agent may authorize or execute any and all such requested documents on behalf of such Grantor pursuant to the power of attorney granted hereinabove). If any Collateral is in the possession or control of a Grantor's agents and the Administrative Agent so requests, such Grantor agrees to notify such agents in writing of the Administrative Agent's security interest therein and, upon the Administrative Agent's request, instruct them to hold all such Collateral for the account of the holders of the Secured Obligations and subject to the Administrative Agent's instructions. Each Grantor agrees to mark its books and records to reflect the security interest of the Administrative Agent in the Collateral.

      (h) Control. Authorize or execute and deliver all agreements, assignments,
          -------
instruments or other documents as the Administrative Agent shall reasonably request for the purpose of obtaining and maintaining control within the meaning of the UCC with respect to any Collateral consisting of Deposit Accounts, Investment Property, Letter-of-Credit Rights and Electronic Chattel Paper.

      (i) Collateral held by Warehouseman, Bailee, etc. If any Collateral is at
          --------------------------------------------
any time in the possession or control of a warehouseman, bailee, agent or processor of such Grantor, (i) notify the Administrative Agent of such possession or control, (ii) notify such Person of the Administrative Agent's security interest in such Collateral, (iii) instruct such Person to hold all such Collateral for the Administrative Agent's account and subject to the Administrative Agent's instructions and (iv) use its best efforts to obtain an acknowledgment from such Person that it is holding such Collateral for the benefit of the Administrative Agent.

      (j) Treatment of Accounts. Not grant or extend the time for payment of any
          ---------------------
Account, or compromise or settle any Account for less than the full amount thereof, or release any Person or property, in whole or in part, from payment thereof, or allow any credit or discount thereon, other than as normal and customary in the ordinary course of a Grantor's business or as required by law.

      (k) Covenants Relating to Copyrights.
          --------------------------------

            (i) Not do any act or knowingly omit to do any act whereby any material Copyright may become invalidated and (A) not do any act, or knowingly omit to do any act, whereby any material Copyright may become injected into the public domain; (B) notify the Administrative Agent immediately if it knows that any material Copyright may become injected into the public domain or of any adverse determination or development (including the institution of, or any such determination or development in, any court or tribunal in the United States or any other country) regarding a Grantor's ownership of any such Copyright or its validity; (C) take all necessary steps as it shall deem appropriate under the circumstances, to maintain and pursue each application (and to obtain the relevant registration) and to maintain each registration of each material Copyright owned by a Grantor including filing of applications for renewal where necessary; and (D) promptly notify the Administrative Agent of any material infringement of any material Copyright of a Grantor of which it becomes aware and take such actions as it shall reasonably deem appropriate under the circumstances to protect such Copyright, including, where appropriate, the bringing of suit for infringement, seeking injunctive relief and seeking to recover any and all damages for such infringement.

            (ii) Not make any assignment or agreement in conflict with the security interest in the Copyrights of each Grantor hereunder.

      (l) Covenants Relating to Patents and Trademarks.
          --------------------------------------------

            (i) (A) Continue to use each Trademark on each and every trademark class of goods applicable to its current line as reflected in its current catalogs, brochures and price lists in order to maintain such Trademark in full force free from any claim of abandonment for non-use, (B) maintain as in the past the quality of products and services offered under such Trademark, (C) employ such Trademark with the appropriate notice of registration, (D) not adopt or use any mark that is confusingly similar or a colorable imitation of such Trademark unless the Administrative Agent, for the benefit of the holders of the Secured Obligations, shall obtain a perfected security interest in such mark pursuant to this Security Agreement, and (E) not (and not permit any licensee or sublicensee thereof to) do any act or knowingly omit to do any act whereby any Trademark may become invalidated.

            (ii) Not do any act, or omit to do any act, whereby any Patent may become abandoned or dedicated.

            (iii) Notify the Administrative Agent and the holders of the Secured Obligations immediately if it knows that any application or registration relating to any Patent or Trademark may become abandoned or dedicated, or of any adverse determination or development (including the institution of, or any such determination or development in, any proceeding in the United States Patent and Trademark Office or any court or tribunal in any country) regarding a Grantor's ownership of any Patent or Trademark or its right to register the same or to keep and maintain the same.

            (iv) Whenever a Grantor, either by itself or through an agent, employee, licensee or designee, shall file an application for the registration of any Patent or Trademark with the United States Patent and Trademark Office or any similar office or agency in any other country or any political subdivision thereof, a Grantor shall report such filing to the Administrative Agent and the holders of the Secured Obligations within five Business Days after the last day of the fiscal quarter in which such filing occurs. Upon request of the Administrative Agent, a Grantor shall authorize or execute and deliver any and all agreements, instruments, documents and papers as the Administrative Agent may reasonably request to evidence the security interest of the Administrative Agent and the holders of the Secured Obligations in any Patent or Trademark and the goodwill and general intangibles of a Grantor relating thereto or represented thereby.

            (v) Take all reasonable and necessary steps, including in any proceeding before the United States Patent and Trademark Office, or any similar office or agency in any other country or any political subdivision thereof, to maintain and pursue each application (and to obtain the relevant registration) and to maintain each registration of the Patents and Trademarks, including filing of applications for renewal, affidavits of use and affidavits of incontestability.

            (vi) Promptly notify the Administrative Agent and the holders of the Secured Obligations after it learns that any Patent or Trademark included in the Collateral is infringed, misappropriated or diluted by a third party and promptly sue for infringement, misappropriation or dilution, to seek injunctive relief where appropriate and to recover any and all damages for such infringement, misappropriation or dilution, or to take such other actions as it shall reasonably deem appropriate under the circumstances to protect such Patent or Trademark.

            (vii) Not make any assignment or agreement in conflict with the security interest in the Patents or Trademarks of each Grantor hereunder.

      (m) New Patents, Copyrights and Trademarks. Promptly provide the
          --------------------------------------
Administrative Agent with (i) a listing of all applications, if any, for new Copyrights, Patents or Trademarks (together with a listing of the issuance of registrations or letters on present applications), which new applications and issued registrations or letters shall be subject to the terms and conditions hereunder, and (ii) (A) with respect to Copyrights, a duly executed Notice of Security Interest in Copyrights, (B) with respect to Patents, a duly executed Notice of Security Interest in Patents, (C) with respect to Trademarks, a duly executed Notice of Security Interest in Trademarks or (D) such other duly executed documents as the Administrative Agent may reasonably request in a form acceptable to counsel for the Administrative Agent and suitable for recording to evidence the security interest in the Copyright, Patent or Trademark that is the subject of such new application.

      (n) Insurance. Insure, repair and replace the Collateral of such Grantor
          ---------
as set forth in the Credit Agreement. All insurance proceeds shall be subject to the security interest of the Administrative Agent hereunder.

      (o) Commercial Tort Claims.
          ----------------------

            (i) Promptly notify the Administrative Agent in writing of the initiation of any Commercial Tort Claim before any Governmental Authority by or in favor of such Grantor or any of its Subsidiaries.

(ii) Authorize or execute and deliver such statements, documents and notices and do and cause to be done all such things as the Administrative Agent may reasonably deem necessary, appropriate or convenient, or as are required by law, to create, perfect and maintain the Administrative Agent's security interest in any Commercial Tort Claim.

      6. Advances and Performance by Holders of the Secured Obligations. On
         --------------------------------------------------------------
failure of any Grantor to perform any of the covenants and agreements contained herein, the Administrative Agent may, at its sole option and in its sole discretion, perform the same and in so doing may expend such sums as the Administrative Agent may reasonably deem advisable in the performance thereof, including the payment of any insurance premiums, the payment of any taxes, a payment to obtain a release of a Lien or potential Lien, expenditures made in defending against any adverse claim and all other expenditures that the Administrative Agent or the holders of the Secured Obligations may make for the protection of the security hereof or that may be compelled to make by operation of law. All such sums and amounts so expended shall be repayable by the Grantors on a joint and several basis (subject to Section 25 hereof) promptly upon timely notice thereof and demand therefor, shall constitute additional Secured Obligations and shall bear interest from the date said amounts are expended at the Default Rate for Revolving Loans that are Base Rate Loans. No such performance of any covenant or agreement by the Administrative Agent or the holders of the Secured Obligations on behalf of any Grantor, and no such advance or expenditure therefor, shall relieve the Grantors of any default under the terms of this Security Agreement, the other Credit Documents or any other documents relating to the Secured Obligations. The Administrative Agent may make any payment hereby authorized in accordance with any bill, statement or estimate procured from the appropriate public office or holder of the claim to be discharged without inquiry into the accuracy of such bill, statement or estimate or into the validity of any tax assessment, sale, forfeiture, tax lien, title or claim except to the extent such payment is being contested in good faith by a Grantor in appropriate proceedings and against which adequate reserves are being maintained in accordance with GAAP.

      7. Remedies.
         --------

      (a) General Remedies. Upon the occurrence of an Event of Default and
          ----------------
during the continuation thereof, the Administrative Agent and the holders of the Secured Obligations shall have, in addition to the rights and remedies provided herein, in the Credit Documents, in any other documents relating to the Secured Obligations, or by law (including levy of attachment and garnishment), the rights and remedies of a secured party under the UCC of the jurisdiction applicable to the affected Collateral and, further, the Administrative Agent may, with or without judicial process or the aid and assistance of others, (i) enter on any premises on which any of the Collateral may be located and, without resistance or interference by the Grantors, take possession of the Collateral,
(ii) dispose of any Collateral on any such premises, (iii) require the Grantors to assemble and make available to the Administrative Agent at the expense of the Grantors any Collateral at any place and time designated by the Administrative Agent that is reasonably convenient to both parties, (iv) remove any Collateral from any such premises for the purpose of effecting sale or other disposition thereof, and/or (v) without demand and without advertisement, notice, hearing or process of law, all of which each of the Grantors hereby waives to the fullest extent permitted by law, at any place and time or times, sell and deliver any or all Collateral held by or for it at public or private sale, by one or more contracts, in one or more parcels, for cash, upon credit or otherwise, at such prices and upon such terms as the Administrative Agent deems advisable, in its sole discretion (subject to any and all mandatory legal requirements). Each of the Grantors acknowledges that any private sale referenced above may be at prices and on terms less favorable to the seller than the prices and terms that might have been obtained at a public sale and agrees that such private sale shall be deemed to have been made in a commercially reasonable manner. Neither the Administrative Agent's compliance with applicable law nor its disclaimer of warranties relating to the Collateral shall be considered to adversely affect the commercial reasonableness of any sale. In addition to all other sums due the Administrative Agent and the holders of the Secured Obligations with respect to the Secured Obligations, the Grantors shall pay the Administrative Agent and each of the holders of the Secured Obligations all reasonable documented costs and expenses incurred by the Administrative Agent or any such holder of the Secured Obligations (including reasonable attorneys' fees and disbursements and court costs) in obtaining or liquidating the Collateral, in enforcing payment of the Secured Obligations, or in the prosecution or defense of any action or proceeding by or against the Administrative Agent or the holders of the Secured Obligations or the Grantors concerning any matter arising out of or connected with this Security Agreement, any Collateral or the Secured Obligations, including any of the foregoing arising in, arising under or related to a case under Debtor Relief Laws. To the extent the rights of notice cannot be legally waived hereunder, each Grantor agrees that any requirement of reasonable notice shall be met if such notice is personally served on or mailed, postage prepaid, to the Borrower in accordance with the notice provisions of Section 11.1 of the Credit Agreement at least ten Business Days before the time of sale or other event giving rise to the requirement of such notice. The Administrative Agent and the holders of the Secured Obligations shall not be obligated to make any sale or other disposition of the Collateral regardless of notice having been given. To the extent permitted by law, any holder of the Secured Obligations may be a purchaser at any such sale. To the extent permitted by applicable law, each of the Grantors hereby waives all of its rights of redemption with respect to any such sale. Subject to the provisions of applicable law, the Administrative Agent and the holders of the Secured Obligations may postpone or cause the postponement of the sale of all or any portion of the Collateral by announcement at the time and place of such sale, and such sale may, without further notice, to the extent permitted by law, be made at the time and place to which the sale was postponed, or the Administrative Agent and the holders of the Secured Obligations may further postpone such sale by announcement made at such time and place.

      (b) Remedies relating to Accounts. Upon the occurrence of an Event of
          -----------------------------
Default and during the continuation thereof, whether or not the Administrative Agent has exercised any or all of its rights and remedies hereunder, each Grantor will promptly upon request of the Administrative Agent instruct all account debtors to remit all payments in respect of Accounts to a mailing location selected by the Administrative Agent. In addition, the Administrative Agent shall have the right to enforce any Grantor's rights against its customers and account debtors, and the Administrative Agent or its designee may notify any Grantor's customers and account debtors that the Accounts of such Grantor have been assigned to the Administrative Agent or of the Administrative Agent's security interest therein, and may (either in its own name or in the name of a Grantor or both) demand, collect (including by way of a lockbox arrangement), receive, take receipt for, sell, sue for, compound, settle, compromise and give acquittance for any and all amounts due or to become due on any Account, and, in the Administrative Agent's discretion, file any claim or take any other action or proceeding to protect and realize upon the security interest of the holders of the Secured Obligations in the Accounts. Each Grantor acknowledges and agrees that the Proceeds of its Accounts remitted to or on behalf of the Administrative Agent in accordance with the provisions hereof shall be solely for the Administrative Agent's own convenience and that such Grantor shall not have any right, title or interest in such Accounts or in any such other amounts except as expressly provided herein. The Administrative Agent and the holders of the Secured Obligations shall have no liability or responsibility to any Grantor for acceptance of a check, draft or other order for payment of money bearing the legend "payment in full" or words of similar import or any other restrictive legend or endorsement or be responsible for determining the correctness of any remittance. Each Grantor hereby agrees to indemnify the Administrative Agent and the holders of the Secured Obligations from and against all liabilities, damages, losses, actions, claims, judgments, costs, expenses, charges and reasonable attorneys' fees and disbursements suffered or incurred by the Administrative Agent or the holders of the Secured Obligations (each, an "Indemnified Party") because of the maintenance of the foregoing arrangements except as relating to or arising out of the gross negligence or willful misconduct of an Indemnified Party or its officers, employees or agents. In the case of any investigation, litigation or other proceeding, the foregoing indemnity shall be effective whether or not such investigation, litigation or proceeding is brought by a Grantor, its directors, shareholders or creditors or an Indemnified Party or any other Person or any other Indemnified Party is otherwise a party thereto.

      (c) Access. In addition to the rights and remedies hereunder, upon the
          ------
occurrence of an Event of Default and during the continuation thereof, the Administrative Agent shall have the right to enter and remain upon the various premises of the Grantors without cost or charge to the Administrative Agent, and use the same, together with materials, supplies, books and records of the Grantors for the purpose of collecting and liquidating the Collateral, or for preparing for sale and conducting the sale of the Collateral, whether by foreclosure, auction or otherwise. In addition, the Administrative Agent may remove Collateral, or any part thereof, from such premises and/or any records with respect thereto, in order to effectively collect or liquidate such Collateral.

      (d) Nonexclusive Nature of Remedies. Failure by the Administrative Agent
          -------------------------------
or the holders of the Secured Obligations to exercise any right, remedy or option under this Security Agreement, any other Credit Document, any other documents relating to the Secured Obligations, or as provided by law, or any delay by the Administrative Agent or the holders of the Secured Obligations in exercising the same, shall not operate as a waiver of any such right, remedy or option. No waiver hereunder shall be effective unless it is in writing, signed by the party against whom such waiver is sought to be enforced and then only to the extent specifically stated, which in the case of the Administrative Agent or the holders of the Secured Obligations shall only be granted as provided herein. To the extent permitted by law, neither the Administrative Agent, the holders of the Secured Obligations, nor any party acting as attorney for the Administrative Agent or the holders of the Secured Obligations, shall be liable hereunder for any acts or omissions or for any error of judgment or mistake of fact or law other than their gross negligence or willful misconduct hereunder. The rights and remedies of the Administrative Agent and the holders of the Secured Obligations under this Security Agreement shall be cumulative and not exclusive of any other right or remedy that the Administrative Agent or the holders of the Secured Obligations may have.

      (e) Retention of Collateral. To the extent permitted under applicable law,
          -----------------------
in addition to the rights and remedies hereunder, upon the occurrence of an Event of Default, the Administrative Agent may, after providing the notices required by Sections 9-620 and 9-621 of the UCC or otherwise complying with the requirements of applicable law of the relevant jurisdiction, accept or retain all or any portion of the Collateral in satisfaction of the Secured Obligations. Unless and until the Administrative Agent shall have provided such notices, however, the Administrative Agent shall not be deemed to have accepted or retained any Collateral in satisfaction of any Secured Obligations for any reason.

      (f) Deficiency. In the event that the proceeds of any sale, collection or
          ----------
realization are insufficient to pay all amounts to which the Administrative Agent or the holders of the Secured Obligations are legally entitled, the Grantors shall be jointly and severally liable for the deficiency (subject to Section 25 hereof), together with interest thereon at the Default Rate for Revolving Loans that are Base Rate Loans, together with the costs of collection and reasonable attorneys' fees and disbursements. Any surplus remaining after the full payment and satisfaction of the Secured Obligations shall be returned to the Grantors or to whomsoever a court of competent jurisdiction shall determine to be entitled thereto.

      8. Rights of the Administrative Agent.
         ----------------------------------

      (a) Power of Attorney. In addition to other powers of attorney contained
          -----------------
herein, each Grantor hereby designates and appoints the Administrative Agent, on behalf of the holders of the Secured Obligations, and each of its designees or agents, as attorney-in-fact of such Grantor, irrevocably and with power of substitution, with authority to take any or all of the following actions upon the occurrence and during the continuation of an Event of Default:

            (i) to demand, collect, settle, compromise and adjust, and give discharges and releases concerning the Collateral, all as the Administrative Agent may reasonably deem appropriate;

            (ii) to commence and prosecute any actions at any court for the purposes of collecting any of the Collateral and enforcing any other right in respect thereof;

            (iii) to defend, settle or compromise any action brought and, in connection therewith, give such discharge or release as the Administrative Agent may reasonably deem appropriate;

            (iv) to receive, open and dispose of mail addressed to a Grantor and endorse checks, notes, drafts, acceptances, money orders, bills of lading, warehouse receipts or other instruments or documents evidencing payment, shipment or storage of the goods giving rise to the Collateral on behalf of and in the name of such Grantor, or securing, or relating to such Collateral;

            (v) to pay or discharge taxes, liens, security interests or other encumbrances levied or placed on or threatened against the Collateral;

            (vi) to direct any parties liable for any payment in connection with any of the Collateral to make payment of any and all monies due and to become due thereunder directly to the Administrative Agent or as the Administrative Agent shall direct;

            (vii) to receive payment of and receipt for any and all monies, claims, and other amounts due and to become due at any time in respect of or arising out of any Collateral;

            (viii) to sell, assign, transfer, make any agreement in respect of, or otherwise deal with or exercise rights in respect of, any Collateral or the goods or services that have given rise thereto, as fully and completely as though the Administrative Agent were the absolute owner thereof for all purposes;

            (ix) to adjust and settle claims under any insurance policy relating thereto;

            (x) to authorize or to execute and deliver all assignments, conveyances, statements, financing statements, renewal financing statements, security and pledge agreements, affidavits, notices and other agreements, instruments and documents that the Administrative Agent may reasonably deem appropriate in order to perfect and maintain the security interests and liens granted in this Security Agreement and in order to fully consummate all of the transactions contemplated therein;

            (xi) to institute any foreclosure proceedings that the Administrative Agent may reasonably deem appropriate; and

            (xii) to do and perform all such other acts and things as the Administrative Agent may reasonably deem appropriate or convenient in connection with the Collateral.

            This power of attorney is a power coupled with an interest and shall be irrevocable for so long as any of the Secured Obligations shall remain outstanding and until all of the commitments relating thereto shall have been terminated. The Administrative Agent shall be under no duty to exercise or withhold the exercise of any of the rights, powers, privileges and options expressly or implicitly granted to the Administrative Agent in this Security Agreement, and shall not be liable for any failure to do so or any delay in doing so. The Administrative Agent shall not be liable for any act or omission or for any error of judgment or any mistake of fact or law in its individual capacity or its capacity as attorney-in-fact except acts or omissions resulting from its gross negligence or willful misconduct. This power of attorney is conferred on the Administrative Agent solely to protect, preserve and realize upon its security interest in the Collateral.

      (b) Assignment by the Administrative Agent. The Administrative Agent may
          --------------------------------------
from time to time assign the Secured Obligations and any portion thereof and/or the Collateral and any portion thereof in connection with its resignation as Administrative Agent pursuant to Section 10 of the Credit Agreement, and the assignee shall be entitled to all of the rights and remedies of the Administrative Agent under this Security Agreement in relation thereto.

      (c) The Administrative Agent's Duty of Care. Other than the exercise of
          ---------------------------------------
reasonable care to assure the safe custody of the Collateral while being held by the Administrative Agent hereunder, the Administrative Agent shall have no duty or liability to preserve rights pertaining thereto, it being understood and agreed that the Grantors shall be responsible for preservation of all rights in the Collateral, and the Administrative Agent shall be relieved of all responsibility for the Collateral upon surrendering it or tendering the surrender of it to the Grantors. The Administrative Agent shall be deemed to have exercised reasonable care in the custody and preservation of the Collateral in its possession if such Collateral is accorded treatment substantially equal to that which the Administrative Agent accords its own property, which shall be no less than the treatment employed by a reasonable and prudent agent in the industry, it being understood that the Administrative Agent shall not have responsibility for taking any necessary steps to preserve rights against any parties with respect to any of the Collateral. In the event of a public or private sale of Collateral pursuant to Section 7 hereof, the Administrative Agent shall have no obligation to clean, repair or otherwise prepare the Collateral for sale.

      9. Rights of Required Lenders. All rights of the Administrative Agent
         --------------------------
hereunder, if not exercised by the Administrative Agent, may be exercised by the Required Lenders.

      10. Application of Proceeds. Upon the occurrence and during the
          -----------------------
continuation of an Event of Default, any payments in respect of the Secured Obligations and any proceeds of the Collateral, when received by the Administrative Agent or any of the holders of the Secured Obligations in cash or its equivalent, will be applied in reduction of the Secured Obligations in the order set forth in the Credit Agreement or other document relating to the Secured Obligations, and each Grantor irrevocably waives the right to direct the application of such payments and proceeds and acknowledges and agrees that the Administrative Agent shall have the continuing and exclusive right to apply and reapply any and all such payments and proceeds in the Administrative Agent's sole discretion, notwithstanding any entry to the contrary upon any of its books and records.

      11. Release of Collateral. Upon request, the Administrative Agent shall
          ---------------------
promptly deliver to the Borrower (at the Borrower's expense) appropriate release documentation to the extent the release of Collateral is permitted under, and on the terms and conditions set forth in, the Credit Agreement; provided that any such release, or the substitution of any of the Collateral for other Collateral, will not alter, vary or diminish in any way the force, effect, lien, pledge or security interest of this Security Agreement as to any and all Collateral not expressly released or substituted, and this Security Agreement shall continue as a first priority lien (subject to Permitted Liens) on any and all Collateral not expressly released or substituted.

      12. Costs and Expenses. At all times hereafter, whether or not upon the
          ------------------
occurrence of an Event of Default, the Grantors agree to promptly pay upon demand any and all reasonable costs and expenses (including reasonable attorneys' fees and disbursements) of the Administrative Agent and the holders of the Secured Obligations (a) as required under Section 11.5 of the Credit Agreement and (b) as necessary to protect the Collateral or to exercise any rights or remedies under this Security Agreement or with respect to any of the Collateral. All of the foregoing costs and expenses shall constitute Secured Obligations hereunder.

      13. Continuing Agreement.
          --------------------

      (a) This Security Agreement shall be a continuing agreement in every respect and shall remain in full force and effect so long as any of the Secured Obligations remains outstanding and until all of the commitments relating thereto have been terminated (other than any obligations with respect to the indemnities and the representations and warranties set forth in the Credit Documents). Upon such payment and termination, this Security Agreement shall be automatically terminated and the Administrative Agent and the holders of the Secured Obligations shall, upon the request and at the expense of the Grantors, forthwith release all of its liens and security interests hereunder and shall authorize or execute and deliver all UCC termination statements and/or other documents reasonably requested by the Grantors evidencing such termination. Notwithstanding the foregoing, all releases and indemnities provided hereunder shall survive termination of this Security Agreement.

      (b) This Security Agreement shall continue to be effective or be automatically reinstated, as the case may be, if at any time payment, in whole or in part, of any of the Secured Obligations is rescinded or must otherwise be restored or returned by the Administrative Agent or any holder of the Secured Obligations as a preference, fraudulent conveyance or otherwise under any bankruptcy, insolvency or similar law, all as though such payment had not been made; provided that in the event payment of all or any part of the Secured Obligations is rescinded or must be restored or returned, all reasonable costs and expenses (including reasonable attorneys' fees and disbursements) incurred by the Administrative Agent or any holder of the Secured Obligations in defending and enforcing such reinstatement shall be deemed to be included as a part of the Secured Obligations.

      14. Amendments and Waivers. This Security Agreement and the provisions
          ----------------------
hereof may not be amended, waived, modified, changed, discharged or terminated except by written agreement of (a) the Grantors and (b) the Administrative Agent (with the consent or at the direction of the requisite Lenders under the Credit Agreement).

      15. Successors in Interest. This Security Agreement shall create a
          ----------------------
continuing security interest in the Collateral and shall be binding upon each Grantor, its successors and assigns, and shall inure, together with the rights and remedies of the Administrative Agent and the holders of the Secured Obligations hereunder, to the benefit of the Administrative Agent and the holders of the Secured Obligations and their successors and permitted assigns; provided, however, that none of the Grantors may assign its rights or delegate its duties hereunder without the prior written consent of the requisite Lenders under the Credit Agreement. To the fullest extent permitted by law, each Grantor hereby releases the Administrative Agent and each holder of the Secured Obligations, and their respective successors, assigns, officers, attorneys, employees and agents, from any liability for any act or omission or any error of judgment or mistake of fact or of law relating to this Security Agreement or the Collateral, except for any liability arising from the gross negligence or willful misconduct of such Administrative Agent or such holder of the Secured Obligations.

      16. Notices. All notices required or permitted to be given under this
          -------
Security Agreement shall be given as provided in Section 11.1 of the Credit Agreement.

      17. Counterparts. This Security Agreement may be executed in any number of
          ------------
counterparts, each of which where so executed and delivered shall be an original, but all of which shall constitute one and the same instrument. It shall not be necessary in making proof of this Security Agreement to produce or account for more than one such counterpart.

      18. Headings. The headings of the sections and subsections hereof are
          --------
provided for convenience only and shall not in any way affect the meaning or construction of any provision of this Security Agreement.

      19. Governing Law; Submission to Jurisdiction; Venue.
          ------------------------------------------------

      (a) THIS SECURITY AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, the LAW OF THE STATE OF NORTH CAROLINA applicable to agreements made and to be performed entirely within such State; PROVIDED THAT The Administrative Agent SHALL RETAIN ALL RIGHTS ARISING UNDER FEDERAL LAW.

      (b) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS SECURITY AGREEMENT OR ANY OTHER CREDIT DOCUMENT MAY BE BROUGHT IN THE COURTS OF THE STATE OF NORTH CAROLINA SITTING IN CHARLOTTE, NORTH CAROLINA OR OF THE UNITED STATES FOR THE WESTERN DISTRICT OF SUCH STATE, AND BY EXECUTION AND DELIVERY OF THIS SECURITY AGREEMENT, EACH GRANTOR AND THE ADMINISTRATIVE AGENT CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, TO THE NON-EXCLUSIVE JURISDICTION OF THOSE COURTS. EACH GRANTOR AND THE ADMINISTRATIVE AGENT IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR PROCEEDING IN SUCH JURISDICTION IN RESPECT OF THIS SECURITY AGREEMENT OR ANY OTHER DOCUMENT RELATED HERETO. EACH GRANTOR AND THE ADMINISTRATIVE AGENT WAIVES PERSONAL SERVICE OF ANY SUMMONS, COMPLAINT OR OTHER PROCESS, WHICH MAY BE MADE BY ANY OTHER MEANS PERMITTED BY THE LAW OF SUCH STATE.

      20. Waiver of Right to Trial by Jury. TO THE EXTENT PERMITTED BY
          --------------------------------
APPLICABLE LAW, EACH PARTY TO THIS SECURITY AGREEMENT HEREBY EXPRESSLY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION ARISING UNDER THIS SECURITY AGREEMENT OR ANY OTHER CREDIT DOCUMENT OR IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR ANY OF THEM WITH RESPECT TO THIS SECURITY AGREEMENT OR ANY OTHER DOCUMENT RELATED HERETO, OR THE TRANSACTIONS RELATED THERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER FOUNDED IN CONTRACT OR TORT OR OTHERWISE; AND EACH PARTY HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT ANY PARTY TO THIS SECURITY AGREEMENT MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE SIGNATORIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

      21. Severability. If any provision of this Security Agreement is
          ------------
determined to be illegal, invalid or unenforceable, such provision shall be fully severable and the remaining provisions shall remain in full force and effect and shall be construed without giving effect to the illegal, invalid or unenforceable provisions.

      22. Entirety. This Security Agreement, the other Credit Documents and the
          --------
other documents relating to the Secured Obligations represent the entire agreement of the parties hereto and thereto, and supersede all prior agreements and understandings, oral or written, if any, including any commitment letters or correspondence relating to the Credit Documents, any other documents relating to the Secured Obligations, or the transactions contemplated herein and therein.

      23. Survival. All representations and warranties of the Grantors hereunder
          --------
shall survive the execution and delivery of this Security Agreement, the other Credit Documents and the other documents relating to the Secured Obligations, the delivery of the Notes and the extension of credit thereunder or in connection therewith.

      24. Other Security. To the extent that any of the Secured Obligations are
          --------------
now or hereafter secured by property other than the Collateral (including real property and securities owned by a Grantor), or by a guarantee, endorsement or property of any other Person, then the Administrative Agent shall have the right to proceed against such other property, guarantee or endorsement upon the occurrence of any Event of Default, and the Administrative Agent shall have the right, in its sole discretion, to determine which rights, security, liens, security interests or remedies the Administrative Agent shall at any time pursue, relinquish, subordinate, modify or take with respect thereto, without in any way modifying or affecting any of them or the Secured Obligations or any of the rights of the Administrative Agent or the holders of the Secured Obligations under this Security Agreement, under any of the other Credit Documents or under any other document relating to the Secured Obligations.

      25. Joint and Several Obligations of Grantors.
          -----------------------------------------

      (a) Subject to subsection (c) of this Section 25, each of the Grantors is accepting joint and several liability hereunder in consideration of the financial accommodation to be provided by the holders of the Secured Obligations, for the mutual benefit, directly and indirectly, of each of the Grantors and in consideration of the undertakings of each of the Grantors to accept joint and several liability for the obligations of each of them.

      (b) Subject to subsection (c) of this Section 25, each of the Grantors jointly and severally hereby irrevocably and unconditionally accepts, not merely as a surety but also as a co-debtor, joint and several liability with the other Grantors with respect to the payment and performance of all of the Secured Obligations arising under this Security Agreement, the other Credit Documents and any other documents relating to the Secured Obligations, it being the intention of the parties hereto that all the Secured Obligations shall be the joint and several obligations of each of the Grantors without preferences or distinction among them.

      (c) Notwithstanding any provision to the contrary contained herein, in any other of the Credit Documents or in any other documents relating to the Secured Obligations, the obligations of each Grantor that is a Guarantor under the Credit Agreement and the other Credit Documents shall be limited to an aggregate amount equal to the largest amount that would not render such obligations subject to avoidance under Section 548 of the Bankruptcy Code of the United States or any other applicable Debtor Relief Law (including any comparable provisions of any applicable state law).

                        [remainder of page intentionally left blank]

      Each of the parties hereto has caused a counterpart of this Security Agreement to be duly executed and delivered as of the date first above written.

GRANTORS:
--------                      REHABCARE GROUP, INC.,
                              a Delaware Corporation

                              By:/s/ John H. Short
                                 -----------------
                              Name: John H. Short
                              Title: Chief Executive Officer

                              AMERICAN VITALCARE, INC.,
                              a California corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer

                              MANAGED ALTERNATIVE CARE, INC.,
                              a California corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer

                              PHASE 2 CONSULTING, INC.,
                              a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer

                              REHABCARE GROUP OF CALIFORNIA, INC.,
                              a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer

                              REHABCARE GROUP EAST, INC.,
                              a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer


                           [Signature Pages Continue]

                              REHABCARE GROUP MANAGEMENT SERVICES, INC., a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer

                              REHABCARE GROUP OF TEXAS, L.P.,
                              a Texas limited partnership

                              By:   RehabCare Group, Inc.,
                                    a Delaware corporation, as its General
                                    Partner

                                    By:/s/ John H. Short
                                       -----------------
                                    Name: John H. Short
                                    Title: Chief Executive Officer

                              REHABCARE GROUP OF VIRGINIA LLC,
                              a Virginia limited liability company

                              By:   RehabCare Group East, Inc.,
                                    a Delaware corporation, as its Managing
                                    Member

                                    By:/s/ Vincent L. Germanese
                                       ------------------------
                                    Name: Vincent L. Germanese
                                    Title: Senior Vice President and Chief
                                           Financial Officer

                              REHABCARE SANTA MONICA, INC.,
                              a Delaware corporation

                              By:/s/ Jeff A. Zadoks
                                 ------------------
                              Name: Jeff A. Zadoks
                              Title: Treasurer

                              REHABCARE TEXAS HOLDINGS, INC.,
                              a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer



                           [Signature Pages Continue]

                              RHB, LLC,
                              a California limited liability company

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Manager


                              SALT LAKE PHYSICAL THERAPY ASSOCIATES, INC., a Utah corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer

                              STARMED MANAGEMENT, Inc.,
                              a Delaware corporation

                              By:/s/ Vincent L. Germanese
                                 ------------------------
                              Name: Vincent L. Germanese
                              Title: Senior Vice President and Chief Financial
                                     Officer

Accepted and agreed to as of the date first above written.

BANK OF AMERICA, N.A.,
as Administrative Agent

By:/s/ David A. Johanson
   ---------------------
Name:  David A. Johanson
Title: Vice President

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



Date:  November 8, 2004


                                                By: /s/           John H. Short
                                                    ---------------------------
                                                                  John H. Short
                                                                  President and
                                                        Chief Executive Officer
                                                          RehabCare Group, Inc.

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



Date:  November 8, 2004

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

                                                                   Exhibit 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. Short, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                By: /s/           John H. Short
                                                    ---------------------------
                                                                  John H. Short
                                                                  President and
                                                        Chief Executive Officer
                                                          RehabCare Group, Inc.
                                                               November 8, 2004



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

                                                                   Exhibit 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent
L. Germanese, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                By: /s/    Vincent L. Germanese
                                                    ---------------------------
                                                           Vincent L. Germanese
                                                         Senior Vice President,
                                                        Chief Financial Officer
                                                                  and Secretary
                                                          RehabCare Group, Inc.
                                                               November 8, 2004


* A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.