Form 10-K
period 2004-12-31
REHABCARE GROUP INC
filed 2005-03-16
CIK 812191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 0-19294

RehabCare Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0265872 (I.R.S. Employer Identification No.)

7733 Forsyth Boulevard, 23rd Floor, St. Louis, Missouri 63105 (Address of principal executive offices and zip code) Registrant’s telephone number, including area code: (314) 863-7422

Securities registered pursuant to Section 12(b) of the Act:	Name of exchange on which registered:
Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

                 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  .

                Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    No

                The aggregate market value of voting stock held by non-affiliates of Registrant at June 30, 2004 was $431,335,431. At March 7, 2005, the Registrant had 16,658,534 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                Part II of this Annual Report on Form 10-K incorporates by reference information contained in the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2004.

                Part III of this Annual Report on Form 10-K incorporates by reference information contained in the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 3, 2005.

PART I

                This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include, but are not limited to, our ability to integrate acquisitions and to implement client partnering relationships within the expected timeframes and to achieve the revenue and earnings levels from such acquisitions and relationships at or above the levels projected; changes in and compliance with governmental reimbursement rates and other regulations or policies affecting our continuing businesses; our ability to attract new client relationships or to retain and grow existing client relationships through expansion of our hospital rehabilitation and contract therapy service offerings and the development of alternative product offerings; the future financial results of InteliStaf Holdings, Inc., our unconsolidated affiliate, and the effect of those results on our financial condition and results of operations; the adequacy and effectiveness of our operating and administrative systems; our ability and the additional costs of attracting administrative, operational and professional employees; significant increases in health, workers compensation and professional and general liability costs; litigation risks of our past and future business, including our ability to predict the ultimate costs and liabilities or the disruption of its operations; competitive and regulatory effects on pricing and margins; and general and economic conditions, including efforts by governmental reimbursement programs, insurers, healthcare providers and others to contain healthcare costs.

ITEM 1.      BUSINESS

                The terms “RehabCare,” “our company,” “we” and “our” as used herein refer to “RehabCare Group, Inc.”

Overview of Our Company

                 RehabCare Group, Inc., a Delaware corporation, is a leading provider of rehabilitation program management services in more than 800 hospitals, nursing homes and other long-term care facilities. In partnership with these facilities, we provide post-acute program management, medical direction, physical rehabilitation, quality assurance, compliance review, specialty programs and census development services. We also provide healthcare management consulting services primarily to hospitals.

                 Established in 1982, we have more than 20 years experience helping healthcare providers increase revenues and reduce costs while effectively and compassionately delivering rehabilitation services. We believe our clients place a high value on our extensive experience in assisting them to implement clinical best practices, to address competition for patient services, and to navigate the complexities inherent in managed care contracting and government reimbursement systems. Over the years, we have diversified our program management services to include management services for inpatient rehabilitation facilities within hospitals, skilled nursing units, outpatient rehabilitation programs, freestanding skilled nursing and long-term care and assisted living facilities. We also provide healthcare management consulting services.

                 We hold approximately 25% of the equity of InteliStaf Holdings, Inc., a privately held healthcare staffing company, resulting from our sale of our StarMed staffing division to InteliStaf in February 2004. Under accounting rules, we do not consolidate the financial condition and results of operations of the staffing business, but account for our minority investment in InteliStaf under the equity method.

                 We offer our portfolio of program management and consulting services to a highly diversified customer base. In all, we have relationships with more than 800 hospitals, nursing homes and other long-term care facilities located in 37 states, the District of Columbia and Puerto Rico.

                 For the year ended December 31, 2004, we had consolidated operating revenues of $383.8 million, operating earnings of $41.8 million, net income of $23.2 million and diluted earnings per share of $1.38.

Industry Overview

                 As a provider of program management services, our revenues and growth are affected by trends and developments in healthcare spending. The Centers for Medicare and Medicaid Services (CMS) estimated that in 2003 total healthcare expenditures in the United States grew by 7.7% to $1.7 trillion, down from a 9.3% increase the previous year, marking the first time in seven years that healthcare spending has slowed. CMS also reports that hospital spending also slowed, but increased 6.5% in 2003.

                 CMS further projects that total healthcare spending in the United States will grow an average of 7.3% annually from 2005 through 2013. According to these estimates, healthcare expenditures will account for approximately $3.4 trillion, or 18.4%, of the United States gross domestic product by 2013. CMS is taking steps in several areas to control the growth of healthcare spending.

                 Demographic considerations affect long-term growth projections for healthcare spending. While we deliver therapy to adults of all ages, the bulk of our services are delivered to persons 65 and older. According to the U.S.Census Bureau’s 2000 census, there were approximately 35 million U.S. residents aged 65 or older, comprising approximately 13% of the total United States population. The number of U.S. residents aged 65 or older is expected to climb to approximately 40 million by 2010 and to approximately 54 million by 2020. By 2030, the number of U.S. residents 65 and older is estimated to reach approximately 70 million, or 20%, of the total population. Due to the increasing life expectancy of U.S. residents, the number of people aged 85 years or older is also expected to increase from 4.3 million to 9.6 million by 2030.

                 We believe that healthcare expenditures and longer life expectancy of the general population will place increased pressure on healthcare providers to find innovative, efficient means of delivering healthcare services. In particular, many of the health conditions associated with aging — such as stroke and heart attack, neurological disorders and diseases and injuries to the muscles, bones and joints — will increase the demand for rehabilitative therapy. These trends, combined with the need for client hospitals to move their patients into the appropriate level of care on a timely basis, will encourage healthcare providers to efficiently direct patients to inpatient rehabilitation units, outpatient therapy, freestanding skilled nursing therapy programs and home health.

                 The growth of managed care and its focus on cost control has encouraged healthcare providers to deliver quality care at the lowest cost possible. While generally less aggressive than managed care, Medicare and Medicaid incentives also have driven declines in average inpatient days per admission. In many cases, patients are treated initially in the higher cost, acute-care hospital setting. After their condition has stabilized, they are either moved to a lower cost setting, such as a skilled nursing facility, or are discharged to their home and treated on a home health or outpatient basis. Thus, while hospital inpatient admissions have continued to grow, the number of average inpatient days per admission has declined.

                 Many healthcare providers partner with companies who will manage either individual or a broad range of product lines. Partnering allows healthcare providers to take advantage of the specialized expertise of contract management companies, enabling them to concentrate on the businesses they know best, such as facility and acute-care management. Continued reimbursement pressures under managed care and Medicare have driven healthcare providers to look for additional sources of revenue. As constraints on overhead and operating costs have increased and manpower has been reduced, partnering with providers of ancillary and post-acute services has become more important in order to increase patient volumes and provide services at a lower cost while maintaining high quality standards.

By partnering with contract management companies, healthcare facilities may be able to:

•	Improve Clinical Quality. Program managers focused on rehabilitation are able to develop and employ best practices, which benefit client facilities and their patients.

•
Increase Volumes. Through the addition of specialty services such as rehabilitative care and skilled nursing, patients who were being discharged to other venues for treatment can now remain in the hospital setting. This allows hospitals to capture revenues that would otherwise be realized by another provider. Upon discharge, patients can return for outpatient care, creating added revenues for the provider. New services also help hospitals attract new patients. The addition of a managed rehabilitation program helps skilled nursing facilities attract residents by broadening their scope of services.

•	Optimize Utilization of Space. Inpatient services help hospitals optimize physical plant space to treat patients who are within specific diagnoses of the particular hospital’s targeted service lines.

•
Increase Cost Control. Because of their extensive experience in the product line, contract management companies can offer pricing structures that effectively control a healthcare provider’s financial risk related to the service provided. For hospitals and other providers that utilize program managers, the result is often lower average cost than that of self-managed programs. As a result, the facility is able to increase its revenues without having to increase administrative staff or incur other fixed costs.

•
Sign Agreements with Managed Care Organizations. Program managers often have the ability to improve clinical care by capturing and analyzing this information from a large number of acute rehabilitation and skilled nursing units, which an individual hospital could not do on its own without a substantial investment in specialized systems. Becoming part of a managed care network helps the hospital attract physicians, and in turn, attract more patients to the hospital.

•
Provide Access to Capital.  Contract management companies, particularly those which have access to public markets, are able to make capital available to their clients for adding programs and services like physical rehabilitative service or expanding existing programs when community needs dictate.

•
Enhance Care Management.  The efficient flow of patients through all phases of their acute and post-acute care has a significant influence on a hospital’s outcomes and financial performance. Providers of specialty care services can supply the expertise, training, data management and personnel necessary to manage this process.

4

•
Obtain Reimbursement Advice. Contract management companies often employ reimbursement specialists who are available to assist client facilities in interpreting complicated regulations within a given specialty — a highly valued service in the changing healthcare environment.

•
Obtain Clinical Resources and Expertise. Rehabilitation service providers have the ability to develop and implement clinical training and program development that will provide best practices for clients.

•
Ensure Appropriate Levels of Staffing for Rehabilitation Professionals. Therapy staffing in both hospitals and skilled nursing settings presents unique challenges that can be facilitated by a provider with national presence. Program managers have the ability to manage staffing levels to address the fluctuating clinical needs of the host facility.

•
Improve Profitability. Rehabilitation service providers are equipped to support the clinical needs of the facility and to manage staffing levels such that the client’s overall profitability for their rehabilitation patients is improved.

                 Of the approximately 4,900 general acute-care hospitals in the United States, an estimated 1,120 hospitals operate inpatient acute rehabilitation units, of which we estimate approximately 15%-20% currently partner with providers of acute rehabilitation program management services.

                 Of the total population of skilled nursing facilities in the United States, there are an estimated 5,900 facilities that are ideal prospects for our contract therapy services. In addition to skilled nursing facilities, we have expanded our service offerings to deliver therapy management services in additional settings such as long-term care and assisted living facilities.

Overview of Our Business Units

                 We currently operate in two business segments, program management services, which consists of two business units — hospital rehabilitation services and contract therapy and healthcare management consulting. The following table describes the services we offer within these business units.

Business Segments	Description of Service	Benefits to Client

Program Management Services:
Hospital Rehabilitation Services:
Inpatient Acute Rehabilitation Units:	High acuity rehabilitation for conditions such as strokes, orthopedic conditions and head injuries.	Affords the client opportunities to retain and expand market share in the post-acute market by offering specialized clinical rehabilitation services to patients who might otherwise be discharged to a setting outside the client’s facility.

Skilled Nursing Units:	Lower acuity rehabilitation but often more medically complex than acute rehabilitation units for conditions such as stroke, cancer, heart failure, burns and wounds.

Outpatient	Outpatient therapy programs for hospital-based and satellite programs (primarily sports and work-related injuries).	Helps bring patients into the client’s facility and helps the client compete with freestanding clinics.

Contract Therapy	Rehabilitation services in freestanding skilled nursing, long-term care and assisted living facilities for neurological, orthopedic and other medical conditions.	Affords the client the ability to fulfill the continuing need for therapists on a full-time or part-time basis. Offers the client a better opportunity to improve the quality of the programs.

Healthcare Management Consulting	Strategic and financial planning, performance improvement, physicians’ services and revenue cycle services for healthcare providers in the United States.	Provides management advisory services and solutions to healthcare provider executives in several key success areas.

Financial information about each of our business segments is contained in Note 18 “Industry Segment Information” to our consolidated financial statements.
6

The following table summarizes by geographic region in the United States our program management locations as of December 31, 2004.

Geographic Region	Acute Rehabilitation/ Skilled Nursing Units	Outpatient Therapy Programs	Contract Therapy Programs

Northeast Region	18/1	4	34
Southeast Region	21/4	16	74
North Central Region	28/1	4	200
Mountain Region	4/1	1	49
South Central Region	35/3	14	274
Western Region	6/19	0	59
Puerto Rico	1/0	0	0

Total	113/29	39	690

                 Program Management Services

                 Inpatient

                 We have developed an effective business model in the prospective payment environment, and we are instrumental in helping our clients achieve favorable outcomes in their inpatient rehabilitation settings.

                 Acute Rehabilitation. Since 1982, our inpatient division has been the market leader in operating acute rehabilitation units in acute-care hospitals on a contract basis. As of December 31, 2004, we managed inpatient acute rehabilitation units in 113 hospitals for patients with diagnoses including stroke, orthopedic conditions, arthritis, spinal cord and traumatic brain injuries.

                 Of the approximately 3,780 acute-care hospitals that do not currently operate acute rehabilitation units, we estimate that as many as 1,060 meet our general criteria for support of acute rehabilitation units in their markets. We believe that there is an opportunity for growth to the extent that many of the hospitals currently operating their own acute rehabilitation units re-evaluate the efficiency of their operations and consider partnering with companies such as ours for management services.

                 We establish acute rehabilitation units in hospitals that have vacant space and unmet rehabilitation needs in their markets. We also work with hospitals that currently operate acute rehabilitation units to determine the projected level of cost savings we can deliver to them by implementing our scheduling, clinical protocol and outcome systems. In the case of hospitals that do not operate acute rehabilitation units, we review their historical and existing hospital population, as well as the demographics of the geographic region, to determine the optimal size of the proposed acute rehabilitation unit and the potential of the new unit under our management to generate revenues sufficient to cover anticipated expenses.

                 Our relationships with hospitals take a number of different forms. Our historical approach is a contractual relationship for management services averaging about 3 years in duration. More recently, we have developed joint ownership agreements allowing us to jointly own rehabilitation units and facilities with our host hospital clients. These relationships provide the potential for additional profitability, significantly longer in duration partnerships, but require additional capital compared to our historical approach.

                 We are generally paid by our clients on the basis of a negotiated fee per discharge or per patient day pursuant to contracts that are typically for terms of three to five years. These contracts are generally subject to termination or renegotiation in the event the hospital experiences a material change in the reimbursement it receives from government or other providers.

                 An acute rehabilitation unit affords the hospital the ability to offer rehabilitation services to patients who might otherwise be discharged to a setting outside the hospital. A unit typically consists of 20 beds and is staffed with a program director, a physician/medical director and clinical staff, which may include a psychologist, physical and occupational therapists, a speech/language pathologist, a social worker, a case manager, and other appropriate supporting personnel.

                 Skilled Nursing Units. In 1994, the inpatient division added a skilled nursing service line in response to client requests for management services and our strategic decision to broaden our inpatient services. As of December 31, 2004, we managed 29 inpatient skilled nursing units. The hospital-based skilled nursing unit enables patients to remain in a hospital setting where emergency needs can be met quickly as opposed to being sent to a freestanding skilled nursing facility. The unit is located within the acute-care hospital and is separately licensed.

                 We are paid by our clients on a flat monthly fee basis or on the basis of a negotiated fee per patient day pursuant to contracts that are typically for terms of three to five years. The hospital benefits by retaining patients who would be discharged to another setting, capturing additional revenue and utilizing idle space. A skilled nursing unit treats patients who require less intensive levels of rehabilitative care, but who have a greater need for nursing care. Patients’ diagnoses are typically long-term and medically complex, covering approximately 60 clinical conditions, including stroke, post-surgical conditions, pulmonary disease, cancer, congestive heart failure, burns and wounds.

                 Outpatient

                 In 1993, we began managing outpatient therapy programs that provide therapy services to patients with work-related and sports-related illnesses and injuries. As of December 31, 2004, we managed 39 hospital-based and satellite outpatient therapy programs. An outpatient therapy program complements the hospital’s occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation units and medical/surgical beds.An outpatient therapy program also attracts patients into the hospital and is conducted either on the client hospital’s campus or in satellite locations controlled by the hospital.

                 We believe our management of outpatient therapy programs delivers increased productivity through our scheduling, protocol and outcome systems, as well as through productivity training for existing staff. We also provide our clients with expertise in compliance and quality assurance. Typically, the program is staffed with a facility director, four to six therapists and two to four administrative and clerical staff. We are typically paid by our clients on the basis of a negotiated fee per unit of service.

                 During 2004, we further developed our capability to provide rehabilitation therapy services in a freestanding clinic setting. An example of this, is our contractual relationship with Signature Healthcare Foundation which provides us the opportunity to develop such clinics with a significant group of orthopedic surgeons.

                 Contract Therapy

                 In 1997, we added therapy management for freestanding skilled nursing facilities to our service offerings. This program affords the client the opportunity to fulfill its continuing need for therapists on a full-time or part-time basis without the need to hire and retain full-time staff. As of December 31, 2004, we managed 690 contract therapy programs.

                 Our typical contract therapy client has 120 beds, a portion of which are licensed as skilled nursing beds. We manage therapy services, including physical and occupational therapy and speech/language pathology for the skilled nursing facility and in other settings that provide services to the senior population. Our broad base of staffing service offerings — full-time and part-time — can be adjusted at each location according to the facility’s and its patients’ needs.

                 We are generally paid by our clients on the basis of a negotiated patient per diem rate or a negotiated fee schedule based on the type of service rendered.Typically, our contract therapy program is led by a full-time program coordinator who is also a therapist, and two to four full-time professionals trained in physical and occupational therapy or speech/language pathology.

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

                 Our operations are guided by a defined set of strategies aimed at advancing both the profitability and growth of our company. The strategies focus on several distinct areas:

                 Target Markets.  To leverage our resources and maximize economies of scale, we are targeting markets where we already have significant market share or where there are sufficient growth opportunities in post-acute healthcare. Our current target markets include Norfolk, Virginia, Philadelphia, Pennsylvania, and St. Louis, Missouri.

                 Acquisitions.  We will pursue an aggressive acquisition strategy over the next few years focusing on: 1) providers that fill in the service gaps within our target markets, 2) those that already have a strong presence within their markets, or 3) those that are “plug-and-play” with our existing operations. In 2004, we acquired CPR Therapies, LLC, American VitalCare, Inc., Phase 2 Consulting, Inc. and Cornerstone Rehabilitation, LLC, four companies that fit this criteria.

                 Joint Ownership Arrangements.  By forming joint ownership arrangements and other shared risk relationships with market-leading healthcare providers, we are creating larger, longer and potentially more profitable relationships.

                 Hospital-based Rehabilitation Stabilization/Growth.  To stabilize the net openings rate for our hospital-based programs, we are employing several strategies to retain existing business and attract new business. These strategies include utilizing our available capital to expand and enhance the programs we manage for clients thereby creating longer-term relationships with existing clients and linking together our hospital and non-hospital based programs to present a unified post-acute solution for patients.

                 Skilled Nursing Facility-based Rehabilitation Profitability/Growth.  Through our target market approach, we are linking our programs at skilled nursing facilities with our hospital-based programs to create continuums of care and to share resources. In 2004, we added 222 new sites to this service line (110 by acquisition).

                 Clinical Research and Development.  Our clinicians treat about 14,000 patients daily and have captured data on more than 700,000 patients. Through this initiative, we are working to determine which treatments help patients most quickly regain their lives and at the lowest cost, thereby improving our outcomes.

                 Information Technology and Management.  To truly integrate all of our program sites, we need to expand our IT ability. By enhancing our handheld technology system, we will gain the ability to transfer patient data and clinical expertise among all of our sites.

                 Access to Capital.  Our balance sheet and credit line provides us with access to the capital required to carry out our other strategies. Our balance sheet includes $53 million in cash ($3.1 million of which is restricted) at December 31, 2004 and a $4 million average monthly operating cash flow for the year ended December 31, 2004. We also carry minimal debt and have a $90 million credit line, expandable to $125 million.

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

                 If we fail to comply with the laws and regulations directly applicable to our business, we could suffer civil penalties, criminal penalties and/or be excluded from contracting with providers participating in Medicare, Medicaid and other federal and state healthcare programs. Likewise, if our hospital, skilled nursing facility and/or other clients fail to comply with the laws and regulations applicable to their businesses, they also could suffer civil penalties, criminal penalties and/or be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs. In either event, such consequences could either directly or indirectly have an adverse impact on our business.

                 Facility Licensure, Medicare Certification, and Certificate of Need. Our clients are required to comply with state facility licensure, federal Medicare certification, and certificate of need laws in certain states that are not generally applicable to us.

                 Generally, facility licensure and Medicare certification follow specific standards and requirements. Compliance is monitored by various mechanisms, including periodic written reports and on-site inspections by representatives of relevant government agencies.Loss of licensure or Medicare certification by a healthcare facility with which we have a contract would likely result in termination of that contract.

                 A few states require that healthcare facilities obtain state permission prior to entering into contracts for the management of their services.Some states also require that healthcare facilities obtain state permission in the form of a certificate of need prior to constructing or modifying their space, purchasing high-cost medical equipment, or adding new healthcare services.If a certificate of need is required, the process may take up to 12 months or more, depending on the state.The certificate of need application may be denied if contested by a competitor or if the new facility or service is deemed unnecessary by the state reviewing agency.A certificate of need is usually issued for a specified maximum expenditure and requires implementation of the proposed improvement or new service within a specified period of time. If our client is unable to obtain a certificate of need, we may not be able to implement a contract to provide therapy services.

                 Professional Licensure and Corporate Practice. Many of the healthcare professionals employed or engaged by us are required to be individually licensed or certified under the applicable state’s laws. We take steps to ensure that our licensed healthcare professionals possess all necessary licenses and certifications, and we believe that our employees and independent contractors comply with all applicable state laws.

                 In some states, for profit corporations are restricted from practicing therapy through the direct employment of therapists. In order to comply with the restrictions imposed in such states, we contract to obtain therapy services from an entity permitted to employ therapists.

                 Reimbursement. Federal and state laws and regulations establish payment methodologies and mechanisms for healthcare services covered by Medicare, Medicaid and other government healthcare programs. While applicable to our clients and not generally applicable to us, these laws and regulations still have an indirect impact on our business.

                 Medicare pays acute-care hospitals for most inpatient hospital services under a payment system known as the “prospective payment system.” Under this system, acute-care hospitals are paid a specific amount toward their operating costs based on the diagnosis-related or case-mix group to which each Medicare patient is assigned, regardless of the amount of services provided to the patient or the length of the patient’s hospital stay. The amount of reimbursement assigned to each diagnosis-related or case-mix group is established prospectively by the Centers for Medicare and Medicaid Services, an agency of the Department of Health and Human Services.

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

                 The prospective payment system for inpatient rehabilitation facilities is similar to the diagnosis-related group payment system used for acute-care hospital services but uses a case-mix group rather than a diagnosis-related group. Each patient is assigned to a case-mix group based on clinical characteristics and expected resource needs as a result of information reported on a “patient assessment instrument” which is completed upon patient admission and discharge. Under the prospective payment system, a hospital may keep the difference between its case-mix group payment and its operating costs incurred in furnishing patient services, but is at risk for operating costs that exceed the applicable case-mix group payment.

                 We believe that the prospective payment system for inpatient rehabilitation facilities favors low-cost, efficient providers, and that our efficiencies gained through economies of scale and our focus on cost management position us well in the current reimbursement environment.

                 Skilled nursing facilities and units are also subject to a prospective payment system based on resource utilization group classifications. This was targeted to reduce government spending on skilled nursing services.

                 Reimbursement for outpatient rehabilitation services is based on the lesser of the provider’s actual charge for such services or the applicable Medicare physician fee schedule amount established by the Centers for Medicare and Medicaid Services. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a skilled nursing facility, an assisted living facility, a physician’s office, or the office of a therapist in private practice. Under current law, an outpatient therapy program that is not designated as being hospital provider-based is subject to annual limits on payment for therapy services. These annual therapy caps have, however, been suspended through December 31, 2005.

                 On April 30, 2004, the Centers for Medicare and Medicaid Services announced a final rule revising criteria for classifying hospitals as inpatient rehabilitation facilities. We know this rule as the “modified 75% rule.” The final rule became effective for cost reporting periods beginning on or after July 1, 2004. The rule provides for a three-year transition period with increasing percentages of the total patient population that will be required to have one of the qualifying medical conditions. Commencing on July 1, 2004, the annual percentage phase-in will be 50%, 60%, 65% and finally 75% after July 1, 2007. As part of the 2004 appropriations bill, the “modified 75% rule” implementation was delayed until the General Accounting Office completes a study to confirm or challenge the rule’s basis. That study is likely due to the Centers for Medicare and Medicaid Services during the first quarter of 2005. Unless the study’s findings are inconsistent with the rule, implementation would begin no later than 60 days thereafter, but with the original cost report base year of July 1, 2004.

                 This rule is designed to manage the types of rehabilitation patients cared for in the acute rehabilitation unit and to save money for the program. As the transition progresses toward the ultimate goal of 75%/25% there is an increasing risk to the acute rehabilitation unit that patients will need to be turned away in order to comply with the rule. This in turn results in reduced revenues for the unit and the host hospital. The impact of the rule on any one unit depends upon its patient mix, referral patterns, clinical programs of the host hospital, subsequent instructions from CMS and fiscal intermediaries interpreting the rule and other factors. Steps that acute rehabilitation units can take to mitigate the impact of the rule include: clinical education and training to enhance capability of staff to provide care for patients with more complex medical conditions; new referral sources to support compliance; market models of care that foster movement of patients to the most clinically appropriate and cost effective setting; and bed expansions in units where appropriate.

                 Health Information Practices. Subtitle F of the Health Insurance Portability and Accountability Act of 1996 was enacted to improve the efficiency and effectiveness of the healthcare system through the establishment of standards and requirements for the electronic transmission of certain health information. To achieve that end, the statute requires the Secretary of the Department of Health and Human Services to promulgate a set of interlocking regulations establishing standards and protections for health information systems, including standards for the following:

•	the development of electronic transactions and code sets to be used in those transactions;

•	the development of unique health identifiers for individuals, employers, health plans, and healthcare providers;

•	the security of protected health information in electronic form;

•	the transmission and authentication of electronic signatures; and

•	the privacy of individually identifiable health information.

                 Final rules setting forth standards for electronic transactions and code sets, for the privacy of individually identifiable health information, enforcement actions and for the security of protected health information in electronic form have been promulgated. These rules apply to health plans, healthcare clearinghouses and healthcare providers who transmit any healthcare information in electronic form in connection with certain administrative and billing transactions. The electronic transaction and code set standards and rules with respect to the privacy of individually protected healthcare information are effective. Compliance with the final rules concerning the security of protected healthcare information in electronic form is required by April 20, 2005.

                 The final rule that adopts the standard for unique health identifiers for healthcare providers was published on January 23, 2004. Healthcare providers can begin applying for national provider identifiers on the effective date of the final rule, which is May 23, 2005. Healthcare providers covered by the Act must obtain and use provider identifiers by the compliance date of May 23, 2007.

                 We have reviewed the final rules and through the efforts of our company-based task force have instituted new policies and procedures designed to comply with these regulations. In addition, a company-wide training effort for all employees on the application of the regulations to their job role has been implemented and is ongoing as new regulations are implemented.

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

                 A number of states have in place statutes and regulations that prohibit the same general types of conduct as that prohibited by the federal anti-kickback statute. Some states’ antifraud and anti-kickback laws apply only to goods and services covered by Medicaid. Other states’ antifraud and anti-kickback laws apply to all healthcare goods and services, regardless of whether the source of payment is governmental or private.

                 In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, federal law allows individuals to bring lawsuits on behalf of the government in what are known as qui tam or “whistleblower” actions, alleging false or fraudulent Medicare or Medicaid claims and certain other violations of federal law. The use of these private enforcement actions against healthcare providers and their business partners has increased dramatically in the recent past, in part, because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment.

                 Anti-Referral Laws.   The federal Stark law generally provides that, if a physician or a member of a physician’s immediate family has a financial relationship with a healthcare entity, the physician may not make referrals to that entity for the furnishing of designated health services covered under Medicare or Medicaid unless one of several specific exceptions applies.For purposes of the Stark law, a financial relationship with a healthcare entity includes an ownership or investment interest in that entity or a compensation relationship with that entity. Designated health services include physical and occupational therapy services, durable medical equipment, home health services, and inpatient and outpatient hospital services. The Centers for Medicare and Medicaid Services have promulgated regulations interpreting the Stark law and, in instances where the Stark law applies to our activities, we have instituted policies which set standards intended to prevent violations of the Stark law.

                 The federal government will make no payment for designated health services provided in violation of the Stark law.In addition, sanctions for violating the Stark law include civil monetary penalties of up to $15,000 per prohibited service provided and exclusion from any federal, state, or other government healthcare programs. There are no criminal penalties for violation of the Stark law.

                 A number of states have in place statutes and regulations that prohibit the same general types of conduct as that prohibited by the federal Stark law described above.Some states’ Stark laws apply only to goods and services covered by Medicaid. Other states’ Stark laws apply to certain designated healthcare goods and services, regardless of whether the source of payment is a governmental or private payor.

                 Corporate Compliance Program. In recognition of the importance of achieving and maintaining regulatory compliance and establishing a culture of ethical conduct, we have a corporate compliance program that defines general standards of conduct and procedures that promote compliance with business ethics, regulations, law and accreditation standards. We have compliance standards and procedures to be followed by our employees that are reasonably capable of reducing the prospect of criminal conduct and encouraging the practice of ethical behavior. We have designed systems for the reporting of potential wrongdoing, intentional or unintentional, through various means including a toll-free hotline whereby individuals may report anonymously. We have a system of auditing and monitoring to detect potentially criminal acts as well as to assist us in determining the training needs of our employees.

                 A key element of our compliance program is ongoing communication and training of employees so that it becomes a part of our day-to-day business operations. A compliance committee consisting of three independent members of our board of directors has been established to oversee implementation and ongoing operations of our compliance program, to enforce our compliance program through appropriate disciplinary mechanisms and to ensure that all reasonable steps are taken to respond to an offense and to prevent further similar offenses. Our compliance officer has direct access to the board of directors and training efforts include members of the board. As a company, we keep informed of the Office of the Inspector General’s publications and are in the process of reviewing the Supplemental Compliance Program Guidance for Hospitals issued January 31, 2005 as it relates to our compliance efforts. We are not aware of the existence of any current activities on the part of any of our employees that would not be materially in compliance with our programs and policies.

Competition

                Our program management business competes with companies that may offer one or more of the same services. The fundamental challenge in this line of business is convincing our potential clients, primarily hospitals and skilled nursing facilities, that we can provide rehabilitation services more efficiently than they can themselves. Among our principal competitive advantages are our reputation for quality, cost effectiveness, a proprietary outcomes management system, innovation and price, and the location of programs within our clients’ facilities.

                We rely on our ability to attract, develop and retain therapists and program management personnel. We compete for these professionals with other healthcare companies, as well as actual and potential clients, some of whom seek to fill positions with either regular or temporary employees.

Employees

                 As of December 31, 2004, we had approximately 9,600 employees, approximately 3,800 of which were full-time employees, in our program management services business. The physicians who are the medical directors of our acute rehabilitation units are independent contractors and not our employees. None of our employees is subject to a collective bargaining agreement.

Non-Audit Services Performed by Independent Accountants

                Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934 and Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our audit committee to be performed by KPMG LLP, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the period covered by this Form 10-K, our audit committee pre-approved non-audit services related to tax compliance, assistance with documenting controls under Sarbanes-Oxley Section 404 and due diligence assistance on potential acquisitions and the disposition of our healthcare staffing division.

Web Site Access to Reports

                Our Form 10-K, Form 10-Qs, definitive proxy statements, Form 8-Ks, and any amendments to those reports are made available free of charge on our web site at www.rehabcare.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.

ITEM 2.      PROPERTIES

                We currently lease approximately 71,000 square feet of executive office space in Clayton, Missouri under a lease that expires in the year 2007. In addition to the monthly rental cost, we are also responsible for specified increases in operating costs. In addition, we and our subsidiaries lease the following space used for offices and/or therapy units:

Location	Approximate Square Footage	Lease Expiration

Salt Lake City, UT	16,000	2012
Shreveport, LA	8,000	2011
Anaheim, CA	8,000	2005
Salt Lake City, UT	6,000	2006
Williamsburg, VA	3,000	2009
Austin, TX	2,000	2008
Tyler, TX	1,000	2005
Bowling Green, KY	1,000	2006

                 We also lease several additional locations each with less than 500 square feet of space.

ITEM 3.      LEGAL PROCEEDINGS

                 We had been named as a defendant in two lawsuits in the United States District Court for the Eastern District of Missouri that alleged violations of the federal securities laws. Certain of our former and current directors and officers were also named in the action. On September 30, 2004, the court dismissed the suit with prejudice for failure to state a claim. The plaintiffs initially filed a notice of appeal with the Eighth Circuit Court of Appeals, but abandoned the appeal by submission of a motion for dismissal. The district court entered a final judgment dismissing the appeal on January 28, 2005.

                A derivative lawsuit is pending in the Circuit Court of St. Louis County, Missouri against us and certain of our former and current directors and is based upon substantially the same facts as were alleged in the federal securities class action. This suit was filed on behalf of the derivative plaintiff by a law firm that had earlier filed suit against us in the federal case. The federal court hearing the securities law class action had stayed discovery in the derivative proceeding until the federal court made its ruling on our motion to dismiss. We have recently been informed by the attorneys for the derivative plaintiff that they intend to request a hearing in the state case for the purpose of obtaining a scheduling order on discovery.

                 In July 2003, a former independent contractor of ours and a former Baxter County Regional Hospital physical therapist filed a civil action, under the qui tam and whistleblower provisions of the False Claims Act, in the United States District Court for the Eastern District of Arkansas. The plaintiffs seek back pay, civil penalties, treble damages, and special damages from us and Baxter. The allegations contained in the suit relate to the proper clinical diagnoses, for Medicare reimbursement purposes, of patients treated at the hospital’s acute rehabilitation unit for which Baxter received reimbursement in excess of $5,000,000. The plaintiffs filed the original action on August 21, 2000, under seal. After an investigation by the United States Department of Justice, on June 3, 2003, the government declined to intervene and the seal was lifted. The plaintiffs filed an amended complaint, and we and Baxter were served and notified of the civil action on July 15, 2003. We and Baxter also initiated an internal and external audit that concluded the allegations were unfounded and that we and Baxter were in compliance with Medicare regulations. We have agreed to indemnify Baxter for all fees and expenses on all counts arising out of the action except for the whistleblower count brought by Baxter’s therapist. We and Baxter both filed separate motions to dismiss the action. The Court denied Baxter’s motion to dismiss, but granted our motion to dismiss with respect to the individual claim under the whistleblower provisions of the False Claims Act but not the other claims against us under the False Claims Act. The parties are currently engaged in discovery with respect to the remaining claims.

                 On May 6, 2004 we filed a civil action against The Queen’s Medical Center, in the United States District Court for the District of Hawaii, for breach of contract, including past due service fees plus interest in the amount of approximately $300,000. On May 26, 2004, Queens filed an answer to our complaint and a counterclaim against us, alleging breach of contract and seeking indemnification for amounts of alleged incorrect billings submitted by the skilled nursing unit we managed, additional management fees already paid to us, and an estimate of their attorney’s fees, with respect to the counterclaim. Since that time, legal counsel for Queens advised the court and us that the Queen’s demand for indemnification and counterclaims against us were based on fabricated documents. The parties are engaged in settlement discussions pursuant to which we and Queens agreed that an independent third party would conduct an audit of a representative sample of medical records to determine if there were any incorrect billings. The independent third party has concluded that there were no incorrect billings. These findings were submitted to Queen’s Medicare fiscal intermediary who confirmed that there were no incorrect billings. Although the counterclaim against us has not been dismissed as yet, we do not believe that Queen’s counterclaim has any merit.

                 The Wage and Hour Division of the United States Department of Labor has been conducting an investigation of our former staffing division. The investigation is focused on minimum wage and overtime compensation of employees who worked as on-call coordinators. After a review by us of the staffing division’s wage and overtime practices with respect to office and field staff employees who also worked on-call shifts, we and the Department of Labor reached an agreement with respect to the payment by us of approximately $150,000 in the aggregate to these employees. Each employee will be sent a check, which if cashed, will release his or her claim under the Fair Labor Standards Act (but not any state law claims) for the period reviewed. These employees can also elect not to cash the check and file suit individually.

                 Several federal lawsuits have been filed by certain on-call, recruiting and staffing coordinators seeking overtime compensation and related damages under both federal and state law. These individuals were employed by our former staffing division. Three of these cases have been consolidated in the United States District Court for the Central District of California. The individuals sought to bring a collective or class action on behalf of all similarly situated persons. On January 3, 2005, the court granted plaintiffs’ motion to send notice of collective action to present and former staffing division employees although the court did not specify the exact group of employees to which the notice should be directed. At the same time, the court denied the plaintiffs’ request to proceed as class action under the California state law claims. Upon entry of the order allowing notices of collective action to be sent and the actual mailing of the notices, the employees to which the notices are directed will have the opportunity to opt into the case for claims dating back two years (three years if a willful violation is proven) from the date the employee files a consent to join the case. Plaintiffs’ counsel has informed us that it intends to file a separate state court class action reasserting the California state law claims, but we have no knowledge of such suit at this time.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not applicable.

PART II

ITEM 5.      MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED
                     STOCKHOLDER MATTERS

                Information concerning our Common Stock is included under the heading “Stock Data” in our Annual Report to Stockholders for the year ended December 31, 2004 and is incorporated herein by reference.

ITEM 6.      SELECTED FINANCIAL DATA

                Our Six-Year Financial Summary is included in our Annual Report to Stockholders for the year ended December 31, 2004 and is incorporated herein by reference.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

                 During 2004, we primarily derived our revenue from our program management services segment, which includes inpatient programs (both acute rehabilitation and skilled nursing units), outpatient therapy programs and contract therapy programs and from healthcare management consulting. Prior to 2004, we also derived a significant portion of our revenue from our healthcare staffing segment. On February 2, 2004, we consummated the sale of the StarMed Staffing division to InteliStaf Holdings, Inc. and received approximately 25% of the equity of InteliStaf in return. After the consummation date, the financial condition and results of operations of the staffing division were no longer consolidated in our financial statements and our interest in InteliStaf has been accounted for under the equity method. Summarized information about our revenues and earnings from operations in each segment is provided below.

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Revenues from Unaffiliated Customers:
Program management:
Hospital rehabilitation services	$190,731	$185,831	$179,746
Contract therapy	171,339	130,847	105,276

Program management total	362,070	316,678	285,022
Healthcare staffing	16,727	223,952	277,543
Healthcare management consulting (1)	5,367	—	—
Less intercompany revenues (2)	(318)	(1,308)	—

Total	$383,846	$539,322	$562,565

Operating Earnings (Loss):
Program management:
Hospital rehabilitation services	$33,065	$33,557	$32,256
Contract therapy	10,208	5,836	9,124

Program management total	42,273	39,393	41,380
Healthcare staffing (3)	(78)	(52,503)	(1,683)
Healthcare management consulting (1)	224	—	—
Restructuring charge	(1,615)	(1,286)	—

Total	$41,804	$(14,396)	$39,697

(1)	Represents operating revenues and operating profits generated by Phase 2 Consulting, which was acquired on May 3, 2004.

(2)	Intercompany revenues represent sales of services, at market rates, between our operating divisions.

(3)
The 2004 operating loss for healthcare staffing contains a $485,000 gain realized on the sale of the business on February 2, 2004. The 2003 operating loss for healthcare staffing contains a $43.6 million loss to state net assets and liabilities held for sale at their fair value less estimated costs to sell.

Revenues

                 We derive substantially all of our revenues from fees paid directly by healthcare providers rather than through payment or reimbursement by government or other third-party payers. Our inpatient and outpatient therapy programs are typically provided through agreements with hospital clients with three to five-year terms. Our contract therapy services are typically provided under one to two year agreements primarily with hospitals and skilled nursing facilities.

                 During the three year period ended December 31, 2004, we experienced annual declines in patient days of between 1.3% and 6.9% reflecting the continued trend of reduced inpatient rehabilitation lengths of stay. Under the per diem billing method used in 2002 and in all prior years (all prior to the Prospective Payment System for rehabilitation units in hospitals) our revenues would have been adversely affected by this trend, however, during 2002 we transitioned the majority of our contracts to a per discharge billing method mitigating the aforementioned negative impact. The per discharge billing method is now our preferred method as it aligns our interests with those of our hospital clients who bill government programs using a similar approach.

                 Material changes in the rates or methods of government reimbursements to our clients for services rendered in the programs that we manage could give us or our clients the right to renegotiate existing contracts to include terms that are more or less favorable to us. An example of a change in method includes the change in contracting methodology discussed above which changed from a per diem billing approach to a per discharge approach for a significant number of our contracts. An example of a change in government reimbursement is the modified 75% Rule as described in detail in the “Reimbursement” section of the Business Overview in Part I of this Form 10-K. We estimate that this new rule had a negative impact of approximately $600,000 on revenues in the fourth quarter of 2004. Furthermore, we believe the new rule may prevent us from achieving our historical same store growth rates in the immediate future.

                 Results of Operations

                 The following table sets forth the percentage that selected items in the consolidated statements of earnings bear to operating revenues for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

Operating revenues	100.0%	100.0%	100.0%
Cost and expenses:
Operating	71.7	75.8	73.4
Selling, general and administrative:
Divisions	8.5	12.1	13.3
Corporate	6.4	4.9	4.7
Restructuring charge	.4	.2	—
Loss on assets held for sale	—	8.1	—
Depreciation and amortization	2.2	1.6	1.5
Gain on sale of business	(.1)	—	—

Operating earnings (loss)	10.9	(2.7)	7.1
Other expense, net	(.2)	(.1)	(.1)

Earnings (loss) before income taxes and
equity in net loss of affiliate	10.7	(2.8)	7.0
Income tax expense (benefit)	4.5	(.3)	2.7
Equity in net loss of affiliate	(.2)	—	—

Net earnings (loss)	6.0%	(2.5)%	4.3%

Twelve Months Ended December 31, 2004 Compared to Twelve Months Ended December 31, 2003

Revenues
	2004	2003	% Change

	(dollars in thousands)
Hospital rehabilitation services	$190,731	$185,831	2.6%
Contract therapy	171,339	130,847	30.9
Healthcare staffing	16,727	223,952	(92.5)
Healthcare management consulting	5,367	—	N/A
Less intercompany revenues	(318)	(1,308)	(75.7)

Consolidated revenues	$383,846	$539,322	(28.8)%

                 The decline in consolidated operating revenues from 2003 to 2004 is primarily attributable to the sale of the healthcare staffing division which was consummated on February 2, 2004. Revenues for each of the other operating segments increased from 2003 as further discussed below.

                 Hospital Rehabilitation Services.  The March 1, 2004 acquisition of VitalCare contributed $11.1 million of revenue in 2004. This increase and an increase in average revenue per location were offset by a decline in the average number of units, excluding those added by the VitalCare acquisition, operated during 2004. The average number of outpatient units managed in fiscal year 2004 declined 13.7% from fiscal year 2003. This decline was the result of closures of certain smaller, less profitable units and from greater competition from physician practices. The average revenue per location in the outpatient business increased 6.7% year-over-year from $1.0 million to $1.1 million. Overall, the average number of hospital rehabilitation services locations managed by the division increased 1.2% from 181.5 in fiscal year 2003 to 183.7 in fiscal year 2004. The average revenue per unit in the inpatient business remained flat at $1.0 million per location. A 4.7% increase in same store discharges was offset by lower revenues per unit at the VitalCare units acquired in 2004 and at facilities opened during the year due to typical new unit ramp-up.

                 Contract Therapy.   The 30.9% increase in contract therapy revenues can be attributed to both strong business development efforts and to the $11.6 million of additional revenue attributable to the acquisitions of CPR Therapies and Cornerstone Rehabilitation in 2004. The average number of contract therapy locations, including those acquired during 2004, managed by the division during the period increased 27.8% from 460 in the twelve months ended December 31, 2003 to 588 in the twelve months ended December 31, 2004. The average revenue per location increased 2.4% year-over-year from $285,000 to $291,000. This increase was the result of strong growth in the division’s same store revenues for the periods being compared; however, some of this growth was offset by the termination of several large, mature programs in the second quarter of 2004 and the smaller average size of the sixty CPR Therapies facilities purchased in February 2004 and fifty Cornerstone Rehabilitation facilities purchased in December 2004.

Cost and Expenses
	2004	% of Revenue	2003	% of Revenue

	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$275,242	71.7%	$408,559	75.8%
Division selling, general and administrative	32,499	8.5	65,055	12.1
Corporate selling, general and administrative	24,615	6.4	26,680	4.9
Restructuring charge	1,615	0.4	1,286	0.2
Loss on assets held for sale	—	—	43,579	8.1
Depreciation and amortization	8,556	2.2	8,559	1.6
Gain on sale of business	(485)	(0.1)	—	—

Total costs and expenses	$342,042	89.1%	$553,718	102.7%

                The ratios of operating expenses and selling, general and administrative expenses as a percentage of revenues were significantly affected by the sale of our healthcare staffing division. Historically, the healthcare staffing division’s operating and selling, general and administrative expenses as a percentage of division revenues were higher than our other divisions. As a result, with the divestiture of that division, we experienced improvements in those ratios on a year-over-year basis. However, despite a $2.1 million or 7.7% reduction in corporate selling, general and administrative expenses, the consolidated ratio of corporate selling, general and administrative expenses to revenue deteriorated as corporate overheads were allocated over the remaining operating units. Total depreciation and amortization expense was flat year-over-year as lower depreciation and amortization resulting from the divestiture of the healthcare staffing division was offset by increased amortization on intangible assets relating to the acquisitions of CPR, VitalCare and Cornerstone and the write-off of a software license that we no longer have plans to use. The gain on sale of business and loss on assets held for sale both pertain to the sale of the healthcare staffing division. In 2003, the net assets of that division were written down to their estimated fair value less costs to sell. When the division was sold in 2004, a gain was recognized representing the net impact of changes in the underlying asset and liability values and adjustments to the estimated costs to sell.

                 In July 2003, we announced a comprehensive multifaceted restructuring program to return us to growth and improved profitability. As a result of the restructuring plan, we recognized a pre-tax restructuring expense of $1.3 million for severance, outplacement and exit costs. In connection with the sale of our healthcare staffing division in February 2004, we initiated a series of restructuring activities to reduce the cost of corporate overhead that had previously been absorbed by the staffing division. These activities included the elimination of approximately 40 positions, exiting a portion of leased office space at our corporate headquarters and the write-off of certain abandoned leasehold improvements associated with the office space consolidation. In addition, we modified the term of the stock options of certain StarMed employees to allow them additional time to exercise vested options. As a result of these actions, we recorded a pre-tax restructuring charge of approximately $1.7 million.

	2004	% of Unit Revenue	2003	% of Unit Revenue

	(dollars in thousands)
Hospital Rehabilitation Services:
Operating expenses	$125,160	65.6%	$123,327	66.3%
Division selling, general and administrative	15,922	8.4	15,173	8.2
Corporate selling, general and administrative	11,270	5.9	8,446	4.5
Depreciation and amortization	5,314	2.8	5,328	2.9

Total costs and expenses	$157,666	82.7%	$152,274	81.9%

Contract Therapy:
Operating expenses	$132,850	77.5%	$103,723	79.3%
Division selling, general and administrative	12,810	7.5	11,803	9.0
Corporate selling, general and administrative	12,253	7.1	8,150	6.2
Depreciation and amortization	3,218	1.9	1,335	1.0

Total costs and expenses	$161,131	94.0%	$125,011	95.5%

Healthcare Staffing:
Operating expenses	$13,598	81.3%	$182,817	81.6%
Division selling, general and administrative	2,757	16.5	38,079	17.0
Corporate selling, general and administrative	935	5.6	10,084	4.5
Depreciation and amortization	—	—	1,896	0.8
Loss on assets held for sale	—	—	43,579	19.5
Gain on sale of business	(485)	(2.9)	—	—

Total costs and expenses	$16,805	100.5%	$276,455	123.4%

Healthcare Management Consulting:
Operating expenses	$3,952	73.7%	$—	—
Division selling, general and administrative	1,010	18.8	—	—
Corporate selling, general and administrative	157	2.9	—	—
Depreciation and amortization	24	0.4	—	—

Total costs and expenses	$5,143	95.8%	$—	—

                Hospital Rehabilitation Services. The improvement in the ratio of direct operating expenses to division revenue is primarily due to lower direct operating expenses at the VitalCare units and an increase in management only contracts versus full staffing agreements, partially offset by an increase in our provision for doubtful accounts in fiscal year 2004 as a result of our normal assessment of payment risk. Division selling, general, and administrative costs increased as a percentage of revenue as savings resulting from the consolidation of inpatient and outpatient overhead activities were offset by higher general and administrative expenses associated with VitalCare operations. Depreciation and amortization expense as a percentage of operating revenues declined slightly as a result of a decline in the allocation of software amortization to the division, partially offset by an increase in amortization of certain intangible assets associated with the acquisition of VitalCare. The net effect of revenue growth, overall cost control improvements at the divisional level, and the absorption of additional corporate overhead during the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003 was a $0.5 million decline in hospital rehabilitation service’s operating earnings from $33.6 million to $33.1 million.

                 Contract Therapy.   Total contract therapy costs and expenses increased in the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003 primarily due to the increase in direct operating expenses resulting from the increased number of contract therapy locations being managed by the division. As a percentage of net revenues, the division’s direct operating expenses decreased year-over-year. Part of this improvement was due to the moratorium put on the Medicare Part B caps in December 2003. In addition to the benefit from the moratorium, the division also saw reductions in wages and wage related expenses, as a percentage of revenues, through improvements in therapist productivity and reduced benefit costs. Offsetting a portion of these improvements was an increase in our provision for doubtful accounts in 2004 to mitigate some of the risk associated with a few specific accounts in our receivables portfolio. Contract therapy has continued to leverage its division selling, general and administrative costs, which decreased as a percentage of revenues from 2003 to 2004. Much of the division’s growth has occurred in markets where there are already existing programs, making it easier to manage more programs per manager, thereby increasing selling, general and administrative wages at a rate considerably less than the rate revenues have increased. Depreciation and amortization expense as a percentage of operating revenues increased year-over-year due to the amortization of the division’s proprietary information system implemented in the second half of 2003, and the amortization related to certain intangible assets associated with the acquisitions of CPR and Cornerstone. The net effect of the revenue growth, overall cost control improvements at the divisional level and the absorption of additional corporate overhead during the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003 was a $4.4 million increase in contract therapy’s operating earnings from $5.8 million to $10.2 million.

                 Non-operating Items

                 Interest income increased by $0.3 million from $0.1 million in 2003 to $0.4 million in 2004, primarily due to higher average invested balances and some increase in interest rates in the second half of the year.

                 Interest expense in 2004 primarily consists of interest related to subordinated promissory notes issued in connection with the CPR, VitalCare and Conerstone acquisitions, commitment fees paid on the unused portion of our line of credit, letter of credit fees and amortization of deferred loan origination fees. Compared to 2003, interest expense in 2004 increased as a result of the issuance of the subordinated promissory notes, higher amounts of letters of credit to support insurance programs and the write-off of approximately $0.1 million of deferred loan origination fees as a result of replacing our line of credit which, was scheduled to expire in August 2005. We had no outstanding balance against our line of credit as of December 31, 2004 and December 31, 2003.

                 The provision for income taxes in 2004 was an expense of $17.0 million compared to a benefit of $1.6 million in 2003, reflecting effective income tax rates of 41.6% and 10.5%, respectively. The effective rates for both 2004 and 2003 were significantly impacted by a component of the loss on the sale of the StarMed staffing division related to goodwill, which was not deductible for tax purposes.

                 Diluted earnings per share was $1.38 in 2004 compared to diluted loss per share of $0.86 in 2003. This improvement was principally the result of improved contribution margins during 2004 as well as the $30.6 million after tax impairment charge in 2003 related to the net assets held for sale in our former staffing division.

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

                 Hospital rehabilitation services revenues, consisting of hospital inpatient and outpatient programs, increased by $6.1 million to $185.8 million in 2003, or 3.4% from $179.7 million in 2002. Inpatient revenues increased $6.1 million, or 4.7% from $130.7 million in 2002 to $136.9 million in 2003. Revenue per program increased 5.8%, offsetting a 1.1% decline in the average number of programs operated. Growth in revenue per program is a result of the average number of discharges per unit increasing 2.6% year-over-year. Outpatient revenues remained flat year-over-year, reflecting an 11.7% decrease in the average number of programs operated, offset by a 13.2% increase in revenue per outpatient program. Growth in outpatient revenue per program is a result of termination of a number of smaller contracts with limited long-term opportunity and a 3.4% increase in average patient visits per location.

                 Contract therapy revenue increased by 24.3% from $105.3 million in 2002 to $130.8 million in 2003 despite the negative revenue impact of the Medicare Part B therapy caps that were in effect from September 1 through December 8 of 2003. The primary driver of this increase was the success in the division’s sales efforts, which increased the average number of contract therapy programs managed 21.6% from 378.1 in 2002 to 459.9 in 2003. Also contributing to the revenue increase was a 2.2% increase in the average revenue per location from approximately $278,000 to approximately $285,000, resulting from same store growth and the continued focus on opening larger programs.

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

                 Cost and Expenses

                 Consolidated operating expenses in 2003 decreased by $4.5 million or 1.1% to $408.6 million compared to $413.1 million in 2002. As a percentage of sales, operating expenses (excluding provision for doubtful accounts) increased to 75.1% in 2003 versus 72.6% in 2002, primarily reflecting the migration of the skill mix in the staffing division to more highly credentialed professionals, lower productivity in the contract therapy division due to a complex information system conversion during the third quarter of 2003 and increased labor, benefit and insurance costs in all divisions. The provision for doubtful accounts as a percentage of operating revenues decreased from 0.8% in 2002 to 0.7% in 2003 due primarily to improvement in the aging categories of the staffing division’s accounts receivable primarily during the first half of the year. Division selling, general and administrative expenses as a percentage of operating revenues decreased from 13.3% in 2002 to 12.1% in 2003 primarily due to reductions of costs, as a percent of division operating revenues in contract therapy, the outpatient division of hospital rehabilitation services and healthcare staffing, partially offset by increases in the inpatient division of hospital rehabilitation services. Corporate selling, general and administrative expenses of $26.7 million in 2003 were flat year-over-year compared to 2002, but increased as a percentage of operating revenues to 4.9% in 2003 compared to 4.7% in 2002. The increase as a percentage of operating revenues was primarily attributable to increased costs for the arrangements entered into during the second quarter of 2003 with Phase 2 Consulting, Inc. and the former President and CEO of the Company. Under the terms of the Phase 2 agreement, we paid a monthly fee of $55,000 and reimbursement of business expenses. In addition, Phase 2 earned an incentive fee of $125,000 based on predetermined performance standards. The consulting agreement with the former CEO continued his monthly compensation and car allowance of approximately $45,000 until June 2004. In addition, we incurred higher legal fees during 2003 to research and comment on the Centers for Medicare and Medicaid Services 75% rule. These cost increases were offset by cost decreases resulting from tighter cost controls instituted in the second half of the year combined with the favorable impact of restructuring activities initiated during the third quarter. Depreciation and amortization expense as a percentage of operating revenues increased to 1.6% from 1.5% due to depreciation expense recorded on additional capital expenditures.

                 On July 30, 2003, we announced a comprehensive, multifaceted restructuring program to help return the Company to growth and improved profitability. As part of the restructuring program, we eliminated 61 positions in an effort to reduce corporate support functions and better align corporate overhead with the operating divisions. As a result of the restructuring plan, we recognized a pretax restructuring charge of $1.3 million. Included in this restructuring charge is $1.1 million of severance and outplacement costs and $0.2 million for exit costs related to the closing of five StarMed branches. The restructuring charge was reflected as a separate component of costs and expenses for 2003.

                 On December 30, 2003, we announced that we had entered into a Stock Purchase and Sale Agreement with InteliStaf pursuant to which InteliStaf would acquire our healthcare staffing division in exchange for approximately 25% of the common stock of InteliStaf on a fully diluted basis. This transaction subsequently closed on February 2, 2004. In accordance with the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the healthcare staffing operation were reported on our December 31, 2003 consolidated balance sheet as assets and liabilities held for sale and were measured at their net fair value less estimated costs to sell. We recognized a pretax impairment loss of $43.6 million to reduce the carrying value of goodwill associated with the staffing division and to accrue estimated selling costs. This impairment loss was recorded as a separate component of our costs and expenses for 2003.

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

                 Contract therapy direct operating expenses (excluding provisions for doubtful accounts) increased 32.6% from $76.6 million in 2002 to $101.5 million in 2003, which was due primarily to the increased number of contract therapy locations being managed by the division. As a percentage of net revenues, the division’s direct operating expenses increased from 72.7% of net revenues in 2002 to 77.6% of net revenues in 2003. Contributing to this increase in direct operating expenses was higher wages paid as a result of the tightening therapist labor market, as well as utilization of higher cost contract labor. In addition, productivity was negatively affected in the third quarter and early in the fourth quarter due to problems encountered during the implementation of our proprietary information system. The provision for doubtful accounts as a percentage of operating revenues increased from 1.5% of operating revenues in 2002 to 1.7% in 2003 as a result of our on-going review of accounts receivable risk. Contract therapy’s division selling, general and administrative expenses as a percentage of revenues decreased from 10.0% in 2002 to 9.0% in 2003 as the division increased revenues at a faster rate than its selling, general and administrative expenses. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, increased slightly as a percentage of operating revenues from 6.1% to 6.2%. Depreciation and amortization expense, as a percentage of operating revenues, remained flat at 1.0% of operating revenues year-over-year.

                 In the staffing division, direct operating expenses (excluding provision for doubtful accounts) decreased 15.1%, or $32.3 million, due to the decrease in weeks worked, offset by changes within certain operating expense categories as described below. Gross profit margins in the supplemental staffing division decreased from 23.5% in 2002 to 19.1% in 2003, while gross profit margins in the travel division decreased in 2003 to 18.3% compared to 21.7% in 2002. The decrease in gross profit margin in the supplemental staffing division is primarily the result of increases in workers compensation, professional and general liability and medical insurance claims cost. The decrease in gross profit margin within the travel staffing division was a result of changes to bonuses paid to travelers; market pricing decreases in radiologist bill rates and increases in workers compensation and professional and general liability. The provision for doubtful accounts decreased $1.2 million in 2003 compared to 2002, primarily as a result of the normal evaluation of the creditworthiness of our clients showing improvement in accounts receivable aging. Division selling, general and administrative expenses decreased by $10.1 million or 21.0% as a result of branch consolidations in the first quarter of 2003 and decreases in administrative personnel. This resulted in a decrease in divisional selling, general and administrative expenses as a percentage of operating revenues from 17.4% in 2002 to 17.0% in 2003. Corporate general and administrative expenses, which represent allocations of corporate office expenses based upon utilization by divisions, decreased for the division as a percentage of operating revenues from 4.7% to 4.5%. Depreciation and amortization expenses as a percentage of operating revenues increased from 0.7% in 2002 to 0.8% in 2003 primarily due to similar expense on less revenue.

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

                 Diluted loss per share was $0.86 in 2003 compared to diluted earnings per share of $1.38 in 2002. This decline was principally the result of the $30.6 million after tax impairment charge in 2003 related to the net assets held for sale of our staffing division and the significant decline in demand for staffing agency services.

Liquidity and Capital Resources

                 As of December 31, 2004, we had $50.4 million in cash and cash equivalents and restricted cash of $3.1 million and a current ratio, the amount of current assets divided by current liabilities, of 2.3 to 1. Working capital decreased by $0.5 million to $76.5 million as of December 31, 2004 as compared to $77.0 million as of December 31, 2003. This decrease is primarily the result of an increase in the current portion of long-term debt attributable to the acquisitions of CPR, VitalCare and Cornerstone, increased accounts payable resulting primarily from computer software and hardware acquisitions near year end and increased accrued salaries and wages primarily for incentive accruals. The number of days’ average net revenue in net receivables was 66.5 and 72.0 (adjusted to exclude receivables related to the staffing division) at December 31, 2004 and 2003, respectively.

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

                 On October 12, 2004, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., U.S. Bank National Association, Harris Trust and Savings Bank, National City Bank, Comerica Bank and SunTrust Bank, as participating banks in the lending group. The Amended and Restated Credit Agreement is an expandable $90 million, five-year revolving credit facility that replaces our former $125 million revolving line of credit, dated August 29, 2000, which was scheduled to expire in August 2005. The new revolving credit facility is expandable to $125 million upon our notice to the lending group, subject to our continued compliance with the terms of the Amended and Restated Credit Agreement. The new credit facility features reduced bank fees and interest rate spreads and significantly enhances our financial flexibility. At December 31, 2004 and 2003, we had no balance outstanding against our line of credit.

                 We have approximately $10.0 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount we may borrow under the line of credit.  We also have a $4.2 million promissory note issued to our workers compensation carrier as additional collateral. The promissory note is not recorded as a liability on the consolidated balance sheet as it only becomes payable upon an event of default as defined in the security agreement with the workers compensation carrier. Finally, as additional collateral, we have a trust agreement with our professional and general liability insurance carrier under which we have deposited $3.1 million for their benefit in an escrow account. Our access to these funds is restricted and the insurance carrier may only draw on these funds in the event of a default as defined in the trust agreement.

                 As part of the purchases of CPR, VitalCare and Cornerstone, we issued long-term subordinated promissory notes to the respective selling parties. These notes bear interest at rates ranging from 6%-8%. As of December 31, 2004, approximately $6.9 million of these notes remained outstanding. In addition, as part of our arrangement with Signature Healthcare Foundation, we extended a $2.0 million line of credit to Signature. At December 31, 2004, Signature had drawn approximately $0.9 million against this line of credit.

                 In connection with the development and implementation of additional programs, including developing joint venture relationships, we may incur capital expenditures for acquisitions of property, renovations, equipment and deferred costs to begin operations. In addition, we expect to expend capital to implement our acquisition strategy. During 2004, we expended approximately $24.4 million in cash, net of cash acquired, for the acquisition of new businesses. These funds were all derived from cash generated from operations.

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

Effect of Recent Accounting Pronouncements

                 In December 2004, the Financial Accounting Standards Board enacted Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment” (“Statement 123R”) which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123R requires the measurement of all share-based payments to employees using a fair value based method and the recognition of such fair value as expense in our consolidated statements of earnings. The provisions of Statement 123R are effective for fiscal periods beginning after June 15, 2005. Accordingly adoption of this standard is required for our third fiscal period in 2005, earlier adoption is encouraged. If we were to adopt the provisions of Statement 123R on January 1, 2005, based on our current estimates, we would recognize equity compensation expense, net of tax benefits, of between $2.5 to $3.0 million in 2005. This estimate is based on continuing to expense amounts computed under the provisions of Statement 123 for options granted prior to the adoption of Statement 123R and an estimate of the expense that will be recognized for new options that we expect to grant during 2005. This estimate is subject to change based on the actual grants of stock options in 2005 and the fair value of those stock options as determined on the date of grant.

                 In December 2004, the Financial Accounting Standards Board enacted Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“Statement 153”). Statement 153

eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. Statement 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of Statement 153 will have on our consolidated results and financial condition but we do not expect it to have a material impact.

Commitments and Contractual Obligations

                The following table summarizes our scheduled contractual commitments, exclusive of interest, as of December 31, 2004 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years	Other

Operating leases	$8,903	$2,705	$4,460	$931	$807	$—
Purchase obligations	1,295	1,275	20	—	—	—
Long-term debt	6,873	4,731	2,142	—	—	—
Other long-term liabilities (1)	4,088	—	—	—	—	4,088

Total	$21,159	$8,711	$6,622	$931	$807	$4,088

(1) We maintain a nonqualified deferred compensation plan for certain employees. Under the plan, participants may defer up to 100% of their base cash compensation. The amounts are held in trust in designated investments and remain our property until distribution. Because distribution of funds is at the election of the participants, we are not able to predict the timing of payments against this obligation. At December 31, 2004, we owned trust assets with a value approximately equal to the total amount of this obligation.

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

                 Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

                 Allowance for Doubtful Accounts. We make estimates of the collectability of our accounts receivable balances. We determine an allowance for doubtful accounts based upon an analysis of the collectability of specific accounts, historical experience and the aging of the accounts receivable. We specifically analyze customers with historical poor payment history and customer creditworthiness when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance as of December 31, 2004 was $69.6 million, net of allowance for doubtful accounts of $5.1 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We continually evaluate the adequacy of our allowance for doubtful accounts and make adjustments in the periods any excess or shortfall is identified.

                 Goodwill and Other Intangibles .The cost of acquired companies is allocated first to their identifiable assets, both tangible and intangible, based on estimated fair values. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.

                 Under Statement of Financial Accounting Standards (“Statement”) No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment. If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss would be recognized in the consolidated statement of earnings in an amount equal to the excess carrying value.

                 On December 30, 2003, we announced that we had entered into a Stock Purchase and Sale Agreement with InteliStaf pursuant to which InteliStaf would acquire our healthcare staffing division, in exchange for approximately 25% of the common stock of InteliStaf on a fully diluted basis. This transaction subsequently closed on February 2, 2004. In accordance with the requirements of Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of our healthcare staffing operation were reported on our December 31, 2003 consolidated balance sheet as assets and liabilities held for sale and were measured at their net fair value less estimated costs to sell. We recognized an impairment loss of $43.6 million to reduce the carrying value of goodwill associated with the staffing division and to accrue estimated selling costs. This impairment loss was computed in accordance with the provisions of Statement No. 142. We engaged a third party valuation firm to assist us in determining the fair value of consideration given and received in the contemplated transaction with InteliStaf. This value, less estimated costs to sell, was compared to the carrying value of the healthcare staffing division to ascertain if any impairment existed. Because the estimated fair value less costs to sell was less than the carrying value of the staffing business, we performed the second step of the goodwill impairment test to determine the amount of the implied fair value of goodwill and in turn the amount of impairment. The impairment loss was recorded as a separate component of costs and expenses in our consolidated statement of earnings for the year ended December 31, 2003.

                 As required by Statement No. 142, we also conducted an annual impairment assessment of goodwill related to our hospital rehabilitation services, contract therapy and healthcare management consulting businesses and determined that goodwill is not impaired. The test required comparison of the estimated fair value of these businesses to our book value. The estimated fair value was based on a discounted cash flow analysis. Assumptions and estimates about future cash flows and discount rates are often subjective and can be affected by a variety of factors, including external factors such as economic trends and government regulations, and internal factors such as changes in our forecasts or in our business strategies. We believe the assumptions used in our impairment analysis are reasonable and appropriate; however, different assumptions and estimates could affect the results of our impairment analysis and in turn result in an impairment charge. If an impairment loss should occur in the future, it could have a material adverse impact on our results of operations. At December 31, 2004, unamortized goodwill related to our hospital rehabilitation services, contract therapy and healthcare management consulting businesses was $42.9 million, $21.3 million and $4.1 million, respectively.

                 Health, Workers Compensation, and Professional Liability Insurance Accruals. We maintain an accrual for our health, workers compensation and professional liability claim costs that are partially self-insured and are classified in accrued salaries and wages (health insurance) and accrued expenses (workers compensation and professional liability) in our consolidated balance sheets. At December 31, 2004, the combined amount of these accruals was approximately $12.7 million. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on actuarial computations and industry experience and trends. In analyzing the accruals, we also consider the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals as appropriate in the period in which we make such a determination. The ultimate cost of these claims may be greater than or less than the established accruals. While we believe that the recorded amounts are appropriate, there can be no assurances that changes to management’s estimates will not occur due to limitations inherent in the estimation process.

                We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, if we become aware of such claims against us, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

                Investment in Unconsolidated Affiliate.  We account for our 25% equity investment in InteliStaf Holdings, Inc. using the provisions of APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” Our investment in InteliStaf was initially recorded at cost and we have since adjusted the carrying amount of the investment for our share of InteliStaf’s losses after the date of acquisition. In accordance with the provisions of APB 18, we must assess whether factors exist that may indicate a decrease in the value of our investment has occurred that is other than temporary. During 2004, InteliStaf incurred operating losses and the healthcare staffing industry as a whole continued a cyclical downturn. Accordingly, we concluded that an assessment was warranted to determine whether an other than temporary loss of value in our investment had occurred. We performed this assessment using several valuation techniques including discounted cash flows and multiples of earnings, revenues and cash flows. Additionally, we reviewed qualitative and quantitative evidence, both positive and negative, to assess whether a decline in value, if any, was other than temporary. Based on this analysis, we concluded there has not been an other than temporary decline in the value of our equity investment in InteliStaf and we made no adjustment to the carrying value of our investment, which is $39.3 million at December 31, 2004. We will continue to monitor the valuation of our investment in InteliStaf and will update our analysis as circumstances warrant. We believe the assumptions used in our analysis are reasonable and appropriate; however, different assumptions and estimates could affect the results of our analysis and in turn reflect a reduction in the carrying value of our investment and result in a charge to our statement of earnings. If such a reduction in investment value should occur in the future, it could have a material adverse impact on our net earnings.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Our borrowing capacity consists of a line of credit with interest rates that fluctuate based upon market indexes. As of December 31, 2004, we did not have any outstanding borrowings under this line of credit. As such, risk relating to interest rate fluctuations is considered minimal.

ITEM 8A. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
35

Report of Independent Registered Public Accounting Firm

The Board of Directors
RehabCare Group, Inc.:

                We have audited the accompanying consolidated balance sheets of RehabCare Group, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RehabCare Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
March 16, 2005

REHABCARE GROUP, INC. Consolidated Balance Sheets (dollars in thousands, except per share data)

	December 31,

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$50,405	$28,320
Restricted cash	3,073	—
Marketable securities, available-for-sale	—	10,065
Accounts receivable, net of allowance for doubtful
accounts of $5,074 and $3,422, respectively	69,565	62,744
Deferred tax assets	10,252	14,706
Other current assets	1,690	1,912

Total current assets	134,985	117,747
Marketable securities, trading	4,076	3,665
Equipment and leasehold improvements, net	15,149	14,063
Excess of cost over net assets acquired, net	68,340	48,729
Intangible assets, net	11,884	48
Assets held for sale	—	46,171
Investment in unconsolidated affiliate	39,269	—
Other	3,963	3,203

Total assets	$277,666	$233,626

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,731	$—
Accounts payable	3,521	763
Accrued salaries and wages	29,859	24,035
Income taxes payable	4,495	1,197
Accrued expenses	15,928	14,800

Total current liabilities	58,534	40,795
Long-term debt, less current portion	2,142	—
Deferred compensation	4,088	3,682
Deferred tax liabilities	5,874	1,423
Liabilities held for sale	—	9,771

Total liabilities	70,638	55,671

Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares,
none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares,
issued 20,553,232 shares and 20,144,577 shares as of
December 31, 2004 and 2003, respectively	206	201
Additional paid-in capital	120,592	114,704
Retained earnings	140,934	117,753
Less common stock held in treasury at cost,
4,002,898 shares as of December 31, 2004
and 2003	(54,704)	(54,704)
Accumulated other comprehensive earnings	—	1

Total stockholders’ equity	207,028	177,955

Total liabilities and stockholders’ equity	$277,666	$233,626

See accompanying notes to consolidated financial statements.
37

REHABCARE GROUP, INC. Consolidated Statements of Earnings (in thousands, except per share data)

	Year Ended December 31,

	2004	2003	2002

Operating revenues	$383,846	$539,322	$562,565
Costs and expenses:
Operating	275,242	408,559	413,081
Selling, general and administrative:
Divisions	32,499	65,055	74,621
Corporate	24,615	26,680	26,832
Restructuring charge	1,615	1,286	—
Loss on assets held for sale	—	43,579	—
Depreciation and amortization	8,556	8,559	8,334
Gain on sale of business	(485)	—	—

Total costs and expenses	342,042	553,718	522,868

Operating earnings (loss)	41,804	(14,396)	39,697
Interest income	393	140	319
Interest expense	(1,181)	(714)	(676)
Other income (expense), net	(55)	(338)	9

Earnings (loss) before income taxes and
equity in net loss of affiliate	40,961	(15,308)	39,349
Income tax expense (benefit)	17,049	(1,609)	14,954
Equity in net loss of affiliate	(731)	—	—

Net earnings (loss)	$23,181	$(13,699)	$24,395

Net earnings (loss) per common share:
Basic	$1.42	$(0.86)	$1.45

Diluted	$1.38	$(0.86)	$1.38

See accompanying notes to consolidated financial statements.
38

REHABCARE GROUP, INC. Consolidated Statements of Stockholders’ Equity (in thousands)

	Common Stock		Additional Paid-in capital	Retained earnings			Accumulated other compre- hensive earnings (loss)	Total stockholders’ equity
					Treasury
	Issued shares	Amount
					Shares	Amount

Balance, December 31, 2001	19,631	$196	$109,522	$107,057	2,303	$(17,757)	$18	$199,036
Components of comprehensive
earnings:
Net earnings	—	—	—	24,395	—	—	—	24,395
Change in unrealized gain (loss) on
marketable securities, net of tax	—	—	—	—	—	—	(21)	(21)

Total comprehensive earnings								24,374

Purchase of treasury stock	—	—	—	—	1,700	(36,947)	—	(36,947)
Exercise of stock options
(including tax benefit)	215	2	2,149	—	—	—	—	2,151

Balance, December 31, 2002	19,846	198	111,671	131,452	4,003	(54,704)	(3)	188,614
Components of comprehensive
earnings (loss):
Net loss	—	—	—	(13,699)	—	—	—	(13,699)
Change in unrealized gain (loss) on
marketable securities, net of tax	—	—	—	—	—	—	4	4

Total comprehensive loss								(13,695)

Exercise of stock options
including tax benefit)	299	3	3,033	—	—	—	—	3,036

Balance, December 31, 2003	20,145	201	114,704	117,753	4,003	(54,704)	1	177,955
Components of comprehensive
earnings:
Net earnings	—	—	—	23,181	—	—	—	23,181
Change in unrealized gain (loss) on
marketable securities, net of tax	—	—	—	—	—	—	(1)	(1)

Total comprehensive earnings								23,180

Modification of stock options	—	—	114	—	—	—	—	114
Exercise of stock options
(including tax benefit)	408	5	5,774	—	—	—	—	5,779

Balance, December 31, 2004	20,553	$206	$120,592	$140,934	4,003	$(54,704)	$—	$207,028

See accompanying notes to consolidated financial statements.
39

REHABCARE GROUP, INC. Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$23,181	$(13,699)	$24,395
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	8,556	8,559	8,334
Provision for doubtful accounts	4,392	4,036	4,511
Equity in net loss of affiliate	731	—	—
Write-down of investments	—	50	—
Loss on assets held for sale	—	43,579	—
Income tax benefit realized on exercise of
employee stock options	2,450	903	770
Restructuring charge	1,615	1,286	—
Gain on sale of business	(485)	—	—
Change in assets and liabilities:
Deferred compensation	260	(448)	407
Accounts receivable, net	(7,508)	(5,480)	(98)
Other current assets	222	32	(1,485)
Other assets	(227)	73	464
Net assets held for sale	1,903	—	—
Accounts payable	2,354	(1,111)	(1,608)
Accrued expenses	(855)	7,195	(7,742)
Accrued salaries and wages	4,446	944	1,438
Income taxes payable and deferred taxes	9,046	(12,100)	6,667

Net cash provided by operating activities	50,081	33,819	36,053

Cash flows from investing activities:
Additions to equipment and leasehold improvements, net	(7,142)	(5,337)	(8,546)
Purchase of marketable securities	(31,282)	(10,735)	(596)
Proceeds from sale/maturities of marketable securities	41,082	1,121	1,030
Increase in restricted cash	(3,073)	—	—
Disposition of business	(4,532)	—	—
Purchase of businesses, net of cash acquired	(24,440)	—	—
Cash in net assets held for sale	—	(1,550)	—
Other, net	(828)	(711)	(1,329)

Net cash used in investing activities	(30,215)	(17,212)	(9,441)

Cash flows from financing activities:
Principal payments on long-term debt	(540)	—	—
Purchase of treasury stock	—	—	(36,947)
Debt issuance costs	(570)	—	—
Exercise of stock options	3,329	2,133	1,381

Net cash provided by (used in) financing activities	2,219	2,133	(35,566)

Net increase (decrease) in cash and cash
equivalents	22,085	18,740	(8,954)
Cash and cash equivalents at beginning of year	28,320	9,580	18,534

Cash and cash equivalents at end of year	$50,405	$28,320	$9,580

See accompanying notes to consolidated financial statements.
40

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(1)           Overview of Company and Summary of Significant Accounting Policies

                Overview of Company

                RehabCare Group, Inc. (“the Company”) is a leading provider of program management services for inpatient rehabilitation and skilled nursing units, outpatient therapy programs and contract therapy services in conjunction with over 800 hospitals and skilled nursing facilities throughout the United States.

                On February 2, 2004, the Company consummated a Stock Purchase and Sale Agreement with InteliStaf Holdings, Inc. (“InteliStaf”) pursuant to which InteliStaf acquired all of the outstanding common stock of our former staffing division, StarMed Health Personnel, Inc. (“StarMed”). In return, the Company received a 25% equity interest, on a fully diluted basis, in InteliStaf.

                Principles of Consolidation

                The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company accounts for its investment in a less than 50% owned affiliate using the equity method. All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year presentation.

                Cash Equivalents and Marketable Securities

                Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

                The Company classifies its debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Investments at December 31, 2004 and 2003 consist of marketable equity and debt securities. All marketable securities included in current assets are classified as available-for-sale and as such, the difference between cost and market, net of taxes, is recorded as other accumulated comprehensive earnings. Unrealized gains or losses on such securities are not recognized in the consolidated statements of earnings until the securities are sold. All marketable securities in non-current assets are classified as trading, with all investment income, including unrealized gains or losses recognized in the consolidated statements of earnings. Non-current marketable securities include assets held in trust for the Company’s deferred compensation plan that are not available for operating purposes.

                Credit Risk

               The Company provides services to a geographically diverse clientele of healthcare providers throughout the United States. The Company performs ongoing credit evaluations of its clientele and does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover anticipated credit losses. The Company determines its allowance for doubtful accounts based upon an analysis of the collectability of specific accounts, historical experience and the aging of the accounts receivable. The Company specifically analyzes customers with historical poor payment history and customer creditworthiness when evaluating the

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

adequacy of the allowance for doubtful accounts. The Company continually evaluates the adequacy of its allowance for doubtful accounts and makes adjustments in the periods any excess or shortfall is identified.

Equipment and Leasehold Improvements

                Equipment and leasehold improvements are initially recorded at cost. Depreciation and amortization of equipment and leasehold improvements are computed using the straight-line method over the estimated useful lives of the related assets, principally: equipment – three to seven years and leasehold improvements – life of lease or life of asset, whichever is less. Upon retirement or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Repairs and maintenance are expensed as incurred.

                Excess of Cost Over Net Assets Acquired and Other Identifiable Intangible Assets

                 The excess of cost over net assets acquired relates to business combinations. Under Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized to expense, but instead tested for impairment at least annually and any related losses recognized in earnings when identified. See Note 6, “Excess of Costs Over Net Assets Acquired and Other Identifiable Intangible Assets” and Note 14, “Sale of Business” for further discussion. Other identifiable intangible assets with a finite life are amortized on a straight-line basis over their estimated lives.

                 Long-Lived Assets

                 Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. The Company reviews identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows was less than the carrying amount of the asset. See Note 14, “Sale of Business.”

                Disclosure About Fair Value of Financial Instruments

                The carrying amounts of cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable, accrued salaries and wages and accrued expenses approximate fair value because of the short maturity of these items.

Revenues and Costs

                The Company recognizes revenues and related costs in the period in which services are performed. Costs related to marketing and development are expensed as incurred.

                Health, Workers Compensation and Professional Liability Insurance Accruals

                The Company maintains an accrual for our health, workers compensation and professional liability claim costs that are partially self-insured and are classified in accrued salaries and wages (health insurance) and accrued expenses (workers compensation and professional liability). The Company determines the adequacy of these accruals by periodically evaluating historical experience

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

and trends related to claims and payments based on actuarial computations and industry experiences and trends. At December 31, 2004 and 2003, the balances for accrued health, workers compensation and professional liability were $3.0 million, $4.2 million, $5.5 million and $3.9 million, $4.5 million, $5.4 million, respectively.

                 Stock-Based Compensation

                The Company accounts for stock-based employee compensation plans using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations as permitted by Statement No. 123, “Accounting for Stock-Based Compensation.” Accordingly, stock-based employee compensation cost is not reflected in net earnings, as all stock options granted under the Company’s stock compensation plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement No. 123,the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,

	2004	2003	2002

	(in thousands, except per share data)
Net earnings (loss), as reported	$23,181	$(13,699)	$24,395
Add: Modification of stock options	114	—	—
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(3,399)	(3,657)	(5,130)

Pro forma net earnings (loss)	$19,896	$(17,356)	$19,265

Basic earnings (loss) per share: As reported	$1.42	$(0.86)	$1.45

Pro forma	$1.22	$(1.08)	$1.15

Diluted earnings (loss) per share: As reported	$1.38	$(0.86)	$1.38

Pro forma	$1.18	$(1.08)	$1.09

                 The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $9.60, $11.19 and $13.49 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2004 – expected dividend yield 0%, volatility of 35%-57%, risk free interest rate of 2.7%-3.8% and an expected life of 5 to 8 years; 2003 - expected dividend yield 0%, volatility of 55%-58%, risk free interest rate of 2.3%-3.5% and an expected life of 6 to 9 years; 2002 - expected dividend yield 0%, volatility of 55%, risk free interest rate of 3.8% and an expected life of 6 to 8 years.

                Income Taxes

                Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

enacted tax rates in effect for the year in which those differences are expected to be recovered or settled.

                Treasury Stock

                The purchase of the Company’s common stock is recorded at cost. Upon subsequent reissuance, the treasury stock account is reduced by the average cost basis of such stock.

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

 (2)          Marketable Securities

                Current marketable securities at December 31, 2003 consisted entirely of variable rate demand notes. Noncurrent marketable securities consist primarily of marketable equity securities ($1.1 million and $0.9 million at December 31, 2004 and 2003, respectively), corporate and government bonds ($1.3 million and $0.5 million at December 31, 2004 and 2003, respectively) and money market securities ($1.7 million and $2.3 million at December 31, 2004 and 2003, respectively) held in trust under the Company’s deferred compensation plan.

(3)           Allowance for Doubtful Accounts

                Activity in the allowance for doubtful accounts is as follows:

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Balance at beginning of year	$3,422	$5,181	$5,902
Provisions for doubtful accounts	4,392	4,036	4,511
Allowance transferred to assets held for sale	—	(2,134)	—
Accounts written off, net of recoveries	(2,740)	(3,661)	(5,232)

Balance at end of year	$5,074	$3,422	$5,181

(4) Equipment and Leasehold Improvements Equipment and leasehold improvements, at cost, consist of the following:

	December 31,

	2004	2003

	(in thousands)
Equipment	$31,913	$25,886
Leasehold improvements	3,134	3,188

	35,047	29,074
Less accumulated depreciation and amortization	19,898	15,011

	$15,149	$14,063

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(5)           Restricted Cash and Other Insurance Collateral Commitments

                Under the terms of the Company’s general and professional liability insurance policy, the insurance carrier requires that we provide collateral for reimbursement of claim payments. As one component of the collateral, we have entered into a trust agreement with our insurance carrier under which we have deposited $3.1 million for its benefit in an escrow account with a bank. We can access this cash no sooner than two business days after we and the insurance carrier notify the bank that suitable replacement collateral has been moved to the insurance carrier. The insurance carrier may only draw on these funds in the event of a default as defined in the trust agreement. The Company also has $10.0 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount the Company may borrow against its line of credit. Finally, the Company has a $4.2 million promissory note issued to its workers compensation carrier as additional collateral. The promissory note is not recorded as a liability on the balance sheet as it only becomes payable upon an event of default as defined in the workers compensation security agreement.

(6)           Excess of Cost Over Net Assets Acquired and Other Identifiable Intangible Assets

                In accordance with the provisions of Statement No. 142, “Goodwill and Other Intangible Assets,” the Company performs an annual test of impairment for goodwill and other indefinite lived intangible assets. The impairment analysis is performed more frequently if events or changes in circumstances indicate that the carrying amount of such assets may exceed fair value. The Company performed a test for impairment for goodwill and other intangible assets as of December 31, 2004 and 2003. Based upon the results of the tests performed, the Company determined that goodwill and other indefinite lived intangible assets related to all of its reporting units, with the exception of healthcare staffing, were not impaired as of December 31, 2004 and 2003.

                On December 30, 2003, a Stock Purchase and Sale Agreement was entered into with InteliStaf pursuant to which InteliStaf would acquire all of the outstanding common stock of the Company’s healthcare staffing division. Subsequently, this sale closed on February 2, 2004. During 2003, the Company performed impairment tests on the long-lived assets (including goodwill) related to this division on a quarterly basis, as current market conditions for this division were leading to revenue and operating performance declines. At December 31, 2003, the Company reported the assets and liabilities of the healthcare staffing division as assets and liabilities held for sale. The assets and liabilities held for sale were measured at their estimated fair value less costs to sell, resulting in a pretax charge during 2003 of $43.6 million. The carrying amount of goodwill related to StarMed was $12.9 million at December 31, 2003 compared to $53.0 million prior to the charge. See further discussion in Note 14, “Sale of Business.” On February 2, 2004, the Company consummated the sale of StarMed and recognized a gain on the sale of $0.5 million.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

               At December 31, 2004 and 2003, the Company had the following excess of cost over net assets acquired and other intangible asset balances:

	December 31,

	2004		2003

	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized Intangible Assets:
Noncompete agreements	$455	$(84)	$—	$—
Trade names	550	(9)	—	—
Contractual customer
relationships	10,600	(1,458)	100	(52)

Total	$11,605	$(1,551)	$100	$(52)

Unamortized Intangible Assets:
Trade names	$1,830		$—

                 Amortized intangible assets have the following weighted average useful lives as of December 31, 2004: noncompete agreements – 3.7 years; amortizing trade names – 5 years; and contractual customer relationships – 6.4 years.

                 Amortization expense was approximately $1.5 million and $26,000 for years ended December 31, 2004 and 2003, respectively. Estimated annual amortization expense for the next 5 years is: 2005 - $2.2 million; 2006 – $2.1 million; 2007 - $1.4 million; 2008 - $1.3 million and 2009 - $1.2 million.

                 The changes in the carrying amount of excess of cost over net assets acquired for the year ended December 31, 2004 are as follows:

	(in thousands)
	Hospital Rehabilitation Services	Contract Therapy	Healthcare Management Consulting	Total

Balance at December 31, 2003	$35,739	$12,990	$—	$48,729
Acquisitions	7,136	8,331	4,144	19,611

Balance at December 31, 2004	$42,875	$21,321	$4,144	$68,340

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(7)           Business Combinations

                A key component of the Company’s strategy is to aggressively pursue growth opportunities by acquiring businesses that enable us to fill in service gaps within our target markets, increase our presence in certain markets and supplement our existing businesses. During 2004, as further discussed below, the Company acquired four businesses that met these strategic goals.

                On February 2, 2004, the Company purchased the assets of CPR Therapies, LLC. (“CPR”) for cash and $1.4 million of subordinated promissory notes. CPR, headquartered in Denver, Colorado, is a contract therapy services company for skilled nursing and assisted living facilities with a significant market presence in Colorado and California. CPR’s annual operating revenues are approximately $9 million. The purchase price, including estimated direct acquisition costs, of CPR has been allocated as follows (in thousands of dollars):

Equipment and leasehold improvements, net	$16
Identifiable intangibles, principally
trade name, customer relationships
and noncompete agreements	1,660
Excess of cost over net assets acquired	2,595

$4,271

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

                  Effective March 1, 2004, the Company purchased from Health Net, Inc. all of the outstanding common stock of American VitalCare, Inc. and its sister company, Managed Alternative Care, Inc. (collectively “VitalCare”) for cash and $3 million of subordinated promissory notes. VitalCare provides management services to hospital based specialty care units in the state of California generating annual operating revenues of approximately $14 million. The purchase price, including estimated direct acquisition costs, of VitalCare has been allocated as follows (in thousands of dollars):

Accounts receivable, net of allowance	$2,382
Equipment and leasehold improvements, net	39
Other long-term assets	12
Identifiable intangibles, principally
trade name, customer relationships,
contractual customer relationships
and noncompete agreements	8,790
Excess of cost over net assets acquired	7,136
Net deferred tax liabilities	(3,157)
Accounts payable	(272)
Accrued salaries and wages	(535)

$14,395

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

                 During the second quarter of 2004, the purchase price was adjusted based on the balances contained in the closing balance sheet of VitalCare as agreed to by the parties and was further adjusted in the fourth quarter for accounts receivable collections in accordance with the terms of the purchase agreement. These adjustments are reflected in the balances reported above. The final purchase price may be further increased or decreased for an adjustment, as defined in the agreement, related to the retention and/or termination of customer contracts for a period of time after the purchase date.

                 On May 3, 2004, the Company purchased the assets of Phase 2 Consulting, Inc. (“Phase 2”) for cash. Phase 2, with offices in Salt Lake City, Utah and Austin, Texas is a management consulting firm to the healthcare industry with annual operating revenues of approximately $8 million. The purchase price, including estimated direct acquisition costs, has been allocated as follows (in thousands of dollars):

Current assets	$1,324
Long-term assets	100
Trade name	400
Excess of cost over net assets acquired	4,144
Accounts payable	(133)
Accrued expenses	(412)

$5,423

                 The purchase price was subject to modification based on a final settlement of the closing balance sheet. The final settled purchase price is reflected in the balances above.

                 John Short, Ph.D., the managing director and majority owner of Phase 2, is President and Chief Executive Officer of the Company and a member of the Company’s Board of Directors.

                   On December 1, 2004, the Company purchased the assets of Cornerstone Rehabilitation, LLC (“Cornerstone”) for cash and $2.8 million of subordinated promissory notes. Cornerstone, headquartered in Shreveport, Louisiana, is a contract therapy services company for skilled nursing and assisted living facilities with a significant market presence in Louisiana and Texas. Cornerstone’s annual operating revenues are approximately $12 million. The purchase price, including estimated direct acquisition costs, of Cornerstone has been allocated as follows (in thousands of dollars):

Equipment and automobiles, net	$330
Identifiable intangibles, principally
trade name, customer relationships
and noncompete agreements	2,485
Excess of cost over net assets acquired	5,736
Accrued expenses	(196)

$8,355

                 The allocation of purchase price for Cornerstone is subject to change pending the completion of the Company’s valuation of tangible and intangible assets acquired. The Company does not expect any such changes to be material.

                 In accordance with the terms of the purchase agreement, the seller is entitled to additional earn-out consideration contingent upon the generation of operating profit from net new therapy contracts as defined in the agreement. The determination of any contingent consideration to be paid is

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

to take place on the second anniversary of the purchase date. Any contingent consideration paid as a result of this contract provision will be recognized at the time the contingency is resolved.

                 The tax goodwill resulting from the CPR, Phase 2 and Cornerstone acquisitions is expected to be fully deductible for tax purposes.

                  The following pro forma information assumes the acquisitions of CPR, VitalCare, Phase 2 and Cornerstone occurred at the beginning of the fiscal years presented. This information is not necessarily indicative either of results of operations that would have occurred had the purchases actually been made at the beginning of the periods presented, or of the future results of the Company.

	Year ended December 31, 2004		Year Ended December 31, 2003

	As Reported	Pro Forma	As Reported	Pro Forma

	(in thousands, except per share data)

Operating revenues	$383,846	$400,323	$539,322	$583,586
Net earnings (loss)	$23,181	$23,917	$(13,699)	$(11,324)
Diluted net earnings (loss) per share	$1.38	$1.42	$(0.86)	$(0.71)

(8)            Long-Term Debt

                 On October, 12, 2004, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., U.S. Bank National Association, Harris Trust and Savings Bank, National City Bank, Comerica Bank and SunTrust Bank, as participating banks in the lending group. The Amended and Restated Credit Agreement is an expandable $90 million, five-year revolving credit facility that replaces the former $125 million Credit Agreement, dated as of August 29, 2000, which was scheduled to expire in August 2005. The new revolving credit facility is expandable to $125 million upon the Company’s notice to the lending group, subject to continuing compliance by the Company with the terms of the Amended and Restated Credit Agreement. As a result of replacing the August 29, 2000 Credit Agreement prior to its termination date, the Company expensed approximately $140,000 of deferred loan origination costs that had been amortizing over the life of the line of credit.

                 The Amended and Restated Credit Agreement contains certain administrative covenants that are ordinary and customary for similar credit facilities. The credit facility also contains financial covenants, including requirements for the Company to comply on a consolidated basis with a maximum ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum ratio of total funded debt to EBITDA, a minimum ratio of adjusted EBITDA to fixed charges and a minimum level of net worth. Borrowings under the credit facility are secured primarily by the Company’s assets and future income and profits.

                 The annual commitment fees and interest rates to be charged in connection with the credit facility and any outstanding principal balance are variable based on the Company’s consolidated leverage ratios. The interest rates are set based on either a base rate plus 0.50% to 1.25% or a Eurodollar rate plus 1.50% to 2.25%. The base rate is the higher of the Federal Funds Rate plus .50% or the prime rate. The Eurodollar rate is defined as (a) the British Banker’s Association LIBOR Rate divided by (b) 1 minus the Eurodollar Reserve Percentage. The range of commitment fee rates the Company pays on the unused portion of the line of credit is 0.375% to 0.50%.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

                 The average outstanding borrowings under the revolving credit facilities for 2004, 2003 and 2002 were $0, $0 and $0.2 million. As of December 31, 2004 and 2003 there was no balance outstanding on the revolving credit facility.

                 Interest paid for 2004, 2003 and 2002 was $0.7 million, $0.5 million and $0.8 million, respectively. Included in the interest paid amounts are commitment fees on the unused portion of the revolving credit facility of $0.3 million, $0.5 million and $0.6 million for 2004, 2003 and 2002, respectively.

                 The Company has a $4.2 million letter of credit and a $4.2 million promissory note issued to its workers compensation carrier as collateral for reimbursement of claims. The Company also has $5.8 million of letters of credit issued to its professional and general liability insurance carrier for collateral for reimbursement of claims. The letters of credit reduce the amount the Company may borrow under the line of credit. The promissory note is not recorded as a liability on the consolidated balance sheet as it only becomes payable upon an event of default as defined in the security agreement with the workers compensation carrier.

                 As part of the purchases of CPR, VitalCare, and Cornerstone, the Company issued long-term subordinated promissory notes to the respective selling parties. In the case of CPR, the Company issued a promissory note with a face value of $1.4 million and a stated interest rate of 8%. Principal is due in eight equal quarterly installments that started on May 1, 2004 along with accrued but unpaid interest. In accordance with the earn-out provisions of the CPR purchase agreement, the Company incurred an additional liability in the amount of approximately $159,000 as a purchase price adjustment. The interest rate on the earn-out is 8% per annum. Principal and interest will be paid in 24 equal monthly installments beginning February 28, 2005. On December 31, 2004, the remaining aggregate principal balance on the notes was $1.1 million.

                 In the VitalCare acquisition, the Company issued a promissory note with a face value of $3 million and a stated interest rate of 7%. The principal balance and all remaining interest are payable in full on August 31, 2005.

                 In connection with the Cornerstone acquisition, the Company issued subordinated promissory notes with an aggregate face value of $2.8 million and a stated interest rate of 6%. Principal on the notes is payable in eight equal quarterly installments of $234,500 starting on January 1, 2005. After the quarterly installments, the remaining unpaid principal balance is due and payable on December 1, 2006. Each payment of principal will be accompanied by payment of accrued but unpaid interest to the date of payment.

(9)           Stockholders’ Equity

                During the third quarter of 2002, the Company repurchased 1,700,000 shares of its common stock at a cost of $36.9 million. These shares are presented as treasury stock in the Company’s consolidated balance sheet.

                The Company has various long-term performance plans for the benefit of employees and nonemployee directors. Under the plans, employees may be granted incentive stock options or nonqualified stock options and nonemployee directors may be granted nonqualified stock options. The plans also provide for the granting of stock appreciation rights, restricted stock, performance awards, or stock units. Stock options may be granted for a term not to exceed 10 years and must be

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

granted within 10 years from the adoption of the respective plan. The exercise price of all stock options must be at least equal to the fair market value of the shares on the date of grant. Except for options granted to nonemployee directors that become fully exercisable after six months, substantially all remaining stock options become fully exercisable after four years from date of grant. At December 31, 2004, 2003 and 2002, a total of 1,109,128, 1,137,646 and 1,058,270 shares, respectively, were available for future issuance under the plans.

                A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years then ended is presented below:

	2004		2003		2002

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at
beginning of year	2,781,904	$18.92	3,167,834	$18.31	2,935,575	$16.99
Granted	431,400	22.40	203,300	18.98	664,700	22.66
Exercised	(413,742)	8.36	(306,554)	7.36	(214,565)	6.49
Forfeited	(404,757)	33.52	(282,676)	24.68	(217,876)	25.66

Outstanding at
end of year	2,394,805	$18.90	2,781,904	$18.92	3,167,834	$18.31

Options exercisable at
end of year	1,746,155		1,990,029		2,011,184

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$4.70 - 9.40	722,382	2.3	years	$8.33	722,382	$8.33
9.40 - 14.10	345,600	3.7		11.65	341,850	11.63
14.10 - 18.80	21,500	8.6		17.71	14,000	17.98
18.80 - 23.50	797,100	8.3		21.62	227,950	21.43
23.50 - 28.20	130,000	7.9		24.96	94,500	24.91
28.20 - 32.90	7,500	5.3		29.50	5,000	29.63
32.90 - 37.60	142,100	5.4		34.00	142,100	34.00
37.60 - 42.30	181,416	5.2		39.80	151,166	39.76
42.30 - 47.00	47,207	1.4		44.06	47,207	44.06

	2,394,805	5.3		$18.90	1,746,155	$17.50

                 The Company has a stockholder rights plan pursuant to which preferred stock purchase rights were distributed as a dividend on each share of the Company’s outstanding common stock. Each right, when exercisable, will entitle the holders to purchase one one-hundredth of a share of series B junior participating preferred stock of the Company at an initial exercise price of $150.00 per one one-hundredth of a share.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

                 The rights are not exercisable or transferable until a person or affiliated group acquires beneficial ownership of 20% or more of the Company’s common stock or commences a tender or exchange offer for 20% or more of the stock, without the approval of the board of directors. In the event that a person or group acquires 20% or more of the Company’s stock or if the Company or a substantial portion of the Company’s assets or earning power is acquired by another entity, each right will convert into the right to purchase shares of the Company’s or the acquiring entity’s stock, at the then-current exercise price of the right, having a value at the time equal to twice the exercise price.

                 The series B preferred stock is non-redeemable and junior of any other series of preferred stock that the Company may issue in the future. Each share of series B preferred stock, upon issuance, will have a preferential dividend in the amount equal to the greater of $1.00 per share or 100 times the dividend declared per share on the Company’s common stock. In the event of a liquidation of the Company, the series B preferred stock will receive a preferred liquidation payment equal to the greater of $100 or 100 times the payment made on each share of the Company’s common stock. Each one one-hundredth of a share of series B preferred stock will have one vote on all matters submitted to the stockholders and will vote together as a single class with the Company’s common stock.

 (10)        Earnings per Share

                The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,

Numerator:	2004	2003	2002

	(in thousands, except per share data)
Numerator for basic and diluted earnings per share –
earnings (loss) available to common stockholders
(net earnings (loss))	$23,181	$(13,699)	$24,395

Denominator:

Denominator for basic earnings (loss) per share –
weighted-average shares outstanding	16,292	16,000	16,833

Effect of dilutive securities:
Stock options	543	—	809

Denominator for diluted earnings (loss) per share –
adjusted weighted-average shares and assumed
conversions	16,835	16,000	17,642

Basic earnings (loss) per share	$1.42	$(0.86)	$1.45

Diluted earnings (loss) per share	$1.38	$(0.86)	$1.38

                 In 2003, the effect of stock options was antidilutive because of the Company’s net loss position.

(11)         Employee Benefits

                The Company has an Employee Savings Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. Effective June 1, 2004, the Company changed the plan eligibility requirements to allow all employees who are at least 21 years of age to immediately participate in the plan. Prior to June 1, 2004,

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

employees who had attained the age of 21 and completed 12 consecutive months of employment with a minimum of 1,000 hours worked were eligible to participate in the plan. Each participant may contribute from 2% to 20% of his or her annual compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is nondiscriminatory. Contributions made by the Company to the Employee Savings Plan are at rates of up to 50% of the first 4% of employee contributions. Expense in connection with the Employee Savings Plan for 2004, 2003 and 2002 totaled $1.5 million, $1.7 million and $1.9 million, respectively.

                The Company maintains a nonqualified deferred compensation plan for certain employees. Under the plan, participants may defer up to 100% of their base cash compensation. The amounts are held by a trust in designated investments and remain the property of the Company until distribution. At December 31, 2004 and 2003, $4.1 million and $3.7 million, respectively, were payable under the nonqualified deferred compensation plan and approximated the value of the trust assets owned by the Company.

                The Company has a Profit Sharing Plan, which is a defined contribution plan under Section 401(k) of the Internal Revenue Code, for the benefit of eligible Phase 2 employees. Phase 2 employees attaining the age of 21 and performing 1 hour of service are eligible to participate in the plan. Each participant may make elective contributions to the plan within the annual limits established by the Internal Revenue Service. The Company makes discretionary contributions to the plan. During the period from May 3, 2004 to December 31, 2004, discretionary contributions were made on the following basis: a range of $10,000 - $40,000 for associates and partners and 6% of wages for all other employees. During the period from May 3, 2004 to December 31, 2004, the Company made discretionary contributions in the amount of approximately $86,000.

(12)         Commitments

                The Company leases office space and certain office equipment under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases, as of December 31, 2004, were as follows:

2005	$2,705
2006	2,506
2007	1,954
2008	524
2009	407
Thereafter	807

Total	$8,903

                 Rent expense for 2004, 2003 and 2002 was approximately $3.7 million, $5.1 million and $5.5 million, respectively.

                 As part of an agreement with Signature HealthCare Foundation (“Signature”) we extended a $2.0 million line of credit to Signature. At December 31, 2004, Signature had drawn approximately $0.9 million against this line of credit.

REHABCARE GROUP, INC. Notes to Consolidated Financial Statements (Continued) December 31, 2004, 2003 and 2002 (13) Income Taxes Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Federal - current	$10,199	$12,556	$6,918
Federal - deferred	4,390	(13,980)	6,265
State	2,460	(185)	1,771

	$17,049	$(1,609)	$14,954

A reconciliation between expected income taxes, computed by applying the statutory Federal income tax rate of 35% to earnings before income taxes, and actual income tax is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Expected income taxes (benefit)	$14,336	$(5,358)	$13,773
Tax effect of interest income from municipal
bond obligations exempt from Federal taxation	(121)	(18)	(29)
State income taxes, net of Federal
income tax benefit	1,599	(120)	790
Nondeductible goodwill related to net assets
held for sale	1,098	3,406	—
Other, net	137	481	420

	$17,049	$(1,609)	$14,954

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,961	$1,890
Accrued insurance, bonus, deferred
compensation and vacation expense	9,486	5,792
Loss on assets held for sale	—	12,947
Other	2,368	2,815

Total gross deferred tax assets	13,815	23,444
Valuation allowance	(282)	—

Net deferred tax assets	13,533	23,444

Deferred tax liabilities:
Acquired goodwill and intangibles	5,041	7,145
Depreciation and amortization	3,367	2,313
Other	747	703

Total deferred tax liabilities	9,155	10,161

Net deferred tax asset	$4,378	$13,283

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

                The Company is required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon all of the available information, management has concluded that a valuation allowance is needed for the deferred tax asset resulting from the accumulated losses in the Company’s less than majority owned affiliate due to the fact that it is considered more likely than not that the tax benefit related to the capital loss generated from the accumulated losses of the unconsolidated affiliate will not be realized in the future. For all other deferred tax assets, management has concluded that it is more likely than not that the deferred tax assets will be realized in the future.

                Income taxes paid by the Company for 2004, 2003 and 2002 were $5.6 million, $9.6 million and $7.5 million, respectively.

(14)         Sale of Business

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

                 In accordance with the requirements of Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of StarMed were reported on the December 31, 2003 consolidated balance sheet as assets and liabilities held for sale and were measured at their net fair value less estimated costs to sell. To state the assets and liabilities held for sale at their estimated net fair value less costs to sell, the Company recognized an impairment loss of $43.6 million to reduce the carrying value of goodwill associated with StarMed and to accrue estimated selling costs. This impairment loss was computed in accordance with the provisions of Statements No. 142 and No. 144. The Company engaged a third party valuation firm to assist it in determining the fair value of consideration given and received in the transaction with InteliStaf. This value, less estimated costs to sell, was compared to the carrying value of the healthcare staffing division to ascertain if any impairment existed. Because the estimated fair value less costs to sell was less than the carrying value of the staffing business, the Company performed the second step of the goodwill impairment test to determine the amount of the implied fair value of goodwill and in turn the amount of impairment. The impairment loss was recorded as a separate component of operating earnings in the consolidated statement of earnings for the year ended December 31, 2003.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

                 The assets and liabilities of the healthcare staffing division were presented in the consolidated balance sheet as of December 31, 2003 under the captions: “Assets held for sale” and “Liabilities held for sale.” The carrying amounts of the major classes of these assets and liabilities at December 31, 2003 were:

(in thousands)
Assets:
Cash and cash equivalents	$1,550
Marketable securities, available for sale	8
Accounts receivable, net	25,921
Prepaid and other current assets	1,680
Equipment and leasehold improvements, net	3,765
Excess of cost over net assets acquired	12,891
Other long-term assets	356

Total assets held for sale	$46,171

Liabilities:
Accounts payable	$85
Accrued salaries and wages	5,488
Accrued expenses	4,198

Total liabilities held for sale	$9,771

                 As stated above, as part of the sale agreement, the Company indemnified InteliStaf from certain obligations and liabilities, whether known or unknown, which arose out of the operation of StarMed prior to February 2, 2004. The Company accrued approximately $1.1 million for this indemnification liability on the date of sale. As of December 31, 2004, the Company has approximately $0.4 million remaining accrued for this indemnification. This liability is reported in accrued expenses on the December 31, 2004 consolidated balance sheet.

(15)          Investment in Unconsolidated Affiliate

                 As stated in note 14, the Company sold its StarMed staffing business to InteliStaf on February 2, 2004 in exchange for a 25% interest in InteliStaf on a fully diluted basis. The Company uses the equity method to account for its investment in InteliStaf and recorded its initial investment at its fair value of $40 million, as determined by a third party valuation firm. A summary of the results of operations for the eleven month period from February 2, 2004 to December 31, 2004 and financial position as of December 31, 2004 follows:

Period from February 2, 2004 to December 31, 2004

(in thousands)
Net operating revenues	$ 287,041
Operating loss	(1,147)
Net loss	(2,921)
56

REHABCARE GROUP, INC. Notes to Consolidated Financial Statements (Continued) December 31, 2004, 2003 and 2002

December 31, 2004

(in thousands)

Current assets	$59,091
Noncurrent assets	97,363

Total assets	$156,454

Current liabilities	$29,463
Noncurrent liabilities	40,215

Total liabilities	$69,678

                 The value of the Company’s investment in InteliStaf at the transaction date exceeded its share of the book value of InteliStaf’s stockholders’ equity by approximately $17.8 million. This excess has been accounted for as excess cost over net assets acquired (although reported as a component of investment in unconsolidated affiliate) and is reviewed for impairment in accordance with the terms of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” To comply with the provisions of APB 18, the Company must assess whether factors exist that may indicate a decrease in the value of the investment has occurred that is other than temporary. During 2004, InteliStaf incurred operating losses and the healthcare staffing industry as a wh ole continued a cyclical downturn. Accordingly, the Company concluded that an assessment was warranted to determine whether an other than temporary loss of value in the investment had occurred. The Company performed this assessment using several valuation techniques including discounted cash flows and multiples of earnings, revenues and cash flows. Additionally, the Company reviewed qualitative and quantitative evidence, both positive and negative, to assess whether a decline in value, if any, was other than temporary. Based on this analysis, the Company concluded there has not been an other than temporary decline in the value of its equity investment in InteliStaf and no adjustment has been made to the carrying value of our investment at December 31, 2004. The Company will continue to monitor the valuation of its investment in InteliStaf and will update its analysis as circumstances warrant.

(16)          Restructuring Costs

                 On July 30, 2003, the Company announced a comprehensive multifaceted restructuring program to return the Company to growth and improved profitability. As a result of the restructuring plan, the Company recognized a pre-tax restructuring expense of $1.3 million for severance, outplacement and exit costs.

                 As reported in note 14, the Company sold its StarMed staffing division to InteliStaf on February 2, 2004. In connection with this sale, the Company initiated a series of restructuring activities to reduce the cost of corporate overhead that had previously been absorbed by the staffing division. These activities included the elimination of approximately 40 positions, exiting a portion of leased office space at the Company’s corporate headquarters and the write-off of certain abandoned leasehold improvements associated with the office space consolidation. In addition, the Company modified the term of the stock options of certain StarMed employees to allow them additional time to exercise vested options after leaving the employment of the Company. This action triggered a new measurement date for the modified options. The corresponding expense of $114,000 has been included in the severance component of the restructuring charge. As a result of these actions, the Company recorded a pre-tax restructuring charge in the first quarter of 2004 of approximately $1.7 million.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

                 During the second quarter of 2004, the Company reassessed the restructuring reserve remaining related to the actions taken during the third quarter of 2003 and determined that the reserve for severance costs was in excess of the remaining estimated costs. Accordingly, approximately $51,000 of the reserve was reversed to income. Additionally, the Company determined that the reserve remaining for lease exit costs was approximately $50,000 less than the remaining expected costs. A portion of the excess severance cost reserve was reclassified to the lease exit cost reserve.

                 The following table summarizes the activity for 2004 and 2003 with respect to these restructuring activities:

	(dollars in thousands)
	Severance	Exit Costs	Leasehold Improvement Write-off	Total

Restructuring charge – 2003	$1,094	$192	$—	$1,286
Cash payments	(743)	(47)	—	(790)

Balance at December 31, 2003	351	145	—	496
Restructuring charge – 2004	736	520	359	1,615
Reclassification	(50)	50	—	—
Cash payments and non-cash utilization	(1,037)	(214)	(359)	(1,610)

Balance at December 31, 2004	$—	$501	$—	$501

(17)          Related Party Transactions

                 Beginning in the third quarter of 2003, the Company retained a software vendor for various computer related activities. John H. Short, President and Chief Executive Officer and a director of the Company and Theodore M. Wight, a director of the Company, are also directors of the software company. Messrs. Wight and Short and their affiliated entities own 27.3% and 5.5% of the fully diluted capitalization of the software company, respectively. The Company paid the software vendor approximately $330,000 and $245,000 in 2004 and 2003, respectively. The Company continues to utilize the software vendor for website hosting services at an approximate annual cost of $73,000. This contract is cancelable upon 60 days notice.

                 Prior to the Company’s acquisition of Phase 2 on May 3, 2004, Phase 2 entered into a joint marketing arrangement with the aforementioned software vendor. This agreement remains in force.

                 During 2003, the Company entered into an agreement with Phase 2 to provide the Company with management, consulting and advisory services, including having John H. Short, Ph.D., the managing director of Phase 2 and a member of the Company’s Board of Directors, serve as Interim President and Chief Executive Officer of the Company. A monthly consulting fee of $55,000 was paid to Phase 2 during the term of the agreement plus reimbursement of business expenses. In addition, Phase 2 was entitled to an incentive fee based on predetermined performance standards. On May 3, 2004, the Company acquired Phase 2 and elected Dr. Short as President and Chief Executive Officer of the Company. The advisory services agreement with Phase 2 was terminated at that time. The Company incurred approximately $505,000 and $680,000 of expense related to this agreement in 2004 and 2003, respectively.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

                 Prior to the Company’s acquisition of Phase 2 on May 3, 2004, the Company engaged Phase 2 for several consulting projects for services ranging from long-term information technology strategy, staffing analysis and acquisition target analysis, separate from the agreement described above. The total cost of these projects, which were paid in full, was approximately $75,000.

                 As a result of Dr. Short’s relationship to Phase 2, the terms and conditions of the acquisition agreement between the Company and Phase 2 were negotiated on behalf of the Company by the independent members of the Board of Directors. The independent board members retained an independent financial advisor to assist them during this process.

                 In accordance with the terms of the Transition Services Agreement between the Company and InteliStaf, the Company agreed to provide certain accounting and back-office services to InteliStaf until such time as those activities were fully integrated by InteliStaf. These services are being billed at cost. During the period from February 2, 2004, to December 31, 2004, the Company performed services under this agreement with an aggregate cost of approximately $1.5 million. These costs have been netted against reimbursements from InteliStaf in the Company’s statements of earnings.

                 During the period from May 3, 2004 to December 31, 2004, the Company purchased air transportation services from 55JS Limited, Co. in the amount of approximately $190,000. 55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short. The air transportation services are billed to the Company, at cost, for hourly usage of 55JS’s plane for Company business.

                 During the third quarter of 2004, the management of Phase 2 had a senior management retreat at the Diamond D Ranch. The Diamond D Ranch is 25% owned by John Short. The total cost of the retreat was approximately $40,000. This entire amount was pre-funded by Phase 2 prior to the Company’s acquisition of Phase 2 on May 3, 2004. The pre-funded balance was reported as a current asset on the closing balance sheet of Phase 2.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(18)         Industry Segment Information

                Prior to February 2, 2004, when the Company sold its healthcare staffing division, the Company operated in two business segments that were managed separately based on fundamental differences in operations: program management services and healthcare staffing services. Program management includes hospital rehabilitation services (including inpatient acute rehabilitation and skilled nursing units and outpatient therapy programs) and contract therapy programs. On May 3, 2004, with the acquisition of Phase 2 Consulting, the Company added a new segment – healthcare management consulting. Virtually all of the Company’s services are provided in the United States. Summarized information about the Company’s operations in each industry segment is as follows:

	Revenues from Unaffiliated Customers			Operating Earnings (loss)

	(in thousands)			(in thousands)
	2004	2003	2002	2004	2003	2002

Program management:
Hospital
rehabilitation
services	$190,731	$185,831	$179,746	$33,065	$33,557	$32,256
Contract therapy	171,339	130,847	105,276	10,208	5,836	9,124

Program
management total	362,070	316,678	285,022	43,273	39,393	41,380
Healthcare staffing	16,727	223,952	277,543	(78)	(52,503)	(1,683)
Healthcare management
consulting	5,367	—	—	224	—	—
Less intercompany
revenues(1)	(318)	(1,308)	—	N/A	N/A	N/A
Restructuring charge	N/A	N/A	N/A	(1,615)	(1,286)	—

Total	$383,846	$539,322	$562,565	$41,804	$(14,396)	$39,697

	Depreciation and Amortization			Capital Expenditures

	(in thousands)			(in thousands)
	2004	2003	2002	2004	2003	2002

Program management:
Hospital
rehabilitation
services	$5,314	$5,328	$5,436	$3,696	$2,212	$4,784
Contract therapy	3,218	1,335	1,090	3,405	1,614	3,195

Program
management total	8,532	6,663	6,526	7,101	3,826	7,979
Healthcare staffing	—	1,896	1,808	—	1,511	567
Healthcare management
consulting	24	—	—	41	—	—

Total	$8,556	$8,559	$8,334	$7,142	$5,337	$8,546

REHABCARE GROUP, INC. Notes to Consolidated Financial Statements (Continued) December 31, 2004, 2003 and 2002

	Total Assets			Unamortized Goodwill

	(in thousands)			(in thousands)
	as of December 31,			as of December 31,
	2004	2003	2002	2004	2003	2002

Program management:
Hospital
rehabilitation
services	160,240	146,016	110,354	42,875	35,739	35,739
Contract therapy	71,923	41,439	32,625	21,321	12,990	12,990

Program
management total	232,163	187,455	142,979	64,196	48,729	48,729
Healthcare staffing(2)	—	46,171	92,551	—	12,891	52,956
Healthcare management
consulting	6,234	—	—	4,144	—	—
Corporate – investment in unconsolidated affiliate	39,269	—	—	—	—	—

Total	$277,666	$233,626	$235,530	$68,340	$61,620	$101,685

(1)	Intercompany revenues represent sales of services, at market rates, between the Company’s operating segments.

(2)	At December 31, 2003, the total assets, including unamortized goodwill, of the healthcare staffing business are reported as assets held for sale in the balance sheet. See Note 14 “Sale of Business” for further discussion.

(19) Quarterly Financial Information (Unaudited)

	Quarter Ended

2004	December 31	September 30	June 30	March 31

	(in thousands, except per share data)

Operating revenues	$95,128	$93,277	$90,944	$104,497
Operating earnings	11,385	10,725	10,203	9,491
Earnings before income taxes
and equity in net loss of affiliate	11,140	10,549	9,949	9,323
Net earnings	6,297	6,075	5,703	5,106
Net earnings per common share:
Basic	.38	.37	.35	.32
Diluted	.37	.36	.34	.31

	Quarter Ended

2003	December 31	September 30	June 30	March 31

	(in thousands, except per share data)
Operating revenues	$129,475	$134,962	$136,043	$138,842
Operating earnings (loss)	(34,541)	5,672	7,646	6,827
Earnings (loss) before income taxes	(34,941)	5,538	7,439	6,656
Net earnings (loss)	(25,523)	3,323	4,457	4,044
Net earnings (loss) per common share:
Basic	(1.58)	.21	.28	.26
Diluted	(1.58)	.20	.27	.25
61

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(20)         Recently Issued Accounting Pronouncements

                In December 2004, the Financial Accounting Standards Board enacted Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment” (“Statement 123R”) which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123R requires the measurement of all share-based payments to employees using a fair value based method and the recognition of such fair value as expense in our consolidated statements of earnings. The provisions of Statement 123R are effective for fiscal periods beginning after June 15, 2005. Accordingly adoption of this standard is required for the Company’s third fisca l period in 2005, earlier adoption is encouraged. If the Company was to adopt the provisions of Statement 123R on January 1, 2005, based on current estimates, the Company would recognize equity compensation expense, net of tax benefits, of between $2.5 to $3.0 million in 2005. This estimate is based on continuing to expense amounts computed under the provisions of Statement 123 for options granted prior to the adoption of Statement 123R and an estimate of the expense that will be recognized for new options that the Company expects to grant during 2005. This estimate is subject to change based on the actual grants of stock options in 2005 and the fair value of those stock options as determined on the date of grant.

                In December 2004, the Financial Accounting Standards Board enacted Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“Statement 153”). Statement 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. Statement 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for fiscal periods b eginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of Statement 153 will have on its consolidated results and financial condition but it is not expected to have a material impact.

(21)         Contingencies

                A derivative lawsuit is pending in the Circuit Court of St. Louis County, Missouri against the Company and certain of its former and current directors and is based upon alleged breaches of fiduciary duties by the named directors associated with alleged violations of the federal securities law. We have recently been informed by the attorneys for the derivative plaintiff that they intend to request a hearing in the state case for the purpose of obtaining a scheduling order on discovery.

                In July 2003, a former independent contractor of the Company and a former Baxter County Regional Hospital physical therapist filed a civil action, under the qui tam and whistleblower provisions of the False Claims Act, in the United States District Court for the Eastern District of Arkansas. The plaintiffs seek back pay, civil penalties, treble damages, and special damages from the Company and Baxter. The allegations contained in the suit relate to the proper clinical diagnoses, for Medicare reimbursement purposes, of patients treated at the hospital’s acute rehabilitation unit, for which Baxter received reimbursement in excess of $5,000,000. The plaintiffs filed the original action on August 21, 2000, under seal. After an investigation by the Unit ed States Department of Justice, on June 3, 2003, the government declined to intervene and the seal was lifted. The plaintiffs filed an amended complaint, and the Company and Baxter were served and notified of the civil action on July 15, 2003. The Company and Baxter also initiated an internal and external audit that concluded

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

the allegations were unfounded and that the Company and Baxter were in compliance with Medicare regulations. The Company has agreed to indemnify Baxter for all fees and expenses on all counts arising out of the action except for the whistleblower count brought by Baxter’s therapist. The Company and Baxter both filed separate motions to dismiss the action. The Court denied Baxter’s motion to dismiss, but granted the Company’s motion to dismiss with respect to the individual claim under the whistleblower provisions of the False Claims Act but not the other claims against the Company under the False Claims Act. The parties are currently engaged in discovery with respect to the remaining claims.

                The Wage and Hour Division of the United States Department of Labor has been conducting an investigation of the Company’s former staffing division. The investigation is focused on minimum wage and overtime compensation of employees who worked as on-call coordinators. After a review by the Company of the staffing division’s wage and overtime practices with respect to office and field staff employees who also work on-call shifts, the Company and the Department of Labor have reached an agreement with respect to the payment by the Company of approximately $150,000 in the aggregate to these employees. Each employee will be sent a check, which if cashed, will release his or her claim under the Fair Labor Standards Act (but not any state law claims) for the period reviewed. These employees can also elect not to cash the check and file suit individually.

                Several federal lawsuits have been filed by certain on-call, recruiting and staffing coordinators seeking overtime compensation and related damages under both federal and state law. These individuals were employed by the Company’s former staffing division. Three of these cases have been consolidated in the United States District Court for the Central District of California. The individuals sought to bring a collective or class action on behalf of all similarly situated persons. On January 3, 2005, the court granted plaintiffs’ motion to send notice of collective action to present and former staffing division employees although the court did not specify the exact group of employees to which the notice should be directed. At the same time, the court denied the plaintiffs’ request to proceed as class action under the California state law claims. Upon entry of the order allowing notices of collective action to be sent and the actual mailing of the notices, the employees to which the notices are directed will have the opportunity to opt into the case for claims dating back two years (three years if a willful violation is proven) from the date the employee files a consent to join the case. Plaintiffs’ counsel has informed the Company that it intends to file a separate state court class action reasserting the California state law claims, but the Company has no knowledge of such suit at this time.

                In addition to the above matters, the Company is a party to a number of other claims and lawsuits. While these actions are being contested, the outcome of individual matters is not predictable with assurance. From time to time, and depending upon the particular facts and circumstances, the Company may be subject to indemnification obligations under the Company’s contracts with its hospital and healthcare facility clients relating to these matters. The Company does not believe that any liability resulting from any of the above matters, after taking into consideration the Company’s insurance coverage and amounts already provided for, will have a material adverse effect on the Company’s consolidated financial position, cash flows or liquidity. However, such matters could have a ma terial effect on results of operations in a particular quarter or fiscal year as they develop or as new issues are identified.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

                Evaluation of Controls and Procedures

                Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2004 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

                Management’s Report on Internal Control Over Financial Reporting

                Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

                In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, our management has concluded that our internal control over financial reporting as of December 31, 2004 is effective.

                In its evaluation of our internal control over financial reporting, management has excluded the recent acquisitions of American VitalCare, Inc. (revenues of $11.1 million and operating earnings of $1.0 million), Phase 2 Consulting, Inc. (revenues of $5.4 million and operating earnings of $0.5 million) and Cornerstone Rehabilitation, LLC (revenues of $1.0 million and operating earnings of $0.1 million), each of which was acquired in a purchase acquisition during the past year.

                Our independent registered public accounting firm, KPMG LLP, has audited management’s evaluation of the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors
RehabCare Group, Inc.:

        We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that RehabCare Group, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        In our opinion, management’s assessment that RehabCare Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, RehabCare Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        RehabCare Group, Inc. excluded the recent acquisitions of American VitalCare, Inc. (revenues of $11.1 million and operating earnings of $1.0 million), Phase 2 Consulting, Inc. (revenues of $5.4 million and operating earnings of $0.5 million) and Cornerstone Rehabilitation, LLC (revenues of $1.0 million and operating earnings of $0.1 million), each of which was acquired in a purchase acquisition during the past year. Our audit of internal control over financial reporting of RehabCare Group, Inc. also excluded an evaluation of the internal control over financial reporting of American VitalCare, Inc., Phase 2 Consulting, Inc. and Cornerstone Rehabilitation, LLC.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RehabCare Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
March 16, 2005

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                Certain information regarding our directors and executive officers is included in our Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions “Item 1 – Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is incorporated herein by reference.

                The following table sets forth the name, age and position of each of our executive officers. There is no family relationship between any of the following individuals.

Name	Age	Position

John H. Short, Ph.D	60	President and Chief Executive Officer
Mark A. Bogovich	35	Vice President, Chief Accounting Officer
Tom E. Davis	55	Executive Vice President and Chief Development Officer
Vincent L. Germanese	53	Senior Vice President, Chief Financial Officer and Secretary
Patricia M. Henry	52	Executive Vice President, Traditional Business

                 The following paragraphs contain biographical information about our executive officers.

                 John H. Short, Ph.D. has been President and Chief Executive Officer since May 2004, having served as Interim President and Chief Executive Officer since June 2003 and a director of the company since 1991. Prior to May 2004, Dr. Short was the managing partner of Phase 2 Consulting, Inc., a healthcare management consulting firm, for more than 18 years.

                 Mark A. Bogovich has been Vice President and Chief Accounting Officer of the Company since September 2003. Mr. Bogovich joined the Company in March of 2000 and served most recently as Vice President Finance, contract therapy division.

                 Tom E. Davis has been Executive Vice President and Chief Development Officer since September 2004, having served most recently as President of our hospital rehabilitation services division since January 1998. Mr. Davis joined the Company in January 1997 as Senior Vice President, Operations.

                 Vincent L. Germanese, CPA, has been Senior Vice President, Chief Financial Officer and Secretary of the Company since November 2002. Prior to joining the Company, Mr. Germanese was Vice President of Cap Gemini Ernst & Young and partner at Ernst & Young for more than five years.

                 Patricia M. Henry has been Executive Vice President, Traditional Business since September 2004, having served most recently as President of our contract therapy division since November 2001. Ms. Henry joined the Company in October 1998 and served most recently as Senior Vice President of Operations, Contract Therapy Services.

                The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available through the Company’s web site at www.rehabcare.com.

                During 2004, the Company submitted a Section 12(a) CEO certification to the New York Stock Exchange as required by the Exchange’s corporate governance rules.

ITEM 11.       EXECUTIVE COMPENSATION

                Information regarding executive compensation is included in our Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions “Compensation of Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                Information regarding security ownership of certain beneficial owners and management is included in our Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions “Voting Securities and Principal Holders Thereof” and “Security Ownership by Management” and is incorporated herein by reference.

                The following table provides information as of fiscal year ended December 31, 2004 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,394,805	$18.90	1,109,128

Equity compensation plans not approved by security
holders	—	—	—

Total	2,394,805	$18.90	1,109,128

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Beginning in the third quarter of 2003, the Company retained a software vendor for various computer related activities. John H. Short, President and Chief Executive Officer and a director of the Company and Theodore M. Wight, a director of the Company, are also directors of the software company. Messrs. Wight and Short and their affiliated entities own 27.3% and 5.5% of the fully diluted capitalization of the software company, respectively. The Company paid the software vendor approximately $330,000 and $245,000 in 2004 and 2003, respectively. The Company continues to utilize the software vendor for website hosting services at an approximate annual cost of $73,000. This contract is cancelable upon 60 days notice.

                Prior to the Company’s acquisition of Phase 2 on May 3, 2004, Phase 2 entered into a joint marketing arrangement with the aforementioned software vendor. This agreement remains in force.

                During 2003, the Company entered into an agreement with Phase 2. Per the terms of the agreement, Phase 2 provided the Company with management, consulting and advisory services, including having John H. Short, Ph.D., the managing director of Phase 2 and a member of the Company’s Board of Directors, serve as Interim President and Chief Executive Officer of the Company. A monthly consulting fee of $55,000 was paid to Phase 2 during the term of the agreement plus reimbursement of business expenses. In addition, Phase 2 was entitled to an incentive fee based on predetermined performance standards. On May 3, 2004, the Company acquired Phase 2 and elected Dr. Short as President and Chief Executive Officer of the Company. The advisory services agreement with Phase 2 was terminated at that time. The Company incurred approximately $505,000 and $680,000 of expense related to this agreement in 2004 and 2003, respectively.

                Prior to the Company’s acquisition of Phase 2 on May 3, 2004, the Company engaged Phase 2 for several consulting projects for services ranging from long-term information technology strategy, staffing analysis and acquisition target analysis, separate from the agreement described above. The total cost of these projects, which were paid in full, was approximately $75,000.

                As a result of Dr. Short’s relationship to Phase 2, the terms and conditions of the acquisition agreement between the Company and Phase 2 were negotiated on behalf of the Company by the independent members of the Board of Directors. The independent board members retained an independent financial advisor to assist them during this process.

                In accordance with the terms of the Transition Services Agreement between the Company and InteliStaf, the Company agreed to provide certain accounting and back-office services to InteliStaf until such time as those activities were fully integrated by InteliStaf. These services are being billed at cost. During the period from February 2, 2004, to December 31, 2004, the Company performed services under this agreement with an aggregate cost of approximately $1.5 million. These costs have been netted against reimbursements from InteliStaf in the Company’s statements of earnings.

                During the period from May 3, 2004 to December 31, 2004, the Company purchased air transportation services from 55JS Limited, Co. in the amount of approximately $190,000. 55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short. The air transportation services are billed to the Company, at cost, for hourly usage of 55JS’s plane for Company business.

                During the third quarter of 2004, the management of Phase 2 had a senior management retreat at the Diamond D Ranch. The Diamond D Ranch is 25% owned by John Short. The total cost of the retreat was approximately $40,000. This entire amount was pre-funded by Phase 2 prior to the Company’s acquisition of Phase 2 on May 3, 2004. The pre-funded balance was reported as a current asset on the closing balance sheet of Phase 2.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

                Information regarding principal accountant fees and services is included in our Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Ratification of Appointment of Independent Auditors” and is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                        FORM 8-K

                (a)       The following documents are filed as part of this Annual Report on Form 10-K:

                           (1)    Financial Statements

                                                Report of Independent Registered Public Accounting Firm
                                                Consolidated Balance Sheets as of December 31, 2004 and 2003
                                                Consolidated Statements of Earnings for the years ended December 31, 2004,
                                                            2003 and 2002
                                                Consolidated Statements of Stockholders’ Equity for the years ended
                                                            December 31, 2004, 2003 and 2002
                                                Consolidated Statements of Cash Flows for the years ended December 31,
                                                            2004, 2003 and 2002
                                                Notes to Consolidated Financial Statements

(2) Financial Statement Schedules: None (3) Exhibits: See Exhibit Index on page 72 of this Annual Report on Form 10-K.
70

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2005

REHABCARE GROUP, INC. (Registrant)

By:	/s/ JOHN H. SHORT

John H. Short President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Dated

/s/ JOHN H. SHORT	President, Chief Executive	March 16, 2005
Officer and Director
John H. Short
(Principal Executive Officer)

/s/ VINCENT L. GERMANESE	Senior Vice President,	March 16, 2005
Chief Financial Officer and
Vincent L. Germanese	Secretary
(Principal Financial Officer)

/s/ MARK A . BOGOVICH	Vice President and	March 16, 2005
Chief Accounting Officer
Mark A. Bogovich
(Principal Accounting Officer)

/s/ WILLIAM G. ANDERSON	Director	March 16, 2005

William G. Anderson

/s/ C. R. HOLMAN	Director	March 16, 2005

C. R. Holman

/s/ H. EDWIN TRUSHEIM	Director	March 16, 2005

H. Edwin Trusheim

/s/ COLLEEN CONWAY -WELCH	Director	March 16, 2005

Colleen Conway-Welch

/s/ THEODORE M. WIGHT	Director	March 16, 2005

Theodore M. Wight
71

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference)

3.2
Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1995 and incorporated herein by reference)

3.3	Amended and Restated Bylaws (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

4.1
Rights Agreement, dated August 28, 2002, by and between the Registrant and Computershare Trust Company, Inc. (filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed September 5, 2002 and incorporated herein by reference)

10.1
1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.2	Form of Stock Option Agreement (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.3
Consulting Arrangement with Phase II Consulting, LLC (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference) *

10.4	Consulting Arrangement with Alan C. Henderson (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference) *

10.5
Termination Compensation Agreement, dated May 3, 2004 by and between RehabCare Group, Inc. and John H. Short, Ph.D. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)*

10.6	Form of Termination Compensation Agreement for other executive officers (filed as Exhibit 10.5 to the Registrant’s Report on Form 10-K, dated March 15, 2002, and incorporated herein by reference) *

10.7	Supplemental Bonus Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *
72

EXHIBIT INDEX (CONT’D)

10.8
Deferred Profit Sharing Plan (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *

10.9	RehabCare Executive Deferred Compensation Plan (filed as Exhibit 10.12 to the Registrant’s Report on Form 10-K, dated May 27, 1994, and incorporated herein by reference) *

10.10	RehabCare Directors’ Stock Option Plan (filed as Appendix A to Registrant’s definitive Proxy Statement for the 1994 Annual Meeting of Stockholders and incorporated herein by reference) *

10.11
Second Amended and Restated 1996 Long-Term Performance Plan (filed as Appendix B to Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and incorporated herein by reference) *

10.12
Amended and Restated Credit Agreement, dated October 12, 2004, by and among RehabCare Group, Inc., as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, and Bank of America, N.A., U.S. Bank National Association, Harris Trust and Savings Bank, National City Bank, Comerica Bank and SunTrust Bank, as participating banks in the lending group (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.13
Pledge Agreement, dated as of October 12, 2004, by and among RehabCare Group, Inc. and Subsidiaries, as pledgors, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.14
Security Agreement, dated as of October 12, 2004, by and among RehabCare Group, Inc. and Subsidiaries, as grantors, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.15
Asset Purchase Agreement by and among RehabCare Group, Inc., Phase 2 Consulting, Inc., a Delaware corporation, Phase 2 Consulting, Inc., a Utah corporation, and John H. Short, Peter F. Singer and Howard W. Salmon.

10.16
Stock Purchase and Sale Agreement, dated December 30, 2003, by and among InteliStaf Holdings, Inc., RehabCare Group, Inc., StarMed Health Personnel, Inc. and StarMed Management, Inc. (filed as Exhibit 2 to the Registrant’s Current Report on Form 8-K dated December 31, 2003)

13.1	Those portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 included in response to Items 5 and 6 of this Annual Report on Form 10-K

21.1	Subsidiaries of the Registrant
73

EXHIBIT INDEX (CONT’D)

23.1	Consent of KPMG LLP

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. U.S.C. Section 1350.

32.2	Chief Financial Officer certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. U.S.C. Section 1350.

—————————————
*	Management contract or compensatory plan or arrangement.
74