Form 10-Q
period 2005-03-31
REHABCARE GROUP INC
filed 2005-05-09
CIK 812191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

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

                                  314-863-7422
                       -----------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X                 No
                            -----                  -----

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act.)     Yes    X                 No
                                            -----                  -----

Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.

                Class                           Outstanding at May 4, 2005
--------------------------------------          ---------------------------
Common Stock, par value $.01 per share                    16,746,477



                                    1 of 23

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        March 31, 2005 (unaudited) and December 31, 2004                   3

      Condensed consolidated statements of earnings for the
        three months ended March 31, 2005 and 2004 (unaudited)             4

      Condensed consolidated statements of cash flows for the
        three months ended March 31, 2005 and 2004 (unaudited)             5

      Notes to condensed consolidated financial statements (unaudited)     6

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 13

   Item 3. - Quantitative and Qualitative Disclosures about Market Risks  19

   Item 4. - Controls and Procedures                                      19

Part II. - Other Information                                              20

   Item 1. - Legal Proceedings                                            20

   Item 4. - Submission of Matters to Security Holders                    21

   Item 6. - Exhibits                                                     22

   Signatures                                                             23

                                    2 of 23

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements
-----------------------------------------------------

                              REHABCARE GROUP, INC.
                      Condensed Consolidated Balance Sheets
             (dollars in thousands, except share and per share data)

                                                       March 31,   December 31,
                                                         2005          2004
                                                         ----          ----
                  Assets                              (unaudited)
                  ------
Current assets:
    Cash and cash equivalents                        $  39,356    $  50,405
    Restricted cash                                      3,088        3,073
    Accounts receivable, net of allowance for doubtful
      accounts of $6,051 and $5,074, respectively       76,450       69,565
    Deferred tax assets                                 10,816       10,252
    Other current assets                                 2,383        1,690
                                                     ---------    ---------
      Total current assets                             132,093      134,985
Marketable securities, trading                           3,913        4,076
Equipment and leasehold improvements, net               15,206       15,149
Excess of cost over net assets acquired, net            68,681       68,340
Intangible assets, net                                  11,638       11,884
Investment in unconsolidated affiliates                 42,465       39,269
Other                                                    4,262        3,963
                                                     ---------    ---------
      Total assets                                   $ 278,258    $ 277,666
                                                     =========    =========

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
    Current portion of long-term debt                $   5,003    $   4,731
    Accounts payable                                       815        3,521
    Accrued salaries and wages                          28,145       29,859
    Income taxes payable                                 1,232        4,495
    Accrued expenses                                    16,389       15,928
                                                     ---------    ---------
      Total current liabilities                         51,584       58,534
Long-term debt, less current portion                     1,941        2,142
Deferred compensation                                    3,792        4,088
Deferred tax liabilities                                 5,949        5,874
                                                     ---------    ---------
      Total liabilities                                 63,266       70,638
                                                     ---------    ---------

Stockholders' equity:
   Preferred stock, $.10 par value, authorized
      10,000,000 shares, none issued and outstanding        --           --
   Common stock, $.01 par value; authorized 60,000,000
      shares, issued 20,735,500 shares and 20,553,232
      shares as of March 31, 2005 and December 31,
      2004, respectively                                   207          206
   Additional paid-in capital                          123,653      120,592
   Retained earnings                                   145,836      140,934
   Less common stock held in treasury at cost,
      4,002,898 shares as of March 31, 2005 and
      December 31, 2004                                (54,704)     (54,704)
   Accumulated other comprehensive earnings                 --           --
                                                     ---------    ---------
      Total stockholders' equity                       214,992      207,028
                                                     ---------    ---------
      Total liabilities and stockholders' equity     $ 278,258    $ 277,666
                                                     =========    =========

     See accompanying notes to condensed consolidated financial statements.

                                    3 of 23

                              REHABCARE GROUP, INC.
                  Condensed Consolidated Statements of Earnings
                  (amounts in thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                   2005         2004
                                                   ----         ----
Operating revenues                               $102,431    $104,497
Costs and expenses:
   Operating expenses                              76,498      76,067
   Selling, general & administrative:
      Divisions                                     8,635       9,673
      Corporate                                     5,999       6,317
   Depreciation and amortization                    2,293       1,768
   Restructuring                                       --       1,666
   Gain on sale of business                            --        (485)
                                                 --------    --------
     Total costs and expenses                      93,425      95,006
                                                 --------    --------

     Operating earnings                             9,006       9,491
Interest income                                       196          56
Interest expense                                     (238)       (217)
Other income (expense)                                 14          (7)
                                                 --------    --------
Earnings before income taxes and
     equity in net loss of affiliates               8,978       9,323
Income taxes                                        3,635       3,864
Equity in net loss of affiliates                     (441)       (353)
                                                 --------    --------
     Net earnings                                $  4,902    $  5,106
                                                 ========    ========

Net earnings per common share:
     Basic                                       $   0.29    $   0.32
                                                 ========    ========
     Diluted                                     $   0.29    $   0.31
                                                 ========    ========
Weighted-average number of
  common shares outstanding:
     Basic                                         16,631      16,166
                                                 ========    ========
     Diluted                                       17,145      16,728
                                                 ========    ========

     See accompanying notes to condensed consolidated financial statements.

                                    4 of 23

                              REHABCARE GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                             2005       2004
                                                             ----       ----
Cash flows from operating activities:
      Net earnings                                       $  4,902   $  5,106
Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                         2,293      1,768
      Provision for doubtful accounts                       1,121        992
      Equity in net loss of affiliates                        441        353
      Income tax benefit realized on employee
         stock option exercises                             1,320        225
      Restructuring                                            --      1,666
      Gain on sale of business                                 --       (485)
      Changes in assets and liabilities:
         Accounts receivable, net                          (8,006)    (5,353)
         Prepaid expenses and other current assets           (693)      (248)
         Other assets                                        (267)      (107)
         Net assets held for sale                              --      1,903
         Accounts payable                                  (2,706)       214
         Accrued expenses                                     974        675
         Accrued salaries and wages                        (1,714)       610
         Deferred compensation                               (145)       114
         Income taxes                                      (3,752)     1,468
                                                         --------   --------
           Net cash provided by (used in) operating
             activities                                    (6,232)     8,901
                                                         --------   --------

Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net  (1,700)    (1,211)
   Purchase of marketable securities                      (10,612)      (937)
   Proceeds from sale/maturities of marketable securities  10,624     10,919
   Investment in unconsolidated affiliate                  (3,637)        --
   Disposition of business                                   (187)    (3,864)
   Purchase of businesses                                    (299)   (13,293)
   Other, net                                                (275)      (293)
                                                         --------   --------
           Net cash used in investing activities           (6,086)    (8,679)
                                                         --------   --------

Cash flows from financing activities:
   Principal payments on long term debt                      (473)        --
   Exercise of stock options                                1,742        395
                                                         --------   --------
           Net cash provided by financing activities        1,269        395
                                                         --------   --------
Net increase (decrease) in cash and cash equivalents      (11,049)       617
Cash and cash equivalents at beginning of period           50,405     28,320
                                                         --------   --------
Cash and cash equivalents at end of period               $ 39,356   $ 28,937
                                                         ========   ========

     See accompanying notes to condensed consolidated financial statements.

                                    5 of 23

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Three Month Periods Ended March 31, 2005 and 2004
                                   (Unaudited)


Note 1. - Basis of Presentation
-------------------------------

     The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. The Company accounts for its investments in less than 50% owned affiliates using the equity method. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts have been reclassified to conform to current year presentation.

     The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Reference is made to the Company's audited consolidated financial statements and the related notes as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of the Company's accounting policies.


Note 2. - Critical Accounting Policies and Estimates
----------------------------------------------------

     The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2004 Annual Report on Form 10-K, filed on March 16, 2005.


Note 3. - Stock-Based Compensation
----------------------------------

     The Company accounts for stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25,
"Accounting  for  Stock  Issued  to  Employees",  and  related  interpretations.
Accordingly, stock-based employee compensation cost is not reflected in net earnings, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                    6 of 23

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

                                                   Three Months Ended
                                                        March 31,
                                                     2005        2004
                                                     ----        ----
      Net earnings, as reported                    $4,902       $5,106
      Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                    533          836
                                                   ------       ------

      Pro forma net earnings                       $4,369       $4,270
                                                   ======       ======

      Basic net earnings per share: As reported    $ 0.29       $ 0.32
                                                   ======       ======
                                    Pro forma      $ 0.26       $ 0.26
                                                   ======       ======

      Diluted net earnings per share: As reported  $ 0.29       $ 0.31
                                                   ======       ======
                                      Pro forma    $ 0.25       $ 0.26
                                                   ======       ======

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

     The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except per share data):

                                                        Three Months Ended
                                                             March 31,
                                                        2005          2004
                                                        ----          ----
      Numerator:
      Numerator for basic/diluted net earnings
         per share - net earnings available
         to common stockholders                        $ 4,902       $ 5,106
                                                       =======       =======

      Denominator:

      Denominator for basic net earnings per share -
         weighted-average shares outstanding            16,631        16,166

      Effect of dilutive securities:
          Stock options                                    514           562
                                                       -------       -------

      Denominator for diluted net earnings per share -
         adjusted weighted-average shares               17,145        16,728
                                                       =======       =======

      Basic net earnings per share                     $  0.29       $  0.32
                                                       =======       =======

      Diluted net earnings per share                   $  0.29       $  0.31
                                                       =======       =======

                                    7 of 23

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

Note 5. - Comprehensive Income
------------------------------

     Comprehensive income consisted only of net income in the three months ended March 31, 2005 and 2004.


Note 6. - Investment in Unconsolidated Affiliate
------------------------------------------------

     The Company sold its StarMed staffing business to InteliStaf on February 2, 2004 in exchange for a 25% interest in InteliStaf on a fully diluted basis. The Company uses the equity method to account for its investment in InteliStaf and recorded its initial investment at its fair value of $40 million, as determined by a third party valuation firm. A summary of InteliStaf's unaudited results of operations for the three months ended March 31, 2005 and the period from February 2, 2004 to March 31, 2004 and InteliStaf's unaudited financial position as of March 31, 2005 and 2004 follows (dollars in thousands):

                                                Three Months       February 2
                                                  Ended               to
                                                 March 31,         March 31,
                                                   2005              2004
                                                   ----              ----
      Net operating revenues                     $ 69,159          $ 61,711
      Operating loss                               (1,802)           (1,588)
      Net loss                                     (1,666)           (1,411)


                                                 March 31,         March 31,
                                                   2005              2004
                                                   ----              ----

      Current assets                             $ 51,394          $ 71,629
      Noncurrent assets                            96,792           100,737
                                                 --------          --------
         Total assets                            $148,186          $172,366
                                                 ========          ========

      Current liabilities                        $ 25,225          $ 38,851
      Noncurrent liabilities                       37,870            45,995
                                                 --------          --------
         Total liabilities                       $ 63,095          $ 84,846
                                                 ========          ========

     The value of the Company's investment in InteliStaf at the transaction date exceeded its share of the book value of InteliStaf's stockholders' equity by approximately $17.8 million. This excess has been accounted for as goodwill (although reported as a component of investment in unconsolidated affiliate) and is reviewed for impairment in accordance with the terms of APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company continues to monitor the valuation of its investment in InteliStaf to determine if an other than temporary decrease in the value of its investment has occurred. The Company does not believe such a decline in value has occurred.


Note 7. - Restructuring Costs
-----------------------------

     As stated in note 6, the Company sold its StarMed staffing division to InteliStaf on February 2, 2004. In connection with this sale, the Company initiated a series of restructuring activities to reduce the cost of corporate overhead that had previously been absorbed by the staffing division. As a result of these actions, the Company recorded a pre-tax restructuring charge in the first quarter of 2004 of approximately $1.7 million.

                                    8 of 23

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

     All restructuring activities were completed by December 31, 2004 except for the payment of lease exit costs related to the 2004 restructuring charge described above and lease exit costs related to a 2003 restructuring charge. The following table summarizes activity within the remaining restructuring reserves for the quarter ended March 31, 2005 (in thousands of dollars):

      Balance at December 31, 2004                 $ 501
      Cash payments and
         non-cash utilization                        (85)
                                                   -----
      Balance at March 31, 2005                    $ 416
                                                   =====

Note 8. - Business Combinations
-------------------------------

     On February 2, 2004, the Company purchased the assets of CPR Therapies, LLC. ("CPR") for cash and $1.4 million of subordinated promissory notes. In accordance with the terms of the purchase agreement, the seller was entitled to additional earn-out consideration based upon the execution of new therapy contracts as defined in the agreement. On July 31, 2004, the first of two earn-out calculations was performed resulting in an increase to the purchase price of approximately $159,000. On February 1, 2005, the second earn-out calculation was performed resulting in an increase to the purchase price of approximately $545,000 and a corresponding increase to the excess of cost over net assets acquired.


Note 9. - Excess of Cost Over Net Assets Acquired and Other Intangible Assets
-----------------------------------------------------------------------------

     At March 31, 2005 and 2004, the Company had the following intangible asset balances (in thousands of dollars):

                                     March 31, 2005           March 31, 2004
                                     --------------           --------------
                                 Gross                     Gross
                                Carrying   Accumulated    Carrying   Accumulated
                                 Amount   Amortization     Amount   Amortization
                                 ------   ------------     ------   ------------
  Amortized Intangible Assets:
    Noncompete agreements       $   455    $   (115)       $  320      $  (40)
    Trade names                     550         (37)           --          --
    Contractual customer
      relationships              10,300      (1,875)        8,800        (189)
                                -------    --------        ------      ------
        Total                   $11,305    $ (2,027)       $9,120      $ (229)
                                =======    ========        ======      ======

  Unamortized Intangible Assets:
    Trade names                 $ 2,360                    $1,360
                                =======                    ======

     Amortization expense on intangible assets was $476,000 and $176,000 for the
quarters  ended  March  31,  2005  and  2004,  respectively.   Estimated  annual
amortization  expense for the next 5 years is: 2005 - $2.0 million;  2006 - $2.1 million; 2007 - $1.4 million; 2008 - $1.2 million and 2009 - $1.1 million.

                                    9 of 23

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

     The changes in the carrying amount of excess of cost over net assets acquired for the quarter ended March 31, 2005 are as follows (in thousands of dollars):

                                             Hospital     Healthcare
                                Contract  Rehabilitation  Management
                                Therapy      Services     Consulting     Total
                                -------      --------     ----------    -------
 Balance at December 31, 2004   $21,321      $42,875       $ 4,144      $68,340
 Purchase price
    allocation adjustments          488         (147)           --          341
                                -------      -------       -------      -------
 Balance at March 31, 2005      $21,809      $42,728       $ 4,144      $68,681
                                =======      =======       =======      =======

Note 10. - Long-term Debt
-------------------------

     In connection with the purchase of businesses in 2004, the Company issued long-term subordinated promissory notes to the respective selling parties. During the first quarter of 2005, the Company issued an additional note in the amount of $545,000 in accordance with the earn-out provisions of the agreement to purchase CPR (see note 8). The interest rate on the new earn-out note is 8% per annum. On March 31, 2005, the remaining aggregate principal balance on all subordinated promissory notes was approximately $6.9 million.


Note 11. - Industry Segment Information
---------------------------------------

     Prior to February 2, 2004, when the Company sold its healthcare staffing division, the Company operated in two business segments that were managed separately based on fundamental differences in operations: program management services and healthcare staffing services. Program management includes hospital rehabilitation services (including inpatient acute rehabilitation and skilled nursing units and outpatient therapy programs) and contract therapy programs. On May 3, 2004, with the acquisition of Phase 2 Consulting, the Company added a new segment: healthcare management consulting. Virtually all of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months ended March 31, 2005 and 2004 in each industry segment is as follows (in thousands of dollars):

                             Operating Revenues from
                               Unaffiliated Customers        Operating Earnings
                             ------------------------        ------------------
                                 Three months ended          Three months ended
                                      March 31,                  March 31,
                                 2005          2004          2005          2004
                                 ----          ----          ----          ----
Program management:
 Contract therapy            $ 52,459      $ 40,754       $ 2,393       $ 2,438
 Hospital rehabilitation
   services                    47,813        47,087         6,676         8,797
                             --------      --------       -------       -------
  Program management
   total                      100,272        87,841         9,069        11,235
Healthcare staffing                --        16,727            --           (78)
Healthcare management
 consulting                     2,310            --           (63)           --
                             --------      --------       -------       -------

      Subtotal                102,582       104,568         9,006        11,157
Less Intercompany
 revenues*                       (151)          (71)          N/A           N/A
Restructuring charge              N/A           N/A            --        (1,666)
                             --------      --------       -------       -------
      Total                  $102,431      $104,497       $ 9,006       $ 9,491
                             ========      ========       =======       =======

*Intercompany revenues represent sales of services, at market rates, between the Company's operating segments.

                                    10 of 23

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

                                  Depreciation and
                                    Amortization           Capital Expenditures
                              ------------------------    ----------------------
                                 Three months ended          Three months ended
                                      March 31,                   March 31,
                                 2005          2004           2005          2004
                                 ----          ----           ----          ----
Program management:
 Contract therapy            $    959      $    742       $    627      $    551
 Hospital rehabilitation
   services                     1,327         1,026          1,056           660
                             --------      --------       --------      --------
 Program management
   total                        2,286         1,768          1,683         1,211
Healthcare management
 consulting                         7            --             17            --
                             --------      --------       --------      --------
      Total                  $  2,293      $  1,768       $  1,700      $  1,211
                             ========      ========       ========      ========


                                   Total Assets            Unamortized Goodwill
                              ------------------------    ----------------------
                                  as of March 31,             as of March 31,
                                2005         2004            2005         2004
                                ----         ----            ----         ----
Program management:
 Contract therapy            $ 72,846      $ 51,308       $ 21,809      $ 15,404
 Hospital rehabilitation
   services                   160,252       152,291         42,728        42,837
                             --------      --------       --------      --------
 Program management
   total                      233,098       203,599         64,537        58,241
Healthcare management
 consulting                     6,308            --          4,144            --
Corporate - investment in
 unconsolidated
 affiliate                     38,852        39,647           N/A            N/A
                             --------      --------       --------      --------
      Total                  $278,258      $243,246       $ 68,681      $ 58,241
                             ========      ========       ========      ========

Note 12. - Related Party Transactions
-------------------------------------

     The Company has retained a software vendor for various computer related activities. John H. Short, President and Chief Executive Officer and a director of the Company, is also a director of the software company and Theodore M. Wight, a director of the Company, was also a director of the software company until his resignation from the software company's board on April 27, 2005. Dr. Short owns 5.5% of the fully diluted capitalization of the software company. Until June 2004, when the United States Small Business Administration was appointed as a receiver for Pacific Northwest Partners SBIC, L.P., Mr. Wight was deemed to control through his affiliation with Pacific Northwest Partners SBIC, L.P., 27.3% of the fully diluted capitalization of the software company. Subsequent to June 2004, Mr. Wight retained personal ownership of 1.34% of the total capitalization of the software company. The Company paid the software vendor approximately $6,000 during the first quarter of 2005. The Company continues to utilize the software vendor for website hosting services at an approximate annual cost of $73,000. This contract is cancelable upon 60 days notice.

     In accordance with the terms of the Transition Services Agreement between the Company and InteliStaf, the Company agreed to provide certain accounting and back-office services to InteliStaf until such time as those activities were fully integrated by InteliStaf. These services are being billed at cost. During the first quarter of 2005, the Company performed services under this agreement with an aggregate cost of approximately $64,000.

                                    11 of 23

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

     During the first quarter of 2005, the Company purchased air transportation services from 55JS Limited, Co. in the amount of approximately $170,000. 55JS Limited, Co. is owned by the Company's President and Chief Executive Officer, John Short. The air transportation services are billed to the Company, at cost, for hourly usage of 55JS's plane for Company business.


Note 13. - Recently Issued Pronouncements
-----------------------------------------

     In December 2004, the Financial Accounting Standards Board enacted Statement of Financial Accounting Standards No. 123 - revised 2004, "Share-Based Payment" ("Statement 123R"), requiring the recognition of compensation expense for all share-based payments to employees. Adoption of the standard was required for fiscal periods beginning after June 15, 2005, which would have been the Company's third fiscal quarter of 2005. On April 14, 2005, the Securities and Exchange Commission ("SEC") amended the compliance dates for Statement 123R allowing registrants to implement the standard at the beginning of the first fiscal year beginning after June 15, 2005, or January 1, 2006 for the Company.

     In light of the SEC's new rule, the Company has elected to defer the adoption on Statement 123R to January 1, 2006. The Company has not yet completed its analysis of the impact adopting Statement 123R will have on its fiscal year 2006 financial statements although the Company expects the impact will be significant, resulting in increased compensation expense.














                                    12 of 23

REHABCARE GROUP, INC.

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include, but are not limited to, our ability to integrate acquisitions and to implement client partnering relationships within the expected timeframes and to achieve the revenue and earnings levels from such acquisitions and relationships at or above the levels projected; changes in and compliance with governmental reimbursement rates and other regulations or policies affecting our businesses; our ability to attract new client relationships or to retain and grow existing client relationships through expansion of our hospital rehabilitation and contract therapy service offerings and the development of alternative product offerings; the future financial results of InteliStaf Holdings, Inc. and our other unconsolidated affiliates, and the effect of those results on our financial condition and results of operations; the adequacy and effectiveness of our operating and administrative systems; our ability and the additional costs of attracting administrative, operational and professional employees; significant increases in health, workers compensation and professional and general liability costs; litigation risks of our past and future business, including our ability to predict the ultimate costs and liabilities or the disruption of its operations; competitive and regulatory effects on pricing and margins; and general and economic conditions, including efforts by governmental reimbursement programs, insurers, healthcare providers and others to contain healthcare costs.


Results of Operations

     Prior to the divestiture of our StarMed Staffing division to InteliStaf Holdings, Inc. on February 2, 2004, we derived our revenue from two business segments: program management services (for hospitals and skilled nursing facilities) and healthcare staffing services. The program management segment includes hospital rehabilitation services (including inpatient acute rehabilitation, skilled nursing units and outpatient therapy programs) and contract therapy programs. On May 3, 2004, with the acquisition of Phase 2 Consulting, we added a new segment: healthcare management consulting.


Selected Operating Statistics:

                                       Three Months Ended
                                            March 31,
                                        2005        2004     % Change
                                        ----        ----     --------
Program Management:
   Contract Therapy:
   Operating Revenues (in thousands)   $52,459    $40,754      28.7%
   Average Number of Locations             715        536      33.4%
   Average Revenue per Location        $73,347    $75,984      (3.5)%



                                    13 of 23

REHABCARE GROUP, INC.

                                       Three Months Ended
                                            March 31,
                                        2005        2004     % Change
                                        ----        ----     --------
   Hospital Rehabilitation Services:
   Operating Revenues (in thousands)
     Inpatient                         $35,632    $35,343       0.8%
     Outpatient                         12,181     11,744       3.7%
                                       -------    -------
     Total                             $47,813    $47,087       1.5%

   Average Number of Programs
     Inpatient                             143        130      10.0%
     Outpatient                             41         43      (4.7)%
                                           ---        ---
     Total                                 184        173       6.4%

Healthcare Management Consulting:
Operating Revenues (in thousands)      $ 2,310    $    --       N/A


Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
-------------------------------------------------------------------------------

Operating Revenues

     Operating revenues during the first quarter of 2005 decreased by $2.1 million, or 2.0%, to $102.4 million compared to $104.5 million in the first quarter of 2004. The revenue decline was primarily due to the inclusion in the 2004 quarterly results of $16.7 million of healthcare staffing revenues prior to the sale of our healthcare staffing division to InteliStaf Holdings in February 2004. This decline was partially offset by growth in our contract therapy business resulting both from organic growth and targeted acquisitions. Revenues for contract therapy and hospital rehabilitation services increased 28.7% and 1.5%, respectively.

     Contract therapy experienced strong revenue growth in the first quarter of 2005 versus the first quarter of 2004. A portion of this revenue increase, $5.1 million, is attributable to the inclusion of revenues for a full quarter in 2005 for CPR Therapies and Cornerstone Rehabilitation, which were acquired in February and December 2004, respectively. In addition to the revenues from the acquisitions, continued success of the division's sales efforts and healthy same store growth were driving forces behind the revenue increase. However, much of the same store growth was attributable to overall increases in the division's Medicare Part A patient services, which generate lower than average contribution margins. The average revenue per location decreased year-over-year due primarily to the smaller average size of the 110 program locations purchased in the acquisitions mentioned above.

     Hospital rehabilitation services operating revenues increased from the prior year quarter as the result of modest growth in our outpatient business and a full quarter of VitalCare revenues in 2005 as this business was acquired on March 1, 2004. These increases were partially offset by a decline in inpatient acute rehabilitation revenues resulting from the impact of the 75% rule during the first quarter of 2005. The implementation of the 75% rule has negatively impacted our unit level census and subsequently has lowered the number of discharges for the 2005 quarter as certain patients that may not qualify for services in an acute rehabilitation unit are now being treated at other patient care settings.


                                    14 of 23

REHABCARE GROUP, INC.

Three Months Ended March 31, 2005  Compared to Three Months Ended March 31, 2004
--------------------------------------------------------------------------------
(Continued)
-----------

Costs and Expenses

                                          Three Months       Three Months
                                             Ended      % of    Ended     % of
                                            March 31,   Unit   March 31,  Unit
                                              2005     Revenue   2004    Revenue
                                              ----     -------   ----    -------
                                               (dollars in thousands)
Operating expenses                           $76,498    74.7%   $76,067    72.8%
Division selling, general and administrative   8,635     8.4      9,673     9.3
Corporate selling, general and administrative  5,999     5.9      6,317     6.0
Depreciation and amortization                  2,293     2.2      1,768     1.7
Restructuring charge                              --      --      1,666     1.6
Gain on sale of business                          --      --       (485)   (0.5)
                                             -------    ----    -------    ----
  Total costs and expenses                   $93,425    91.2%   $95,006    90.9%
                                             =======    ====    =======    ====

     The ratios of operating expenses and selling, general and administrative expenses as a percentage of revenues have been significantly affected by the mix of our business resulting primarily from the sale of our healthcare staffing division in the first quarter of 2004, the growth in our contract therapy business through acquisitions and organic growth and a mix shift in the hospital rehabilitation services to more subacute business as a result of the acquisition of VitalCare. Historically, the healthcare staffing division's operating, selling, general and administrative expenses as a percentage of revenues were higher than our other divisions. The corresponding improvement in the ratio of operating expenses to revenues was more than offset by increased operating costs in hospital rehabilitation services and contract therapy as discussed in more detail below. Corporate selling, general and administrative costs were restructured to better align with the business and declined slightly as a percentage of revenues. Depreciation and amortization as a percentage of revenues has increased primarily as a result of amortization of certain intangible assets related to the series of acquisitions completed during 2004.

                                          Three Months       Three Months
                                             Ended      % of    Ended     % of
                                            March 31,   Unit   March 31,  Unit
                                              2005     Revenue   2004    Revenue
                                              ----     -------   ----    -------
                                               (dollars in thousands)
Program Management:
-------------------
Contract Therapy:
 Operating expenses                          $41,872    79.8%   $31,412    77.1%
 Division selling, general and administrative  3,955     7.5      3,258     8.0
 Corporate selling, general and administrative 3,280     6.3      2,904     7.1
 Depreciation and amortization                   959     1.8        742     1.8
                                             -------    ----    -------    ----
      Total costs and expenses               $50,066    95.4%   $38,316    94.0%
                                             =======    ====    =======    ====

Hospital Rehabilitation Services:
 Operating expenses                          $32,968    68.9%   $31,128    66.1%
 Division selling, general and administrative  4,185     8.7      3,658     7.8
 Corporate selling, general and administrative 2,657     5.6      2,478     5.2
 Depreciation and amortization                 1,327     2.8      1,026     2.2
                                             -------    ----    -------    ----
      Total costs and expenses               $41,137    86.0%   $38,290    81.3%
                                             =======    ====    =======    ====

                                    15 of 23

REHABCARE GROUP, INC.

Three Months Ended March 31, 2005  Compared to Three Months Ended March 31, 2004
--------------------------------------------------------------------------------
(Continued)
-----------

                                            Three Months     Three Months
                                               Ended    % of    Ended     % of
                                              March 31, Unit   March 31,  Unit
                                                2005   Revenue   2004    Revenue
                                                ----   -------   ----    -------
                                                     (dollars in thousands)
Healthcare Staffing:
--------------------
 Operating expenses                            $   --      --%  $13,598(a) 81.3%
 Division selling, general and administrative      --      --     2,757    16.5
 Corporate selling, general and administrative     --      --       935     5.6
 Gain on sale of business                          --      --      (485)   (2.9)
                                               ------   -----   -------   -----
     Total costs and expenses                  $   --      --%  $16,805   100.5%
                                               ======   =====   =======   =====

Healthcare Management Consulting:
---------------------------------
 Operating expenses                            $1,809(b) 78.3%  $    --      --%
 Division selling, general and administrative     495    21.4        --      --
 Corporate selling, general and administrative     62     2.7        --      --
 Depreciation and amortization                      7     0.3        --      --
                                               ------   -----   -------   -----
     Total costs and expenses                  $2,373   102.7%  $    --      --%
                                               ======   =====   =======   =====

    (a)  includes expenses of approximately  $71 related to intercompany  sales.
    (b)  includes expenses of approximately $151 related to intercompany sales.

     Total contract therapy costs and expenses increased in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily due to the increase in direct operating expenses associated with the increased number of contract therapy locations being managed by the division. In addition, the division's direct operating expenses increased as a percentage of unit revenue from the first quarter of 2004 to the first quarter of 2005 primarily as a result of the increase in lower-priced Medicare Part A revenues mentioned above and substantial increases in the cost of direct labor, fueled by a tightening therapist labor market. Contract therapy continued to leverage its division selling, general and administrative costs, which increased on an absolute basis primarily due to the addition of costs associated with the acquisition of Cornerstone Rehabilitation, but decreased as a percentage of revenues from the first quarter of 2004 to the first quarter of 2005. While remaining flat as a percentage of operating revenues, contract therapy's absolute depreciation and amortization expense increased from the first quarter of 2004 to the first quarter of 2005 primarily due to the amortization of certain intangible assets associated with the acquisitions of CPR and Cornerstone and the amortization of the division's proprietary information system. The solid revenue growth, increased direct labor costs and cost control improvements at the selling, general and administrative level produced operating earnings of $2.4 million, flat with the first quarter of 2004.

     Total hospital rehabilitation services costs and expenses increased from the prior year due to the increase in operating and division selling, general and administrative expenses resulting from the inclusion of VitalCare's operations for the full quarter in 2005. In addition, the HRS business unit experienced increased therapist labor costs associated with both new hires as well as contract labor as there continues to be a high demand for therapists in the market. Because of our 75% rule mitigation strategies, the business unit is seeing more clinically complex patients that tend to require more therapist treatment time than patients have historically. In addition to the selling, general and administrative expenses from VitalCare's operations, the division added additional business development personnel to support our growth objectives. The division's depreciation and amortization expense increased from the first quarter of 2004 to the first quarter of 2005 primarily due to the amortization of certain intangible assets associated with the acquisition of VitalCare and the amortization of the division's proprietary information system.

                                    16 of 23

REHABCARE GROUP, INC.

Three Months Ended March 31, 2005  Compared to Three Months Ended March 31, 2004
--------------------------------------------------------------------------------
(Continued)
-----------

Total hospital rehabilitation services operating earnings decreased by $2.1 million from $8.8 million in the first quarter of 2004 to $6.7 million in the first quarter of 2005 reflecting the negative impact of the 75% rule on revenues and the increasing costs of labor.

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

Non-operating Items

     Interest income increased in the first quarter of 2005 compared to the first quarter of 2004 primarily due to the impact of higher average cash and investment balances and the effect of slightly higher interest rates.

     Interest expense primarily represents interest on subordinated promissory notes issued as partial consideration for the acquisitions of CPR Therapies, VitalCare and Cornerstone Rehabilitation during 2004 and commitment fees paid on the unused portion of our line of credit. We had no outstanding balance on the line of credit as of March 31, 2005 or March 31, 2004.

     Earnings before income taxes and equity in net loss of affiliates decreased by 3.7% to $9.0 million in the first quarter of 2005 from $9.3 million in the first quarter of 2004. The provision for income taxes was $3.6 million in the first quarter of 2005 compared to $3.9 million in the first quarter of 2004, reflecting effective income tax rates of 40.5% and 41.4%, respectively. The effective tax rate decrease is primarily the result of the impact of non-deductible goodwill associated with the sale of the staffing division on the 2004 effective rate.

     Equity in net loss of affiliates represents our share of the losses of less than majority owned equity investments, primarily our investment in InteliStaf Holdings. During the first quarter of 2005, our share of InteliStaf losses was approximately $0.4 million. InteliStaf's first quarter 2005 results were negatively impacted by costs related to an operational restructuring and a debt re-financing completed during the quarter.

     Net earnings in the first quarter of 2005 decreased 4.0% as compared to the first quarter of 2004. Diluted net earnings per share decreased from $0.31 in the first quarter of 2004 to $0.29 in the first quarter of 2005.

Liquidity and Capital Resources

     As of March 31, 2005, we had $39.4 million in cash and cash equivalents and $3.1 million of restricted cash, and a current ratio, the amount of current assets divided by current liabilities, of 2.56 to 1. Working capital increased by $4.0 million to $80.5 million as of March 31, 2005 as compared to $76.5 million as of December 31, 2004 primarily due to increased accounts receivable and decreases in accounts payable and income taxes payable. Net accounts receivable were $76.5 million at March 31, 2005, compared to $69.6 million at December 31, 2004. The number of days' average net revenue in net receivables was 65.6 and 66.5 at March 31, 2005 and December 31, 2004, respectively.

                                    17 of 23

REHABCARE GROUP, INC.

     Operating cash flows constitute our primary source of liquidity and historically have been sufficient to fund working capital, capital expenditures, internal business expansion and debt service requirements. We expect to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. We have a $90 million, five-year revolving credit facility with no balance outstanding as of March 31, 2005. The credit facility is expandable to $125 million upon our notice to the lending group, subject to our continued compliance with the terms of the credit agreement. We have approximately $11.3 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount we may borrow under the revolving credit facility. We also have a $4.2 million promissory note issued to our workers compensation carrier as additional collateral. The promissory note is not recorded as a liability on the balance sheet as it only becomes payable upon an event of default as defined in the security agreement with the workers compensation carrier. Finally, as additional collateral, we have a trust agreement with our professional and general liability insurance carrier under which we have deposited $3.1 million for their benefit in an escrow account. Our access to this cash is restricted and the insurance carrier may only draw on these funds in the event of a default as defined in the trust agreement.

     As part of the purchases of CPR Therapies, VitalCare and Cornerstone Rehabilitation in 2004, we issued long-term subordinated promissory notes to the respective selling parties. These notes bear interest at rates ranging from 6%-8%. As of March 31, 2005, approximately $6.9 million of these notes remained outstanding. In addition, as part of our arrangement with Signature Healthcare Foundation, we extended a $2.0 million line of credit to Signature. At March 31, 2005, Signature had drawn approximately $1.2 million against this line of credit.

Regulatory Update

     On April 22, 2005, the General Accounting Office released their report on the 75% Rule. As anticipated, the report calls for clarification in the regulations, increased scrutiny of the medical necessity by fiscal intermediaries and further research efforts to document the efficacy of treatment in inpatient rehabilitation facilities. However, our initial reviews of the report do not support that there will be any substantive relief from the final rule previously released by the Centers for Medicare and Medicaid Services on July 1, 2004, which includes a three year transition period. At this time it is unknown how aggressive the Centers will be in enforcing the rule given their historical practice.

     The first year of the transition period resulted in an overall reduction in patient census and in turn lower discharges in our inpatient business unit during the first quarter of 2005. Additionally, the rule drives a shift in case mix to a more complex neurological patient base. These patients often incur greater lengths of stay due to their medical complexity, therefore reducing incremental discharges. We also saw an impact of the 75% rule in our contract therapy business, as we experienced significant growth in the number of higher acuity Part A patients treated during the first quarter of 2005.

     In order to manage the impact of the 75% rule, we are continuing to implement a number of mitigation strategies. These include:

o    Implementing  a  comprehensive  nursing  education  program  to assist  our
     client's  nursing  staff  in  managing  more  complicated   medical  issues
     associated with the neurological patients;


                                    18 of 23

REHABCARE GROUP, INC.

o Modifying our unit based social worker's job description to include more case management functions, which we believe will be critical to the success of our units as the complexity and length of stay of patients served continues to increase; and

o Establishing a managed care function within our marketing department to assist our hospital clients in negotiating the most competitive rates possible for commercial payors and reduce the overall reliance on government funding.

     We  estimate  the 75% rule had a  negative  impact  of  approximately  $2.1 million on revenues in the first quarter of 2005. We took a conservative approach in our response to recent transmittals from the Centers of Medicare and Medicaid Services, which negatively impacted our inpatient census and discharges in January and February. We are implementing our mitigation strategies and have seen some improvements, which we expect to continue into the second quarter of 2005.


Critical Accounting Policies and Estimates

      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies, including the use of estimates, were presented in the notes to consolidated financial statements included in our 2004 Annual Report on Form 10-K, filed on March 16, 2005.

      Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management's most difficult, subjective and complex judgments, and involve uncertainties. Our most critical accounting policies pertain to allowance for doubtful accounts, goodwill and other intangible assets, health, workers compensation and professional liability insurance accruals and accounting for investments in unconsolidated affiliates. Each of these critical accounting policies was discussed in our 2004 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations." There were no significant changes in the application of critical accounting policies during the first quarter of 2005.

Item 3. - Quantitative and Qualitative Disclosures About Market Risks
---------------------------------------------------------------------

     There have been no material changes in the reported market risks since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. - Controls and Procedures
---------------------------------

     As of March 31, 2005, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report. There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    19 of 23

REHABCARE GROUP, INC.

Part II. - Other Information
----------------------------

Item 1. - Legal Proceedings
--------------------------

     On April 12, 2005, the Office of Inspector General, U.S. Department of Health and Human Services issued a subpoena duces tecum which requires us to produce certain documents to the Office of Inspector General. Many of the documents requested relate to our provision of therapy services in our clients' skilled nursing and long-term care facilities within the state of New Jersey. We intend to fully cooperate with the government and are in the process of gathering the required information in response to the subpoena.

     A derivative lawsuit was filed in 2002 in the Circuit Court of St. Louis County, Missouri against us and certain of our former and current directors based upon alleged actions and omissions by such directors which purportedly lead to the filing of a federal securities class action against the Company. A final judgment dismissing the federal suit was entered on January 28, 2005. The plaintiff in the derivative suit dismissed the action without prejudice in April, 2005.

     In July 2003, a former independent contractor of ours and a former Baxter County Regional Hospital physical therapist filed a civil action, under the qui tam and whistleblower provisions of the False Claims Act, in the United States District Court for the Eastern District of Arkansas. The plaintiffs seek back pay, civil penalties, treble damages, and special damages from us and Baxter. The allegations contained in the suit relate to the proper clinical diagnoses, for Medicare reimbursement purposes, of patients treated at the hospital's acute rehabilitation unit for which Baxter received reimbursement in excess of $5,000,000. The plaintiffs filed the original action on August 21, 2000, under seal. After an investigation by the United States Department of Justice, on June 3, 2003, the government declined to intervene and the seal was lifted. The plaintiffs filed an amended complaint, and we and Baxter were served and notified of the civil action on July 15, 2003. We and Baxter also initiated an internal and external audit that concluded the allegations were unfounded and that we and Baxter were in compliance with Medicare regulations. We have agreed to indemnify Baxter for all fees and expenses on all counts arising out of the action except for the whistleblower count brought by Baxter's therapist. We and Baxter both filed separate motions to dismiss the action. The Court denied Baxter's motion to dismiss, but granted our motion to dismiss with respect to the individual claim under the whistleblower provisions of the False Claims Act but not the other claims against us under the False Claims Act. The parties are currently engaged in discovery with respect to the remaining claims.

     On May 6, 2004 we filed a civil action against The Queen's Medical Center, in the United States District Court for the District of Hawaii, for breach of contract, including past due service fees plus interest in the amount of approximately $300,000. On May 26, 2004, Queens filed an answer to our complaint and a counterclaim against us, alleging breach of contract and seeking indemnification for amounts of alleged incorrect billings submitted by the skilled nursing unit we managed, additional management fees already paid to us, and an estimate of their attorney's fees, with respect to the counterclaim. Subsequently, legal counsel for Queens advised the court and us that the Queen's demand for indemnification and counterclaims against us were based on fabricated documents. On April 1, 2005 the U.S. District Court dismissed the action and counterclaim, pursuant to a Settlement, Mutual Release and Indemnity Agreement, we executed with Queens.

     The Wage and Hour Division of the United States Department of Labor has been conducting an investigation of our former staffing division. The investigation is focused on minimum wage and overtime compensation of employees who worked as on-call coordinators. After a review by us of the staffing division's wage and overtime practices with respect to office and field staff employees who also worked on-call shifts, we and the Department of Labor reached an agreement with respect to the payment by us of approximately $160,000 in the aggregate to these employees. Each employee has been sent a check, which if cashed, will release his or her claim under the Fair Labor Standards Act (but not any state law claims) for the period reviewed. These employees can also elect not to cash the check and file suit individually.

                                    20 of 23

REHABCARE GROUP, INC.

     Several federal lawsuits have been filed by certain on-call, recruiting and staffing coordinators and other employee classifications seeking overtime compensation and related damages under both federal and state law. These individuals were employed by our former staffing division. Three of these cases have been consolidated in the United States District Court for the Central District of California. The individuals sought to bring a collective or class action on behalf of all similarly situated persons. On January 3, 2005, the court granted plaintiffs' motion to send notice of collective action to present and former staffing division employees although the court did not specify the exact group of employees to which the notice should be directed. At the same time, the court denied the plaintiffs' request to proceed as class action under the California state law claims. Upon entry of the order allowing notices of collective action to be sent and the actual mailing of the notices, the employees to which the notices are directed will have the opportunity to opt into the case for claims dating back two years (three years if a willful violation is proven) from the date the employee files a consent to join the case. Plaintiffs' counsel has filed a separate California state court class action reasserting the state law claims.

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


Item 4. - Submission of Matters to Security Holders
---------------------------------------------------

      At our Annual Meeting of Stockholders held on Tuesday, May 3, 2005, the following matters were voted upon:

1.    Election of William G. Anderson, Colleen Conway-Welch, C. Ray Holman, John
      H. Short, H. Edwin Trusheim and Theodore M. Wight to serve as Directors of the Company for terms expiring in 2005:

Name                                For            Withheld Authority
----                                ---            ------------------
William G. Anderson             14,981,104                701,579
Colleen Conway-Welch            15,180,833                501,850
C. Ray Holman                   15,186,578                496,105
John H. Short                   14,979,879                702,804
H. Edwin Trusheim               14,877,787                804,896
Theodore M. Wight               13,263,535              2,419,148

2. Approval of the 2005 Equity Incentive Plan:

      For                  6,162,032
      Against              6,992,971
      Abstain                 22,430
      Non-Votes            2,505,250


                                    21 of 23

REHABCARE GROUP, INC.

3.    Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2005:
      For                 15,534,318
      Against                136,037
      Abstain                 12,328



Item 6. - Exhibits
------------------

See exhibit index







                                    22 of 23

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   REHABCARE GROUP, INC.

May 9, 2005



                                                 By: /s/  Vincent L. Germanese
                                                         ----------------------
                                                          Vincent L. Germanese
                                                         Senior Vice President,
                                                        Chief Financial Officer
                                                                  and Secretary

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

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.2 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350


-------------------------

                                                                    EXHIBIT 31.1
                                  CERTIFICATION

I, John H. Short, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RehabCare Group, Inc. (the "Registrant"):
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;
4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the Registrant and we have:
     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and
5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date:  May 9, 2005


                                                    By: /s/        John H. Short
                                                            --------------------
                                                                   John H. Short
                                                                   President and
                                                         Chief Executive Officer
                                                           RehabCare Group, Inc.

                                                                    EXHIBIT 31.2
                                  CERTIFICATION

I, Vincent L. Germanese, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RehabCare Group, Inc. (the "Registrant"):
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;
4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the Registrant and we have:
     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and
5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date:  May 9, 2005


                                                 By: /s/    Vincent L. Germanese
                                                        ------------------------
                                                            Vincent L. Germanese
                                                          Senior Vice President,
                                                         Chief Financial Officer
                                                                   and Secretary
                                                           RehabCare Group, Inc.

                                                                    Exhibit 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. Short, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                     By: /s/       John H. Short
                                                             -------------------
                                                                   John H. Short
                                                                   President and
                                                         Chief Executive Officer
                                                           RehabCare Group, Inc.
                                                                May 9, 2005

                                                                    Exhibit 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent L. Germanese, Senior Vice President Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                   By: /s/  Vincent L. Germanese
                                                         -----------------------
                                                            Vincent L. Germanese
                                                          Senior Vice President,
                                                         Chief Financial Officer
                                                                   and Secretary
                                                           RehabCare Group, Inc.
                                                                May 9, 2005