Form 10-Q
period 2005-06-30
REHABCARE GROUP INC
filed 2005-08-05
CIK 812191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                  -------------

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

                       Yes    X                 No
                            -----                   -----

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act.)    Yes    X                 No
                                           -----                   -----

Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.

                Class                           Outstanding at August 1, 2005
--------------------------------------          -----------------------------
Common Stock, par value $.01 per share                    16,784,877

================================================================================

                                    1 of 26

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        June 30, 2005 (unaudited) and December 31, 2004                    3

      Condensed consolidated statements of earnings for the
        three months and six months ended June 30, 2005 and 2004
        (unaudited)                                                        4

      Condensed consolidated statements of cash flows for the
        six months ended June 30, 2005 and 2004 (unaudited)                5

      Notes to condensed consolidated financial statements (unaudited)     6

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 14

   Item 3. - Quantitative and Qualitative Disclosures about Market Risks  23

   Item 4. - Controls and Procedures                                      23

Part II. - Other Information                                              24

   Item 1. - Legal Proceedings                                            24

   Item 6. - Exhibits                                                     25

   Signatures                                                             26


                                    2 of 26

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements
-----------------------------------------------------

                              REHABCARE GROUP, INC.
                      Condensed Consolidated Balance Sheets
             (dollars in thousands, except share and per share data)

                                                       June 30,    December 31,
                                                         2005         2004
                                                         ----         ----
                  Assets                             (unaudited)
                  ------
Current assets:
    Cash and cash equivalents                        $  41,656    $  50,405
    Restricted cash                                      3,109        3,073
    Accounts receivable, net of allowance for doubtful
      accounts of $6,302 and $5,074, respectively       80,368       69,565
    Income taxes receivable                              1,138           --
    Deferred tax assets                                 10,360       10,252
    Other current assets                                 2,871        1,690
                                                     ---------    ---------
      Total current assets                             139,502      134,985
Marketable securities, trading                           3,933        4,076
Equipment and leasehold improvements, net               15,795       15,149
Excess of cost over net assets acquired, net            65,631       68,340
Intangible assets, net                                  11,114       11,884
Investment in unconsolidated affiliates                 42,174       39,269
Other                                                    4,205        3,963
                                                     ---------    ---------
      Total assets                                   $ 282,354    $ 277,666
                                                     =========    =========

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
    Current portion of long-term debt                $   1,830    $   4,731
    Accounts payable                                       640        3,521
    Accrued salaries and wages                          31,496       29,859
    Income taxes payable                                    --        4,495
    Accrued expenses                                    14,969       15,928
                                                     ---------    ---------
      Total current liabilities                         48,935       58,534
Long-term debt, less current portion                     1,612        2,142
Deferred compensation                                    3,944        4,088
Deferred tax liabilities                                 6,438        5,874
                                                     ---------    ---------
      Total liabilities                                 60,929       70,638
                                                     ---------    ---------

Stockholders' equity:
   Preferred stock, $.10 par value, authorized
      10,000,000 shares, none issued and outstanding        --           --
   Common stock, $.01 par value; authorized 60,000,000
      shares, issued 20,787,775 shares and 20,553,232
      shares as of June 30, 2005 and December 31,
      2004, respectively                                   208          206
   Additional paid-in capital                          124,596      120,592
   Retained earnings                                   151,325      140,934
   Less common stock held in treasury at cost,
      4,002,898 shares as of June 30, 2005 and
      December 31, 2004                                (54,704)    (54,704)
   Accumulated other comprehensive earnings                 --           --
                                                     ---------    ---------
      Total stockholders' equity                       221,425      207,028
                                                     ---------    ---------
      Total liabilities and stockholders' equity     $ 282,354    $ 277,666
                                                     =========    =========

     See accompanying notes to condensed consolidated financial statements.

                                    3 of 26

                              REHABCARE GROUP, INC.
                  Condensed Consolidated Statements of Earnings
                  (amounts in thousands, except per share data)
                                   (Unaudited)


                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                      2005       2004         2005       2004
                                      ----       ----         ----       ----
Operating revenues                 $108,353    $90,944     $210,784    $195,441
Costs and expenses:
   Operating expenses                81,206     64,643      157,704     140,710
   Selling, general & administrative:
      Divisions                       8,828      7,863       17,463      17,536
      Corporate                       6,104      6,276       12,103      12,593
   Depreciation and amortization      2,408      2,010        4,701       3,778
   Restructuring                         --        (51)          --       1,615
   Gain on sale of business              --         --           --        (485)
                                    -------    -------     --------    --------
     Total costs and expenses        98,546     80,741      191,971     175,747
                                    -------    -------     --------    --------

     Operating earnings               9,807     10,203       18,813      19,694
Interest income                         219         55          415         111
Interest expense                       (323)      (266)        (561)       (483)
Other income (expense), net              24        (43)          38         (50)
                                    -------    -------     --------    --------
Earnings before income taxes and
     equity in net loss of affiliates 9,727      9,949       18,705      19,272
Income taxes                          3,940      4,136        7,575       8,000
Equity in net loss of affiliates       (298)      (110)        (739)       (463)
                                    -------    -------     --------    --------
     Net earnings                   $ 5,489    $ 5,703     $ 10,391    $ 10,809
                                    =======    =======     ========    ========

Net earnings per common share:
     Basic                          $  0.33    $  0.35     $   0.62    $   0.67
                                    =======    =======     ========    ========
     Diluted                        $  0.32    $  0.34     $   0.60    $   0.64
                                    =======    =======     ========    ========
Weighted-average number of
 common shares outstanding:
     Basic                           16,755     16,221       16,694      16,194
                                    =======    =======     ========    ========
     Diluted                         17,245     16,794       17,195      16,769
                                    =======    =======     ========    ========


     See accompanying notes to condensed consolidated financial statements.

                                    4 of 26

                              REHABCARE GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                             2005       2004
                                                             ----       ----
Cash flows from operating activities:
      Net earnings                                       $ 10,391   $ 10,809
Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                         4,701      3,778
      Provision for doubtful accounts                       2,074      2,116
      Equity in net loss of affiliates                        739        463
      Income tax benefit realized on employee
         stock option exercises                             1,664        894
      Restructuring                                            --      1,615
      Gain on sale of business                                 --       (485)
      Changes in assets and liabilities:
         Accounts receivable, net                         (12,877)    (1,026)
         Other current assets                              (1,181)       (63)
         Other assets                                         (82)        31
         Net assets held for sale                              --      1,903
         Accounts payable                                  (2,881)       228
         Accrued salaries and wages                         1,637      2,073
         Accrued expenses                                    (291)      (883)
         Deferred compensation                               (132)       369
         Income taxes                                      (5,177)     4,245
                                                         --------   --------
           Net cash provided by (used in) operating
             activities                                    (1,415)    26,067
                                                         --------   --------

Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net  (3,937)    (2,187)
   Purchase of marketable securities                      (35,817)    (1,291)
   Proceeds from sale/maturities of marketable securities  35,948     10,998
   Increase in restricted cash                                (36)    (3,052)
   Investment in unconsolidated affiliate                  (3,644)        --
   Disposition of business                                   (259)    (3,931)
   Purchase of businesses, net of cash acquired              (332)   (19,557)
   Other, net                                                (624)      (434)
                                                         --------   --------
           Net cash used in investing activities           (8,701)   (19,454)
                                                         --------   --------

Cash flows from financing activities:
   Principal payments on long term debt                      (975)      (180)
   Exercise of stock options                                2,342        913
                                                         --------   --------
           Net cash provided by financing activities        1,367        733
                                                         --------   --------
Net increase (decrease) in cash and cash equivalents       (8,749)     7,346
Cash and cash equivalents at beginning of period           50,405     28,320
                                                         --------   --------
Cash and cash equivalents at end of period               $ 41,656   $ 35,666
                                                         ========   ========

     See accompanying notes to condensed consolidated financial statements.

                                    5 of 26

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                 Six Month Periods Ended June 30, 2005 and 2004
                                   (Unaudited)

Note 1. - Basis of Presentation
-------------------------------

     The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. The Company accounts for its investments in less than 50% owned affiliates using the equity method. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. The results of operations for the three months and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts have been reclassified to conform to current year presentation. On August 1, 2005, the Company acquired substantially all of the operating assets of MeadowBrook Healthcare, Inc. and certain of its subsidiaries ("MeadowBrook"). The Company is leasing the
MeadowBrook facilities from SunTrust Bank which acquired the facilities from MeadowBrook and its affiliates in a separate transaction that also occurred on August 1. The MeadowBrook assets and liabilities acquired, as well as MeadowBrook's operations, are not reflected in the condensed financial statements contained in this Form 10-Q. See note 14, "Subsequent Event", for further information on the MeadowBrook transaction.

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

                                    6 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                            2005     2004        2005     2004
                                            ----     ----        ----     ----
Net earnings, as reported                  $5,489   $5,703     $10,391  $10,809
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                  641    1,029       1,174    1,865
                                           ------   ------     -------  -------

Pro forma net earnings                     $4,848   $4,674     $ 9,217  $ 8,944
                                           ======   ======     =======  =======

Basic net earnings per share:  As reported $ 0.33   $ 0.35     $  0.62  $  0.67
                                           ======   ======     =======  =======
                               Pro forma   $ 0.29   $ 0.29     $  0.55  $  0.55
                                           ======   ======     =======  =======

Diluted net earnings per share:
                               As reported $ 0.32   $ 0.34     $  0.60  $  0.64
                                           ======   ======     =======  =======
                               Pro forma   $ 0.28   $ 0.28     $  0.54  $  0.53
                                           ======   ======     =======  =======

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

     The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except per share data):

                                       Three Months Ended      Six Months Ended
                                             June 30,               June 30,
                                         2005      2004         2005      2004
                                         ----      ----         ----      ----
Numerator:
Numerator for basic/diluted net
   earnings per share - net earnings
   available to common stockholders     $ 5,489   $ 5,703     $10,391   $10,809
                                        =======   =======     =======   =======

Denominator:

Denominator for basic net earnings
   per share - weighted-average
   shares outstanding                    16,755    16,221      16,694    16,194

Effect of dilutive securities:
   Stock options                            490       573         501       575
                                        -------   -------     -------   -------

Denominator for diluted net
   earnings per share - adjusted
   weighted-average shares               17,245    16,794      17,195    16,769
                                        =======   =======     =======   =======

Basic net earnings per share            $  0.33   $  0.35     $  0.62   $  0.67
                                        =======   =======     =======   =======
Diluted net earnings per share          $  0.32   $  0.34     $  0.60   $  0.64
                                        =======   =======     =======   =======

                                    7 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

Note 5. - Comprehensive Income
------------------------------

      Comprehensive income consisted only of net income in the three months and six months ended June 30, 2005 and 2004.


Note 6. - Investment in Unconsolidated Affiliate
------------------------------------------------

     The Company sold its StarMed staffing business to InteliStaf Holdings, Inc. ("InteliStaf") on February 2, 2004 in exchange for a 25% interest in InteliStaf on a fully diluted basis. The Company uses the equity method to account for its investment in InteliStaf and recorded its initial investment at its fair value of $40 million, as determined by a third party valuation firm. A summary of InteliStaf's unaudited results of operations for the three months ended June 30, 2005 and 2004, the six months ended June 30, 2005 and the period from February 2, 2004 to June 30, 2004 follows (dollars in thousands):

                                 Three Months         Six Months     February 2
                                    Ended               Ended            to
                                   June 30,            June 30,       June 30,
                               2005        2004          2005           2004
                               ----        ----          ----           ----
Net operating revenues       $69,657     $82,970       $138,816       $144,681
Operating earnings (loss)       (425)        630         (2,227)          (958)
Net loss                      (1,181)       (305)        (2,847)        (1,716)

     The value of the Company's investment in InteliStaf at the transaction date exceeded its share of the book value of InteliStaf's stockholders' equity by approximately $17.8 million. This excess has been accounted for as goodwill (although reported as a component of investment in unconsolidated affiliate) and is reviewed for impairment in accordance with the terms of APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company continues to monitor the valuation of its investment in InteliStaf to determine if an other than temporary decrease in the value of its investment has occurred. During the second quarter of 2005, InteliStaf's operating performance deviated negatively from prior projections, and in June the Board of Directors of InteliStaf elected to replace the CEO with AlixPartners, LLC, an experienced restructuring firm. AlixPartners is performing its review of the operations and financial projections of InteliStaf which is expected to be completed in the middle of the third quarter with recommendations to InteliStaf's board shortly thereafter. Once their review has been completed, InteliStaf will assess whether the value of its long-lived assets may be impaired. This assessment is not expected to be completed until the end of the third quarter. Once that assessment is completed, the Company will evaluate whether an adjustment, if any, to the carrying value of its investment is required.


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

     All restructuring activities were completed by December 31, 2004 except for the payment of lease exit costs related to the 2004 restructuring charge described above and lease exit costs related to a 2003 restructuring charge. Activity related to lease exit costs totaled $140,000 in the first six months of 2005. As a result, the balance remaining in the Company's restructuring reserves decreased from $501,000 at December 31, 2004 to $361,000 at June 30, 2005.

                                    8 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

Note 8. - Business Combinations
-------------------------------

     On February 2, 2004, the Company purchased the assets of CPR Therapies, LLC. ("CPR") for cash and $1.4 million of subordinated promissory notes. In accordance with the terms of the purchase agreement, the seller was entitled to additional earn-out consideration based upon the execution of new therapy contracts as defined in the agreement. On July 31, 2004, the first of two earn-out calculations was performed resulting in an increase to the purchase price of approximately $159,000. On February 1, 2005, the second earn-out calculation was performed resulting in an increase to the purchase price of approximately $545,000. Both adjustments resulted in a corresponding increase to the excess of cost over net assets acquired.

     On March 1, 2004, the Company purchased from Health Net, Inc. all of the outstanding common stock of American VitalCare, Inc. and its sister company, Managed Alternative Care, Inc. (collectively "VitalCare") for cash and a promissory note with a face value of $3 million. In the second quarter of 2005, the purchase price was reduced by $3 million for an adjustment, as defined in the purchase agreement, related to the retention and/or termination of customer contracts for a period of time after the purchase date. This reduction of the purchase price resulted in the cancellation of the $3 million promissory note and a corresponding decrease in the excess of cost over net assets acquired. The seller of VitalCare has provided its written consent to the cancellation of the $3 million note.


Note 9. - Excess of Cost Over Net Assets Acquired and Other Intangible Assets
-----------------------------------------------------------------------------

      At June 30, 2005 and 2004, the Company had the following intangible asset balances (in thousands of dollars):

                                     June 30, 2005            June 30, 2004
                                     -------------            -------------
                                 Gross                     Gross
                                Carrying   Accumulated    Carrying   Accumulated
                                 Amount   Amortization     Amount   Amortization
                                 ------   ------------     ------   ------------
Amortized Intangible Assets:
    Noncompete agreements      $   455     $  (148)        $  320      $  (34)
    Trade names                    550         (64)            --          --
    Contractual customer
      relationships             10,300      (2,339)         8,800        (618)
                               -------     -------         ------      ------
        Total                  $11,305     $(2,551)        $9,120      $ (652)
                               =======     =======         ======      ======

  Unamortized Intangible Assets:
    Trade names                $ 2,360                     $1,740
                               =======                     ======

     Amortization expense on intangible assets was approximately $523,000 and $424,000 for the quarters ended June 30, 2005 and 2004, respectively, and $999,000 and $600,000 for the six months ended June 30, 2005 and 2004, respectively.

     The changes in the carrying amount of excess of cost over net assets acquired for the six months ended June 30, 2005 are as follows (in thousands of dollars):

                                            Hospital     Healthcare
                                Contract Rehabilitation  Management
                                Therapy     Services     Consulting     Total
                                --------    --------     ----------    -------
Balance at December 31, 2004     $21,321     $42,875      $ 4,144      $68,340
Purchase price
   allocation adjustments            488      (3,197)          --       (2,709)
                                 -------     -------      -------      -------
Balance at June 30, 2005         $21,809     $39,678      $ 4,144      $65,631
                                 =======     =======      =======      =======

                                    9 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

Note 10. - Long-term Debt
-------------------------

     In connection with the purchase of businesses in 2004, the Company issued long-term subordinated promissory notes to the respective selling parties. During the first quarter of 2005, the Company issued an additional note in the amount of $545,000 in accordance with the earn-out provisions of the agreement to purchase CPR. The interest rate on the new earn-out note is 8% per annum. During the second quarter of 2005, the Company's note payable related to the acquisition of VitalCare in the amount of $3 million was canceled as a result of a purchase price adjustment, as defined in the purchase agreement, related to the retention and/or termination of customer contracts for a period of time after the purchase date. On June 30, 2005, the remaining aggregate principal balance on all subordinated promissory notes was approximately $3.4 million.


Note 11. - Industry Segment Information
---------------------------------------

     Prior to February 2, 2004, when the Company sold its healthcare staffing division, the Company operated in two business segments that were managed separately based on fundamental differences in operations: program management services and healthcare staffing services. Program management includes hospital rehabilitation services (including inpatient acute rehabilitation and skilled nursing units and outpatient therapy programs) and contract therapy programs. On May 3, 2004, with the acquisition of Phase 2 Consulting, the Company added a new segment: healthcare management consulting. Virtually all of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months and six months ended June 30, 2005 and 2004 in each industry segment is as follows (in thousands of dollars):

                                Three months ended          Six months ended
                                      June 30,                  June 30,
                                 2005        2004           2005        2004
                                 ----        ----           ----        ----
Operating Revenues
------------------
Program management:
   Contract therapy            $ 57,629    $ 41,028       $110,088    $ 81,782
   Hospital rehabilitation
     services                    48,046      48,518         95,859      95,605
                               --------    --------       --------    --------
   Program management
     total                      105,675      89,546        205,947     177,387
Healthcare staffing                  --          --             --      16,727
Healthcare management
   consulting                     2,811       1,398          5,121       1,398
                               --------    --------       ---------   --------
        Subtotal                108,486      90,944        211,068     195,512
Less Intercompany
  Revenues*                        (133)         --           (284)        (71)
                               --------    --------       --------    --------
        Total                  $108,353    $ 90,944       $210,784    $195,441
                               ========    ========       ========    ========

*Intercompany revenues represent sales of services, at market rates, between the Company's operating segments.

                                    10 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

                               Three months ended            Six months ended
                                    June 30,                     June 30,
                               2005          2004           2005          2004
                               ----          ----           ----          ----
Operating Earnings
------------------
Program management:
   Contract therapy          $ 3,165       $ 1,979       $ 5,558        $ 4,417
   Hospital rehabilitation
     services                  6,696         8,064        13,372         16,861
                             -------       -------       -------        -------
   Program management
     total                     9,861        10,043        18,930         21,278
Healthcare staffing               --            --            --            (78)
Healthcare management
   consulting                    (54)          109          (117)           109
                             -------       -------       -------        -------
        Subtotal               9,807        10,152        18,813         21,309
Restructuring charge              --            51            --         (1,615)
                             -------       -------       -------        -------
        Total                $ 9,807       $10,203       $18,813        $19,694
                             =======       =======       =======        =======


                               Three months ended            Six months ended
                                     June 30,                     June 30,
                               2005          2004           2005          2004
                               ----          ----           ----          ----
Depreciation and
Amortization
------------
Program management:
   Contract therapy          $ 1,022       $   652       $ 1,981        $ 1,394
   Hospital rehabilitation
     services                  1,377         1,355         2,704          2,381
                             -------        ------       -------        -------
   Program management
     total                     2,399         2,007         4,685          3,775
Healthcare management
   consulting                      9             3            16              3
                             -------       -------       -------        -------
        Total                $ 2,408       $ 2,010       $ 4,701        $ 3,778
                             =======       =======       =======        =======


                               Three months ended            Six months ended
                                     June 30,                     June 30,
                               2005          2004           2005          2004
                               ----          ----           ----          ----
Capital Expenditures
--------------------
Program management:
   Contract therapy          $ 1,215       $  486        $ 1,842        $ 1,037
   Hospital rehabilitation
     services                  1,009          477          2,065          1,137
                             -------       ------        -------        -------
   Program management
     total                     2,224          963          3,907          2,174
Healthcare management
   consulting                     13           13             30             13
                             -------       ------        -------        -------
        Total                $ 2,237       $  976        $ 3,937        $ 2,187
                             =======       ======        =======        =======

                                    11 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

                                   Total Assets            Unamortized Goodwill
                              ---------------------        --------------------
                                  as of June 30,              as of June 30,
                                2005          2004           2005         2004
                                ----          ----           ----         ----
Program management:
   Contract therapy          $ 79,561      $ 50,913       $ 21,809     $ 15,415
   Hospital rehabilitation
     services                 157,019       152,865         39,678       42,598
                             --------      --------       --------     --------
   Program management
     total                    236,580       203,778         61,487       58,013
Healthcare management
   consulting                   7,217         6,345          4,144        4,378
Corporate - investment in
   InteliStaf                  38,557        39,537            N/A          N/A
                             --------      --------       --------     --------
        Total                $282,354      $249,660       $ 65,631     $ 62,391
                             ========      ========       ========     ========

Note 12. - Related Party Transactions
-------------------------------------

     The Company has retained a software vendor for various computer related activities. John H. Short, President and Chief Executive Officer and a director of the Company, is also a director of the software company and Theodore M. Wight, a director of the Company, was also a director of the software company until his resignation from the software company's board on April 27, 2005. Dr. Short owns 5.5% of the fully diluted capitalization of the software company. Until June 2004, when the United States Small Business Administration was appointed as a receiver for Pacific Northwest Partners SBIC, L.P., Mr. Wight was deemed to control through his affiliation with Pacific Northwest Partners SBIC, L.P., 27.3% of the fully diluted capitalization of the software company. Subsequent to June 2004, Mr. Wight retained personal ownership of 1.34% of the total capitalization of the software company. The Company paid the software vendor approximately $6,000 during the six months ended June 30, 2005. The Company continues to utilize the software vendor for website hosting services at an approximate annual cost of $73,000. This contract is cancelable upon 60 days notice.

     In accordance with the terms of the Transition Services Agreement between the Company and InteliStaf, the Company provided certain accounting and back-office services to InteliStaf until those activities were fully integrated by InteliStaf. These services were billed to InteliStaf at cost. This agreement was terminated on March 31, 2005. During the first quarter of 2005, the Company performed services under this agreement with an aggregate cost of approximately $64,000.

     During the second quarter of 2005, the Company purchased air transportation services from 55JS Limited, Co. in the amount of approximately $99,000 bringing the total purchases for the six months ended June 30, 2005 to approximately $269,000. 55JS Limited, Co. is owned by the Company's President and Chief Executive Officer, John Short. The air transportation services are billed to the Company, at cost, for hourly usage of 55JS's plane for Company business.


Note 13. - Recently Issued Pronouncements
-----------------------------------------

     In December 2004, the Financial Accounting Standards Board enacted Statement of Financial Accounting Standards No. 123 - revised 2004, "Share-Based Payment" ("Statement 123R"), requiring the recognition of compensation expense for all share-based payments to employees. Adoption of the standard for the Company is required on January 1, 2006. The Company has not yet completed its analysis of the impact adopting Statement 123R will have on its fiscal year 2006 financial statements although the Company expects the impact will be significant, resulting in increased compensation expense.

                                    12 of 26

REHABCARE GROUP, INC.

        ----------------------------------------------------------------


Note 14. - Subsequent Event
---------------------------

     On August 1, 2005, the Company acquired substantially all of the operating assets of MeadowBrook Healthcare, Inc. and certain of its subsidiaries ("MeadowBrook") for approximately $36.5 million in cash and notes, subject to certain working capital and other adjustments. The transaction was funded by RehabCare through a combination of cash on hand, subordinated notes and borrowings against its revolving credit facility. The Company is leasing the MeadowBrook facilities from SunTrust Bank which acquired the facilities from MeadowBrook and its affiliates in a separate transaction that also occurred on August 1. MeadowBrook's results of operations will be included in the Company's financial statements prospectively beginning on August 1, 2005.


                                    13 of 26

REHABCARE GROUP, INC.

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include, but are not limited to, our ability to consummate acquisitions; our ability to integrate recent and pending acquisitions and client partnering relationships within the expected timeframes and to achieve the revenue and earnings levels from such acquisitions and relationships at or above the levels projected; changes in governmental reimbursement rates and other regulations or policies affecting the services provided by us to clients and/or patients; the operational, administrative and financial effect of our compliance with other governmental regulations and applicable licensing and certification requirements; our ability to attract new client relationships or to retain and grow existing client relationships through expansion of our hospital rehabilitation and contract therapy service offerings and the development of alternative product offerings; the ability of new management of InteliStaf Holdings, Inc., our unconsolidated affiliate, to complete its business assessment of InteliStaf on a timely basis and to institute a business restructuring to improve revenues and earnings; the results of our impairment analysis to be conducted with respect to the carrying value of our investment in InteliStaf; the future financial results of our other unconsolidated affiliates; the adequacy and effectiveness of our operating and administrative systems; our ability to attract and the additional costs of attracting administrative, operational and professional employees; significant increases in health, workers compensation and professional and general liability costs; litigation risks of our past and future business, including our ability to predict the ultimate costs and liabilities or the disruption of its operations; competitive and regulatory effects on pricing and margins; and general and economic conditions, including efforts by governmental reimbursement programs, insurers, healthcare providers and others to contain healthcare costs.


Results of Operations

     Prior to the divestiture of our StarMed Staffing division to InteliStaf Holdings, Inc. on February 2, 2004, we derived our revenue from two business segments: program management services (for hospitals, freestanding outpatient clinics and skilled nursing facilities) and healthcare staffing services. The program management segment includes hospital rehabilitation services (including inpatient acute rehabilitation, skilled nursing units and outpatient therapy programs) and contract therapy programs. On May 3, 2004, with the acquisition of Phase 2 Consulting, we added a new segment: healthcare management consulting.

Selected Operating Statistics:

                                     Three Months Ended         Six Months Ended
                                           June 30,                 June 30,
                                      2005        2004          2005      2004
                                      ----        ----          ----      ----
Program Management:
  Contract Therapy:
  Operating Revenues (in thousands)  $57,629    $41,028      $110,088    $81,782
  Average Number of Locations            745        572           730        554
  Average Revenue per Location       $77,363    $71,704      $150,775   $147,550

                                    14 of 26

REHABCARE GROUP, INC.

                                       Three Months Ended      Six Months Ended
                                            June 30,                June 30,
                                        2005        2004        2005      2004
                                        ----        ----        ----      ----
Hospital Rehabilitation Services:
   Operating Revenues (in thousands)
     Inpatient                         $35,632    $37,121     $71,264   $72,464
     Outpatient                         12,414     11,397      24,595    23,141
                                       -------    -------     -------   -------
     Total                             $48,046    $48,518     $95,859   $95,605

   Average Number of Programs
     Inpatient                             144        145         144       138
     Outpatient                             42         42          41        43
                                           ---        ---         ---       ---
     Total                                 186        187         185       181

   Average Revenue per Program
     Inpatient                        $246,987   $255,212    $496,546  $525,811
     Outpatient                        297,926    271,360     598,195   542,463
     Total                            $258,403   $258,830    $519,184  $529,747

Healthcare Management Consulting:
   Operating Revenues (in thousands)    $2,811     $1,398      $5,121    $1,398


Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
-----------------------------------------------------------------------------

Operating Revenues

     Operating revenues during the second quarter of 2005 increased by $17.5 million, or 19.1%, to $108.4 million compared to $90.9 million in the second quarter of 2004. The revenue increase was primarily due to the growth in our contract therapy business resulting both from organic growth and targeted acquisitions. Revenues for contract therapy increased $16.6 million or 40.5% while revenues for hospital rehabilitation services decreased $0.5 million or 1.0%.

     Contract therapy experienced strong revenue growth in the second quarter of 2005 versus the second quarter of 2004. A portion of this revenue increase, $3.1 million, is attributable to the acquisition of Cornerstone Rehabilitation in December 2004. In addition to the revenues from the acquisition, continued success of the division's sales efforts, resulting in 194 net new units at June 30, 2005 versus June 30, 2004, and same store revenue growth of 12.1% were driving forces behind the revenue increase. However, much of the same store growth was attributable to overall increases in the division's Medicare Part A patient services, which generate lower than average contribution margins. The average revenue per location increased 7.9% year-over-year due primarily to the same store growth mentioned above.

     Hospital rehabilitation services operating revenues declined slightly from the prior year quarter as a decline in inpatient acute rehabilitation revenue was only partially offset by a growth in revenues from our outpatient business. The increase in outpatient revenue is primarily due to same store revenue growth of 5.8% and increased overall average revenue per unit resulting from the larger relative size of new openings as compared to closed units and the same store revenue growth mentioned earlier. The decline in inpatient revenue primarily resulted from the impact of the 75% rule. In the second quarter of 2005, the Company took an overly conservative approach to compliance with the 75% rule which caused us to be well ahead of required thresholds for compliance. This negatively impacted our unit level census and reduced the growth in the number of discharges for the second quarter of 2005 as patients with lower acuity diagnoses are now being treated at other patient care settings.

                                    15 of 26

REHABCARE GROUP, INC.

Three  Months  Ended June 30, 2005  Compared  to Six Months  Ended June 30, 2004
--------------------------------------------------------------------------------
(Continued)
-----------

Costs and Expenses

                                            Three Months      Three Months
                                               Ended             Ended
                                             June 30,   % of    June 30,   % of
                                               2005    Revenue    2004   Revenue
                                               ----    -------    ----   -------
                                                   (dollars in thousands)
Operating expenses                            $81,206   75.0%    $64,643   71.1%
Division selling, general and administrative    8,828    8.1       7,863    8.7
Corporate selling, general and administrative   6,104    5.6       6,276    6.9
Depreciation and amortization                   2,408    2.2       2,010    2.2
Restructuring                                      --     --         (51)  (0.1)
                                              -------   ----     -------   ----
  Total costs and expenses                    $98,546   90.9%    $80,741   88.8%
                                              =======   ====     =======   ====

     Operating expenses increased as a percentage of revenues due to increased operating costs in contract therapy and hospital rehabilitation services as discussed in more detail below. The decrease in division selling, general and administrative costs as a percentage of revenues resulted primarily from the contract therapy division's higher revenues, which helped to leverage the division's overhead costs. Corporate selling, general and administrative costs declined significantly as a percentage of revenues primarily due to efforts to control costs including a decrease in management incentive costs.

                                            Three Months      Three Months
                                               Ended     % of    Ended     % of
                                             June 30,    Unit   June 30,   Unit
                                               2005    Revenue    2004   Revenue
                                               ----    -------    ----   -------
                                                   (dollars in thousands)
Program Management:
-------------------
Contract Therapy:
 Operating expenses                           $46,085   80.0%    $31,950   77.9%
 Division selling, general and administrative   4,019    7.0       3,239    7.9
 Corporate selling, general and administrative  3,338    5.8       3,208    7.8
 Depreciation and amortization                  1,022    1.7         652    1.6
                                              -------   ----     -------   ----
     Total costs and expenses                 $54,464   94.5%    $39,049   95.2%
                                              =======   ====     =======   ====

Hospital Rehabilitation Services:
 Operating expenses                           $32,960   68.6%    $31,677   65.3%
 Division selling, general and administrative   4,336    9.0       4,400    9.1
 Corporate selling, general and administrative  2,677    5.6       3,022    6.2
 Depreciation and amortization                  1,377    2.9       1,355    2.8
                                              -------   ----     -------   ----
     Total costs and expenses                 $41,350   86.1%    $40,454   83.4%
                                              =======   ====     =======   ====

Healthcare Management Consulting:
---------------------------------
 Operating expenses                           $2,294(a) 81.6%    $1,016    72.7%
 Division selling, general and administrative    473    16.8        224    16.0
 Corporate selling, general and administrative    89     3.2         46     3.3
 Depreciation and amortization                     9     0.3          3     0.2
                                              ------   -----     ------    -----
     Total costs and expenses                 $2,865   101.9%    $1,289    92.2%
                                              ======   =====     ======    ====

(a) includes expenses of approximately $133 related to intercompany sales.

                                    16 of 26

REHABCARE GROUP, INC.

Three  Months  Ended June 30, 2005  Compared  to Six Months  Ended June 30, 2004
--------------------------------------------------------------------------------
(Continued)
-----------

     Total contract therapy costs and expenses increased in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to the increase in direct operating expenses associated with the increased number of contract therapy locations being managed by the division. In addition, the division's direct operating expenses increased as a percentage of unit revenue from the second quarter of 2004 to the second quarter of 2005 primarily as a result of the increase in lower-priced Medicare Part A revenues mentioned above and substantial increases in the cost of direct labor, fueled by the continued tight therapist labor market. These increased direct operating costs were partially offset by a reduction in contract therapy's bad debt expense. During the second quarter of 2004, contract therapy recorded an additional provision for doubtful accounts in response to some of the risk associated with a few specific accounts in the division's receivables portfolio. Contract therapy continues to leverage its selling, general and administrative costs, which decreased as a percentage of revenues from the second quarter of 2004 to the second quarter of 2005. While the Cornerstone Rehabilitation acquisition added new fixed costs associated with its corporate office and related staff in Louisiana, contract therapy's management was able to run more programs per manager. While remaining relatively flat as a percentage of operating revenues, contract therapy's depreciation and amortization expense increased from the second quarter of 2004 to the second quarter of 2005 primarily due to the amortization of certain intangible assets associated with the acquisitions of CPR and Cornerstone and the amortization of the division's proprietary information system. The strong revenue growth and cost control at the selling, general and administrative level helped increase operating earnings from $2.0 million in the second quarter of 2004 to $3.2 million in the second quarter of 2005.

     Total hospital rehabilitation services costs and expenses increased from the prior year quarter primarily due to increases in direct operating expenses associated with increased labor costs. Both the inpatient and outpatient businesses experienced increases in average wage rates and contract labor expense as the market for therapists remained tight. In addition, some of the inpatient locations did not respond to fluctuating census levels in a timely manner resulting in higher labor expenses in the current year quarter. Division selling, general and administrative expenses remained flat in the second quarter of 2005. Corporate selling, general and administrative expenses declined in the second quarter of 2005 reflecting efforts to control costs and an increased utilization of some overhead activities by the faster growing contract therapy division. The net effect of the revenue decline, the increased operating labor costs and the improvement in selling, general and administrative expense was a $1.4 million decline in hospital rehabilitation services operating earnings to $6.7 million in the second quarter of 2005 from $8.1 million in the second quarter of 2004.

Non-operating Items

     Interest income increased in the second quarter of 2005 compared to the second quarter of 2004 primarily due to the impact of higher average cash and investment balances and the effect of higher interest rates.

     Interest expense primarily represents interest on subordinated promissory notes issued as partial consideration for the acquisitions of CPR Therapies, VitalCare and Cornerstone Rehabilitation during 2004, commitment fees paid on the unused portion of our line of credit and fees paid on outstanding letters of credit. We had no outstanding balance on the line of credit as of June 30, 2005 or June 30, 2004.

                                    17 of 26

REHABCARE GROUP, INC.

Three  Months  Ended June 30, 2005  Compared  to Six Months  Ended June 30, 2004
--------------------------------------------------------------------------------
(Continued)
-----------

     Earnings before income taxes and equity in net loss of affiliates decreased by 2.2% to $9.7 million in the second quarter of 2005 from $9.9 million in the second quarter of 2004. The provision for income taxes was $3.9 million in the second quarter of 2005 compared to $4.1 million in the second quarter of 2004, reflecting effective income tax rates of 40.5% and 41.6%, respectively. The effective tax rate decrease is primarily the result of the impact of non-deductible goodwill associated with the sale of the staffing division on the 2004 effective rate.

     Equity in net loss of affiliates represents our share of the losses of less than majority owned equity investments, primarily our investment in InteliStaf Holdings. Our share of InteliStaf losses was approximately $0.3 million in the second quarter of 2005 as compared to $0.1 million in the same period last year. InteliStaf's second quarter 2005 results reflect a 16.0% decline in revenue compared to the same period last year, margin contraction in the travel business brought about primarily by increased housing costs, and an increase in its insurance reserves.

     Net earnings in the second quarter of 2005 decreased 3.8% as compared to the second quarter of 2004. Diluted net earnings per share decreased from $0.34 in the second quarter of 2004 to $0.32 in the second quarter of 2005.


Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
-------------------------------------------------------------------------
Operating Revenues

     Operating revenues during the first six months of 2005 increased by $15.4 million, or 7.9%, to $210.8 million compared to $195.4 million in the first six months of 2004. The revenue increase was primarily due to the growth in our contract therapy business resulting both from organic growth and targeted acquisitions partially offset by the decline in revenue resulting from the sale of our healthcare staffing division in February 2004. Revenues for contract therapy and hospital rehabilitation services increased 34.6% and 0.3%, respectively.

     Contract therapy achieved strong revenue growth for the first half of 2005 as compared to the first half of 2004. A portion of this revenue increase, $7.3 million, is attributable to the acquisitions of CPR Therapies and Cornerstone Rehabilitation in 2004. In addition to the revenues from the acquisitions, continued success of the division's sales efforts and same store revenue growth of 8.2% were driving forces behind the overall revenue growth. However, as was the case in the first quarter of 2005, almost all of the same store growth was attributable to overall increases in our programs' Medicare Part A patient services, which generate lower than average contribution margins. The average revenue per location increased 2.2% year-over-year due primarily to the same store growth mentioned above, which was partially offset by the smaller average size of the program locations purchased in the acquisitions mentioned above.

     Hospital rehabilitation services operating revenues for the first six months of 2005 increased slightly from the first six months of 2004 as increases in revenue in the outpatient business were only partially offset by declines in inpatient revenues. In the outpatient business, revenues from new openings greatly exceeded revenues lost to closed units. In the inpatient business, revenues from new openings and the VitalCare acquisition have only partially offset revenues lost to closed units. In addition, the implementation of the 75% rule continues to impact our unit level census and has slightly lowered the number of discharges for the first six months of 2005 as patients with lower acuity diagnoses are now being treated at other patient care settings.

                                    18 of 26

REHABCARE GROUP, INC.

Six  Months  Ended  June 30, 2005  Compared  to  Six Months  Ended June 30, 2004
--------------------------------------------------------------------------------
(Continued)
-----------

Costs and Expenses

                                            Six Months         Six Months
                                              Ended              Ended
                                             June 30,   % of    June 30,   % of
                                               2005    Revenue    2004   Revenue
                                               ----    -------    ----   -------
                                                    (dollars in thousands)

Operating expenses                           $157,704   74.8%   $140,710   72.0%
Division selling, general and administrative   17,463    8.3      17,536    9.0
Corporate selling, general and administrative  12,103    5.8      12,593    6.4
Depreciation and amortization                   4,701    2.2       3,778    1.9
Restructuring charge                               --     --       1,615    0.8
Gain on sale of business                           --     --        (485)  (0.2)
                                             --------   ----     -------   ----
  Total costs and expenses                   $191,971   91.1%   $175,747   89.9%
                                             ========   ====    ========   ====

     Operating expenses as a percentage of revenues increased due to higher operating costs in contract therapy and hospital rehabilitation services as discussed in more detail below. The decrease in division selling, general and administrative costs as a percentage of revenues resulted primarily from the contract therapy division's higher revenues, which helped to leverage the division's overhead costs. Corporate selling, general and administrative costs declined as a percentage of revenues primarily due to efforts to control costs including a decrease in management incentive costs. Depreciation and amortization as a percentage of revenues has increased primarily as a result of amortization of certain intangible assets related to the series of acquisitions completed during 2004.

                                             Six Months        Six Months
                                               Ended     % of    Ended    % of
                                              June 30,   Unit   June 30,  Unit
                                                2005    Revenue   2004  Revenue
                                                ----    -------   ----  -------
                                                    (dollars in thousands)
Program Management:
-------------------
Contract Therapy:
 Operating expenses                           $ 87,957   79.9%  $63,362    77.5%
 Division selling, general and administrative    7,974    7.3     6,497     7.9
 Corporate selling, general and administrative   6,618    6.0     6,112     7.5
 Depreciation and amortization                   1,981    1.8     1,394     1.7
                                              --------   ----   -------    ----
     Total costs and expenses                 $104,530   95.0%  $77,365    94.6%
                                              ========   ====   =======    ====

Hospital Rehabilitation Services:
 Operating expenses                           $ 65,928   68.8%  $62,805    65.7%
 Division selling, general and administrative    8,521    8.9     8,058     8.4
 Corporate selling, general and administrative   5,334    5.6     5,500     5.8
 Depreciation and amortization                   2,704    2.8     2,381     2.5
                                              --------   ----   -------    ----
     Total costs and expenses                 $ 82,487   86.1%  $78,744    82.4%
                                              ========   ====   =======    ====

Healthcare Staffing:
--------------------
 Operating expenses                           $     --     --%  $13,598(a) 81.3%
 Division selling, general and administrative       --     --     2,757    16.5
 Corporate selling, general and administrative      --     --       935     5.6
 Gain on sale of business                           --     --      (485)   (2.9)
                                              --------   ----   -------   -----
     Total costs and expenses                 $     --     --%  $16,805   100.5%
                                              ========   ====   =======   =====

                                    19 of 26

REHABCARE GROUP, INC.

Six  Months  Ended  June 30, 2005  Compared  to  Six Months  Ended June 30, 2004
--------------------------------------------------------------------------------
(Continued)
-----------

                                              Six Months       Six Months
                                                Ended    % of    Ended     % of
                                               June 30,  Unit   June 30,   Unit
                                                 2005   Revenue   2004   Revenue
                                                 ----   -------   ----   -------
                                                     (dollars in thousands)
Healthcare Management Consulting:
---------------------------------
 Operating expenses                            $ 4,103(b) 80.1%  $ 1,016   72.7%
 Division selling, general and administrative      968    18.9       224   16.0
 Corporate selling, general and administrative     151     3.0        46    3.3
 Depreciation and amortization                      16     0.3         3    0.2
                                               -------   -----   -------   ----
     Total costs and expenses                  $ 5,238   102.3%  $ 1,289   92.2%
                                                ======   =====   =======   ====

  (a) includes expenses of approximately $71 related to intercompany sales.
  (b) includes expenses of approximately $284 related to intercompany sales.

     Total contract therapy costs and expenses increased in the first six months of 2005 compared to the first six months of 2004 primarily due to the increase in direct operating expenses associated with the increased number of contract therapy locations being managed by the division. In addition, the division's direct operating expenses increased as a percentage of unit revenue from the first six months of 2004 to the first six months of 2005 primarily as a result of the increase in lower-priced Medicare Part A revenues mentioned above and substantial increases in contract therapy's cost of direct labor, which is being fueled by the continued tight therapist labor market. These increased direct operating costs were partially offset by a reduction in contract therapy's bad debt expense. During the first six months of 2004, contract therapy recorded an additional provision for doubtful accounts in response to some of the risk associated with a few specific accounts in the division's receivables portfolio. Contract therapy continues to leverage its division selling, general and administrative costs, which decreased as a percentage of revenues from the six months ended June 30, 2004 to the six months ended June 30, 2005. While the Cornerstone Rehabilitation acquisition added new fixed costs associated with its corporate office and related staff in Louisiana, contract therapy's management was able to run more programs per manager and increase revenues at a rate faster than it increased its selling, general and administrative expenses. While remaining relatively flat as a percentage of operating revenues, contract therapy's depreciation and amortization expense increased from the first six months of 2004 to the first six months of 2005 primarily due to the amortization of certain intangible assets associated with the acquisitions of CPR and Cornerstone and the amortization of the division's proprietary information system. The strong revenue growth and cost control at the selling, general and administrative level helped increase operating earnings from $4.4 million in the six months ended June 30, 2004 to $5.6 million in the six months ended June 30, 2005.

     Total hospital rehabilitation services costs and expenses increased from the prior year primarily due to increases in direct operating expenses associated with increased labor costs and the inclusion of VitalCare's operations for a full six months in 2005. Both the inpatient and outpatient businesses experienced increases in average wage rates and contract labor expense as the market for therapists remains tight. Division level selling, general and administrative expenses have increased reflecting an increased investment in business development, partially offset by a consolidation of other administrative activities. The division's depreciation and amortization expense increased from the first half of 2004 to the first half of 2005 primarily due to the amortization of certain intangible assets associated with the acquisition of VitalCare and the amortization of the division's proprietary information system. Total hospital rehabilitation services operating earnings decreased by $3.5 million from $16.9 million in the first six months of 2004 to $13.4 million in the first six months of 2005 reflecting the negative impact of the 75% rule on revenues and the increasing costs of labor.

                                    20 of 26

REHABCARE GROUP, INC.

Six  Months  Ended  June 30, 2005  Compared  to  Six Months  Ended June 30, 2004
--------------------------------------------------------------------------------
(Continued)
-----------

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

Non-operating Items

     Interest income increased in the first six months of 2005 compared to the first six months of 2004 primarily due to the impact of higher average cash and investment balances and the effect of higher interest rates.

     Interest expense primarily represents interest on subordinated promissory notes issued as partial consideration for the acquisitions of CPR Therapies, VitalCare and Cornerstone Rehabilitation during 2004, commitment fees paid on the unused portion of our line of credit and fees paid on outstanding letters of credit. We had no outstanding balance on the line of credit as of June 30, 2005 or June 30, 2004.

     Earnings before income taxes and equity in net loss of affiliates decreased by 2.9% to $18.7 million in the first six months of 2005 from $19.3 million in the first six months of 2004. The provision for income taxes was $7.6 million in the first six months of 2005 compared to $8.0 million in the first half of 2004, reflecting effective income tax rates of 40.5% and 41.5%, respectively. The effective tax rate decrease is primarily the result of the impact of non-deductible goodwill associated with the sale of the staffing division on the 2004 effective rate.

     Equity in net loss of affiliates represents our share of the losses of less than majority owned equity investments, primarily our investment in InteliStaf Holdings. During the first half of 2005, our share of InteliStaf losses was approximately $0.7 million. InteliStaf's first half of 2005 results were negatively impacted by a continuing decline in revenue, margin contraction in the travel business due to higher housing costs and costs related to an operational restructuring and a debt re-financing completed during the first quarter of 2005.

     Net earnings in the first six months of 2005 decreased 3.9% as compared to the first six months of 2004. Diluted net earnings per share decreased from $0.64 in the first six months of 2004 to $0.60 in the first six months of 2005.

Liquidity and Capital Resources

     As of June 30, 2005, we had $41.7 million in cash and cash equivalents and $3.1 million of restricted cash, and a current ratio, the amount of current assets divided by current liabilities, of 2.85 to 1. Working capital increased by $14.1 million to $90.6 million as of June 30, 2005 as compared to $76.5 million as of December 31, 2004 primarily due to increased accounts receivable from the growth in contract therapy revenues and decreases in accounts payable and income taxes payable. Net accounts receivable were $80.4 million at June 30, 2005, compared to $69.6 million at December 31, 2004. The number of days' average net revenue in net receivables was 67.1 and 66.5 at June 30, 2005 and December 31, 2004, respectively. This increase is primarily due to the greater mix of contract therapy receivables which tend to have a longer collection cycle.

                                    21 of 26

REHABCARE GROUP, INC.

     Operating cash flows constitute our primary source of liquidity and historically have been sufficient to fund working capital, capital expenditures, internal business expansion and debt service requirements. We expect to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. We have a $90 million, five-year revolving credit facility with no balance outstanding as of June 30, 2005. The credit facility is expandable to $125 million upon our notice to the lending group, subject to our continued compliance with the terms of the credit agreement. We have approximately $11.3 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount we may borrow under the revolving credit facility. Finally, as additional collateral, we have a trust agreement with our professional and general liability insurance carrier under which we have deposited $3.1 million for their benefit in an escrow account. Our access to this cash is restricted and the insurance carrier may only draw on these funds in the event of a default as defined in the trust agreement.

     As part of the purchases of CPR Therapies, VitalCare and Cornerstone Rehabilitation in 2004, we issued long-term subordinated promissory notes to the respective selling parties. These notes bear interest at rates ranging from 6%-8%. As of June 30, 2005, approximately $3.4 million of these notes remained outstanding. In addition, as part of our arrangement with Signature Healthcare Foundation, we extended a $2.0 million line of credit to Signature. At June 30, 2005, Signature had drawn approximately $1.2 million against this line of credit.

Regulatory Update

75% Rule
--------
     On June 21, 2005, the Centers for Medicare and Medicaid Services announced it will proceed with implementing the final 75% rule it released on July 1, 2004. The rule provides a three year transition period during which the required percentage of patients with a qualifying condition increases gradually from 50% to 75%. The Centers reviewed the April 22, 2005 report issued by the Government Accountability Office and determined it had implemented the GAO's recommendations to improve how facilities are classified as an inpatient rehabilitation facility.

     On July 14, 2005, Congress introduced a bill calling for a freeze at the 50% threshold and the establishment of a panel to oversee further study of the rule. We believe it is unlikely we will see any significant modification of the rule and continue to manage toward the assigned thresholds based on cost report year information. At June 30, 2005, the Company was averaging 60 percent compliance, which is well ahead of the transition requirements of the rule. The Company has experienced both a reduction in growth in the number of patients discharged in our inpatient units and denial of approximately 680 patients that could have been admitted while maintaining compliance with the 50% transition threshold for compliance. To address this issue, a real-time tool is being installed to support management, operators and clinicians in the admission evaluation process regarding the types and numbers of patients who are qualified for admission under either category at any given time.

     Another one of the Company's ongoing mitigation strategies includes identifying new referral sources, which has resulted in an approximate 12% increase in the number of external hospital admissions in the first six months of 2005 as compared to the same period last year. In addition, the Company's recently implemented managed care strategy resulted in an increase in the number of non-Medicare patients in the second quarter of 2005 as compared to first quarter of 2005.


                                    22 of 26

REHABCARE GROUP, INC.

Part B Therapy Caps
-------------------
     The moratorium for Part B therapy caps ends December 31, 2005. Currently there are 2 bills, one each in the Senate and the House, both calling for full repeal of the rule. While we support these bills, several House and Senate members have voiced their concern about the lack of an alternative payment methodology in lieu of full repeal. The current industry proposal involves two years at one blended cap that would cover at least 90-95% of all beneficiaries.

Resource Utilization Group (RUG) Refinement
---------------------------------------------
     On July 28, 2005, the Centers released its final rule on the prospective payment system and consolidated billing for skilled nursing facilities. This final rule responded to comments the Centers received to the proposed rule which was published on May 19, 2005. The therapy industry's comments challenged four main areas: refinements to case-mix classifications, Minimum Data Set concerns, clarification of clinical issues and Consolidated Billing. The most significant policy change involves the addition of 9 new RUGs, increasing the total to 53. The refinements to the RUG case-mix classifications take effect on January 1, 2006. At this time, we are carefully reviewing the final rule for an accurate assessment of its impact.

Critical Accounting Policies and Estimates

     The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies, including the use of estimates, were presented in the notes to consolidated financial statements included in our 2004 Annual Report on Form 10-K, filed on March 16, 2005.

     Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management's most difficult, subjective and complex judgments, and involve uncertainties. Our most critical accounting policies pertain to allowance for doubtful accounts, goodwill and other intangible assets, health, workers compensation and professional liability insurance accruals and accounting for investments in unconsolidated affiliates. Each of these critical accounting policies was discussed in our 2004 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations." There were no significant changes in the application of critical accounting policies during the first six months of 2005.

Item 3. - Quantitative and Qualitative Disclosures About Market Risks
---------------------------------------------------------------------

     There have been no material changes in the reported market risks since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. - Controls and Procedures
---------------------------------

     As of June 30, 2005, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report. There have been no changes in the Company's internal controls over financial reporting during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     In July 2003, the former medical director and a former physical therapist at an acute rehabilitation unit that we operate filed a civil action against us and our client hospital, Baxter County Regional Hospital, in the United States District Court for the Eastern District of Arkansas. The plaintiffs seek back pay, civil penalties, treble damages and special damages from us and Baxter under the qui tam and whistleblower provisions of the False Claims Act. The allegations contained in the original civil complaint related to the proper clinical diagnoses, for Medicare reimbursement purposes, of patients treated at the acute rehabilitation unit managed by us over a period of multiple years. We have agreed to indemnify Baxter for all fees and expenses on all counts arising out of the original complaint except for the whistleblower count filed by the physical therapist. The plaintiffs had filed an initial action under seal in August 2000 but the United States Department of Justice refused to intervene in June 2003 after investigation at which time the seal was lifted. In June 2005, the plaintiffs filed an amended complaint which includes an additional allegation regarding the Centers for Medicare & Medicaid Services' reporting requirements with respect to medical/surgical patients occupying beds located within a distinct part acute rehabilitation unit. The plaintiffs have also filed a motion to expand their discovery to include documents and other information relating to our corporate practices with regard to categorizing patients' diagnoses. We must respond to the motion by August 23, 2005.

     Several federal lawsuits have been filed by certain on-call, recruiting and staffing coordinators and other employee classifications seeking overtime compensation and related damages under both federal and state law. These individuals were employed by our former staffing division. Three of these cases have been consolidated in the United States District Court for the Central District of California. The individuals sought to bring a collective or class action on behalf of all similarly situated persons. In January 2005, the court granted plaintiffs' motion to send notices of collective action to present and former staffing division employees, while denying plaintiffs' request to proceed as a class action under the California state law claims. The notices of collective action have been mailed to each person in the class of employees approved by the court and August 15, 2005 has been set as the deadline for employees receiving notices to opt-in to the collective action. Claims of an employee who opts in to the case will date back two years (three years if a willful violation is proven) from the date that the employee files a consent to join the case. Plaintiffs' counsel has also filed a separate federal suit asserting that the failure to pay overtime compensation to employees constituted a breach of contract by us. Plaintiffs' counsel had earlier filed a separate California state court class action reasserting the state law claims.

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

                                    24 of 26

REHABCARE GROUP, INC.

Item 6. - Exhibits

See exhibit index



                                    25 of 26

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   REHABCARE GROUP, INC.

August 5, 2005



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

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.2 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350


-------------------------

                                                                    EXHIBIT 31.1
                                  CERTIFICATION

I, John H. Short, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RehabCare Group, Inc. (the "Registrant"):
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;
4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the Registrant and we have:
    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    b) designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
    c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and
5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
    a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date:  August 5, 2005


                                                     By: /s/       John H. Short
                                                         -----------------------
                                                                   John H. Short
                                                                   President and
                                                         Chief Executive Officer
                                                           RehabCare Group, Inc.

                                                                    EXHIBIT 31.2
                                  CERTIFICATION

I, Vincent L. Germanese, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RehabCare Group, Inc. (the "Registrant"):
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;
4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the Registrant and we have:
    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    b) designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
    c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and
5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
    a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date:  August 5, 2005


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

                                                                    Exhibit 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. Short, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                     By: /s/       John H. Short
                                                         -----------------------
                                                                   John H. Short
                                                                   President and
                                                         Chief Executive Officer
                                                           RehabCare Group, Inc.
                                                                  August 5, 2005

                                                                    Exhibit 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent L. Germanese, Senior Vice President Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                   By: /s/  Vincent L. Germanese
                                                       -------------------------
                                                            Vincent L. Germanese
                                                          Senior Vice President,
                                                         Chief Financial Officer
                                                                   and Secretary
                                                           RehabCare Group, Inc.
                                                                  August 5, 2005