Form 10-Q
period 2005-09-30
REHABCARE GROUP INC
filed 2005-11-03
CIK 812191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                                               ------------------

                         Commission File Number 0-19294

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

          For the transition period from _____________ to ____________

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

                       Yes    X                 No
                            -----                  -----

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act.)  Yes    X                 No
                                         -----                  -----

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of the Act.)  Yes                   No   X
                              -----               -----

Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date.

                Class                           Outstanding at November 1, 2005
--------------------------------------          -------------------------------
Common Stock, par value $.01 per share                    16,815,453


                                     1 of 28

                              REHABCARE GROUP, INC.

                                      Index



Part I. - Financial Information

   Item 1. - Condensed Consolidated Financial Statements

      Condensed consolidated balance sheets,
        September 30, 2005 (unaudited) and December 31, 2004               3

      Condensed consolidated statements of earnings for the
        three months and nine months ended September 30, 2005 and 2004
        (unaudited)                                                        4

      Condensed consolidated statements of cash flows for the
        nine months ended September 30, 2005 and 2004 (unaudited)          5

      Notes to condensed consolidated financial statements (unaudited)     6

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 15

   Item 3. - Quantitative and Qualitative Disclosures about Market Risks  26

   Item 4. - Controls and Procedures                                      26

Part II. - Other Information                                              26

   Item 1. - Legal Proceedings                                            26

   Item 6. - Exhibits                                                     27

   Signatures                                                             28

                                     2 of 28

PART 1. - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements

                              REHABCARE GROUP, INC.
                      Condensed Consolidated Balance Sheets
             (dollars in thousands, except share and per share data)

                                                     September 30, December 31,
                                                         2005          2004
                                                         ----          ----
                  Assets                              (unaudited)
                  ------
Current assets:
    Cash and cash equivalents                        $  18,152    $  50,405
    Restricted cash                                         --        3,073
    Accounts receivable, net of allowance for doubtful
      accounts of $7,053 and $5,074, respectively       92,233       69,565
    Deferred tax assets                                 10,474       10,252
    Other current assets                                 4,178        1,690
                                                     ---------    ---------
      Total current assets                             125,037      134,985
Marketable securities, trading                           3,961        4,076
Equipment and leasehold improvements, net               26,338       15,149
Excess of cost over net assets acquired, net            95,174       68,340
Intangible assets, net                                  12,327       11,884
Investment in unconsolidated affiliates                 40,150       39,269
Other                                                    4,361        3,963
                                                     ---------    ---------
      Total assets                                   $ 307,348    $ 277,666
                                                     =========    =========

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
    Current portion of long-term debt                $   6,650    $   4,731
    Accounts payable                                     2,283        3,521
    Accrued salaries and wages                          31,944       29,859
    Income taxes payable                                 1,754        4,495
    Accrued expenses                                    22,697       15,928
                                                     ---------    ---------
      Total current liabilities                         65,328       58,534
Long-term debt, less current portion                     5,290        2,142
Deferred compensation                                    3,969        4,088
Deferred tax liabilities                                 6,606        5,874
                                                     ---------    ---------
      Total liabilities                                 81,193       70,638
                                                     ---------    ---------
Stockholders' equity:
   Preferred stock, $.10 par value, authorized
      10,000,000 shares, none issued and outstanding        --           --
   Common stock, $.01 par value; authorized 60,000,000
      shares, issued 20,812,351 shares and 20,553,232
      shares as of September 30, 2005 and December 31,
      2004, respectively                                   208          206
   Additional paid-in capital                          124,919      120,592
   Retained earnings                                   155,732      140,934
   Less common stock held in treasury at cost,
      4,002,898 shares as of September 30, 2005 and
      December 31, 2004                                (54,704)     (54,704)
                                                     ---------    ---------
      Total stockholders' equity                       226,155      207,028
                                                     ---------    ---------
      Total liabilities and stockholders' equity     $ 307,348    $ 277,666
                                                     =========    =========

      See accompanying notes to condensed consolidated financial statements.


                                     3 of 28

                              REHABCARE GROUP, INC.
                  Condensed Consolidated Statements of Earnings
                  (amounts in thousands, except per share data)
                                   (Unaudited)


                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                        2005       2004         2005       2004
                                        ----       ----         ----       ----
Operating revenues                     $120,044   $93,277   $330,828   $288,718
Costs and expenses:
   Operating expenses                    91,034    66,638    248,738    207,348
   Selling, general & administrative:
      Divisions                           8,987     7,596     26,450     25,132
      Corporate                           6,211     6,193     18,314     18,786
   Depreciation and amortization          2,894     2,125      7,595      5,903
   Restructuring                             --        --         --      1,615
   Gain on sale of business                  --        --         --       (485)
                                       --------   -------   --------   --------
     Total costs and expenses           109,126    82,552    301,097    258,299
                                       --------   -------   --------   --------

     Operating earnings                  10,918    10,725     29,731     30,419
Interest income                             213       105        628        216
Interest expense                           (319)     (277)      (880)      (760)
Other income (expense), net                  (6)       (4)        32        (54)
                                       --------   -------   --------   --------
Earnings before income taxes and
     equity in net loss of affiliates    10,806    10,549     29,511     29,821
Income taxes                              4,376     4,378     11,951     12,378
Equity in net loss of affiliates         (2,023)      (96)    (2,762)      (559)
                                       --------   -------   --------   --------
     Net earnings                      $  4,407   $ 6,075   $ 14,798   $ 16,884
                                       ========   =======   ========   ========

Net earnings per common share:
     Basic                             $   0.26   $  0.37   $   0.88   $   1.04
                                       ========   =======   ========   ========
     Diluted                           $   0.26   $  0.36   $   0.86   $   1.00
                                       ========   =======   ========   ========
Weighted-average number of
  common shares outstanding:
     Basic                               16,795    16,302     16,728     16,230
                                       ========   =======   ========   ========
     Diluted                             17,136    16,867     17,175     16,819
                                       ========   =======   ========   ========

     See accompanying notes to condensed consolidated financial statements.

                                     4 of 28

                              REHABCARE GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                             2005       2004
                                                             ----       ----
Cash flows from operating activities:
      Net earnings                                       $ 14,798   $ 16,884
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
      Depreciation and amortization                         7,595      5,903
      Provision for doubtful accounts                       2,705      3,296
      Equity in net loss of affiliates                      2,762        559
      Income tax benefit realized on employee
         stock option exercises                             1,803      1,521
      Restructuring                                            --      1,615
      Gain on sale of business                                 --       (485)
      Changes in assets and liabilities:
         Accounts receivable, net                         (19,693)    (5,521)
         Other current assets                              (1,617)      (296)
         Other assets                                        (163)      (392)
         Net assets held for sale                              --      1,903
         Accounts payable                                  (1,435)       (52)
         Accrued salaries and wages                         1,838      2,889
         Accrued expenses                                   1,573       (240)
         Deferred compensation                               (101)       247
         Income taxes                                      (2,231)     7,675
                                                         --------   --------
           Net cash provided by operating
             activities                                     7,834     35,506
                                                         --------   --------
Cash flows from investing activities:
   Additions to equipment and leasehold improvements, net  (9,906)    (4,016)
   Purchase of marketable securities                      (53,351)   (18,534)
   Proceeds from sale/maturities of marketable securities  53,448     28,382
   Change in restricted cash                                3,073     (3,061)
   Investment in unconsolidated affiliate                  (3,643)        --
   Disposition of business                                   (383)    (4,188)
   Purchase of businesses, net of cash acquired           (29,369)   (19,586)
   Other, net                                              (1,005)      (723)
                                                         --------   --------
           Net cash used in investing activities          (41,136)   (21,726)
                                                         --------   --------
Cash flows from financing activities:
   Principal payments on long term debt                    (1,477)      (360)
   Exercise of stock options                                2,526      2,179
                                                         --------   --------
           Net cash provided by financing activities        1,049      1,819
                                                         --------   --------
Net increase (decrease) in cash and cash equivalents      (32,253)    15,599
Cash and cash equivalents at beginning of period           50,405     28,320
                                                         --------   --------
Cash and cash equivalents at end of period               $ 18,152   $ 43,919
                                                         ========   ========

     See accompanying notes to condensed consolidated financial statements.

                                     5 of 28

                              REHABCARE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
              Nine Month Periods Ended September 30, 2005 and 2004
                                   (Unaudited)

Note 1. - Basis of Presentation
-------------------------------

     The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. The Company accounts for its investments in less than 50% owned affiliates using the equity method. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts have been reclassified to conform to current year presentation. On August 1, 2005, the Company acquired substantially all of the operating assets of MeadowBrook Healthcare, Inc. and certain of its subsidiaries ("MeadowBrook"). MeadowBrook's results of operations have been included in the Company's financial statements prospectively beginning on August 1, 2005.

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


Note 2. - Critical Accounting Policies and Estimates
----------------------------------------------------

     The Company's condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.
Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company's 2004 Annual Report on Form 10-K, filed on March 16, 2005.

     With the acquisition of MeadowBrook, the Company's critical accounting policies now also include the recognition of contractual allowances associated with patient revenues. The Company recognizes net patient revenues in the reporting period in which the services are performed based on current billing rates, less actual adjustments and estimated discounts for contractual allowances. These allowances are principally required for patients covered by Medicare, Medicaid, managed care health plans and other third-party payors. Laws governing the Medicare and Medicaid programs are complex and subject to interpretation. In estimating the discounts for contractual allowances, the Company reduces its gross patient receivables to the estimated amount that will be recovered for the service rendered based upon previously agreed to rates with the payor. These estimates are continuously reviewed for accuracy by taking into consideration known changes to contract terms, laws and regulations and payment history. If such information indicates the Company's allowances are overstated or understated, the Company reduces or provides for additional allowances as appropriate in the period in which such a determination is made. Due to complexities involved in determining the amounts ultimately due from the payor, the amount the Company receives as reimbursement for healthcare services provided may be different than the Company's estimates, and such differences could be significant.

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

                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                            2005     2004        2005     2004
                                            ----     ----        ----     ----

Net earnings, as reported                  $4,407   $6,075     $14,798  $16,884
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                  508      928       1,682    2,793
                                           ------   ------     -------  -------

Pro forma net earnings                     $3,899   $5,147     $13,116  $14,091
                                           ======   ======     =======  =======

Net earnings per share:
  Basic, as reported                       $ 0.26   $ 0.37     $  0.88  $  1.04
                                           ======   ======     =======  =======
  Basic, pro forma                         $ 0.23   $ 0.32     $  0.78  $  0.87
                                           ======   ======     =======  =======
  Diluted, as reported                     $ 0.26   $ 0.36     $  0.86  $  1.00
                                           ======   ======     =======  =======
  Diluted, pro forma                       $ 0.23   $ 0.31     $  0.76  $  0.84
                                           ======   ======     =======  =======

Note 4. - Restricted Cash and Other Insurance Collateral Commitments
--------------------------------------------------------------------

     During the third quarter of 2005, the Company reached agreement with its insurance carrier to terminate the trust agreement and related $3.1 million escrow account that had served as a component of the collateral underlying the Company's professional liability insurance program. In accordance with the terms of the agreement, the funds contained in the escrow account were returned to the Company and a letter of credit, for the benefit of the insurance carrier, in an equal amount was put in place. As of September 30, 2005, the Company has a total of $14.3 million of outstanding letters of credit supporting its various insurance programs.

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

                                     7 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

     The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except per share data):

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                         2005       2004       2005       2004
                                         ----       ----       ----       ----
Numerator:
Numerator for basic/diluted net
   earnings per share - net earnings
   available to common stockholders    $ 4,407    $ 6,075    $14,798    $16,884
                                       =======    =======    =======    =======

Denominator:

Denominator for basic net earnings
   per share - weighted-average
   shares outstanding                   16,795     16,302     16,728     16,230

Effect of dilutive securities:
   Stock options                           341        565        447        589
                                       -------    -------    -------    -------

Denominator for diluted net
   earnings per share - adjusted
   weighted-average shares              17,136     16,867     17,175     16,819
                                       =======    =======    =======    =======

Basic net earnings per share           $  0.26    $  0.37    $  0.88    $  1.04
                                       =======    =======    =======    =======
Diluted net earnings per share         $  0.26    $  0.36    $  0.86    $  1.00
                                       =======    =======    =======    =======

     For the quarter and nine months ended September 30, 2005, total outstanding options for 815,707 and 651,707 shares, respectively, were excluded in calculating diluted net earnings per share as the exercise price exceeded fair market value and their inclusion would have been anti-dilutive.

Note 6. - Investment in Unconsolidated Affiliate
------------------------------------------------

     The Company sold its StarMed staffing business to InteliStaf Holdings, Inc. ("InteliStaf") on February 2, 2004 in exchange for a 25% interest in InteliStaf on a fully diluted basis. The Company uses the equity method to account for its investment in InteliStaf and recorded its initial investment at its fair value of $40 million, as determined by a third party valuation firm. A summary of InteliStaf's unaudited results of operations for the three months ended September 30, 2005 and 2004, the nine months ended September 30, 2005 and the period from February 2, 2004 to September 30, 2004 follows (dollars in thousands):

                               Three Months         Nine Months    February 2
                                   Ended              Ended            to
                               September 30,       September 30,  September 30,
                               2005     2004           2005           2004
                               ----     ----           ----           ----

Net operating revenues       $69,293   $73,794       $208,109       $218,475
Operating loss                (2,917)      (30)        (5,144)          (988)
Net loss                      (8,091)     (516)       (10,938)        (2,232)

     The value of the Company's investment in InteliStaf at the transaction date exceeded its share of the book value of InteliStaf's stockholders' equity by approximately $17.8 million. This excess has been accounted for as goodwill (although reported as a component of investment in unconsolidated affiliate) and is reviewed for impairment in accordance with the terms of APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company continues to monitor the valuation of its investment in InteliStaf to determine if an other than temporary decrease in the value of its investment has occurred. During the second quarter of 2005, InteliStaf's operating performance deviated

                                     8 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

negatively from prior projections, and in June 2005, the Board of Directors of InteliStaf elected to replace the CEO with AlixPartners, LLC, an experienced restructuring firm. As part of the continued efforts to turn around InteliStaf, a new permanent CEO and CFO were hired in October 2005. The Company had previously reported that InteliStaf management was performing an assessment as to whether the long-lived assets of InteliStaf were impaired. The assessment, which was to be completed by the end of the third quarter, has taken longer than expected and now will be completed during the fourth quarter with input from InteliStaf's newly hired management team. Once that assessment is complete, the Company will evaluate whether an adjustment, if any, to the carrying value of its investment is required.

     During the third quarter of 2005, InteliStaf management concluded that it was more likely than not that InteliStaf would not fully realize the benefits of its net deferred tax assets and accordingly they recorded a deferred tax valuation allowance of approximately $4.2 million. InteliStaf management reached this conclusion primarily as a result of having accumulated losses over the latest three year period combined with the expectation of continued near term difficult operating conditions. The Company's share of this valuation allowance, approximately $1.1 million, has been reported as a component of equity in the net loss of affiliates in the statement of earnings.

Note 7. - Business Combinations
-------------------------------

     On August 1, 2005, the Company purchased substantially all of the operating assets of MeadowBrook Healthcare, Inc. and certain of its subsidiaries ("MeadowBrook") for approximately $36.6 million plus costs of executing the acquisition and subject to adjustment based on acquired working capital levels to be determined in accordance with the terms of the purchase agreement. The purchase price was funded from a combination of cash on hand and credit facilities, plus $9 million in subordinated notes issued to the seller. The Company concurrently entered into separate leases with respect to the four MeadowBrook operating facilities with SunTrust Equity Funding. SunTrust Equity Funding acquired the real estate from MeadowBrook in a separate transaction that closed concurrently with Company's asset purchase. Based in Birmingham, AL, MeadowBrook operates freestanding acute rehabilitation hospitals in Miami, FL and Houston, TX and long-term acute care hospitals ("LTACHs") in Tulsa, OK and Lafayette, LA. MeadowBrook reported revenue of approximately $55 million in calendar year 2004.

     The following reflects the estimated assets and liabilities acquired by the Company in the MeadowBrook transaction. Such estimated asset and liability amounts are based on preliminary valuation information and will be adjusted upon completion of a final valuation and computation of the final working capital balances in accordance with the terms of the purchase agreement. Amounts are in thousands of dollars.

     Accounts receivable, net of allowance                 $ 5,680
     Other current assets                                      870
     Equipment and leasehold improvements                    6,615
     Identifiable intangibles, principally
      trade name, and noncompete agreements                  1,760
     Excess of cost over net assets acquired                29,543
     Accounts payable                                         (197)
     Accrued exit costs                                     (1,184)
     Other current liabilities                              (4,648)
                                                           -------
     Total purchase price                                  $38,439
                                                           =======

     Accrued exit costs represent preliminary estimates of employee termination costs, lease exit costs and other costs associated with exiting certain MeadowBrook pre-acquisition activities. The Company has not yet finalized its plans related to these activities. Actions required by the plans will begin as soon as possible after the plans are finalized.

                                     9 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

     The following pro forma information assumes the acquisition of MeadowBrook had occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical Company results to include MeadowBrook's results of operations, amortization of acquired finite-lived intangibles and incremental interest related to acquisition debt. The pro forma results do not include any cost savings that may result from the combination of the Company's and MeadowBrook's operations. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results.

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                        2005       2004       2005       2004
                                        ----       ----       ----       ----
Operating revenues (in thousands)    $124,708   $105,599    $364,796   $328,908
Net earnings (in thousands)          $  4,503   $  5,359    $ 15,434   $ 16,873
Diluted net earnings per share       $   0.26   $   0.32    $   0.90   $   1.00

Note 8. - Restructuring Costs
-----------------------------

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

     All restructuring activities were completed by December 31, 2004 except for the payment of lease exit costs related to the 2004 restructuring charge described above and lease exit costs related to a 2003 restructuring charge. Activity related to lease exit costs totaled $195,000 in the first nine months of 2005. As a result, the balance remaining in the Company's restructuring reserves decreased from $501,000 at December 31, 2004 to $306,000 at September 30, 2005.

Note 9. - Excess of Cost Over Net Assets Acquired and Other Intangible Assets
-----------------------------------------------------------------------------

     At September 30, 2005 and 2004, the Company had the following intangible asset balances (in thousands of dollars):

                                   September 30, 2005       September 30, 2004
                                   ------------------       ------------------
                                  Gross                    Gross
                                 Carrying   Accumulated   Carrying   Accumulated
                                  Amount   Amortization    Amount   Amortization
                                  ------   ------------    ------   ------------
    Amortized Intangible Assets:
        Noncompete agreements    $   625     $  (186)      $  320     $   (58)
        Trade names                2,140        (109)          --          --
        Contractual customer
          relationships           10,300      (2,803)       8,800      (1,025)
                                 -------     -------       ------     -------
            Total                $13,065     $(3,098)      $9,120     $(1,083)
                                 =======     =======       ======     =======

    Unamortized Intangible Assets:
        Trade names              $ 2,360                   $1,830
                                 =======                   ======

                                    10 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

     Amortization expense on intangible assets was approximately $548,000 and $432,000 for the quarters ended September 30, 2005 and 2004, respectively, and $1,547,000 and $1,030,000 for the nine months ended September 30, 2005 and 2004, respectively.

     The changes in the carrying amount of excess of cost over net assets acquired for the nine months ended September 30, 2005 are as follows (in thousands of dollars):

                                                              Healthcare
                               Contract         Freestanding  Management
                               Therapy    HRS*    Hospitals   Consulting  Total
                               -------    ---     ---------   ----------  -----
Balance at December 31, 2004   $21,321  $42,875    $    --     $ 4,144  $68,340
Acquisitions                        --       --     29,543          --   29,543
Purchase price
   allocation adjustments          488   (3,197)        --          --   (2,709)
                               -------  -------    -------     -------  -------
Balance at September 30, 2005  $21,809  $39,678    $29,543     $ 4,144  $95,174
                               =======  =======    =======     =======  =======

* Hospital Rehabilitation Services (HRS)

Note 10. - Long-term Debt
-------------------------

     In connection with the purchase of businesses in 2004, the Company issued long-term subordinated promissory notes to the respective selling parties. During the first quarter of 2005, the Company issued an additional note in the amount of $545,000 in accordance with the earn-out provisions of the agreement to purchase CPR Therapies, LLC. The interest rate on the new earn-out note is 8% per annum. During the second quarter of 2005, the Company's note payable related to the acquisition of VitalCare in the amount of $3 million was canceled as a result of a purchase price adjustment, as defined in the purchase agreement, related to the retention and/or termination of customer contracts for a period of time after the purchase date.

     In connection with the MeadowBrook acquisition, the Company issued one promissory note with a face value of $5.0 million and a stated interest rate of 6.0% and a second non-interest bearing promissory note with a face value of $4.0 million. The $5.0 million note has a 36 month term and principal is payable in semi-annual installments of $500,000 each with the remaining principal balance due and payable on August 1, 2008. In accordance with its terms, in October 2005, the $4.0 million MeadowBrook note was paid in full as a result of receiving the LTACH Medicare provider number for the Tulsa, OK facility.

     As of September 30, 2005, the remaining aggregate principal balance on all subordinated promissory notes was approximately $11.9 million.

Note 11. - Industry Segment Information
---------------------------------------

     Before the acquisition of MeadowBrook, the Company operated in two business segments that were managed separately based on fundamental differences in operations: program management services and healthcare management consulting. Program management services includes hospital rehabilitation services (including inpatient acute rehabilitation and skilled nursing units and outpatient therapy programs) and contract therapy programs. On August 1, 2005, with the acquisition of MeadowBrook, the Company added a new segment: freestanding hospitals. The Company also previously operated a healthcare staffing industry segment prior to selling that business on February 2, 2004. Virtually all of the Company's services are provided in the United States. Summarized information about the Company's operations for the three months and nine months ended September 30, 2005 and 2004 in each industry segment is as follows (in thousands of dollars):

                                    11 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

                                Three months ended          Nine months ended
                                   September 30,              September 30,
                                2005          2004          2005         2004
                                ----          ----          ----         ----
Operating Revenues
------------------
Program management:
   Contract therapy           $ 60,896     $ 42,895       $170,984     $124,677
   Hospital rehabilitation
     services                   47,233       48,427        143,092      144,032
                              --------     --------       --------     --------
   Program management
     total                     108,129       91,322        314,076      268,709
Freestanding hospitals           8,846           --          8,846           --
Healthcare staffing                 --           --             --       16,727
Healthcare management
   consulting                    3,078        1,955          8,199        3,353
                              --------     --------       --------     --------
        Subtotal               120,053       93,277        331,121      288,789
Less intercompany
  revenues*                         (9)          --           (293)         (71)
                              --------     --------       --------     --------
        Total                 $120,044     $ 93,277       $330,828     $288,718
                              ========     ========       ========     ========

*Intercompany revenues represent sales of services, at market rates, between the Company's operating segments.

                                Three months ended          Nine months ended
                                   September 30,              September 30,
                                2005          2004          2005         2004
                                ----          ----          ----         ----
Operating Earnings
------------------
Program management:
   Contract therapy           $  3,659     $  2,301       $  9,217     $  6,718
   Hospital rehabilitation
     services                    7,010        8,340         20,382       25,201
                              --------     --------       --------     --------
   Program management
     total                      10,669       10,641         29,599       31,919
Freestanding hospitals              95           --             95           --
Healthcare staffing                 --           --             --          (78)
Healthcare management
   consulting                      154           84             37          193
                              --------     --------       --------     --------
        Subtotal                10,918       10,725         29,731       32,034
Restructuring charge                --           --             --       (1,615)
                              --------     --------       --------     --------
        Total                 $ 10,918     $ 10,725       $ 29,731     $ 30,419
                              ========     ========       ========     ========

                                Three months ended          Nine months ended
                                   September 30,              September 30,
                                2005          2004          2005         2004
                                ----          ----          ----         ----
Depreciation and Amortization
-----------------------------
Program management:
   Contract therapy           $  1,092     $    749       $  3,073     $  2,143
   Hospital rehabilitation
     services                    1,475        1,368          4,179        3,749
                              --------     --------       --------     --------
   Program management
     total                       2,567        2,117          7,252        5,892
Freestanding hospitals             316           --            316           --
Healthcare management
   consulting                       11            8             27           11
                              --------     --------       --------      -------
        Total                 $  2,894     $  2,125       $  7,595     $  5,903
                              ========     ========       ========     ========

                                    12 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

                                Three months ended          Nine months ended
                                   September 30,              September 30,
                                2005          2004          2005         2004
                                ----          ----          ----         ----
Capital Expenditures
--------------------
Program management:
   Contract therapy           $  2,060     $    890       $  3,902     $  1,927
   Hospital rehabilitation
     services                    1,632          924          3,697        2,061
                              --------     --------       --------     --------
   Program management
     total                       3,692        1,814          7,599        3,988
Freestanding hospitals           2,265           --          2,265           --
Healthcare management
   consulting                       12           15             42           28
                              --------     --------       --------     --------
        Total                 $  5,969     $  1,829       $  9,906     $  4,016
                              ========     ========       ========     ========

                                   Total Assets           Unamortized Goodwill
                              ----------------------    -----------------------
                                as of September 30,         as of September 30,
                                2005          2004          2005         2004
                                ----          ----          ----         ----
Program management:
   Contract therapy           $ 81,025     $ 51,484       $ 21,809     $ 15,585
   Hospital rehabilitation
     services                  132,819      162,631         39,678       42,611
                              --------     --------       --------     --------
   Program management
     total                     213,844      214,115         61,487       58,196
Freestanding hospitals          49,776           --         29,543           --
Healthcare management
   consulting                    7,203        6,068          4,144        4,172
Corporate - investment in
   InteliStaf                   36,525       39,441            N/A          N/A
                              --------     --------       --------     --------
        Total                 $307,348     $259,624       $ 95,174     $ 62,368
                              ========     ========       ========     ========

Note 12. - Related Party Transactions
-------------------------------------

     The Company has retained a software vendor for various computer related activities. John H. Short, President and Chief Executive Officer and a director of the Company, is also a director of the software company and Theodore M. Wight, a director of the Company, was also a director of the software company until his resignation from the software company's board on April 27, 2005. Dr. Short owns 5.5% of the fully diluted capitalization of the software company. Until June 2004, when the United States Small Business Administration was appointed as a receiver for Pacific Northwest Partners SBIC, L.P., Mr. Wight was deemed to control through his affiliation with Pacific Northwest Partners SBIC, L.P., 27.3% of the fully diluted capitalization of the software company. Subsequent to June 2004, Mr. Wight retained personal ownership of 1.34% of the total capitalization of the software company. The Company paid the software vendor approximately $6,000 during the nine months ended September 30, 2005. Effective September 30, 2005, the Company terminated its website hosting agreement with the software vendor.

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

                                    13 of 28

REHABCARE GROUP, INC.

        ----------------------------------------------------------------

     During the third quarter of 2005, the Company purchased air transportation services from 55JS Limited, Co. in the amount of approximately $132,000 bringing the total purchases for the nine months ended September 30, 2005 to approximately $437,000. 55JS Limited, Co. is owned by the Company's President and Chief Executive Officer, John Short. The air transportation services are billed to the Company, at cost, for hourly usage of 55JS's plane for Company business.

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


                                    14 of 28

REHABCARE GROUP, INC.

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include, but are not limited to, our ability to consummate acquisitions and other partnering relationships; our ability to integrate recent and pending acquisitions and partnering relationships within the expected timeframes and to achieve the revenue and earnings levels from such acquisitions and relationships at or above the levels projected; changes in governmental reimbursement rates and other regulations or policies affecting the services provided by us to clients and/or patients; the operational, administrative and financial effect of our compliance with other governmental regulations and applicable licensing and certification requirements; our ability to attract new client relationships or to retain and grow existing client relationships through expansion of our hospital rehabilitation and contract therapy service offerings and the development of alternative product offerings; the ability of new management of InteliStaf Holdings, Inc., our unconsolidated affiliate, to complete its business assessment of InteliStaf on a timely basis and to institute a business restructuring to improve revenues and earnings; the results of our impairment analysis to be conducted with respect to the carrying value of our investment in InteliStaf; the future financial results of our other unconsolidated affiliates; the adequacy and effectiveness of our operating and administrative systems; our ability to attract and the additional costs of attracting administrative, operational and professional employees; significant increases in health, workers compensation and professional and general liability costs; litigation risks of our past and future business, including our ability to predict the ultimate costs and liabilities or the disruption of our operations; competitive and regulatory effects on pricing and margins; and general and economic conditions, including efforts by governmental reimbursement programs, insurers, healthcare providers and others to contain healthcare costs.


Results of Operations

     Prior to the acquisition of MeadowBrook, we operated in two business segments that were managed separately based on fundamental differences in operations: program management services and healthcare management consulting. Program management includes hospital rehabilitation services (including inpatient acute rehabilitation and skilled nursing units and outpatient therapy programs) and contract therapy programs. On August 1, 2005, with the acquisition of MeadowBrook, we added a new segment: freestanding hospitals. The new segment operates two freestanding acute rehabilitation hospitals located in Miami, Florida and Houston, Texas and two long-term acute care hospitals ("LTACHs") located in Tulsa, Oklahoma and Lafayette, Louisiana. The Miami, Houston and Tulsa hospitals are each 60-bed facilities while the Lafayette hospital is a 50-bed facility. MeadowBrook reported revenues of approximately $55 million in 2004. We also previously operated a healthcare staffing industry segment prior to selling that business on February 2, 2004.

                                    15 of 28

REHABCARE GROUP, INC.

Selected Operating Statistics:

                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                        2005       2004         2005      2004
                                        ----       ----         ----      ----
Program Management:
   Contract Therapy:
   Operating Revenues (in thousands) $ 60,896   $ 42,895    $170,984   $124,677
   Average Number of Locations            771        592         744        567
   Average Revenue per Location      $ 79,032   $ 72,452    $229,893   $219,907

   Hospital Rehabilitation Services:
   Operating Revenues (in thousands)
     Inpatient                       $ 35,083   $ 37,253    $106,347   $109,717
     Outpatient                        12,150     11,174      36,745     34,315
                                     --------   --------    --------   --------
     Total                           $ 47,233   $ 48,427    $143,092   $144,032

   Average Number of Programs
     Inpatient                            146        147         144        141
     Outpatient                            42         41          42         42
                                          ---        ---         ---        ---
     Total                                188        188         186        183

   Average Revenue per Program
     Inpatient                       $241,031   $253,933    $737,741   $779,247
     Outpatient                       287,047    270,299     884,913    812,843
     Total                           $251,399   $257,531    $770,641   $786,997

Freestanding Hospitals:
   Operating Revenues (in thousands) $  8,846   $     --    $  8,846   $    --

Healthcare Management Consulting:
   Operating Revenues (in thousands) $  3,078   $  1,955    $  8,199   $  3,353


Three Months Ended  September 30, 2005 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 2004
--------

Operating Revenues

     Operating revenues during the third quarter of 2005 increased by $26.7 million, or 28.7%, to $120.0 million compared to $93.3 million in the third quarter of 2004. The revenue increase was primarily due to the growth in our contract therapy business resulting both from organic growth and the acquisition of Cornerstone Rehabilitation in December 2004. Revenues for contract therapy increased $18.0 million or 42.0%. The new freestanding hospitals segment generated revenues of $8.8 million during the third quarter of 2005 while revenues for hospital rehabilitation services decreased $1.2 million or 2.5%. Only the last two months of MeadowBrook's operating revenues are included in our financial statements for the third quarter.

     Contract therapy experienced strong revenue growth in the third quarter of 2005 versus the third quarter of 2004. A portion of this revenue increase, $3.4 million, is attributable to the acquisition of Cornerstone Rehabilitation in December 2004. In addition to the revenues from the acquisition, continued
success of the division's sales efforts, resulting in 144 net new units at September 30, 2005 versus September 30, 2004, and same store revenue growth of 10.7% were driving forces behind the revenue increase. Contract therapy has focused on signing larger facilities during the current year and has benefited from the 75% rule which has shifted certain types of patients from hospitals to skilled nursing facilities. As a result of these factors, the average revenue per location increased 9.1% year-over-year. Hurricanes Katrina and Rita interrupted operations at a number of contract therapy locations impacting operating revenues by approximately $0.3 million for the quarter.

                                    16 of 28

REHABCARE GROUP, INC.

Three Months Ended  September 30, 2005 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 2004 (Continued)
--------------------

     Hospital rehabilitation services operating revenues declined by 2.5% from the prior year quarter as declines in inpatient acute rehabilitation revenue and subacute revenue were only partially offset by a growth in revenues from our outpatient business. The increase in outpatient revenue is primarily due to same store revenue growth of 2.1% and increased overall average revenue per unit resulting from the larger relative size of new openings as compared to closed units and the same store revenue growth. The decline in inpatient revenue primarily resulted from the impact of the 75% rule and the closure of a number of VitalCare units acquired in March 2004. The 75% rule negatively impacted our unit census level and reduced the number of acute rehabilitation same store discharges by 2.1% in the third quarter of 2005 compared to the third quarter of 2004 as patients with lower acuity diagnoses are now being treated at other patient care settings. The impact of newly opened programs that have not yet reached the operating levels of the more mature programs that closed during the year also had a negative impact on inpatient revenues. Finally, hurricanes Katrina and Rita negatively impacted hospital rehabilitation services revenues by approximately $0.3 million.

     Freestanding hospital revenues were $8.8 million for the third quarter of 2005. Our acquisition of MeadowBrook was completed on August 1, 2005; therefore, only the last two months of MeadowBrook's operating revenues are included in our financial statements for the third quarter. During the quarter, two of the MeadowBrook facilities were impacted by the effects of hurricanes Katrina and Rita. The Lafayette LTACH was favorably impacted by hurricane Katrina as patients evacuated from southern Louisiana were transported to Lafayette. As a result, the Lafayette facility experienced an increase in its average daily census from 29 patients in August to 48 patients in September. We estimate that this incremental volume had a favorable impact on revenues of approximately $0.3 million. Our Houston, TX facility, however, was negatively impacted by the effects of hurricane Rita as a mandatory evacuation was put in place. The facility had an average daily census of 37 through the first nineteen days of September and an average daily census of only 19 over the last eleven days of the month. We estimate the negative impact of the decline in average daily census to be approximately $0.2 million of the Houston facility's revenues.


Costs and Expenses

                                                Three Months Ended September 30,
                                                    2005              2004
                                                    ----              ----
                                                        % of              % of
                                               Amount  Revenue   Amount  Revenue
                                               ------  -------   ------  -------
                                                      (dollars in thousands)
Operating expenses                            $ 91,034   75.8%   $66,638   71.4%
Division selling, general and administrative     8,987    7.5      7,596    8.2
Corporate selling, general and administrative    6,211    5.2      6,193    6.6
Depreciation and amortization                    2,894    2.4      2,125    2.3
                                              --------   ----    -------   ----
  Total costs and expenses                    $109,126   90.9%   $82,552   88.5%
                                              ========   ====    =======   ====

                                    17 of 28

REHABCARE GROUP, INC.

Three Months Ended  September 30, 2005 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 2004 (Continued)
--------------------

     Operating expenses increased as a percentage of revenues due to increased operating costs in contract therapy and hospital rehabilitation services as discussed in more detail below and due to the overall shift in mix to more contract therapy business, which tends to have lower operating margins. The decrease in division selling, general and administrative costs as a percentage of revenues resulted primarily from the contract therapy division's higher revenues, which helped to leverage the division's overhead costs. Corporate selling, general and administrative costs declined significantly as a percentage of revenues primarily due to efforts to control costs combined with a decrease in management incentive costs.

                                                Three Months Ended September 30,
                                                    2005              2004
                                                    ----              ----
                                                       % Unit            % Unit
                                               Amount  Revenue   Amount  Revenue
                                               ------  -------   ------  -------
                                                      (dollars in thousands)
Program Management:
-------------------
Contract Therapy:
  Operating expenses                          $48,692    80.0%   $33,478   78.0%
  Division selling, general and administrative  4,056     6.7      3,232    7.5
  Corporate selling, general and administrative 3,397     5.5      3,135    7.3
  Depreciation and amortization                 1,092     1.8        749    1.8
                                              -------   -----    -------  -----
      Total costs and expenses                $57,237    94.0%   $40,594   94.6%
                                              =======   =====    =======  =====

Hospital Rehabilitation Services:
  Operating expenses                          $32,291    68.4%   $31,722   65.5%
  Division selling, general and administrative  3,787     8.0      3,995    8.3
  Corporate selling, general and administrative 2,670     5.7      3,002    6.2
  Depreciation and amortization                 1,475     3.1      1,368    2.8
                                              -------   -----    -------  -----
      Total costs and expenses                $40,223    85.2%   $40,087   82.8%
                                              =======   =====    =======  =====

Freestanding Hospitals:
-----------------------
  Operating expenses                          $ 7,774    87.9%   $    --     --%
  Division selling, general and administrative    606     6.9         --     --
  Corporate selling, general and administrative    55     0.6         --     --
  Depreciation and amortization                   316     3.5         --     --
                                              -------   -----    -------  -----
      Total costs and expenses                $ 8,751    98.9%   $    --     --%
                                              =======   =====    =======  =====

Healthcare Management Consulting:
---------------------------------
  Operating expenses                          $ 2,286(a) 74.3%   $ 1,438   73.6%
  Division selling, general and administrative    538    17.5        369   18.8
  Corporate selling, general and administrative    89     2.9         56    2.9
  Depreciation and amortization                    11     0.3          8    0.4
                                              -------   -----    -------  -----
      Total costs and expenses                $ 2,924    95.0%   $ 1,871   95.7%
                                              =======   =====    =======  =====

(a) includes expenses of approximately $9 related to intercompany sales.

     Total contract therapy costs and expenses increased in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to the increase in direct operating expenses associated with the increased number of contract therapy locations being managed by the division. In addition, the division's direct operating expenses increased as a percentage of unit revenue from the third quarter of 2004 to the third quarter of 2005 primarily as a result of substantial increases in the cost of direct labor, fueled by the continued tight therapist labor market, as well as the impact of communication and data costs. Such costs were recorded as corporate selling, general and administrative expenses in the prior year. These increased direct operating costs were partially offset by a reduction in contract therapy's bad debt expense resulting from an improved risk profile in the division's portfolio of accounts receivable. Contract therapy continues to leverage its selling, general and administrative costs, which decreased as a percentage of revenues

                                    18 of 28

REHABCARE GROUP, INC.

Three Months Ended  September 30, 2005 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 2004 (Continued)
--------------------

from the third quarter of 2004 to the third quarter of 2005. While the Cornerstone Rehabilitation acquisition added new fixed costs associated with its corporate office and related staff in Louisiana, contract therapy's management has been able to keep its selling costs flat as well as operate more programs per manager, which has helped to reduce associated travel costs. While remaining flat as a percentage of operating revenues, contract therapy's depreciation and amortization expense increased from the third quarter of 2004 to the third quarter of 2005 primarily due to the amortization of certain intangible assets associated with the December 2004 acquisition of Cornerstone and the amortization of the division's proprietary information system. The strong revenue growth and cost control at the corporate and division selling, general and administrative levels helped increase operating earnings from $2.3 million in the third quarter of 2004 to $3.7 million in the third quarter of 2005.

     Total hospital rehabilitation services costs and expenses increased from the third quarter of 2004 to the third quarter of 2005 primarily due to increases in direct operating expenses associated with increased labor costs. Both the inpatient and outpatient businesses experienced increases in average wage rates and contract labor expense as the market for therapists continued to remain tight. In addition, the staffing model in the division remains primarily fixed and is not easily flexible with shifts in patient census. Selling, general and administrative expenses declined in the third quarter of 2005 reflecting efforts to control costs and an increased utilization of some overhead activities by the faster growing contract therapy division. The net effect of the revenue decline, the increased operating labor costs and the improvement in selling, general and administrative expense was a $1.3 million decline in hospital rehabilitation services operating earnings to $7.0 million in the third quarter of 2005 from $8.3 million in the third quarter of 2004.

     Operating profit for freestanding hospitals was slightly above breakeven for the period from August 1, 2005 to September 30, 2005. We are currently in the process of integrating this newly acquired business and will be evaluating each of the four operating facilities for cost improvement and expense control opportunities.

Non-operating Items

     Interest income increased in the third quarter of 2005 compared to the third quarter of 2004 primarily due to the effect of higher interest rates.

     Interest expense primarily represented interest on subordinated promissory notes issued as partial consideration for the acquisition of MeadowBrook in the third quarter of 2005 and various other acquisitions completed in 2004, commitment fees paid on the unused portion of our line of credit and fees paid on outstanding letters of credit. We had no outstanding balance on the line of credit as of September 30, 2005 or September 30, 2004.

     Earnings before income taxes and equity in net loss of affiliates increased by 2.4% to $10.8 million in the third quarter of 2005 from $10.5 million in the third quarter of 2004. The provision for income taxes was $4.4 million in the third quarter of 2005 compared to $4.4 million in the third quarter of 2004, reflecting effective income tax rates of 40.5% and 41.5%, respectively. The effective tax rate decrease is primarily the result of the impact of non-deductible goodwill associated with the sale of the staffing division on the 2004 effective rate.

     Equity in net loss of affiliates represents our share of the losses of less than majority owned equity investments, primarily our investment in InteliStaf Holdings. Our share of InteliStaf losses was approximately $2.0 million in the third quarter of 2005 as compared to $0.1 million in the same period last year.

                                    19 of 28

REHABCARE GROUP, INC.

Three Months Ended  September 30, 2005 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 2004 (Continued)
--------------------

InteliStaf's third quarter 2005 results reflect the recognition of a $4.2 million valuation allowance against their deferred tax assets, a 6.1% decline in revenue compared to the same period last year and margin contraction in the travel business brought about primarily by increased housing and other living costs. The deferred tax asset valuation allowance was recorded as InteliStaf management concluded it was more likely than not that the full benefit of their deferred tax assets would not be realized. This conclusion was reached primarily as a result of accumulated losses over the recent three year period and the near term prospects for continued difficult operating conditions.

     Net earnings in the third quarter of 2005 decreased 27.5% as compared to the same period last year. Diluted net earnings per share decreased from $0.36 in the third quarter of 2004 to $0.26 in the third quarter of 2005.


Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2004
----

Operating Revenues

     Operating revenues during the first nine months of 2005 increased by $42.1 million, or 14.6%, to $330.8 million compared to $288.7 million in the first nine months of 2004. The revenue increase was primarily due to the growth in our contract therapy business resulting both from organic growth and targeted acquisitions partially offset by the decline in revenue resulting from the sale of our healthcare staffing division in February 2004. Revenues for contract therapy increased by $46.3 million or 37.1% while revenues for hospital rehabilitation services decreased by $0.9 million or 0.7%.

     Contract therapy achieved strong revenue growth for the first nine months of 2005 as compared to the first nine months of 2004. A portion of this revenue increase, $10.7 million, is attributable to the acquisitions of CPR Therapies and Cornerstone Rehabilitation in 2004. In addition to the revenues from the acquisitions, continued success of the division's sales efforts and same store revenue growth of 9.1% were driving forces behind the overall revenue growth. However, much of the same store growth was attributable to overall increases in our programs' Medicare Part A patient services, which generate lower than average contribution margins. The average revenue per location increased 4.5% year-over-year due primarily to the same store growth mentioned above, which was partially offset by the smaller average size of the program locations purchased in the acquisitions mentioned above.

     Hospital rehabilitation services operating revenues for the first nine months of 2005 declined slightly from the first nine months of 2004 as declines in inpatient acute rehabilitation revenue and subacute revenues were only partially offset by a growth in revenues from our outpatient business. The impact of newly opened programs that have not yet reached the operating levels of the more mature programs that closed during the year had a negative impact on hospital rehabilitation services revenues. In addition, the implementation of the 75% rule continues to impact our unit level census, and as a result, reduced the number of acute rehabilitation same store discharges by approximately 2.8% for the first nine months of 2005 as patients with lower acuity diagnoses are now being treated at other patient care settings.


                                    20 of 28

REHABCARE GROUP, INC.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2004 (Continued)
----------------

Costs and Expenses
                                                Nine Months Ended September 30,
                                                    2005              2004
                                                    ----              ----
                                                       % of               % of
                                              Amount  Revenue    Amount  Revenue
                                              ------  -------    ------  -------
                                                    (dollars in thousands)
Operating expenses                           $248,738   75.2%   $207,348   71.8%
Division selling, general and administrative   26,450    8.0      25,132    8.7
Corporate selling, general and administrative  18,314    5.5      18,786    6.5
Depreciation and amortization                   7,595    2.3       5,903    2.1
Restructuring charge                               --     --       1,615    0.6
Gain on sale of business                           --     --        (485)  (0.2)
                                             --------   ----    --------   ----
  Total costs and expenses                   $301,097   91.0%   $258,299   89.5%
                                             ========   ====    ========   ====

     Operating expenses as a percentage of revenues increased due to higher operating costs in contract therapy and hospital rehabilitation services as discussed in more detail below. The decrease in division selling, general and administrative costs as a percentage of revenues resulted primarily from the contract therapy division's higher revenues, which helped to leverage the division's overhead costs. Corporate selling, general and administrative costs declined as a percentage of revenues primarily due to efforts to control costs as well as a significant decrease in management incentive costs. Depreciation and amortization as a percentage of revenues has increased primarily as a result of amortization of certain intangible assets related to the series of acquisitions completed during 2004 and our continued investment in upgrading our management information systems.

                                                Nine Months Ended September 30,
                                                    2005              2004
                                                    ----              ----
                                                      % Unit             % Unit
                                              Amount  Revenue    Amount  Revenue
                                              ------  -------    ------  -------
                                                    (dollars in thousands)
Program Management:
-------------------
Contract Therapy:
  Operating expenses                          $136,649  79.9%  $ 96,840    77.7%
  Division selling, general and administrative  12,030   7.0      9,729     7.8
  Corporate selling, general and administrative 10,015   5.9      9,247     7.4
  Depreciation and amortization                  3,073   1.8      2,143     1.7
                                              --------  ----   --------   -----
      Total costs and expenses                $161,767  94.6%  $117,959    94.6%
                                              ========  =====  ========   =====

Hospital Rehabilitation Services:
  Operating expenses                          $ 98,219  68.7%  $ 94,527    65.6%
  Division selling, general and administrative  12,308   8.6     12,053     8.4
  Corporate selling, general and administrative  8,004   5.6      8,502     5.9
  Depreciation and amortization                  4,179   2.9      3,749     2.6
                                              --------  ----   --------   -----
      Total costs and expenses                $122,710  85.8%  $118,831    82.5%
                                              ========  ====   ========   =====

Healthcare Staffing:
--------------------
  Operating expenses                          $     --    --%  $ 13,598(a) 81.3%
  Division selling, general and administrative      --    --      2,757    16.5
  Corporate selling, general and administrative     --    --        935     5.6
  Gain on sale of business                          --    --       (485)   (2.9)
                                              --------  ----   --------   -----
      Total costs and expenses                $     --   --%   $ 16,805   100.5%
                                              ========  ====   ========   =====

                                    21 of 28

REHABCARE GROUP, INC.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2004 (Continued)
----------------

                                               Nine Months Ended September 30,
                                                    2005              2004
                                                    ----              ----
                                                      % Unit             % Unit
                                              Amount  Revenue    Amount  Revenue
                                              ------  -------    ------  -------
                                                    (dollars in thousands)
Freestanding Hospitals:
-----------------------
  Operating expenses                           $7,774    87.9%   $   --      --%
  Division selling, general and administrative    606     6.9        --      --
  Corporate selling, general and administrative    55     0.6        --      --
  Depreciation and amortization                   316     3.5        --      --
                                               ------    ----    ------    ----
      Total costs and expenses                 $8,751    98.9%   $   --      --%
                                               ======    ====    ======    ====

Healthcare Management Consulting:
---------------------------------
  Operating expenses                           $6,389(b) 77.9%   $2,454    73.2%
  Division selling, general and administrative  1,506    18.4       593    17.7
  Corporate selling, general and administrative   240     2.9       102     3.0
  Depreciation and amortization                    27     0.3        11     0.3
                                               ------    ----    ------    ----
      Total costs and expenses                 $8,162    99.5%   $3,160    94.2%
                                               ======    ====    ======    ====

(a) includes expenses of approximately $71 related to intercompany sales.
(b) includes expenses of approximately $293 related to intercompany sales.

     Total contract therapy costs and expenses increased in the first nine months of 2005 compared to the first nine months of 2004 primarily due to the increase in direct operating expenses associated with the increased number of contract therapy locations being managed by the division. In addition, the division's direct operating expenses increased as a percentage of unit revenue from the first nine months of 2004 to the first nine months of 2005 primarily as a result of an increase in the division's lower-margin Medicare Part A revenues, substantial increases in contract therapy's cost of direct labor, which is being fueled by the continued tight therapist labor market, and the impact of communication and data costs. Such costs were recorded as corporate selling, general and administrative expenses in 2004. These increased direct operating costs were partially offset by a reduction in contract therapy's bad debt expense as a result of the positive outcomes for settlements reached on a few specific accounts. During 2005, the risk in the division's accounts receivable portfolio has declined. Contract therapy continues to leverage its selling, general and administrative costs, which decreased as a percentage of revenues from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. While the Cornerstone Rehabilitation acquisition added new fixed costs associated with its corporate office and related staff in Louisiana, contract therapy's management has been able to keep its selling costs flat as well as operate more programs per manager, which has helped to reduce associated travel costs. While remaining relatively flat as a percentage of operating revenues, contract therapy's depreciation and amortization expense increased from the first nine months of 2004 to the first nine months of 2005 primarily due to the amortization of certain intangible assets associated with the acquisitions of CPR Therapies and Cornerstone and the amortization of the division's proprietary information system. The strong revenue growth and cost control at the corporate and division selling, general and administrative levels helped increase operating earnings from $6.7 million in the nine months ended September 30, 2004 to $9.2 million in the nine months ended September 30, 2005.

     Total hospital rehabilitation services costs and expenses increased from the prior year primarily due to increases in direct operating expenses associated with increased labor costs. Both the inpatient and outpatient businesses experienced increases in average wage rates and contract labor expense as the market for therapists remained tight. Division level selling, general and administrative expenses have increased reflecting an increased investment earlier in the year in business development activities. Corporate

                                    22 of 28

REHABCARE GROUP, INC.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2004 (Continued)
----------------

selling, general and administrative expenses declined in the nine month period reflecting efforts to control costs and an increased utilization of some overhead activities by the faster growing contract therapy division. The hospital rehabilitation services division's depreciation and amortization expense increased in the first nine months of 2005 primarily due to the amortization of certain intangible assets associated with the acquisition of VitalCare in March 2004. Total hospital rehabilitation services operating earnings decreased by $4.8 million from $25.2 million in the first nine months of 2004 to $20.4 million in the first nine months of 2005 reflecting the negative impact of the 75% rule on revenues and the increasing costs of labor.

     During the first quarter of 2004, in connection with the sale of the staffing division, we initiated a series of restructuring activities to reduce the cost of corporate overhead that had previously been absorbed by the staffing division. These activities included the elimination of approximately 40 positions, the exiting of a portion of leased office space at our corporate headquarters and the write-off of certain leasehold improvements associated with the office space consolidation. As a result of these actions, we recorded a pre-tax restructuring charge in the first nine months of 2004 in the amount of approximately $1.6 million. This charge was recorded as a separate component of operating expenses.

Non-operating Items

      Interest income increased in the first nine months of 2005 compared to the first nine months of 2004 primarily due to the impact of higher average cash and investment balances and the effect of higher interest rates.

     Interest expense primarily represented interest on subordinated promissory notes issued as partial consideration for the acquisition of MeadowBrook in the third quarter of 2005 and various other acquisitions completed in 2004, commitment fees paid on the unused portion of our line of credit and fees paid on outstanding letters of credit. We had no outstanding balance on the line of credit as of September 30, 2005 or September 30, 2004.

     Earnings before income taxes and equity in net loss of affiliates decreased by 1.0% to $29.5 million in the first nine months of 2005 from $29.8 million in the first nine months of 2004. The provision for income taxes was $12.0 million in the first nine months of 2005 compared to $12.4 million in the first nine months of 2004, reflecting effective income tax rates of 40.5% and 41.5%, respectively. The effective tax rate decrease is primarily the result of the impact of non-deductible goodwill associated with the sale of the staffing division on the 2004 effective rate.

     Equity in net loss of affiliates represents our share of the losses of less than majority owned equity investments, primarily our investment in InteliStaf Holdings. During the first nine months of 2005, our share of InteliStaf losses was approximately $2.8 million. InteliStaf's first nine months of 2005 results were negatively impacted by recording a $4.2 million valuation allowance against their deferred tax assets, a continuing decline in revenue, margin contraction in the travel business due to higher housing and other living costs and costs related to an operational restructuring and a debt re-financing completed during the first quarter of 2005.

     Net earnings in the first nine months of 2005 decreased 12.4% as compared to the first nine months of 2004. Diluted net earnings per share decreased from $1.00 in the first nine months of 2004 to $0.86 in the first nine months of 2005.

                                    23 of 28

REHABCARE GROUP, INC.

Liquidity and Capital Resources

     As of September 30, 2005, we had $18.2 million in cash and cash equivalents, and a current ratio, the amount of current assets divided by current liabilities, of 1.91 to 1. Working capital decreased by $16.8 million to $59.7 million as of September 30, 2005 as compared to $76.5 million as of December 31, 2004 primarily due to a reduction in cash associated with the purchase of MeadowBrook in August 2005. Net accounts receivable were $92.2 million at September 30, 2005, compared to $69.6 million at December 31, 2004. The number of days' average net revenue in net receivables was 68.2 and 66.5 at September 30, 2005 and December 31, 2004, respectively. This increase is primarily due to the greater mix of contract therapy receivables which tend to have a longer collection cycle.

     Operating cash flows constitute our primary source of liquidity and historically have been sufficient to fund working capital, capital expenditures, internal business expansion and debt service requirements. We expect to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. We have a $90 million, five-year revolving credit facility with no balance outstanding as of September 30, 2005. The credit facility is expandable to $125 million upon our notice to the lending group, subject to our continued compliance with the terms of the credit agreement. We have approximately $14.3 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount we may borrow under the revolving credit facility.

     As part of the purchases of MeadowBrook in 2005 and CPR Therapies, VitalCare and Cornerstone Rehabilitation in 2004, we issued long-term subordinated promissory notes to the respective selling parties. These notes bear interest at rates ranging from 0%-8%. As of September 30, 2005, approximately $11.9 million of these notes remained outstanding. In addition, as part of our arrangement with Signature Healthcare Foundation, we extended a $2.0 million line of credit to Signature. At September 30, 2005, Signature had drawn approximately $1.4 million against this line of credit.

Regulatory Update

     On June 21, 2005, the Centers for Medicare and Medicaid Services announced it will proceed with implementing the final 75% rule it released on July 1, 2004. The rule provides a three year transition period during which the required percentage of inpatient rehabilitation facility patients with a qualifying condition increases gradually from 50% to 75%.

     In October 2005, the Senate Finance Committee, the group which oversees Medicare legislation, agreed to a reconciliation package which included several Medicare items. Of particular importance to the Company, the bill calls for a two year freeze of the 75% rule at the 50% threshold and a study to determine subsequent action. In addition, any inpatient rehabilitation facility or acute rehabilitation unit that was decertified at the 50% threshold would be given more time to reach this level. The bill also calls for a one year extension of the Part B therapy cap moratorium, through December 31, 2006. At present, there is no corresponding bill in the House of Representatives. The sub-committee on Health for Ways & Means, the group which oversees Medicare legislation for the House of Representatives, will either construct their own bill or simply take the matter into committee. Despite these positive developments, we continue to operate as if both the 75% rule and therapy caps remain in their current state.

     On July 28, 2005, the Centers for Medicare and Medicaid Services released its final rule on the prospective payment system and consolidated billing for skilled nursing facilities. This new rule takes effect on January 1, 2006. The most significant policy change involves the addition of 9 new resource utilization groups (RUGs), increasing the total to 53. While some of our clients will likely experience overall changes in reimbursement (largely due to site location), the rule is not likely to alter the way we price or deliver our services.

                                   24 of 28

REHABCARE GROUP, INC.

     During the third quarter of 2005, the Centers for Medicare and Medicaid Services released the Fiscal Year 2006 Inpatient Rehabilitation Facility Final Rule for reimbursement of discharges occurring on or after October 1, 2005. Although the changes from the rule are broad in scope, the impact to the Company is projected to be less significant. Preliminary analysis shows that the annualized decrease in our projected net revenue will be approximately $0.3 million which is tied directly to a small number of hospital rehabilitation services programs with case weighted pricing along with the new freestanding hospitals.

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

     Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management's most difficult, subjective and complex judgments, and involve uncertainties. Our most critical accounting policies pertain to allowance for doubtful accounts, goodwill and other intangible assets, health, workers compensation and professional liability insurance accruals and accounting for investments in unconsolidated affiliates. Each of these critical accounting policies was discussed in our 2004 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations." Except as discussed below, there were no significant changes in the application of critical accounting policies during the first nine months of 2005.

     With the acquisition of MeadowBrook, our critical accounting policies now also include the recognition of contractual allowances associated with patient revenues. We recognize net patient revenues in the reporting period in which the services are performed based on our current billing rates, less actual adjustments and estimated discounts for contractual allowances. These allowances are principally required for patients covered by Medicare, Medicaid, managed care health plans and other third-party payors. Laws governing the Medicare and Medicaid programs are complex and subject to interpretation. In estimating the discounts for contractual allowances, we reduce our gross patient receivables to the estimated amount that will be recovered for the service rendered based upon previously agreed to rates with the payor. These estimates are continuously reviewed for accuracy by taking into consideration known changes to contract terms, laws and regulations and payment history. If such information indicates that our allowances are overstated or understated, we reduce or provide for additional allowances as appropriate in the period in which we make such a determination. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. Due to complexities involved in determining the amounts ultimately due from the payor, the amount we receive as reimbursement for healthcare services provided may be different than our estimates, and such differences could be significant.


                                   25 of 28

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

Item 4. - Controls and Procedures
---------------------------------

     As of September 30, 2005, the Company's management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report.

     During the third quarter, the Company improved its procedures for tracking, reporting and recording capital expenditures for information technology projects as these expenditures have become more significant to the Company's cash flows and overall capital budgets. The Company expects that the new procedures will enable management to better track project costs against established project budgets and ensure more timely and accurate reporting of accounts payable and capital expenditures.

     There have been no other changes in the Company's internal controls over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. - Other Information
----------------------------

Item 1. - Legal Proceedings
---------------------------

     In April 2005, the Office of Inspector General, U.S. Department of Health and Human Services issued a subpoena duces tecum with respect to the investigation of False Claim Act allegations relating to the billing practices of certain of our employees and former employees providing therapy services at our clients' skilled nursing and long-term care facilities within the state of New Jersey. We are fully cooperating with the government and are in the process of turning over the required information in response to the subpoena.

     In July 2003, the former medical director and a former physical therapist at an acute rehabilitation unit that we previously operated filed a civil action against us and our former client hospital, Baxter County Regional Hospital, in the United States District Court for the Eastern District of Arkansas. The plaintiffs seek back pay, civil penalties, treble damages and special damages from us and Baxter under the qui tam and whistleblower provisions of the False Claims Act. The allegations contained in the original civil complaint related to the proper classification of rehabilitation diagnoses of patients treated at the acute rehabilitation unit managed by us over a period of multiple years. We have agreed to indemnify Baxter for all fees and expenses on all counts arising out of the original complaint except for the whistleblower count filed by the physical therapist. The plaintiffs had filed an initial action under seal in August 2000 but the United States Department of Justice refused to intervene in June 2003 after investigation at which time the seal was lifted. In June 2005, the plaintiffs filed an amended complaint which includes an additional allegation regarding the Centers for Medicare & Medicaid Services' reporting requirements with respect to medical/surgical patients occupying beds located within a distinct part acute rehabilitation unit. The plaintiffs have also filed a motion, which is pending with the court, to expand their discovery to include documents and other information relating to our corporate practices with regard to categorizing patients' diagnoses.

                                   26 of 28

REHABCARE GROUP, INC.

     On August 23, 2005, a lawsuit was filed against us in the United States District Court, Middle District of Florida seeking unpaid overtime compensation and other relief under the Fair Labor Standards Act. The action is intended to include every hourly paid therapist who worked for us at any time within the past three (3) years. The complaint alleges that the plaintiff, and those similarly situated, were not paid time and a half for all hours worked in excess of forty (40) hours during one or more work weeks, and that we required such individuals to work "off the clock" and failed and refused to compensate them for the same. The Court has not certified the Class at this time.

     Several federal lawsuits have been filed by certain on-call, recruiting and staffing coordinators and other employee classifications seeking overtime compensation and related damages under both federal and state law. These individuals were employed by our former staffing division. Three of these cases have been consolidated in the United States District Court for the Central District of California. The individuals sought to bring a collective or class action on behalf of all similarly situated persons. In January 2005, the court granted plaintiffs' motion to send notices of collective action to present and former staffing division employees, while denying plaintiffs' request to proceed as a class action under the California state law claims. The notices of collective action were mailed to each person in the class approved by the court and approximately 195 of those persons receiving notices elected to opt-in to the collective action. Claims of an employee who opts in to the case will date back two years (three years if a willful violation is proven) from the date that the employee files a consent to join the case. Plaintiffs' counsel has also filed a separate federal suit asserting that the failure to pay overtime compensation to employees constituted a breach of contract by us. Plaintiffs' counsel had earlier filed a separate California state court class action reasserting the state law claims.

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

Item 6. - Exhibits
------------------

See exhibit index


                                   27 of 28

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           REHABCARE GROUP, INC.

November 3, 2005

                                                       By: /s/  Mark A. Bogovich
                                                              ------------------
                                                                Mark A. Bogovich
                                                                 Vice President,
                                                 Interim Chief Financial Officer

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

31.2 Certification by Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

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


Date:  November 3, 2005


                                                     By: /s/       John H. Short
                                                           ---------------------
                                                                   John H. Short
                                                                   President and
                                                         Chief Executive Officer
                                                           RehabCare Group, Inc.

                                                                    EXHIBIT 31.2
                                  CERTIFICATION

I, Mark A. Bogovich, certify that:

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


Date:  November 3, 2005

                                                       By: /s/  Mark A. Bogovich
                                                              ------------------
                                                                Mark A. Bogovich
                                                                 Vice President,
                                                 Interim Chief Financial Officer
                                                           RehabCare Group, Inc.

                                                                    Exhibit 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. Short, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                     By: /s/       John H. Short
                                                            --------------------
                                                                   John H. Short
                                                                   President and
                                                         Chief Executive Officer
                                                           RehabCare Group, Inc.
                                                                November 3, 2005

                                                                    Exhibit 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of RehabCare Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Bogovich, Vice President and Interim Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                       By: /s/  Mark A. Bogovich
                                                              ------------------
                                                                Mark A. Bogovich
                                                                 Vice President,
                                                 Interim Chief Financial Officer
                                                           RehabCare Group, Inc.
                                                                November 3, 2005