Form 10-K
period 2005-12-31
REHABCARE GROUP INC
filed 2006-03-15
CIK 812191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2005

Commission file number 0-19294

RehabCare Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	51-0265872
(State of Incorporation)	(I.R.S. Employer Identification No.)

7733 Forsyth Boulevard, 23rd Floor, St. Louis, Missouri 63105

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (314) 863-7422

Securities registered pursuant to Section 12(b) of the Act:	Name of exchange on which registered:
Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes[ ]    No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes[ ]   No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes[ X ]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [	]	Accelerated filer [ X ]	Non-accelerated filer [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes[ ]   No [ X ]

The aggregate market value of voting stock held by non-affiliates of Registrant at June 30, 2005 was $446,791,389. At March 6, 2006, the Registrant had 16,906,763 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of both the Registrant’s Annual Report to Stockholders and the Registrant’s Proxy Statement for the 2006 annual meeting of stockholders are incorporated by reference in Part II and Part III, respectively, of this Annual Report.

PART I

ITEM 1.	BUSINESS

The terms “RehabCare,” “our company,” “we” and “our” as used herein refer to “RehabCare Group, Inc.”

Overview of Our Company

RehabCare Group, Inc., a Delaware corporation, is a leading provider of rehabilitation program management services in more than 900 hospitals, nursing homes, outpatient facilities and other long-term care facilities. In partnership with healthcare providers, we provide post-acute program management, medical direction, physical therapy rehabilitation, quality assurance, compliance review, specialty programs and census development services. We also own and operate two freestanding long-term acute care hospitals and three freestanding rehabilitation hospitals (including one that we opened in late December 2005) and provide healthcare management consulting services, primarily to hospitals and physician groups.

Established in 1982, we have more than 23 years’ experience helping healthcare providers grow and become more efficient while effectively and compassionately delivering rehabilitation services to patients. We believe our clients place a high value on our extensive experience in assisting them to implement clinical best practices, to address competition for patient services, and to navigate the complexities inherent in managed care contracting and government reimbursement systems. Over the years, we have diversified our program management services to include management services for inpatient rehabilitation facilities within hospitals, skilled nursing units, outpatient rehabilitation programs, home health, and freestanding skilled nursing, long-term care and assisted living facilities. Within the long-term acute care and rehabilitation hospitals we own and operate, we provide total medical care to patients in need of rehabilitation and to patients with medically complex diagnoses.

We offer our portfolio of program management and consulting services to a highly diversified customer base. In all, we have relationships with more than 900 hospitals, nursing homes and other long-term care facilities located in 39 states, the District of Columbia and Puerto Rico.

At December 31, 2005, we held approximately 26.7% of the outstanding common stock of InteliStaf Holdings, Inc., a privately held healthcare staffing company, resulting from our sale of our StarMed staffing business to InteliStaf in February 2004. Under applicable accounting rules, we do not consolidate the financial condition and results of operations of the staffing business, but account for our minority investment in InteliStaf under the equity method, which requires us to record our share of InteliStaf’s earnings or losses in our statement of earnings. In 2005, our share of InteliStaf’s net loss was $11.1 million, and we recorded an additional $25.4 million charge in 2005 to write-down the carrying value of our investment to its estimated fair value.

On March 3, 2006, we elected to abandon our interest in InteliStaf. This decision was made for a variety of business reasons including InteliStaf’s continuing poor operating performance, InteliStaf’s liquidity problems, the disproportionate percentage of RehabCare management time and effort that has been devoted to this non-core business, and an expected income tax benefit to be derived from the abandonment. Our investment in InteliStaf had a carrying value of approximately $2.8 million as of December 31, 2005. This remaining carrying value will be written off during the first quarter of 2006.

For the year ended December 31, 2005, we had consolidated operating revenues of $454.3 million, operating earnings of $33.3 million, a net loss of $17.0 million and a diluted loss per share of $1.01.

Industry Overview

As a provider of program management services and an operator of freestanding specialty hospitals, our revenues and growth are affected by trends and developments in healthcare spending. The Centers for Medicare and Medicaid Services (“CMS”) estimated that in 2005, total healthcare expenditures in the United States grew by 7.4% and surpassed $2.0 trillion, down from a 7.9% increase in 2004.

CMS further projects that total healthcare spending in the United States will grow an average of 7.2% annually from 2005 through 2015. According to these estimates, healthcare expenditures will account for approximately $4.0 trillion, or 20.0%, of the United States gross domestic product by 2015. CMS is taking steps in several areas to control the growth of healthcare spending.

Demographic considerations affect long-term growth projections for healthcare spending. While we deliver therapy to adults of all ages, most of our services are delivered to persons 65 and older. According to the U.S. Census Bureau’s 2000 census, there were approximately 35 million U.S. residents aged 65 or older, comprising approximately 12.4% of the total United States population. The number of U.S. residents aged 65 or older is expected to climb to approximately 40 million by 2010 and to approximately 55 million by 2020. By 2030, the number of U.S. residents 65 and older is estimated to reach approximately 71 million, or 20%, of the total population. Due to the increasing life expectancy of U.S. residents, the number of people aged 85 years or older is also expected to increase from 4.3 million in 2000 to 9.6 million by 2030.

We believe that healthcare expenditures and longer life expectancy of the general population will place increased pressure on healthcare providers to find innovative, efficient means of delivering healthcare services. In particular, many of the health conditions associated with aging — such as stroke and heart attack, neurological disorders and diseases and injuries to the muscles, bones and joints — will increase the demand for rehabilitative therapy and long-term acute care. These trends, combined with the need for acute care hospitals to move their patients into the appropriate level of care on a timely basis, will encourage healthcare providers to efficiently direct patients to inpatient rehabilitation units, outpatient therapy, home health, freestanding skilled nursing therapy, and other long-term, post-acute programs.

The growth of managed care and its focus on cost control has encouraged healthcare providers to deliver quality care at the lowest cost possible. Medicare and Medicaid incentives also have driven declines in average inpatient days per admission. In many cases, patients are treated initially in a higher cost, acute-care hospital setting. After their condition has stabilized, they are either moved to a lower cost setting, such as a skilled nursing facility, or are discharged to their home and treated on a home health or outpatient basis. Thus, while hospital inpatient admissions have continued to grow, the number of average inpatient days per admission has declined.

Program Management Services

Many healthcare providers partner with companies, like RehabCare, that will manage either a single product line or a broad range of product lines. Partnering allows healthcare providers to take advantage of the specialized expertise of contract management companies, enabling them to concentrate on the businesses they know best, such as facility and acute-care management. Continued

managed care and Medicare reimbursement controls for acute care have driven healthcare providers to look for additional sources of revenue. As constraints on overhead and operating costs have increased and manpower has been reduced, partnering with providers of ancillary and post-acute services has become more important in order to increase patient volumes and provide services at a lower cost while maintaining high quality standards.

By partnering with contract management companies like RehabCare, healthcare facilities may be able to:

•	Improve Clinical Quality. Program managers focused on rehabilitation are able to develop and employ best practices, which benefit client facilities and their patients.

•

Increase Volumes. Through the addition of specialty services such as acute rehabilitation units, patients who were being discharged to other venues for treatment can now remain in the hospital setting. This allows hospitals to capture revenues that would otherwise be realized by another provider. Upon discharge, patients can return for outpatient care, creating added revenues for the provider. New services also help hospitals attract new patients. The addition of a managed rehabilitation program helps skilled nursing facilities attract residents by broadening their scope of services.

•	Optimize Utilization of Space. Inpatient services help hospitals optimize physical plant space to treat patients who have specific diagnoses within the particular hospital’s targeted service lines.

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

•

Establish Agreements with Managed Care Organizations. Program managers often have the ability to improve clinical care by capturing and analyzing patient information from a large number of acute rehabilitation and skilled nursing units, which an individual hospital could not do on its own without a substantial investment in specialized systems. Becoming part of a managed care network helps the hospital attract physicians, and in turn, attract more patients to the hospital.

•

Provide Access to Capital. Contract management companies, particularly those which have access to public markets, are under certain circumstances able to make capital available to their clients for adding programs and services like physical rehabilitative services or expanding existing programs when community needs dictate.

•

Obtain Reimbursement Advice. Contract management companies, like RehabCare, employ reimbursement specialists who are available to assist client facilities in interpreting complicated regulations within a given specialty — a highly valued service in the changing healthcare environment.

•

Obtain Clinical Resources and Expertise. Rehabilitation service providers have the ability to develop and implement clinical training and development programs that can provide best practices for clients.

•

Ensure Appropriate Levels of Staffing for Rehabilitation Professionals. Therapy staffing in both hospitals and skilled nursing settings presents unique challenges that can be better managed by a provider with national presence. Program managers have the ability to more sharply focus on staffing levels in order to address the fluctuating clinical needs of the host facility.

Of the approximately 5,000 general acute-care hospitals in the United States, there are an estimated 2,000 hospitals that meet our general criteria for support of acute rehabilitation units in their markets. We currently provide acute rehabilitation program management services to 120 hospitals that operate inpatient acute rehabilitation units.

Of the estimated 15,000 skilled nursing facilities in the United States, there are an estimated 5,000 facilities that are ideal prospects for our contract therapy services. We currently provide services to 724 of those facilities. In addition to skilled nursing facilities, we have expanded our service offerings to deliver therapy management services in additional settings such as long-term care and assisted living facilities.

Freestanding Hospitals

As part of our strategy to enter the specialty hospital market, in 2005, we acquired substantially all of the operating assets of MeadowBrook Healthcare, Inc. (“MeadowBrook) an operator of two long-term acute care hospitals (“LTACHs”) and two freestanding rehabilitation hospitals. In addition, we own a 40% minority interest in a freestanding rehabilitation hospital. We also announced plans in 2005 to construct and operate two rehabilitations hospitals, one of which opened in December 2005 and the other is expected to open in mid 2006.

LTACHs serve highly complex, but relatively stable, patients. Typical diagnoses include respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, stroke, cardiac disorders, non-healing wounds, renal disorders and cancer. Most LTACH patients are transferred from inpatient acute medical/surgical beds. In order to remain certified as an LTACH, average length of stay must be at least 25 days. Our actual experience is that length of stay typically averages 26-28 days.

Clinical services we provide in LTACHs include:

•	Nursing care
•	Rehabilitation therapies
•	Pulmonology
•	Respiratory care
•	Cardiac and hemodynamic monitoring
•	Ventilator weaning
•	Dialysis services
•	IV antibiotic therapy
•	Total parenteral nutrition
•	Wound care
•	Vacuum assisted closure

•	Pain management
•	Diabetes management

About 80% of LTACH patients are covered by Medicare. Nationally, about 35% of LTACH patients are discharged to home and another 30% move to other venues (e.g., inpatient rehabilitation facilities or skilled nursing units) to receive rehabilitation services commensurate with the pace of their recovery.

Our freestanding rehabilitation hospitals provide services to patients who require intensive inpatient rehabilitative care. Inpatient rehabilitation patients typically experience significant physical disabilities due to various conditions, such as head injury, spinal cord injury, stroke, certain orthopedic problems, and neuromuscular disease. Our freestanding rehabilitation hospitals provide the medical, nursing, therapy, and ancillary services required to comply with local, state, and federal regulations, as well as accreditation standards of the Joint Commission on Accreditation of Healthcare Organizations (JCAHO). The outpatient services offered by our hospital division assist us in managing patients through their post-acute continuum of care. About 70% of inpatient rehabilitation facility patients are covered by Medicare.

Overview of Our Business Units

We currently operate in three business segments: program management services, which consists of two business units — hospital rehabilitation services and contract therapy; freestanding hospitals; and healthcare management consulting. The following table describes the services we offer within these business units.

Business Segments	Description of Service	Benefits to Client
Program Management Services:
Hospital Rehabilitation Services:
Inpatient Acute Rehabilitation Units: Skilled Nursing Units:

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

Outpatient	Outpatient therapy programs for hospital-based and satellite programs (primarily sports and work-related injuries).	Helps bring patients into the client’s facility by providing specialized clinical programs and helps the client compete with freestanding clinics.

Contract Therapy	Rehabilitation services in freestanding skilled nursing, long-term care and assisted living facilities for neurological, orthopedic and other medical conditions.	Affords the client the ability to fulfill the continuing need for therapists on a full-time or part-time basis. Offers the client a better opportunity to improve the quality of the programs.

Freestanding Hospitals: Rehabilitation Hospitals LTACHs

Provide intense interdisciplinary rehabilitation services to patients on an inpatient and outpatient basis.

Provide high-level therapeutic and clinical care to patients with medically complex diagnoses requiring a longer length of stay than 25 days.

Healthcare Management Consulting	Strategic and financial planning, performance improvement, physicians’ services and revenue cycle services for healthcare providers in the United States.	Provides management advisory services and solutions to healthcare provider executives in several key success areas.

Financial information about each of our business segments is contained in Note 18, “Industry Segment Information” to our consolidated financial statements.

The following table summarizes by geographic region in the United States our program management and freestanding hospital locations as of December 31, 2005.

	Acute
	Rehabilitation/
	Skilled	Outpatient	Contract
	Nursing	Therapy	Therapy	Freestanding
Geographic Region	Units	Programs	Programs	Hospitals
Northeast Region	14/1	3	32	0
Southeast Region	23/4	15	60	1
North Central Region	32/2	6	230	0
Mountain Region	5/1	3	55	0
South Central Region	39/0	13	309	4
Western Region	6/10	1	38	0
Puerto Rico	1/0	0	0	0
Total	120/18	41	724	5

Program Management Services

Inpatient

We have developed an effective business model in the prospective payment environment, and we are instrumental in helping our clients achieve favorable outcomes in their inpatient rehabilitation settings.

Acute Rehabilitation. Since 1982, our inpatient division has been the market leader in operating acute rehabilitation units in acute-care hospitals on a contract basis. As of December 31, 2005, we managed inpatient acute rehabilitation units in 120 hospitals for patients with various diagnoses including stroke, orthopedic conditions, arthritis, spinal cord and traumatic brain injuries.

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

Our relationships with hospitals take a number of different forms. Our historical approach is a contractual relationship for management services averaging about three years in duration. We are generally paid by our clients on the basis of a negotiated fee per discharge or per patient day. These contracts are generally subject to termination or renegotiation in the event the hospital experiences a material change in the reimbursement it receives from government or other providers. More recently, we have developed joint venture relationships with acute care hospitals whereby the joint venture owns and/or operates the rehabilitation facilities, and we provide management services to the facility, which include billing, collection, and other facility management services. This new joint venture management business model provides the potential for additional profitability and significantly longer partnerships, but requires additional capital compared to our historical approach.

An acute rehabilitation unit affords the hospital the ability to offer rehabilitation services to patients who might otherwise be discharged to a setting outside the hospital. A unit typically consists of 20 beds and is staffed with a program director, a physician or medical director, and clinical staff, which may include a psychologist, physical and occupational therapists, a speech/language pathologist, a social worker, a case manager and other appropriate support personnel.

Skilled Nursing Units. In 1994, the inpatient division added a skilled nursing service line in response to client requests for management services and our strategic decision to broaden our inpatient services. As of December 31, 2005, we managed 18 inpatient skilled nursing units. The hospital-based skilled nursing unit enables patients to remain in a hospital setting where emergency needs can be met quickly as opposed to being sent to a freestanding skilled nursing facility. These types of units are located within the acute-care hospital and are separately licensed.

We are paid by our skilled nursing clients on a flat monthly fee basis or on the basis of a negotiated fee per patient day pursuant to contracts that are typically for terms of three to five years. The hospital benefits by retaining patients who would be discharged to another setting, capturing additional revenue and utilizing idle space. A skilled nursing unit treats patients who require less intensive levels of rehabilitative care, but who have a greater need for nursing care. Patients’

diagnoses typically require long-term care and are medically complex, covering approximately 60 clinical conditions, including stroke, post-surgical conditions, pulmonary disease, cancer, congestive heart failure, burns and wounds.

Outpatient

In 1993, we began managing outpatient therapy programs that provide therapy services to patients with work-related and sports-related illnesses and injuries. As of December 31, 2005, we managed 41 hospital-based and satellite outpatient therapy programs. An outpatient therapy program complements the hospital’s occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation units and medical/surgical beds. An outpatient therapy program also attracts patients into the hospital and is conducted either on the client hospital’s campus or in satellite locations controlled by the hospital.

We believe our management of outpatient therapy programs delivers increased productivity through our scheduling, protocol and outcome systems, as well as through productivity training for existing staff. We also provide our clients with expertise in compliance and quality assurance. Typically, the program is staffed with a facility director, four to six therapists, and two to four administrative and clerical staff. We are typically paid by our clients on the basis of a negotiated fee per unit of service.

Contract Therapy

In 1997, we added therapy management for freestanding skilled nursing facilities to our service offerings. This program affords the client the opportunity to fulfill its continuing need for therapists on a full-time or part-time basis without the need to hire and retain full-time staff. As of December 31, 2005, we managed 724 contract therapy programs.

Our typical contract therapy client has a 120 bed skilled nursing facility. We manage therapy services, including physical and occupational therapy and speech/language pathology for the skilled nursing facility and in other settings that provide services to the senior population. Our broad base of staffing service offerings — full-time and part-time — can be adjusted at each location according to the facility’s and its patients’ needs.

We are generally paid by our clients on the basis of a negotiated patient per diem rate or a negotiated fee schedule based on the type of service rendered. Typically, our contract therapy program is led by a full-time program director who is also a therapist, and two to four full-time professionals trained in physical, occupational or speech/language therapy.

Freestanding Hospitals

In August 2005, with the acquisition of the assets of MeadowBrook, we began operating two LTACHs and two freestanding rehabilitation hospitals. These facilities treat medically complex patients and patients who require intensive inpatient rehabilitative care. During late 2005, we opened a third freestanding rehabilitation hospital, and we have an additional freestanding rehabilitation hospital under construction which is expected to open in mid 2006.

Additionally, we have an ownership and operational interest in a rehabilitation hospital pursuant to a joint venture relationship with an acute care hospital. This type of relationship provides the potential for additional profitability and significantly longer partnerships, but requires additional capital compared to our historical approach.

We receive reimbursement for our services principally from Medicare and third party managed care payors. Our facilities range in size from 24 to 70 licensed beds.

Strategy

Our operations are guided by a defined strategy aimed at advancing the profitability and growth of our company and the delivery of high quality therapy services to our patients. The focal point of that strategy is the development of clinically integrated post acute continuums of care in geographic regions throughout the United States whereby we provide services in a full spectrum of post acute patient settings. We plan to execute this strategy through acquisitions, joint ownership arrangements with market leading healthcare providers and by aggressively pursuing additional program management opportunities.

Government Regulation

Overview. The healthcare industry is required to comply with many complex federal and state laws and regulations and is subject to regulation by a number of federal, state and local governmental agencies, including those that administer the Medicare and Medicaid programs, those responsible for the licensure of healthcare providers and facilities, and those responsible for administering and approving health facility construction, new services and high-cost equipment purchasing. The healthcare industry is also affected by federal, state and local policies developed to regulate the manner in which healthcare is provided, administered and paid for nationally and locally.

Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. As a result, the healthcare industry is sensitive to legislative and regulatory changes and is affected by reductions and limitations in healthcare spending as well as changing federal, state, and employer healthcare policies. Moreover, our business is impacted not only by those laws and regulations that are directly applicable to us, but also by certain other laws and regulations that are applicable to our hospital, skilled nursing facility and other clients.

If we fail to comply with the laws and regulations applicable to our business, we could suffer civil damages or penalties, criminal penalties, and/or be excluded from contracting with providers participating in Medicare, Medicaid and other federal and state healthcare programs. Likewise, if our hospital, skilled nursing facility and/or other clients fail to comply with the laws and regulations applicable to their businesses, they also could suffer civil damages or penalties, criminal penalties and/or be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs. In either event, such consequences could either directly or indirectly have an adverse impact on our business.

Facility Licensure, Medicare Certification, and Certificate of Need. Our clients are required to comply with state facility licensure, federal Medicare certification, and certificate of need laws in certain states that are not generally applicable to our program management business. Our freestanding hospital facilities, however, are subject to these requirements.

Generally, facility licensure and Medicare certification follow specific standards and requirements. Compliance is monitored by various mechanisms, including periodic written reports and on-site inspections by representatives of relevant government agencies. Loss of licensure or Medicare certification by a healthcare facility with which we have a contract would likely result in termination of that contract. Loss of licensure or Medicare certification in any of our freestanding hospitals would result in a material adverse impact to the revenues and profitability of the affected unit until such time that the re-certification process is completed.

A few states require that healthcare facilities obtain state permission prior to entering into contracts for the management of their services. Some states also require that healthcare facilities obtain state permission in the form of a certificate of need prior to constructing or modifying their space, purchasing high-cost medical equipment, or adding new healthcare services. If a certificate of need is required, the process may take up to 12 months or more, depending on the state. The certificate of need application may be denied if contested by a competitor or if the new facility or service is deemed unnecessary by the state reviewing agency. A certificate of need is usually issued for a specified maximum expenditure and requires implementation of the proposed improvement or new service within a specified period of time. If we or our client are unable to obtain a certificate of need, we may not be able to implement a contract to provide therapy services or open a new freestanding specialty hospital.

Professional Licensure and Corporate Practice. Many of the healthcare professionals employed or engaged by us are required to be individually licensed or certified under the applicable state laws. We take steps to ensure that our licensed healthcare professionals possess all necessary licenses and certifications, and we believe that our employees and independent contractors comply with all applicable state laws.

In some states, for profit corporations are restricted from practicing therapy through the direct employment of therapists. In order to comply with the restrictions imposed in such states, we contract to obtain therapy services from entities permitted to employ therapists.

Reimbursement. Federal and state laws and regulations establish payment methodologies and mechanisms for healthcare services covered by Medicare, Medicaid and other government healthcare programs.

Medicare pays acute-care hospitals for most inpatient hospital services under a payment system known as the prospective payment system (“PPS”). Under this system, acute-care hospitals are paid a specific amount toward their operating costs based on the diagnosis-related group to which each Medicare patient is assigned, regardless of the amount of services provided to the patient or the length of the patient’s hospital stay. The amount of reimbursement assigned to each diagnosis-related group is established prospectively by the Centers for Medicare and Medicaid Services (“CMS”), an agency of the Department of Health and Human Services.

For certain Medicare beneficiaries who have unusually costly hospital stays, CMS will provide additional payments above those specified for the diagnosis-related group. Under a prospective payment system, a hospital may keep the difference between its diagnosis-related group payment and its operating costs incurred in furnishing inpatient services, but is at risk for any operating costs that exceed the applicable diagnosis-related group payment rate. As a result, hospitals have an incentive to discharge Medicare patients as soon as it is clinically appropriate.

The prospective payment system for inpatient rehabilitation facilities and acute rehabilitation units is similar to the diagnosis-related group payment system used for acute-care hospital services but uses a case-mix group rather than a diagnosis-related group. Each patient is assigned to a case-mix group based on clinical characteristics and expected resource needs as a result of information reported on a “patient assessment instrument” which is completed upon patient admission and discharge. Under the prospective payment system, an inpatient rehabilitation facility may keep the difference between its case-mix group payment and its operating costs incurred in furnishing patient services, but is at risk for operating costs that exceed the applicable case-mix group payment.

We believe that the prospective payment system for inpatient rehabilitation facilities favors low-cost, efficient providers, and that our efficiencies gained through economies of scale and our focus on cost management position us well in the current reimbursement environment.

LTACHs were exempt from acute care PPS and received Medicare reimbursement on the basis of reasonable costs subject to certain limits. However, this cost-based reimbursement is transitioning to a PPS system over a 5-year period which began for 12-month periods beginning on or after October 1, 2002. Providers were given the option to transition into the full LTACH-PPS by receiving 100% of the federal payment rate at any time through the transition period. We have elected to receive the full federal payment rate for all of our LTACHs. Under the new LTACH-PPS system, Medicare will classify patients into distinct diagnostic groups (“LTC-DRGs”) based upon specific clinical characteristics and expected resource needs.

Skilled nursing facilities and units are also subject to a prospective payment system based on resource utilization group classifications. This was targeted to reduce government spending on skilled nursing services.

Medicare reimbursement for outpatient rehabilitation services is based on the lesser of the provider’s actual charge for such services or the applicable Medicare physician fee schedule amount established by CMS. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a skilled nursing facility, an assisted living facility, a physician’s office, or the office of a therapist in private practice.

75% Rule

On April 30, 2004, CMS announced a final rule revising criteria for classifying hospitals as inpatient rehabilitation facilities. We know this rule as the “75% Rule.” The 75% Rule became effective for cost reporting periods beginning on or after July 1, 2004. The rule provides for a three-year transition period with increasing percentages of the total patient population that will be required to have one of the qualifying medical conditions. As originally promulgated, the 75% Rule provided for an annual phase-in of 50%, 60%, 65% and finally 75% after July 1, 2007.

The 75% Rule is designed to manage the types of rehabilitation patients cared for in the acute rehabilitation unit and to save money for the program. As the transition progresses toward the ultimate goal of 75%/25% there is an increasing risk to acute rehabilitation units that patients requiring medically necessary rehabilitation therapy will nevertheless need to be turned away in order for the unit to comply with the rule. This in turn may result in reduced revenues for the unit. The impact of the rule on any one unit depends upon its patient mix, referral patterns, clinical programs, subsequent instructions from CMS and fiscal intermediaries interpreting the rule and other factors. Steps that acute rehabilitation units can take to mitigate the impact of the rule include: clinical education and training to enhance capability of staff to provide care for patients with more complex medical conditions; new referral sources to support compliance; market models of care that foster movement of patients to the most clinically appropriate and cost effective setting; and bed expansions in units where appropriate.

Under the provisions of the Deficit Reduction Act of 2005 (“the DRA”), signed into law by the President on February 8, 2006, the full implementation of the 75% Rule has been delayed by a year and the currently prevailing 60% level has been extended for another year until June 2007.

Medicare Part B Therapy Caps

As of January 1, 2006, certain caps on the reimbursement for therapy services provided to Medicare Part B patients came into effect. Under the provisions of the DRA, an annual cap of $1,740 for occupational therapy and an annual combined cap of $1,740 for physical and speech therapy were instituted. The DRA provides that certain patients may qualify for an exception from the caps in order that they might continue to receive rehabilitation therapy that is medically necessary. On February 15, 2006, CMS issued a fact sheet describing how CMS’s claims processing contractors will implement the exception process. According to the fact sheet, patients with any one of 26 different diagnoses will qualify, based on medical necessity, for an automatic exception from the caps. In addition, certain patients with clinical complexities may also qualify for an automatic exception from the caps. Patients that do not otherwise qualify for an automatic exception may seek a so-called manual exception based on medical necessity. In those situations, the provider or supplier must submit a written request to the claims processing contractor in order to obtain authority to provide up to an additional 15 therapy days. Those requests will be deemed approved if not rejected within 10 business days.

LTACH Reimbursement

On May 6, 2005, CMS published a final rule regarding LTACH-PPS rate updates and policy changes effective for discharges on or after July 1, 2005. The final rule increases LTACH-PPS standard payment rates by 3.4% and adopts revised labor market area definitions based on the Core-Based Statistical Areas designated by the Office of Management and Budget using 2000 census data. The final rule also lowers the eligibility threshold for hospitals to qualify for outlier payments. On August 12, 2005, CMS published its final rule establishing the fiscal year 2006 acute care PPS that will impact LTACH relative weights and LTC-DRG assignments for the period October 1, 2005 through September 30, 2006.

On January 19, 2006, CMS issued their proposed rule for LTACHs for rate year 2007. The proposed rule included a number of changes that would have a negative impact on reimbursement including:

•	no increase to the base rate for rate year 2007;
•	changes in the short stay outlier payment methodology;
•	increase in high cost outlier threshold from $10,501 to $18,489; and
•	elimination of the surgical DRG exception from the 72-hour interrupted stay rule.

The proposed rule is in a 60-day comment period and we are supportive of industry lobbying efforts seeking changes to the proposed rule; however, there can be no assurance that the lobbying efforts will be successful.

The 75% Rule, Part B therapy caps and the LTACH reimbursement rule changes will all create challenges for our operations. We are developing mitigation strategies in each of our divisions to reduce any negative impacts on revenue and profitability.

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

The final rule that adopts the standard for unique health identifiers for healthcare providers was published on January 23, 2004. Healthcare providers were allowed to begin applying for national provider identifiers on the effective date of the final rule, which was May 23, 2005. Healthcare providers covered by the Act must obtain and use provider identifiers by the compliance date of May 23, 2007.

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

The anti-kickback statute is susceptible to broad interpretation and potentially covers many conventional and otherwise legitimate business arrangements. Violations can lead to significant criminal and civil penalties, including fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment, or exclusion from participation in Medicare, Medicaid, and other government healthcare programs. The Office of the Inspector General of the Department of Health and Human Services has published regulations that identify a limited number of specific business practices that fall within safe harbors guaranteed not to violate the anti-kickback statute. While many of our business relationships fall outside of the published safe harbors, conformity with the safe harbors is not mandatory and failure to meet all of the requirements of an applicable safe harbor does not by itself make conduct illegal.

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

Anti-Referral Laws. The federal Stark law generally provides that, if a physician or a member of a physician’s immediate family has a financial relationship with a designated healthcare service entity, the physician may not make referrals to that entity for the furnishing of designated health services covered under Medicare or Medicaid unless one of several specific exceptions applies. For purposes of the Stark law, a financial relationship with a healthcare entity includes an ownership or investment interest in that entity or a compensation relationship with that entity. Designated health services include physical and occupational therapy services, durable medical equipment, home health services, and inpatient and outpatient hospital services. The Centers for Medicare and Medicaid Services have promulgated regulations interpreting the Stark law and, in instances where the Stark law applies to our activities, we have instituted policies which set standards intended to prevent violations of the Stark law.

The federal government will make no payment for designated health services provided in violation of the Stark law. In addition, sanctions for violating the Stark law include civil monetary penalties of up to $15,000 per prohibited service provided and exclusion from any federal, state, or other government healthcare programs. There are no criminal penalties for violation of the Stark law.

A number of states have in place statutes and regulations that prohibit the same general types of conduct as that prohibited by the federal Stark law described above. Some states’ Stark laws apply only to goods and services covered by Medicaid. Other states’ Stark laws apply to certain designated healthcare goods and services, regardless of whether the source of payment is a governmental or private payor.

Corporate Compliance Program. In recognition of the importance of achieving and maintaining regulatory compliance and establishing a culture of ethical conduct, we have a corporate compliance program that defines general standards of conduct and procedures that promote compliance with business ethics, regulations, law and accreditation standards. We have compliance standards and procedures to be followed by our employees that are designed to reduce the prospect of criminal conduct and to encourage the practice of ethical behavior. We have designed systems for the reporting of potential wrongdoing, intentional or unintentional, through various means including a toll-free hotline whereby individuals may report anonymously. We have a system of auditing and monitoring to detect potentially criminal acts as well as to assist us in determining the training needs of our employees.

A key element of our compliance program is ongoing communication and training of employees so that it becomes a part of our day-to-day business operations. A compliance committee consisting of three independent members of our board of directors has been established to oversee implementation and ongoing operations of our compliance program, to enforce our compliance program through appropriate disciplinary mechanisms and to ensure that all reasonable steps are taken to respond to an offense and to prevent further similar offenses. Our compliance officer has direct access to the board of directors and training efforts include members of the board. We believe our operations are conducted in substantial compliance with all applicable laws, rules, regulations, and internal company policies and guidelines.

Competition

Our program management business competes with companies that may offer one or more of the same services. The fundamental challenge in this line of business is convincing our potential clients, primarily hospitals and skilled nursing facilities, that we can provide quality rehabilitation services more efficiently than they can themselves. Among our principal competitive advantages are our scale, our reputation for quality, cost effectiveness, a proprietary outcomes management system, innovation and price, technology systems, and the location of programs within our clients’ facilities.

Our freestanding hospitals compete primarily with acute rehabilitation units and skilled nursing units within acute care hospitals located in our respective markets. In addition, we face competition from large privately held and publicly held companies such as HealthSouth Corporation, Select Medical Corporation and Kindred Healthcare, Inc.

We rely on our ability to attract, develop and retain therapists and program management personnel. We compete for these professionals with other healthcare companies, as well as actual and potential clients, some of whom seek to fill positions with either regular or temporary employees.

Employees

As of December 31, 2005, we had approximately 10,900 employees, approximately 4,700 of whom were full-time employees, including approximately 3,800 employees in our program management business and 470 employees in our freestanding hospitals. The physicians who are the medical directors in our acute rehabilitation units are independent contractors and not our employees. None of our employees is subject to a collective bargaining agreement.

Non-Audit Services Performed by Independent Accountants

Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934 and Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our audit committee to be performed by KPMG LLP, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the year ended December 31, 2005, our audit committee pre-approved non-audit services related to tax compliance and advisory services performed by KPMG.

Web Site Access to Reports

Our Form 10-K, Form 10-Qs, definitive proxy statements, Form 8-Ks, and any amendments to those reports are made available free of charge on our web site at www.rehabcare.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

Our business involves a number of risks, some of which are beyond our control. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not currently know about, or that we currently believe to be immaterial, may also adversely affect our business.

Our operations may deteriorate if we are unable to continue to attract, develop and retain our operational personnel.

Our success is dependent on the performance of our operational personnel, especially those individuals who are responsible for operating the inpatient units, outpatient programs and contract therapy relationships in our program management business and our freestanding specialty hospitals. In particular, we rely significantly on our ability to attract, develop and retain qualified recruiters, area managers, program managers, regional managers and hospital administrators. The available pool of individuals who meet our qualifications for these positions is limited. In addition, we commit substantial resources to the training, development and support of these individuals. We may not be able to continue to attract and develop qualified people to fill these essential positions and we may not be able to retain them once they are employed.

Shortages of qualified therapists and other healthcare personnel could increase our operating costs and negatively impact our business.

Our operations are dependent on the efforts, abilities, and experience of our management and medical support personnel, such as physical therapists and other healthcare professionals. We rely significantly on our ability to attract, develop and retain therapists and other healthcare personnel who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our business. In some markets, the availability of physical therapists and other medical support personnel has become a significant operating issue to healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to hire more expensive temporary personnel. We must continually evaluate, train and upgrade our employee base to keep pace with clients' needs. If we are unable to attract and retain qualified healthcare personnel, the quality of our services may decline and we may lose customers.

Fluctuations in census levels and patient visits may adversely affect the revenues and profitability of our businesses.

The profitability of our program management business is directly affected by the census levels, or the number of patients per unit, in the inpatient programs that we manage and the number of visits in the outpatient programs that we manage. The profitability of our freestanding hospitals business is also directly affected by the census levels at each of our hospitals. Reduction in census levels or patient visits within facilities, units or programs that we own or manage may negatively affect our revenues and profitability.

If there are changes in the rates or methods of government reimbursements of our clients for the rehabilitation services managed by us, our program management services’ clients could attempt to renegotiate our contracts with them, which may reduce our revenues.

In our program management business, we are directly reimbursed for only a small fraction of the services we provide or manage through government reimbursement programs, such as Medicare and Medicaid. However, changes in the rates of or conditions for government reimbursement, including policies related to Medicare and Medicaid, could substantially reduce the amounts reimbursed to our clients for physical rehabilitation services performed in the programs managed by us and, in turn, our clients may attempt to renegotiate the terms which may reduce revenues under our contracts.

In addition, Medicaid reimbursement is a significant revenue source for nursing homes and other long-term care facilities for which contract therapy services are provided. Medicaid is a joint federal/state reimbursement program administered by states in accordance with Title XIX of the Social Security Act. Medicaid certification and reimbursement varies on a state-by-state basis. Reductions in Medicaid reimbursement could negatively impact nursing homes and long-term care facilities, which in turn could adversely affect our contract therapy business. Failure of nursing homes or long-term care providers with which we contract to comply with the various states' Medicaid participation requirements similarly could adversely affect our contract therapy business.

If there are changes in the rate or methods of government reimbursement for services provided by our freestanding hospitals, the profitability of those hospitals may be adversely affected.

In our freestanding hospitals business, we are directly reimbursed for a significant portion of the services we provide through government reimbursement programs, such as Medicare. Changes in the rates of or conditions for government reimbursement could substantially reduce the amounts reimbursed to our facilities and in turn could adversely affect the profitability of our business.

We conduct business in a heavily regulated healthcare industry and changes in regulations or violations of regulations may result in increased costs or sanctions that reduce our revenue and profitability.

The healthcare industry is subject to extensive federal and state laws and regulations related to:

•	facility and professional licensure;
•	conduct of operations;
•	certain clinical procedures;
•	addition of facilities and services, including certificates of need; and
•	payment for services.

Both federal and state government agencies are increasing coordinated civil and criminal enforcement efforts related to the healthcare industry. In addition, laws and regulations related to the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of those laws. Medicare and Medicaid antifraud and abuse provisions, known as the "anti-kickback statute," prohibit specified business practices and relationships related to items or services reimbursable under Medicare, Medicaid and other government healthcare programs, including the payment or receipt of remuneration to induce or arrange for referral of patients or recommendation for the provision of items or services covered by Medicare or Medicaid or any other federal or state healthcare program. Various federal laws prohibit the submission of false or fraudulent claims, including claims to obtain reimbursement under Medicare, Medicaid and other government healthcare programs. Although we have implemented a program to assure compliance with these regulations as they become effective, different interpretations or enforcement of these laws and regulations in the future could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, operating expenses or the manner in which we conduct our business. If we fail to comply with the extensive laws and government regulations, we or our clients could lose reimbursements or suffer civil or criminal penalties, which could result in cancellation of our contracts and a decrease in revenues. Beyond these healthcare industry-specific regulatory risks, we are also subject to all of the same federal, state, and local rules and regulations that apply to other publicly traded companies and large employers. We are subject to a myriad of federal, state, and local laws regulating, for example, the issuance of securities, employee rights and benefits, workers compensation and safety, and many other activities attendant with our business. Failure to comply with such regulations, even if unintentional, could materially impact our financial results.

If our long-term acute care hospitals fail to maintain their certification as long-term acute care hospitals, our profitability may decline.

As of December 31, 2005, two of our five freestanding specialty hospitals were certified by Medicare as long-term acute care hospitals. If our long-term acute care hospitals fail to meet or maintain the standards for certification as long-term acute care hospitals, such as average minimum length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would likely result in our long-term acute care hospitals receiving less Medicare reimbursement than they currently receive for their patient services. If our long-term acute care hospitals were to be subject to payment as general acute care hospitals, our profit margins would likely decrease.

We operate in a highly competitive and fragmented market and our success depends on our ability to demonstrate that we offer a more efficient solution to our customers’ rehabilitation program objectives.

Competition for our program management business is highly fragmented and dispersed. Hospitals, nursing homes and other long-term care facilities that do not choose to outsource their acute rehabilitation and skilled nursing units, outpatient therapy programs and contract therapy services are the primary competitors with our program management business. The fundamental challenge in our program management business is convincing our potential clients, primarily hospitals, nursing homes and other long-term care facilities, that we can provide rehabilitation services more efficiently than they can themselves. The inpatient units and outpatient programs that we manage are in highly competitive markets and compete for patients with other hospitals, nursing homes and long-term care facilities, as well as other public companies such as HealthSouth Corporation. Some of these competitors may have greater name recognition and longer operating histories in the market than the unit or program that we manage and their managers may have stronger relationships with physicians in the communities that they serve. All of these factors could give our competitors an advantage for patient referrals.

We may face difficulties integrating recent and future acquisitions into our operations, and our acquisitions may be unsuccessful, involve significant cash expenditures, or expose us to unforeseen liabilities.

We expect to continue pursuing acquisitions and joint ownership arrangements, each of which involve numerous risks, including:

•	difficulties integrating acquired personnel and distinct cultures into our business;
•	incomplete due diligence or misunderstanding as to the target company’s liabilities or future prospects;
•	diversion of management attention and capital resources from existing operations;

•	short term (or longer lasting) dilution in the value of our shares;
•	over paying for a target company due to incorrect analysis or because of competition from other companies for the same target;
•	potential loss of key employees or customers of acquired companies; and
•	assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

These acquisitions and joint ownership arrangements may also result in significant cash expenditures, incurrence of debt, impairment of goodwill and other intangible assets and other expenses that could have a material adverse effect on our financial condition and results of operations. Any acquisition or joint ownership arrangement may ultimately have a negative impact on our business and financial condition.

Competition may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations.

We have historically faced competition in acquiring companies complimentary to our lines of business. Our competitors may acquire or seek to acquire many of the companies that would be suitable candidates for acquisition by us. This could limit our ability to grow by acquisitions or make the cost of acquisitions higher and less accretive to us.

Our unconsolidated subsidiaries may continue to incur operating losses.

At December 31, 2005, we held minority equity investments in InteliStaf Holdings, Inc. and Howard Regional Specialty Care, LLC. At that date, the carrying values of these investments were approximately $2.8 million and $3.5 million, respectively. Under accounting rules, we do not consolidate the financial condition and results of operations of these businesses, but instead account for our investments in these businesses under the equity method of accounting, which requires us to record our share of the subsidiaries’ earnings or losses in our statement of earnings. In recent periods, these businesses have incurred losses, and in the case of InteliStaf, we incurred a significant charge in 2005 to write down the value of our investment. If our unconsolidated subsidiaries continue to incur losses, we do not believe such losses would have a material effect on our consolidated financial position; however, they could have a material effect on our results of operations in a particular quarter or fiscal year.

Significant legal actions could subject us to substantial uninsured liabilities.

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, fraud, or related legal theories. Many of these actions involve complex claims that can be extraordinarily broad given the scope of our operations. They may also entail significant defense costs. To protect us from the cost of these claims, we maintain professional malpractice liability insurance, general liability insurance, and employment practices liability coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities.

Our success is dependent on retention of our key officers.

Our future success depends in significant part on the continued service of our key officers. Competition for these individuals is intense and there can be no assurance that we will retain our key officers or that we can attract or retain other highly qualified executives in the future. The loss of any of our key officers could have a material adverse effect on our business, operating results, financial condition or prospects.

We are dependent on the proper functioning and availability of our information systems.

We are dependent on the proper functioning and availability of our information systems in operating our business. Our information systems are protected through physical and software safeguards. However, they are still vulnerable to facility infrastructure failure, fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have full redundancy for all of our computer and telecommunications facilities and do not maintain a back-up computing facility. Our business interruption insurance may be inadequate to protect us in the event of a catastrophe. We also retain confidential patient information in our database. It is critical that our facilities and infrastructure remain secure and are perceived by clients as secure. A material security breach could damage our reputation or result in liability to us. Despite the implementation of security measures, we may be vulnerable to losses associated with the improper functioning or unavailability of our information systems.

We may have future capital needs and any future issuances of equity securities may result in dilution of the value of our common stock.

We anticipate that the amounts generated internally together with amounts available under our revolving credit facility will be sufficient to implement our business plan for the foreseeable future, subject to additional needs that may arise if a substantial acquisition or other growth opportunity becomes available. We may need additional capital if unexpected events occur or opportunities arise. We may obtain additional capital through the public or private sale of debt or equity securities. If we sell equity securities, the value of our common stock could experience dilution. Furthermore, these securities could have rights, preferences and privileges more favorable than those of the common stock. We cannot be assured that additional capital will be available, or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures.

Natural disasters, including earthquakes, hurricanes, fires and floods, could severely damage or interrupt our systems and operations and result in a material adverse effect on our business, financial condition and results of operations.

Natural disasters such as fire, flood, earthquake, hurricane, tornado, power loss, virus, telecommunications failure, break-in or similar event could severely damage or interrupt our systems and operations, result in loss of data, and/or delay or impair our ability to service our clients and patients. We have in place a disaster recovery plan which is intended to provide us with the ability to maintain fully redundant systems for our operations in the event of a natural disaster utilizing various alternate sites provided by a national disaster recovery vendor. However, there can be no assurance that such adverse effects will not occur in the event of a disaster. There can also be no assurance that our disaster recovery plan will prevent damage or interruption of our systems and operations if a natural disaster were to occur. Any such disaster or similar event could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease approximately 75,000 square feet of executive office space in St. Louis, Missouri under a lease that expires at the end of September 2007. In addition to the monthly rental cost, we are also responsible for a share of certain other facility charges and specified increases in operating costs.

Our freestanding hospitals lease the facilities that support their operations and administrative functions. Information with respect to these leases as of December 31, 2005 is set forth below:

	Approximate	Lease
Location	Square Footage	Expiration

West Gables, FL	60,000	2017
Tulsa, OK	58,000	2017
Lafayette, LA	53,000	2017
Webster, TX	53,000	2017
Amarillo, TX	40,000	2020
Arlington, TX	18,000	2018
Lafayette, LA	9,000	2009
Birmingham, AL	6,000	2009

Separately, our program management and healthcare management consulting businesses lease the following space, which is used for offices and/or therapy units:

	Approximate	Lease
Location	Square Footage	Expiration

Salt Lake City, UT	16,000	2012
Shreveport, LA	8,000	2011
Anaheim, CA	8,000	2007
Salt Lake City, UT	5,000	2006
Austin, TX	2,000	2008
Wheatridge, CO	2,000	2007

We also lease several additional locations each with less than 2,000 square feet of space.

ITEM 3.	LEGAL PROCEEDINGS

In April 2005, the Office of Inspector General, U.S. Department of Health and Human Services, issued a subpoena duces tecum with respect to the investigation of False Claim Act allegations relating to the billing practices of certain of our employees and former employees providing therapy services at our clients’ skilled nursing and long-term care facilities. We are fully cooperating with the government and are in the process of turning over the required information in response to the subpoena.

In July 2003, the former medical director and a former physical therapist at an acute rehabilitation unit that we previously operated filed a civil action against us and our former client hospital, Baxter County Regional Hospital, in the United States District Court for the Eastern District of Arkansas. The relator/plaintiffs seek back pay, civil penalties, treble damages and special damages from us and Baxter under the qui tam and whistleblower provisions of the False Claims Act. The allegations contained in the original civil complaint related to the proper classification of rehabilitation diagnoses of patients treated at the acute rehabilitation unit managed by us between 1997 and 2001. We have agreed to indemnify Baxter for all fees and expenses on all counts arising out of the original complaint except for the whistleblower count filed by the physical therapist, who was an employee of Baxter. The plaintiffs had filed the action under seal in August 2000. The United States Department of Justice, after investigating the allegations, declined to intervene. In June 2003, the seal was lifted and the relator/plaintiffs have proceeded with their case. In June 2005, the relator/plaintiffs filed an amended complaint to include an additional allegation regarding CMS’s reporting requirements with respect to medical/surgical patients occupying beds located within a distinct part acute rehabilitation unit. We are aggressively defending the case and anticipate that it will be presented to the court for summary adjudication during the second quarter of 2006.

Lawsuits against us were filed by certain former StarMed on-call, recruiting and staffing coordinators, and employees in other job classifications seeking overtime compensation and related damages under both federal and state law. The cases were consolidated for pre-trial purposes in the United States District Court for the Central District of California. The plaintiffs sought to bring collective or class action proceedings on behalf of all similarly situated StarMed employees. In January 2005, the court granted plaintiffs' motion to send notices of collective action to all former StarMed employees in the covered job classifications, while denying plaintiffs' request to proceed as a class action under the California state law claims. The notices of collective action were mailed to each person approved by the court. Approximately 195 of those persons receiving notices elected to opt-in to the collective action. On March 6, 2006, while the cases were in an advanced stage of pre-trial discovery, we and the plaintiffs reached an agreement to settle the cases. A charge related to the settlement has been recorded in corporate selling, general and administrative expenses on our statement of earnings for the year ended December 31, 2005.

In addition to the above matters, we are a party to a number of other claims and lawsuits, as both plaintiff and defendant. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. We do not believe that any liability resulting from any of the above matters, after taking into consideration our insurance coverage and amounts already provided for, will have a material effect on our consolidated financial position or overall liquidity; provided, however, such matters, or the expense of prosecuting or defending them, could have a material effect on cash flows and results of operations in a particular quarter or fiscal year as they develop or as new issues are identified.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

Information concerning our Common Stock is included under the heading “Stock Data” in our Annual Report to Stockholders for the year ended December 31, 2005 and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

Our Six-Year Financial Summary is included in our Annual Report to Stockholders for the year ended December 31, 2005 and is incorporated herein by reference.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Prior to acquiring the assets of MeadowBrook, we operated in two business segments that were managed separately based on fundamental differences in operations: program management services and healthcare management consulting. Program management includes hospital rehabilitation services (including inpatient acute rehabilitation and skilled nursing units and outpatient therapy programs) and contract therapy programs. On August 1, 2005, with the acquisition of the MeadowBrook assets, we added a new segment: freestanding hospitals. The new segment currently operates three freestanding acute rehabilitation hospitals located in Florida and Texas and two long-term acute care hospitals ("LTACHs") located in Oklahoma and Louisiana. We also previously operated a healthcare staffing segment prior to selling that business on February 2, 2004.

Year Ended December 31,
2005	2004	2003
(in thousands)

Revenues:
Program management:
Contract therapy	$232,193	$171,339	$130,847
Hospital rehabilitation services	189,832	190,731	185,831
Program management total	422,025	362,070	316,678
Freestanding hospitals (1)	21,706	—	—
Healthcare management consulting	10,891	5,367	—
Healthcare staffing	—	16,727	223,952
Less intercompany revenues (2)	(356)	(318)	(1,308)
Total	$454,266	$383,846	$539,322

Operating Earnings (Loss):
Program management:
Contract therapy	$12,661	$10,208	$5,836
Hospital rehabilitation services (3)	22,538	33,065	33,557
Program management total	35,199	43,273	39,393
Freestanding hospitals (1)	(654)	—	—
Healthcare management consulting	(58)	224	—
Healthcare staffing (4)	—	(78)	(52,503)
Unallocated corporate selling, general and administrative expenses (5)	(1,220)	—	—
Restructuring charge	—	(1,615)	(1,286)
Total	$33,267	$41,804	$(14,396)

(1)

Represents operating revenues and operating profits generated by the freestanding hospital segment which was formed on August 1, 2005 with acquisition of substantially all of the operating assets of MeadowBrook Healthcare.

(2)	Intercompany revenues represent sales of services, at market rates, between our operating divisions.
(3)	The 2005 operating earnings of hospital rehabilitation services contain a $4.2 million impairment loss on certain separately identifiable intangible assets.
(4)

The 2004 operating loss for healthcare staffing contains a $485,000 gain realized on the sale of the business on February 2, 2004. The 2003 operating loss for healthcare staffing contains a $43.6 million loss to state net assets and liabilities held for sale at their fair value less estimated costs to sell.

(5)

Represents certain expenses associated with the indemnification of pre-sale liabilities, related to our former StarMed staffing business, in excess of the amount accrued upon the sale of the business on February 2, 2004.

Sources of Revenue

In our program management segment, we derive substantially all of our revenues from fees paid directly by healthcare providers rather than through payment or reimbursement by government or other third-party payors. Our inpatient and outpatient therapy programs are typically provided through agreements with hospital clients with three to five-year terms. Our contract therapy services are typically provided under one to two year agreements primarily with hospitals and skilled nursing facilities. In our freestanding hospital segment we derive substantially all of our revenues from fees for patient care services, which are usually paid for or reimbursed by Medicare and Medicaid or third party managed care programs.

Results of Operations

The following table sets forth the percentage that selected items in the consolidated statements of earnings bear to operating revenues for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Operating revenues	100.0%	100.0%	100.0%
Cost and expenses:
Operating	75.6	71.7	75.8
Selling, general and administrative:
Divisions	7.9	8.5	12.1
Corporate	6.0	6.4	4.9
Impairment of intangible assets	0.9	—	—
Restructuring charge	—	0.4	0.2
Loss on assets held for sale	—	—	8.1
Depreciation and amortization	2.3	2.2	1.6
Gain on sale of business	—	(0.1)	—
Operating earnings (loss)	7.3	10.9	(2.7)
Other expense, net	—	(0.2)	(0.1)
Earnings (loss) before income taxes and equity in net loss of affiliates	7.3	10.7	(2.8)
Income tax expense (benefit)	2.9	4.5	(0.3)
Equity in net loss of affiliates	(8.1)	(0.2)	—
Net earnings (loss)	(3.7)%	6.0%	(2.5)%

Twelve Months Ended December 31, 2005 Compared to Twelve Months Ended December 31, 2004

Revenues
	2005	2004	% Change
	(dollars in thousands)

Contract therapy	$232,193	$171,339	35.5%
Hospital rehabilitation services	189,832	190,731	(0.5)
Freestanding hospitals	21,706	—	N/A
Healthcare management consulting	10,891	5,367	102.9
Healthcare staffing	—	16,727	(100.0)
Less intercompany revenues	(356)	(318)	11.9
Consolidated revenues	$454,266	$383,846	18.3%

The increase in consolidated operating revenues from 2004 to 2005 is primarily attributable to the growth in our contract therapy business resulting both from organic growth and targeted acquisitions and revenues from the new freestanding hospitals segment which was formed in August 2005 with the acquisition of substantially all of the operating assets of MeadowBrook Healthcare, Inc.

Contract Therapy. Contract therapy revenues grew significantly in 2005 as compared to 2004. A portion of this revenue increase, $16.1 million, is attributable to the acquisitions of CPR Therapies in February 2004 and Cornerstone Rehabilitation in December 2004. In addition to the revenues from the acquisitions, continued success of the division’s sales efforts and same store revenue growth of 8.4% were driving forces behind the overall revenue growth. However, much of the same store growth was attributable to overall increases in Medicare Part A patient services, which generate lower than average profit margins. The average revenue per location increased 6.4% year-over-year due primarily to the same store growth mentioned above, which was partially offset by the smaller average size of the program locations purchased in the acquisitions mentioned above.

Hospital Rehabilitation Services. Hospital rehabilitation services operating revenues declined by $0.9 million or 0.5% in 2005 as a $4.4 million decline in inpatient revenues was only partially offset by a $3.5 million increase in outpatient revenues. Overall inpatient same-store discharges fell 1.8%, primarily due to the continued implementation of the 75% Rule. Inpatient same-store revenues fell 2.7%, as pricing pressures compounded the impact of the 75% Rule. The average number of inpatient units managed in 2005 increased 1.8% from fiscal year 2004; however, new openings did not generate sufficient revenue to offset the impact of closing larger mature facilities. In particular, revenue from units associated with the March 1, 2004 acquisition of VitalCare fell $1.9 million in 2005, primarily due to a significant number of contract terminations. The average number of outpatient units managed in 2005 increased 0.6% from 2004. Higher revenues per unit of service offset a 2.7% decline in the number of outpatient same store visits. Average outpatient revenue per location grew 7.2% as units opened since the middle of 2004 have been generally larger than units closed over the same time period.

Freestanding Hospitals. Freestanding hospital revenues were $21.7 million in 2005. Our acquisition of the assets of MeadowBrook was completed on August 1, 2005; therefore, only five months of MeadowBrook's operating revenues are included in our financial statements for 2005. Revenues for the period were negatively impacted by lower than expected patient census as efforts to reestablish referral networks and renegotiate key managed care contracts after the acquisition took longer than anticipated.

Cost and Expenses
		% of		% of
	2005	Revenue	2004	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$343,230	75.6%	$275,242	71.7%
Division selling, general and administrative	35,852	7.9	32,499	8.5
Corporate selling, general and administrative (1)	27,051	6.0	24,615	6.4
Impairment of intangible assets	4,211	0.9	—	—
Restructuring charge	—	—	1,615	0.4
Depreciation and amortization	10,655	2.3	8,556	2.2
Gain on sale of business	—	—	(485)	(0.1)
Total costs and expenses	$420,999	92.7%	$342,042	89.1%

(1)

In 2005, certain expenses associated with the indemnification of pre-sale liabilities related to our former StarMed staffing business, in excess of the amount accrued upon the sale of the business on February 2, 2004, have not been allocated against our current business segments’ operating profits. See the following table for detail of costs and expenses by business segment.

Operating expenses increased as a percentage of revenues due to increased operating costs in contract therapy and hospital rehabilitation services as discussed in more detail below and due to the overall shift in mix to more contract therapy business, which tends to have lower operating margins. The decrease in division selling, general and administrative costs as a percentage of revenues resulted primarily from the contract therapy division’s higher revenues, which helped to leverage the division’s overhead costs. Corporate selling, general and administrative costs declined as a percentage of revenues primarily due to efforts to control costs combined with a decrease in management incentive costs.

In connection with the sale of our StarMed healthcare staffing business in February 2004, we initiated a series of restructuring activities to reduce the cost of corporate overhead that had previously been absorbed by the staffing division. These activities included the elimination of approximately 40 positions, exiting a portion of leased office space at our corporate headquarters, and the write-off of certain abandoned leasehold improvements associated with the office space consolidation. In addition, we modified the term of the stock options of certain StarMed employees to allow them additional time to exercise vested options. As a result of these actions, we recorded a pre-tax restructuring charge of approximately $1.6 million in 2004.

		% of		% of
		Unit		Unit
	2005	Revenue	2004	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$185,268	79.8%	$132,850	77.5%
Division selling, general and administrative	16,121	6.9	12,810	7.5
Corporate selling, general and administrative	13,953	6.0	12,253	7.1
Depreciation and amortization	4,190	1.8	3,218	1.9
Total costs and expenses	$219,532	94.5%	$161,131	94.0%
Hospital Rehabilitation Services:
Operating expenses	$129,921	68.4%	$125,160	65.6%
Division selling, general and administrative	16,227	8.5	15,922	8.4
Corporate selling, general and administrative	11,304	6.0	11,270	5.9
Impairment of intangible assets	4,211	2.2	—	—
Depreciation and amortization	5,631	3.0	5,314	2.8
Total costs and expenses	$167,294	88.1%	$157,666	82.7%
Freestanding Hospitals:
Operating expenses	$19,944	91.9%	$—	—%
Division selling, general and administrative	1,380	6.4	—	—
Corporate selling, general and administrative	243	1.1	—	—
Depreciation and amortization	793	3.6	—	—
Total costs and expenses	$22,360	103.0%	$—	—%
Healthcare Staffing:
Operating expenses	$—	—%	$13,598	81.3%
Division selling, general and administrative	—	—	2,757	16.5
Corporate selling, general and administrative	—	—	935	5.6
Gain on assets held for sale	—	—	(485)	(2.9)
Total costs and expenses	$—	—%	$16,805	100.5%
Healthcare Management Consulting:
Operating expenses	$8,453	77.6%	$3,952	73.7%
Division selling, general and administrative	2,124	19.5	1,010	18.8
Corporate selling, general and administrative	331	3.0	157	2.9
Depreciation and amortization	41	0.4	24	0.4
Total costs and expenses	$10,949	100.5%	$5,143	95.8%

Contract Therapy. Total contract therapy costs and expenses increased in 2005 compared to 2004 primarily due to the increase in direct operating expenses associated with the increased number of contract therapy locations being managed by the division. In addition, the division’s direct operating expenses increased as a percentage of unit revenue from 2004 to 2005 primarily as a result of an increase in the division’s mix of lower-margin Medicare Part A revenues, substantial increases in contract therapy’s cost of direct labor, which is being fueled by the continued tight therapist labor market, and the impact of communication and data costs. These increased direct operating costs were partially offset by therapist productivity improvements as well as a reduction in contract therapy’s bad debt expense, resulting from the positive outcomes of settlements reached on a few specific accounts. Accordingly, the overall risk in the division’s accounts receivable portfolio has declined in 2005. Contract therapy continues to leverage its selling, general and administrative costs, which decreased as a percentage of revenues from 2004 to 2005. While the Cornerstone Rehabilitation acquisition added new general and administrative fixed costs associated with its corporate office and related staff in Louisiana, contract therapy’s management has been able to keep its selling costs flat as well as continue leveraging its management structure, allowing them to operate more programs per manager, which has helped to reduce associated travel costs. While remaining relatively flat as a percentage of operating revenues, contract therapy’s depreciation and amortization expense increased from 2004 to 2005 primarily due to the amortization of certain intangible assets associated with the acquisitions of CPR Therapies and Cornerstone and the amortization of the division’s proprietary information system. The strong revenue growth and cost control at the corporate and division selling, general and administrative levels helped increase operating earnings from $10.2 million in 2004 to $12.7 million in 2005.

Hospital Rehabilitation Services. Total hospital rehabilitation services costs and expenses increased from the prior year both on an absolute basis and as a percentage of revenue primarily due to an impairment loss associated with trade name and contractual customer relationships intangible assets acquired as part of the March 2004 acquisition of VitalCare and higher labor costs. Both the inpatient and outpatient businesses experienced increases in average wage rates and contract labor expense as the market for therapists remained tight. The increase in the ratio of direct operating expenses to segment revenue reflects the higher labor costs and the termination of a number of higher margin contracts associated with the March 1, 2004 acquisition of VitalCare. Depreciation and amortization expense as a percentage of operating revenues increased slightly as a result of an increase in depreciation due to outpatient expansion and a full year of amortization associated with the VitalCare acquisition. The net effect of revenue decline, lower operating margins, the impairment charge and the increased depreciation and amortization during the year ended December 31, 2005 compared to the year ended December 31, 2004 was a $10.6 million decline in hospital rehabilitation services’ operating earnings from $33.1 million to $22.5 million.

As discussed above, since acquiring the stock of VitalCare in March 2004, we have experienced losses of subacute facility contracts at a faster rate than expected. This trend continued during the fourth quarter of 2005, and despite continued reductions in overhead costs, operating losses were incurred for this business. These events led us to assess whether the goodwill and other identifiable intangible assets associated with the VitalCare acquisition were impaired. Our conclusion, after performing all of the applicable impairment calculations and analyses, was that the VitalCare trade name and contractual customer relationship intangible assets were impaired. As a result, we recorded a pretax impairment charge of $4.2 million, reducing the combined net book value of those assets to approximately $1.9 million as of December 31, 2005.

Freestanding Hospitals. The freestanding hospitals segment incurred an operating loss of $0.7 million for the period from August 1, 2005 to December 31, 2005 primarily due to the impact of the lower than expected patient census, significant market analysis and promotional costs and start-up costs associated with two new freestanding rehabilitation hospitals. We incurred start-up costs of $0.2 million related to our Arlington, Texas facility which admitted its first patient in late December and another $0.1 million for our Amarillo, Texas facility which is under construction. We anticipate that the Amarillo facility will open on July 1, 2006 assuming there are no delays with the construction process. We are still in the process of integrating the newly acquired MeadowBrook business and implementing new program development and expense control initiatives.

Non-operating Items

Interest income increased from $0.4 million in 2004 to $0.8 million in 2005, primarily due to the effect of higher interest rates.

Interest expense, which remained flat from 2004 to 2005, primarily includes interest on subordinated promissory notes issued as partial consideration for the MeadowBrook acquisition in August 2005 and various other acquisitions completed in 2004, commitment fees paid on the unused portion of our line of credit and fees paid on outstanding letters of credit. We had no outstanding balance against our line of credit as of December 31, 2005 and December 31, 2004.

Earnings before income taxes and equity in net loss of affiliates decreased from $41.0 million in 2004 to $33.0 million in 2005. The provision for income taxes was $13.3 million in 2005 compared to $17.0 million in 2004, reflecting effective income tax rates of 40.5% and 41.6%, respectively. The effective tax rate decrease is primarily the result of the impact of non-deductible goodwill associated with the sale of the staffing division on the 2004 effective rate.

Equity in net loss of affiliates represents our share of the losses of less than majority owned equity investments, primarily our investment in InteliStaf Holdings. During 2005, our share of InteliStaf losses was $11.1 million. InteliStaf’s 2005 results were negatively impacted by a $23.1 million pre-tax goodwill impairment charge, a $4.2 million third quarter valuation allowance against their deferred tax assets, a continuing decline in revenue, margin contraction in the travel business due to higher housing and other living costs, and costs related to an operational restructuring and a debt re-financing completed during 2005. Equity in net loss of affiliates for 2005 also includes a $25.4 million write-down in the carrying value of our investment in InteliStaf to reflect an other than temporary decline in the value of the investment.

Diluted earnings (loss) per share was $(1.01) in 2005 compared to $1.38 in 2004.

Twelve Months Ended December 31, 2004 Compared to Twelve Months Ended December 31, 2003

Revenues
	2004	2003	% Change
	(dollars in thousands)

Contract therapy	$171,339	$130,847	30.9%
Hospital rehabilitation services	190,731	185,831	2.6
Healthcare staffing	16,727	223,952	(92.5)
Healthcare management consulting	5,367	—	N/A
Less intercompany revenues	(318)	(1,308)	(75.7)
Consolidated revenues	$383,846	$539,322	(28.8)%

The decline in consolidated operating revenues from 2003 to 2004 is primarily attributable to the sale of the healthcare staffing division which was consummated on February 2, 2004. Revenues for each of the other operating segments increased from 2003 to 2004 as further discussed below.

Contract Therapy. The 30.9% increase in contract therapy revenues is due to both strong business development efforts and to the $11.6 million of additional revenue attributable to the acquisitions of CPR Therapies in February 2004 and Cornerstone Rehabilitation in December 2004. The average number of contract therapy locations, including those acquired during 2004, managed by the division during the period increased 27.8% from 460 in the twelve months ended December 31, 2003 to 588 in the twelve months ended December 31, 2004. The average revenue per location increased 2.4% year-over-year from $285,000 to $291,000. This increase was the result of strong growth in the division’s same store revenues for the periods being compared; however, some of this growth was offset by the termination of several large, mature programs in the second quarter of 2004 and the smaller average size of the sixty CPR Therapies facilities purchased in February 2004 and fifty Cornerstone Rehabilitation facilities purchased in December 2004.

Hospital Rehabilitation Services. The March 1, 2004 acquisition of VitalCare contributed $11.1 million of revenue in 2004. This increase and an increase in average revenue per location were offset by a decline in the average number of units, excluding those added by the VitalCare acquisition, operated during 2004. The average number of outpatient units managed in fiscal year 2004 declined 13.7% from fiscal year 2003. This decline was the result of closures of certain smaller, less profitable units and from greater competition from physician practices. The average revenue per location in the outpatient business increased 6.7% year-over-year to $1.1 million in 2004. Overall, the average number of hospital rehabilitation services locations managed by the division increased 1.2% from 181.5 in fiscal year 2003 to 183.7 in fiscal year 2004. The average revenue per unit in the inpatient business remained flat at $1.0 million per location. A 4.7% increase in same store discharges was offset by lower revenues per unit at the VitalCare units acquired in 2004 and at facilities opened during the year due to typical new unit ramp-up.

Cost and Expenses
		% of		% of
	2004	Revenue	2003	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$275,242	71.7%	$408,559	75.8%
Division selling, general and administrative	32,499	8.5	65,055	12.1
Corporate selling, general and administrative	24,615	6.4	26,680	4.9
Restructuring charge	1,615	0.4		0.2
Loss on assets held for sale	—	—	1,286	8.1
Depreciation and amortization	8,556	2.2	43,579	1.6
Gain on sale of business	(485)	(0.1)	8,559	—
Total costs and expenses	$342,042	89.1%	$553,718	102.7%

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

		% of		% of
		Unit		Unit
	2004	Revenue	2003	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$132,850	77.5%	$103,723	79.3%
Division selling, general and administrative	12,810	7.5	11,803	9.0
Corporate selling, general and administrative	12,253	7.1	8,150	6.2
Depreciation and amortization	3,218	1.9	1,335	1.0
Total costs and expenses	$161,131	94.0%	$125,011	95.5%
Hospital Rehabilitation Services:
Operating expenses	$125,160	65.6%	$123,327	66.3%
Division selling, general and administrative	15,922	8.4	15,173	8.2
Corporate selling, general and administrative	11,270	5.9	8,446	4.5
Depreciation and amortization	5,314	2.8	5,328	2.9
Total costs and expenses	$157,666	82.7%	$152,274	81.9%
Healthcare Staffing:
Operating expenses	$13,598	81.3%	$182,817	81.6%
Division selling, general and administrative	2,757	16.5	38,079	17.0
Corporate selling, general and administrative	935	5.6	10,084	4.5
Depreciation and amortization	—	—	1,896	0.8
Loss on assets held for sale	—	—	43,579	19.5
Gain on assets held for sale	(485)	(2.9)	—	—
Total costs and expenses	$16,805	100.5%	$276,455	123.4%
Healthcare Management Consulting:
Operating expenses	$3,952	73.7%	$—	—%
Division selling, general and administrative	1,010	18.8	—	—
Corporate selling, general and administrative	157	2.9	—	—
Depreciation and amortization	24	0.4	—	—
Total costs and expenses	$5,143	95.8%	$—	—%

Contract Therapy. Total contract therapy costs and expenses increased in the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003 primarily due to the increase in direct operating expenses resulting from the increased number of contract therapy locations being managed by the division. As a percentage of net revenues, the division’s direct operating expenses decreased year-over-year. Part of this improvement was due to the moratorium put on the Medicare Part B caps in December 2003. In addition to the benefit from the moratorium, the division also saw reductions in wages and wage related expenses, as a percentage of revenues, through improvements in therapist productivity and reduced benefit costs. Offsetting a portion of these improvements was an increase in our provision for doubtful accounts in 2004 to mitigate some of the risk associated with a few specific accounts in our receivables portfolio. Contract therapy also leveraged its division selling, general and administrative costs, which decreased as a percentage of revenues from 2003 to 2004. Much of the division’s growth has occurred in markets where there were existing programs, making it easier to manage more programs per manager, thereby increasing selling, general and administrative wages at a rate considerably less than the rate revenues increased. Depreciation and amortization expense as a percentage of operating revenues increased year-over-year due to the amortization of the division’s proprietary information system implemented in the second half of 2003, and the amortization related to certain intangible assets associated with the acquisitions of CPR and Cornerstone. The net effect of the revenue growth, overall cost control improvements at the divisional level and the absorption of additional corporate overhead during the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003 was a $4.4 million increase in contract therapy’s operating earnings from $5.8 million to $10.2 million.

Hospital Rehabilitation Services. The improvement in the ratio of direct operating expenses to division revenue was primarily due to lower direct operating expenses at the VitalCare units and an increase in management only contracts versus full staffing agreements, partially offset by an increase in our provision for doubtful accounts in fiscal year 2004 as a result of our normal assessment of payment risk. Division selling, general, and administrative costs increased as a percentage of revenue as savings resulting from the consolidation of inpatient and outpatient overhead activities were offset by higher general and administrative expenses associated with VitalCare operations. Depreciation and amortization expense as a percentage of operating revenues declined slightly as a result of a decline in the allocation of software amortization to the division, partially offset by an increase in amortization of certain intangible assets associated with the acquisition of VitalCare. The net effect of revenue growth, overall cost control improvements at the divisional level, and the absorption of additional corporate overhead during the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003 was a $0.5 million decline in hospital rehabilitation service’s operating earnings from $33.6 million to $33.1 million.

Non-operating Items

Interest income increased by $0.3 million from $0.1 million in 2003 to $0.4 million in 2004, primarily due to higher average invested balances and some increase in interest rates in the second half of the year.

Interest expense in 2004 primarily consisted of interest related to subordinated promissory notes issued in connection with the CPR, VitalCare and Cornerstone acquisitions, commitment fees paid on the unused portion of our line of credit, letter of credit fees and amortization of deferred loan origination fees. Compared to 2003, interest expense in 2004 increased as a result of the issuance of the subordinated promissory notes, higher amounts of letters of credit to support insurance programs and the write-off of approximately $0.1 million of deferred loan origination fees as a result of replacing our line of credit which was scheduled to expire in August 2005. We had no outstanding balance against our line of credit as of December 31, 2004 and December 31, 2003.

The provision for income taxes in 2004 was an expense of $17.0 million compared to a benefit of $1.6 million in 2003, reflecting effective income tax rates of 41.6% and 10.5%, respectively. The effective rates for both 2004 and 2003 were significantly impacted by a component of the loss on the sale of the StarMed staffing business related to goodwill, which was not deductible for tax purposes.

Diluted earnings per share was $1.38 in 2004 compared to diluted loss per share of $0.86 in 2003. This improvement was principally the result of improved contribution margins during 2004 as well as the $30.6 million after tax impairment charge in 2003 related to the net assets held for sale in our former staffing division.

Liquidity and Capital Resources

As of December 31, 2005, we had $28.1 million in cash and cash equivalents and a current ratio, the amount of current assets divided by current liabilities, of 1.9 to 1. Working capital decreased by $15.8 million to $60.7 million as of December 31, 2005 as compared to $76.5 million as of December 31, 2004 primarily due to a reduction in cash associated with the MeadowBrook acquisition in August 2005. Net accounts receivable were $85.5 million at December 31, 2005, compared to $69.6 million at December 31, 2004. The number of days’ average net revenue in net receivables was 63.9 and 66.5 at December 31, 2005 and December 31, 2004, respectively.

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

On October 12, 2004, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A., U.S. Bank National Association, Harris Trust and Savings Bank, National City Bank, Comerica Bank and SunTrust Bank, as participating banks in the lending group. The Amended and Restated Credit Agreement is an expandable $90 million, five-year revolving credit facility. The revolving credit facility is expandable to $125 million upon our notice to the lending group, subject to our continued compliance with the terms of the Amended and Restated Credit Agreement. At December 31, 2005 and 2004, we had no balance outstanding against our line of credit.

We have approximately $14.3 million in letters of credit issued to our insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount we may borrow under the line of credit. Thus, our available credit facility capacity was approximately $76 million as of December 31, 2005.

As part of the purchases of the MeadowBrook business in 2005 and CPR Therapies, VitalCare and Cornerstone Rehabilitation in 2004, we issued long-term subordinated promissory notes to the respective selling parties. These notes bear interest at rates ranging from 6%-8%. Approximately $7.5 million of these notes remained outstanding at December 31, 2005. In addition, as part of our arrangement with Signature Healthcare Foundation, we extended a $2.0 million line of credit to Signature. At December 31, 2005, Signature had drawn approximately $1.4 million against this line of credit.

In connection with the development and implementation of additional programs, including developing joint venture relationships, we may incur capital expenditures for acquisitions of property, renovations, equipment and deferred costs to begin operations. In addition, we expect to invest significantly in our information technology systems to drive automation and efficiencies in our operating processes. During 2005, we expended approximately $16.9 million for investments in joint ventures and capital expenditures for equipment, facility build-outs and information systems. We also expect to expend capital to implement our acquisition strategy. During 2005, we expended approximately $29.7 million in cash, net of cash acquired, for the acquisition of new businesses. These funds were primarily derived from cash generated from operations. We believe existing cash balances; internally generated cash flows and borrowings under our revolving credit facility will be sufficient to fund operations and planned capital expenditures for at least the next twelve months.

Inflation

Although inflation has abated during the last several years, the rate of inflation in healthcare related services continued to exceed the rate experienced by the economy as a whole. Our management contracts typically provide for an annual increase in the fees paid to us by our clients based on increases in various inflation indices.

Effect of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board enacted Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment” (“Statement 123R”) which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123R requires the measurement of all share-based payments to employees using a fair value based method and the recognition of such fair value as expense in our consolidated statements of earnings. Adoption of the standard for our company is required on January 1, 2006, and we plan to utilize the “modified prospective” method of adoption. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior years, the impact of that adoption would have approximated the pro forma impact of Statement 123 as described in Note 1 to the Company’s financial statements.

On December 15, 2005, our board of directors approved the accelerated vesting of certain unvested stock options with exercise prices greater than the closing price of the Company’s stock on December 15, 2005 of $20.34. As a result of the acceleration, options to purchase approximately 236,000 shares became immediately exercisable. The decision to accelerate the vesting of certain outstanding underwater options was made to reduce compensation expense that otherwise would be recorded in future periods following the Company’s adoption of SFAS 123R on January 1, 2006. In addition, the board believes this action further enhances management’s focus on increasing shareholder returns and will increase employee morale and retention. The Company estimates that the acceleration of the vesting of these underwater stock options will reduce the amounts of share-based compensation expense to be recognized, net of income taxes, by approximately $344,000 in 2006, $142,000 in 2007 and $53,000 in 2008.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments, exclusive of interest, as of December 31, 2005 (in thousands):

		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years	Other
Operating leases	$58,098	$7,288	$11,865	$9,166	$29,779	$—
Purchase obligations (1)	3,841	3,807	34	—	—	—
Long-term debt	7,467	3,408	4,059	—	—	—
Other long-term liabilities (2)	3,984	—	—	—	—	3,984
Total	$73,390	$14,503	$15,958	$9,166	$29,779	$3,984

(1)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty. Approximately $3.5 million of the amounts included in this line represent commitments related to the construction of our freestanding rehabilitation hospital facility in Amarillo, Texas.

(2)

We maintain a nonqualified deferred compensation plan for certain employees. Under the plan, participants may defer up to 70% of their salary and cash incentive compensation. The amounts are held in trust in designated investments and remain our property until distribution. Because most distributions of funds are tied to the termination of employment or retirement of participants, we are not able to predict the timing of payments against this obligation. At December 31, 2005, we owned trust assets with a value approximately equal to the total amount of this obligation.

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These include estimating the allowance for doubtful accounts, estimating contractual allowances, impairment of goodwill and other intangible assets and establishing accruals for known and incurred but not reported health, workers compensation and professional liability claims. In addition, Note 1 to the consolidated financial statements includes further discussion of our significant accounting policies.

Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts. We make estimates of the collectability of our accounts receivable balances. We determine an allowance for doubtful accounts based upon an analysis of the collectability of specific accounts, historical experience and the aging of the accounts receivable. We specifically analyze customers with historical poor payment history and customer creditworthiness when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance as of December 31, 2005 was $85.5 million, net of allowance for doubtful accounts of $7.9 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We continually evaluate the adequacy of our allowance for doubtful accounts and make adjustments in the periods any excess or shortfall is identified.

Contractual Allowances. With the acquisition of the assets of MeadowBrook in August 2005, our critical accounting policies now also include the recognition of contractual allowances associated with patient revenues. We recognize net patient revenues in the reporting period in which the services are performed based on our current billing rates, less actual adjustments and estimated discounts for contractual allowances. These allowances are principally required for patients covered by Medicare, Medicaid, managed care health plans and other third-party payors. Laws governing the Medicare and Medicaid programs are complex and subject to interpretation. In estimating the discounts for contractual allowances, we reduce our gross patient receivables to the estimated amount that will be recovered for the service rendered based upon previously agreed to rates with the payor. These estimates are regularly reviewed for accuracy by taking into consideration known changes to contract terms, laws and regulations and payment history. If such information indicates that our allowances are overstated or understated, we reduce or provide for additional allowances as appropriate in the period in which we make such a determination. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. Due to complexities involved in determining the amounts ultimately due from the payor, the amount we receive as reimbursement for healthcare services provided may be different than our estimates, and such differences could be significant.

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

Under Statement of Financial Accounting Standards (“Statement”) No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment. If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statement of earnings in an amount equal to the excess carrying value. In 2005, we recognized an impairment loss of $0.8 million to reduce the carrying value of the trade name we acquired in the March 1, 2004 acquisition of the common stock of American VitalCare, Inc. and its sister company, Managed Alternative Care, Inc. (collectively “VitalCare”). We also determined that this intangible asset no longer has an indefinite life and will begin amortizing it on a straight-line basis over the trade name’s remaining estimated useful life.

Under Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an asset group should be tested for recoverability and possible impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Primarily due to a loss of customer contracts at a rate more rapid than expected, the assets of VitalCare generated operating losses in 2005 and our projections demonstrated potential continuing losses associated with this asset group. As a result, we determined that the carrying amount of the VitalCare asset group at December 31, 2005 was not recoverable because it exceeded the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. Based on this analysis, we recognized an impairment loss of $3.4 million on contractual customer relationships, which is equal to the amount by which the carrying amount of the VitalCare asset group exceeded its fair value.

In February 2004, we consummated the sale of our healthcare staffing division to InteliStaf pursuant to which we received a minority equity interest in InteliStaf. As of December 31, 2005, we held approximately 26.7% of the outstanding common stock of InteliStaf. In accordance with the requirements of Statement No. 144, the assets and liabilities of our healthcare staffing operation were reported on our December 31, 2003 consolidated balance sheet as assets and liabilities held for sale and were measured at their net fair value less estimated costs to sell. In 2003, we recognized an impairment loss of $43.6 million to reduce the carrying value of goodwill associated with the staffing division and to accrue estimated selling costs.

As required by Statement No. 142, we also conducted an annual impairment assessment of goodwill related to our hospital rehabilitation services, contract therapy, freestanding hospitals and healthcare management consulting businesses and determined that the related goodwill was not impaired. The test required comparison of the estimated fair value of these businesses to our book value. The estimated fair value was based on a discounted cash flow analysis. Assumptions and estimates about future cash flows and discount rates are often subjective and can be affected by a variety of factors, including external factors such as economic trends and government regulations, and internal factors such as changes in our forecasts or in our business strategies. We believe the assumptions used in our impairment analysis are reasonable and appropriate; however, different assumptions and estimates could affect the results of our impairment analysis and in turn result in an impairment charge. If an impairment loss should occur in the future, it could have a material adverse impact on our results of operations. At December 31, 2005, unamortized goodwill related to our hospital rehabilitation services, contract therapy, freestanding hospitals and healthcare management consulting businesses was $39.7 million, $21.8 million, $29.4 million and $4.1 million, respectively.

Health, Workers Compensation, and Professional Liability Insurance Accruals. We maintain an accrual for our health, workers compensation and professional liability claim costs that are partially self-insured and are classified in accrued salaries and wages (health insurance) and accrued expenses (workers compensation and professional liability) in our consolidated balance sheets. At December 31, 2005, the combined amount of these accruals was approximately $13.4 million. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on actuarial computations and industry experience and trends. In analyzing the accruals, we also consider the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals as appropriate in the period in which we make such a determination. The ultimate cost of these claims may be greater than or less than the established accruals. While we believe that the recorded amounts are appropriate, there can be no assurances that changes to management’s estimates will not occur due to limitations inherent in the estimation process.

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability and employee-related matters. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, other than as set forth in Item 3 above, if we become aware of such claims against us, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

Investments in Unconsolidated Affiliates. We account for our minority equity investments in InteliStaf Holdings, Inc. and Howard Regional Specialty Care, LLC using the provisions of APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” Our investment in InteliStaf was initially recorded at its fair value of $40.0 million and we have since adjusted the carrying amount of the investment for our share of InteliStaf’s net losses after the date of acquisition. In accordance with the provisions of APB 18, we must assess whether factors exist that may indicate a decrease in the value of our investment has occurred that is other than temporary. During 2005, InteliStaf incurred significant operating losses even though the healthcare staffing industry as a whole showed signs of a recovery. Accordingly, we concluded that an assessment was warranted to determine whether an other than temporary loss of value in our investment had occurred. Our assessment was performed concurrently with InteliStaf management’s assessment of their own goodwill impairment. In conjunction with that analysis, InteliStaf management retained a third party valuation firm to estimate the fair value of InteliStaf’s business and in turn to determine the amount of goodwill impairment, if any, that existed at the InteliStaf level. Their valuation, which was primarily based on discounted cash flows, indicated that the carrying amount of our investment in InteliStaf exceeded its fair value by approximately $25.4 million. We reviewed qualitative and quantitative evidence, both positive and negative, to assess whether this decline in value was other than temporary. Based on our analysis, we concluded there was an other than temporary decline in the value of our equity investment in InteliStaf in 2005. Accordingly, we reduced the carrying value of our investment by approximately $25.4 million. This decrease in the value of our investment has been recorded as part of the equity in net loss of affiliates line on our consolidated statement of earnings.

On March 3, 2006, we elected to abandon our interest in InteliStaf. This decision was made for a variety of business reasons including InteliStaf’s continuing poor operating performance, InteliStaf’s liquidity problems, the disproportionate share of RehabCare management time and effort that has been devoted to this non-core business and an expected income tax benefit to be derived from the abandonment. Our investment in InteliStaf had a carrying value of approximately $2.8 million as of December 31, 2005. This remaining carrying value will be written off during the first quarter of 2006.

The carrying value of our investment in Howard Regional was $3.5 million at December 31, 2005. We currently believe no significant factors exist that would indicate an other than temporary decline in the value of our investment in Howard Regional has occurred.

Forward-Looking Statements

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are made on the basis of our views and assumptions as of the time the statements are made and we undertake no obligation to update these statements. We caution investors that any such forward-looking statements we make are not guarantees of future performance and that actual results may differ materially from anticipated results or expectations expressed in our forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, some of the factors that could impact our business and cause actual results to differ materially from forward-looking statements are discussed in Item 1A, “Risk Factors.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our borrowing capacity consists of a line of credit with interest rates that fluctuate based upon market indexes. As of December 31, 2005, we did not have any outstanding borrowings under this line of credit. As such, risk relating to interest rate fluctuations is considered minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets as of December 31, 2005 and 2004	43

Consolidated Statements of Earnings for the years
ended December 31, 2005, 2004 and 2003	44

Consolidated Statements of Stockholders’ Equity for the years
ended December 31, 2005, 2004 and 2003	45

Consolidated Statements of Cash Flows for the years
ended December 31, 2005, 2004 and 2003	46

Notes to the Consolidated Financial Statements	47

Report of Independent Registered Public Accounting Firm

The Board of Directors

RehabCare Group, Inc.:

We have audited the accompanying consolidated balance sheets of RehabCare Group, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of InteliStaf Holdings, Inc. and subsidiaries as of and for the year ended December 31, 2005 (26.74% owned investee company). The Company’s investment in InteliStaf Holdings, Inc. and subsidiaries at December 31, 2005, was $2.8 million and its equity in the net loss of InteliStaf Holdings, Inc. and subsidiaries was $11.1 million for 2005. The financial statements of InteliStaf Holdings, Inc. and subsidiaries as of and for the year ended December 31, 2005 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for InteliStaf Holdings, Inc. and subsidiaries, as of and for the year ended December 31, 2005, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors for 2005, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RehabCare Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri

March 13, 2006

REHABCARE GROUP, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
Assets	2005	2004
Current assets:
Cash and cash equivalents	$28,103	$50,405
Restricted cash	—	3,073
Accounts receivable, net of allowance for doubtful accounts of $7,936 and $5,074, respectively	85,541	69,565
Deferred tax assets	6,359	10,252
Other current assets	7,295	1,690
Total current assets	127,298	134,985
Marketable securities, trading	3,974	4,076
Property and equipment, net	27,495	15,149
Excess of cost over net assets acquired, net	94,960	68,340
Intangible assets, net	7,560	11,884
Investments in unconsolidated affiliates	6,324	39,269
Deferred tax assets	979	—
Other	4,335	3,963
Total assets	$272,925	$277,666

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,408	$4,731
Accounts payable	2,474	3,521
Accrued salaries and wages	34,041	29,859
Income taxes payable	3,437	4,495
Accrued expenses	23,274	15,928
Total current liabilities	66,634	58,534
Long-term debt, less current portion	4,059	2,142
Deferred compensation	3,984	4,088
Deferred tax liabilities	—	5,874
Total liabilities	74,677	70,638

Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 20,830,351 shares and 20,553,232 shares as of December 31, 2005 and 2004, respectively	208	206
Additional paid-in capital	128,792	120,592
Retained earnings	123,952	140,934
Less common stock held in treasury at cost, 4,002,898 shares as of December 31, 2005 and 2004	(54,704)	(54,704)
Total stockholders’ equity	198,248	207,028
Total liabilities and stockholders’ equity	$272,925	$277,666

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.

Consolidated Statements of Earnings

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Operating revenues	$454,266	$383,846	$539,322
Costs and expenses:
Operating	343,230	275,242	408,559
Selling, general and administrative:
Divisions	35,852	32,499	65,055
Corporate	27,051	24,615	26,680
Impairment of intangible assets	4,211	—	—
Restructuring charge	—	1,615	1,286
Loss on assets held for sale	—	—	43,579
Depreciation and amortization	10,655	8,556	8,559
Gain on sale of business	—	(485)	—
Total costs and expenses	420,999	342,042	553,718
Operating earnings (loss)	33,267	41,804	(14,396)
Interest income	794	393	140
Interest expense	(1,169)	(1,181)	(714)
Other income (expense), net	59	(55)	(338)
Earnings (loss) before income taxes and equity in net loss of affiliates	32,951	40,961	(15,308)
Income tax expense (benefit)	13,345	17,049	(1,609)
Equity in net loss of affiliates	(36,588)	(731)	—
Net earnings (loss)	$(16,982)	$23,181	$(13,699)
Net earnings (loss) per common share:
Basic	$(1.01)	$1.42	$(0.86)
Diluted	$(1.01)	$1.38	$(0.86)

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

							Accumulated
							other compre-
	Common Stock		Additional				hensive	Total
	Issued shares	Amount	Paid-in capital	Retained earnings	Treasury		earnings (loss)	stockholders’ equity
					Shares	Amount

Balance, December 31, 2002	19,846	$198	$111,671	$131,452	4,003	$(54,704)	$(3)	$188,614
Components of comprehensive earnings (loss):
Net loss	—	—	—	(13,699)	—	—	—	(13,699)
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	—	4	4
Total comprehensive loss								(13,695)

Exercise of stock options (including tax benefit)	299	3	3,033	—	—	—	—	3,036

Balance, December 31, 2003	20,145	201	114,704	117,753	4,003	(54,704)	1	177,955
Components of comprehensive earnings:
Net earnings	—	—	—	23,181	—	—	—	23,181
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	—	(1)	(1)
Total comprehensive earnings								23,180

Modification of stock options	—	—	114	—	—	—	—	114
Exercise of stock options (including tax benefit)	408	5	5,774	—	—	—	—	5,779

Balance, December 31, 2004	20,553	206	120,592	140,934	4,003	(54,704)	—	207,028
Components of comprehensive earnings (loss):
Net loss	—	—	—	(16,982)	—	—	—	(16,982)
Total comprehensive loss								(16,982)

Exercise of stock options (including tax benefit)	277	2	8,200	—	—	—	—	8,202
Balance, December 31, 2005	20,830	$208	$128,792	$123,952	4,003	$(54,704)	$—	$198,248

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(16,982)	$23,181	$(13,699)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	10,655	8,556	8,559
Provision for doubtful accounts	3,597	4,392	4,036
Equity in net loss of affiliates	36,588	731	—
Impairment of intangible assets	4,211	—	—
Income tax benefit realized on exercise of stock options	5,577	2,450	903
Restructuring charge	—	1,615	1,286
Gain on sale of business	—	(485)	—
Write-down of investments	—	—	50
Loss on assets held for sale	—	—	43,579
Changes in assets and liabilities:
Accounts receivable, net	(13,893)	(7,508)	(5,480)
Other current assets	(4,734)	222	32
Other assets	(166)	(227)	73
Net assets held for sale	—	1,903	—
Accounts payable	(1,244)	2,354	(1,111)
Accrued salaries and wages	3,935	4,446	944
Income taxes payable and deferred taxes	(4,018)	9,046	(12,100)
Accrued expenses	2,742	(855)	7,195
Deferred compensation	(64)	260	(448)
Net cash provided by operating activities	26,204	50,081	33,819
Cash flows from investing activities:
Additions to property and equipment	(13,301)	(7,142)	(5,337)
Purchase of marketable securities	(53,386)	(31,282)	(10,735)
Proceeds from sale/maturities of marketable securities	53,448	41,082	1,121
Change in restricted cash	3,073	(3,073)	—
Investment in unconsolidated affiliate	(3,643)	—	—
Disposition of business	(443)	(4,532)	—
Purchase of businesses, net of cash acquired	(29,687)	(24,440)	—
Cash in net assets held for sale	—	—	(1,550)
Other, net	(1,242)	(828)	(711)
Net cash used in investing activities	(45,181)	(30,215)	(17,212)
Cash flows from financing activities:
Principal payments on long-term debt	(5,950)	(540)	—
Debt issuance costs	—	(570)	—
Exercise of employee stock options	2,625	3,329	2,133
Net cash provided by (used in) financing activities	(3,325)	2,219	2,133
Net increase (decrease) in cash and cash equivalents	(22,302)	22,085	18,740
Cash and cash equivalents at beginning of year	50,405	28,320	9,580
Cash and cash equivalents at end of year	$28,103	$50,405	$28,320

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(1)	Overview of Company and Summary of Significant Accounting Policies

Overview of Company

RehabCare Group, Inc. (“the Company”) is a leading provider of program management services for inpatient rehabilitation and skilled nursing units, outpatient therapy programs and contract therapy services in conjunction with over 900 hospitals and skilled nursing facilities throughout the United States. RehabCare also operates three freestanding rehabilitation hospitals and two long term acute care hospitals, which provide specialized acute care for medically complex patients. The Company also provides healthcare management consulting services, primarily to hospitals and physician groups.

On February 2, 2004, the Company consummated a transaction with InteliStaf Holdings, Inc. (“InteliStaf”) pursuant to which InteliStaf acquired all of the outstanding common stock of the Company’s former staffing business, StarMed Health Personnel, Inc. (“StarMed”). In return, the Company received a minority equity interest in InteliStaf. As of December 31, 2005, the Company held approximately 26.7% of the outstanding common stock of InteliStaf.

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

The Company classifies its debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Investments at December 31, 2005 and 2004 consist of noncurrent marketable equity and debt securities. All noncurrent marketable securities are classified as trading, with all investment income, including unrealized gains or losses recognized in the consolidated statements of earnings. Noncurrent marketable securities include assets held in trust for the Company’s deferred compensation plan that are not available for operating purposes.

Credit Risk

The Company provides services to a geographically diverse clientele of healthcare providers throughout the United States. In addition, in its freestanding hospital business, the Company is reimbursed for its services primarily by Medicare and other third party payors. The Company performs ongoing credit evaluations of its clientele and does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover anticipated credit losses. The Company determines its allowance for doubtful accounts based upon an analysis of the collectability of specific accounts, historical experience and the aging of the accounts

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

receivable. The Company specifically analyzes customers with historical poor payment history and customer creditworthiness when evaluating the adequacy of the allowance for doubtful accounts. The Company continually evaluates the adequacy of its allowance for doubtful accounts and makes adjustments in the periods any excess or shortfall is identified.

Contractual Allowances

The Company’s freestanding hospitals recognize revenues for patient services in the reporting period in which the services are performed based on current billing rates, less actual adjustments and estimated discounts for contractual allowances. These allowances are principally required for patients covered by Medicare, Medicaid, managed care health plans and other third-party payors. In estimating the discounts for contractual allowances, the Company reduces its gross patient receivables to the estimated amount that will be recovered for the service rendered based upon previously agreed to rates with the payor. These estimates are regularly reviewed for accuracy by taking into consideration known changes to contract terms, laws and regulations and payment history.

Property and Equipment

Property and equipment are initially recorded at cost. Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the related assets, principally: equipment – three to seven years and leasehold improvements – life of lease or life of asset, whichever is less. Upon retirement or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Repairs and maintenance are expensed as incurred.

Excess of Cost Over Net Assets Acquired and Other Identifiable Intangible Assets

The excess of cost over net assets acquired relates to business combinations. Under Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized to expense, but instead tested for impairment at least annually and any related losses recognized in earnings when identified. See Note 6, “Excess of Costs Over Net Assets Acquired and Other Intangible Assets” and Note 14, “Sale of Business” for further discussion. Other identifiable intangible assets with a finite life are amortized on a straight-line basis over their estimated lives.

Long-Lived Assets

Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. The Company reviews identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows was less than the carrying amount of the asset. See Note 6, “Excess of Costs Over Net Assets Acquired and Other Intangible Assets” and Note 14, “Sale of Business” for further discussion.

Disclosure About Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable, accrued salaries and wages and accrued expenses approximate fair

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

value because of the short maturity of these items. Based on quoted market prices obtained from independent pricing sources for similar types of borrowing arrangements, the Company's long-term debt has a fair value that approximates its book value at December 31, 2005 and 2004.

Revenues and Costs

The Company recognizes revenues and related costs in the period in which services are performed. Costs related to marketing and development are generally expensed as incurred.

Health, Workers Compensation and Professional Liability Insurance Accruals

The Company maintains an accrual for health, workers compensation and professional liability claim costs that are partially self-insured and are classified in accrued salaries and wages (health insurance) and accrued expenses (workers compensation and professional liability). The Company determines the adequacy of these accruals by periodically evaluating historical experience and trends related to claims and payments based on actuarial computations and industry experiences and trends. At December 31, 2005, the balances for accrued health, workers compensation and professional liability were $3.3 million, $3.5 million and $6.5 million, respectively.

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations as permitted by Statement No. 123, “Accounting for Stock-Based Compensation.” Accordingly, stock-based employee compensation cost is not reflected in net earnings, as all stock options granted under the Company’s stock compensation plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003

Net earnings (loss), as reported	$(16,982)	$23,181	$(13,699)
Add: Modification of stock options	—	114	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,622)	(3,399)	(3,657)

Pro forma net earnings (loss)	$(19,604)	$19,896	$(17,356)

Basic earnings (loss) per share: As reported	$(1.01)	$1.42	$(0.86)
Pro forma	$(1.17)	$1.22	$(1.08)
Diluted earnings (loss) per share: As reported	$(1.01)	$1.38	$(0.86)
Pro forma	$(1.17)	$1.18	$(1.08)

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $10.85, $9.60 and $11.19 on the dates of grant using the Black Scholes option-pricing model with the following assumptions: 2005 — expected dividend yield 0%, volatility of 32%-35%, risk free interest rate of 3.7%-4.4% and an expected life of 5 to 8 years; 2004 — expected dividend yield 0%, volatility of 35%-57%, risk free interest rate of 2.7%-3.8% and an expected life of 5 to 8 years; 2003 — expected dividend yield 0%, volatility of 55-58%, risk free interest rate of 2.3%-3.5% and an expected life of 6 to 9 years.

On December 15, 2005, the Company’s board of directors approved the accelerated vesting of certain unvested stock options with exercise prices greater than the closing price of the Company’s stock on December 15, 2005 of $20.34. As a result of the acceleration, options to purchase approximately 236,000 shares became immediately exercisable. The decision to accelerate the vesting of certain outstanding underwater options was made to reduce compensation expense that otherwise would be recorded in future periods following the Company’s adoption of SFAS 123R on January 1, 2006. In addition, the board believes this action further enhances management’s focus on increasing shareholder returns and will increase employee morale and retention. The Company estimates that the acceleration of the vesting of these underwater stock options will reduce the amounts of share-based compensation expense to be recognized, net of income taxes, by approximately $344,000 in 2006, $142,000 in 2007 and $53,000 in 2008.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates.

(2)	Marketable Securities

Noncurrent marketable securities at December 31, 2005 and 2004 consist primarily of marketable equity securities ($0.9 million and $1.1 million at December 31, 2005 and 2004, respectively), corporate and government bonds ($1.5 million and $1.3 million at December 31, 2005 and 2004, respectively) and money market securities ($1.6 million and $1.7 million at December 31, 2005 and 2004, respectively) held in trust under the Company’s deferred compensation plan.

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(3)             Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is as follows	(in thousands):

	Year Ended December 31,
	2005	2004	2003

Balance at beginning of year	$5,074	$3,422	$5,181
Provisions for doubtful accounts	3,597	4,392	4,036
Acquisitions	839	—	—
Allowance transferred to assets held for sale	—	—	(2,134)
Accounts written off, net of recoveries	(1,574)	(2,740)	(3,661)
Balance at end of year	$7,936	$5,074	$3,422

(4)	Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2005	2004

Equipment	$45,709	$31,913
Land	1,010	—
Leasehold improvements	8,112	3,134
	54,831	35,047
Less accumulated depreciation and amortization	27,336	19,898
	$27,495	$15,149

(5)	Restricted Cash and Other Insurance Collateral Commitments

In 2005, the Company reached agreement with its insurance carrier to terminate the trust agreement and related $3.1 million escrow account that had served as a component of the collateral underlying the Company’s professional liability insurance program. In accordance with the terms of the agreement, the funds contained in the escrow account were returned to the Company and a letter of credit, for the benefit of the insurance carrier, in an equal amount was put in place. As of December 31, 2005, the Company has a total of $14.3 million of outstanding letters of credit supporting its various insurance programs.

(6)	Excess of Cost Over Net Assets Acquired and Other Intangible Assets

In accordance with the provisions of Statement No. 142, “Goodwill and Other Intangible Assets,” the Company performs an annual test of impairment for goodwill and other indefinite lived intangible assets. The impairment analysis is performed more frequently if events or changes in circumstances indicate that the carrying amount of such assets may exceed fair value. The Company performed a test for impairment for goodwill and other intangible assets as of December 31, 2005 and 2004. Based upon the results of the tests performed, the Company determined that goodwill related to all of its reporting units was not impaired as of December 31, 2005 and 2004. The Company did

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

recognize an impairment loss of $0.8 million to reduce the carrying value of the VitalCare trade name to its estimated fair value as of December 31, 2005, which was determined using a discounted cash flow technique. The Company determined that no other indefinite lived intangible assets were impaired.

Under Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an asset group should be tested for recoverability and possible impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In 2005, the assets of VitalCare generated operating losses and the Company’s projections demonstrated potential continuing losses associated with this asset group. Through its impairment analysis, the Company determined that the carrying amount of the VitalCare asset group at December 31, 2005 was not recoverable because it exceeded the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. As a result, the Company recognized an impairment loss of $3.4 million on contractual customer relationships, which is equal to the amount by which the carrying amount of the VitalCare asset group exceeded its fair value.

At December 31, 2005 and 2004, the Company had the following excess of cost over net assets acquired and other intangible asset balances (in thousands of dollars):

December 31,
2005		2004
Gross		Gross
Carrying	Accumulated	Carrying	Accumulated
Amount	Amortization	Amount	Amortization

Amortized Intangible Assets:
Noncompete agreements	$625	$(229)	$455	$(84)
Trade names	2,873	(163)	550	(9)
Contractual customer relationships	6,906	(3,262)	10,600	(1,458)
Total	$10,404	$(3,654)	$11,605	$(1,551)

Unamortized Intangible Assets:
Trade names	$810		$1,830

Amortized intangible assets have the following weighted average useful lives as of December 31, 2005: noncompete agreements – 2.7 years; amortizing trade names – 10.6 years; and contractual customer relationships – 5.8 years.

Amortization expense was approximately $2.1 million, $1.5 million and $26,000 for years ended December 31, 2005, 2004 and 2003, respectively. Estimated annual amortization expense for the next 5 years is: 2006 – $1.3 million; 2007 – $1.1 million; 2008 – $1.0 million; 2009 – $0.9 million and 2010 – $0.8 million.

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

The changes in the carrying amount of excess of cost over net assets acquired for the year ended December 31, 2005 are as follows (in thousands):

	Contract		Freestanding	Healthcare Management
	Therapy	HRS (a)	Hospitals	Consulting	Total
Balance at December 31, 2004	$21,321	$42,875	$—	$4,144	$68,340
Acquisitions	—	—	29,352	—	29,352
Purchase price adjustments
and allocations (b)	474	(3,206)	—	—	(2,732)
Balance at December 31, 2005	$21,795	$39,669	$29,352	$4,144	$94,960

(a)	Hospital Rehabilitation Services (HRS).

(b)

In 2005, the purchase price for the acquisition of VitalCare was reduced by $3 million as a result of an adjustment, as defined in the purchase agreement, related to the retention and/or termination of customer contracts for a period of time after the purchase date.

(7)	Business Combinations

On August 1, 2005, the Company purchased substantially all of the operating assets of MeadowBrook Healthcare, Inc. and certain of its subsidiaries ("MeadowBrook") for approximately $36.6 million plus costs of executing the acquisition and subject to adjustment based on acquired working capital levels to be determined in accordance with the terms of the purchase agreement. The purchase price was funded from a combination of cash on hand and credit facilities, plus $9 million in subordinated notes issued to the seller, of which $5 million was outstanding at December 31, 2005. The Company concurrently entered into separate leases with respect to the four MeadowBrook operating facilities with SunTrust Equity Funding. SunTrust Equity Funding acquired the real estate from MeadowBrook in a separate transaction that closed concurrently with Company's asset purchase. MeadowBrook operates freestanding acute rehabilitation hospitals in Florida and Texas and long-term acute care hospitals ("LTACHs") in Oklahoma and Louisiana. MeadowBrook reported revenue of approximately $55 million in calendar year 2004.

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

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

Accounts receivable, net of allowance	$5,680
Other current assets	870
Equipment and leasehold improvements	6,615
Identifiable intangibles, principally
trade name, and noncompete agreements	1,760
Excess of cost over net assets acquired	29,352
Accounts payable	(197)
Accrued exit costs	(881)
Other current liabilities	(4,640)
Total purchase price	$38,559

Accrued exit costs represent preliminary estimates of employee termination costs, lease exit costs and other costs associated with exiting certain MeadowBrook pre-acquisition activities. The Company has initiated its plans to transfer the activities of MeadowBrook’s corporate office activities to other parts of the organization, principally the Company’s corporate headquarters in St. Louis. The Company expects to be substantially complete with this transition process by the end of the first quarter of 2006.

The following pro forma information assumes the MeadowBrook acquisition had occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical Company results to include MeadowBrook’s results of operations, amortization of acquired finite-lived intangibles and incremental interest related to acquisition debt. The pro forma results do not include any cost savings that may result from the combination of the Company’s and MeadowBrook’s operations. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results. Amounts are in thousands, except per share data.

	Year ended		Year ended
	December 31, 2005		December 31, 2004
	As Reported	Pro Forma	As Reported	Pro Forma

Operating revenues	$454,266	$488,234	$383,846	$439,095
Net earnings (loss)	$(16,982)	$(16,346)	$23,181	$24,623
Diluted net earnings (loss) per share	$(1.01)	$(0.98)	$1.38	$1.46

In 2004, the Company purchased the assets of CPR Therapies, LLC (“CPR”), Phase 2 Consulting, Inc. (“Phase 2”) and Cornerstone Rehabilitation, LLC (“Cornerstone”) and acquired all of the outstanding common stock of American VitalCare, Inc. and its sister company, Managed Alternative Care, Inc. (collectively “VitalCare”). The total combined purchase price associated with these transactions was approximately $30.0 million. In connection with these transactions, the Company recorded $30.4 million in intangible assets, primarily goodwill and contractual customer relationships.

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(8)             Long-Term Debt

On October, 12, 2004, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., U.S. Bank National Association, Harris Trust and Savings Bank, National City Bank, Comerica Bank and SunTrust Bank, as participating banks in the lending group. The Amended and Restated Credit Agreement is an expandable $90 million, five-year revolving credit facility. The revolving credit facility is expandable to $125 million upon the Company’s notice to the lending group, subject to continuing compliance by the Company with the terms of the Amended and Restated Credit Agreement.

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

As of December 31, 2005 and 2004, there was no balance outstanding on the revolving credit facility. The Company’s long-term debt, which is described below, consists of subordinated promissory notes issued in connection with the purchase of businesses in 2005 and 2004 (amounts in thousands):

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

	December 31,
	2005	2004

Promissory note issued to sellers of CPR Therapies; stated interest rate of 8%; principal payments due quarterly through February 2, 2006	$180	$900

Additional promissory notes issued to sellers of CPR Therapies; stated interest rate of 8%; principal payments due monthly through January 31, 2007	411	159

Promissory note issued to sellers of Cornerstone Rehabilitation; stated interest rate of 6%; principal payments due quarterly through October 1, 2006 with a final payment on December 1, 2006	1,876	2,814

Promissory note issued to sellers of VitalCare; stated interest rate of 7%; principal balance due on August 31, 2005	—	3,000

Promissory note issued to sellers of MeadowBrook; stated interest rate of 6%; principal payments due in semi-annual installments with the final payment due on August 1, 2008	5,000	—
	7,467	6,873
Less: current portion	(3,408)	(4,731)
	$4,059	$2,142

In 2005, the Company's $3 million note payable related to the acquisition of VitalCare was canceled as a result of a purchase price adjustment, as defined in the purchase agreement, related to the retention and/or termination of customer contracts for a period of time after the purchase date.

The Company’s long-term debt is scheduled to mature as follows (amounts in thousands):

2006	$3,408
2007	1,059
2008	3,000
Total	$7,467

Interest paid for 2005, 2004 and 2003 was $0.9 million, $0.7 million and $0.5 million, respectively. Included in the interest paid amounts are commitment fees on the unused portion of the revolving credit facility of $0.3 million, $0.3 million and $0.5 million for 2005, 2004 and 2003, respectively.

The Company has $14.3 million in letters of credit issued to its insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount the Company may borrow under the line of credit. Available borrowing capacity under the line of credit is approximately $76 million (expandable to $110 million).

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(9)             Stockholders’ Equity

The Company has various long-term performance plans for the benefit of employees and nonemployee directors. Under the plans, employees may be granted incentive stock options or nonqualified stock options and nonemployee directors may be granted nonqualified stock options. The plans also provide for the granting of stock appreciation rights, restricted stock, performance awards, or stock units. Stock options may be granted for a term not to exceed 10 years and must be granted within 10 years from the adoption of the respective plan. The exercise price of all stock options must be at least equal to the fair market value of the shares on the date of grant. Except for options granted to nonemployee directors that become fully exercisable after six months and performance vested options that become fully exercisable upon the attainment of revenue and performance goals at the end of a three-year performance period, substantially all remaining stock options become fully exercisable after four years from date of grant. At December 31, 2005, 2004 and 2003, a total of 874,512, 1,109,128 and 1,137,646 shares, respectively, were available for future issuance under the plans.

A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years then ended is presented below:

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,394,805	$18.90	2,781,904	$18.92	3,167,834	$18.31
Granted	391,095	27.18	431,400	22.40	203,300	18.98
Exercised	(277,119)	9.48	(413,742)	8.36	(306,554)	7.36
Forfeited	(161,340)	25.93	(404,757)	33.52	(282,676)	24.68
Outstanding at end of year	2,347,441	$20.91	2,394,805	$18.90	2,781,904	$18.92
Options exercisable at end of year	1,935,172		1,746,155		1,990,029

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

The following table summarizes information about stock options outstanding at December 31, 2005:

			Options Outstanding				Options Exercisable
Range of			Number	Weighted-Average Remaining		Weighted-Average	Number	Weighted-Average
Exercise Prices			Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price

$4.70	–	9.40	455,893	1.7	years	$8.58	455,893	$8.58
9.40	–	14.10	339,100	2.8		11.62	339,100	11.62
14.10	–	18.80	21,500	5.6		17.71	16,500	17.86
18.80	–	23.50	754,975	7.5		21.53	528,931	21.75
23.50	–	28.20	422,361	8.4		26.93	241,136	26.20
28.20	–	32.90	21,500	7.5		28.96	21,500	28.96
32.90	–	37.60	132,100	4.3		34.00	132,100	34.00
37.60	–	42.30	160,305	4.7		39.79	160,305	39.79
42.30	–	47.00	39,707	0.7		43.50	39,707	43.50
			2,347,441	5.3		$20.91	1,935,172	$20.25

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

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(10)	Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

Year Ended December 31,
2005	2004	2003
(in thousands, except per share data)

Numerator:
Numerator for basic and diluted earnings per share –
net earnings (loss)	$(16,982)	$23,181	$(13,699)

Denominator:
Denominator for basic earnings (loss) per share –
weighted-average shares outstanding	16,751	16,292	16,000
Effect of dilutive securities:
stock options	—	543	—
Denominator for diluted earnings (loss) per share –
adjusted weighted-average shares and assumed
conversions	16,751	16,835	16,000

Basic earnings (loss) per share	$(1.01)	$1.42	$(0.86)

Diluted earnings (loss) per share	$(1.01)	$1.38	$(0.86)

For fiscal 2005 and 2003, due to the Company’s net loss position, all outstanding options totaling 2.3 million and 2.8 million, respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive.

(11)	Employee Benefits

The Company has an Employee Savings Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. Effective June 1, 2004, the Company changed the plan eligibility requirements to allow all employees who are at least 21 years of age to immediately participate in the plan. Prior to June 1, 2004, employees who had attained the age of 21 and completed 12 consecutive months of employment with a minimum of 1,000 hours worked were eligible to participate in the plan. Each participant may contribute from 2% to 20% of his or her annual compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is nondiscriminatory. Contributions made by the Company to the Employee Savings Plan are at rates of up to 50% of the first 4% of employee contributions. Expense in connection with the Employee Savings Plan for 2005, 2004 and 2003 totaled $2.3 million, $1.5 million and $1.7 million, respectively.

The Company maintains nonqualified deferred compensation plans for certain employees. Due to changes in the Internal Revenue Code impacting deferred compensation arrangements, the Company froze its existing plan, which became ineligible to receive future deferrals, on December 31, 2004. To ensure compliance with Internal Revenue Code section 409A, a new plan was developed and implemented on July 1, 2005. Under the new plan, participants may defer up to 70% of their base salary and up to 70% of their cash incentive compensation. Amounts for both plans are held by a trust in designated investments and remain the property of the Company until distribution. At December

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

31, 2005 and 2004, $4.0 million and $4.1 million, respectively, were payable under the nonqualified deferred compensation plan and approximated the value of the trust assets owned by the Company.

The Company has a Profit Sharing Plan, which is a defined contribution plan under Section 401(k) of the Internal Revenue Code, for the benefit of eligible Phase 2 employees. Phase 2 employees attaining the age of 21 and performing 1 hour of service are eligible to participate in the plan. Each participant may make elective contributions to the plan within the annual limits established by the Internal Revenue Service. The Company makes discretionary contributions to the plan. The Company made discretionary contributions in the amount of approximately $242,000 in 2005 and approximately $86,000 during the period from May 3, 2004 to December 31, 2004. As of December 31, 2005, this plan was frozen. Plan participants are allowed to change investment elections but are no longer allowed to make contributions into the plan. Effective January 1, 2006, Phase 2 employees became eligible to participate in the Company’s Employee Savings Plan.

(12)	Commitments

The Company leases its freestanding hospital facilities, office space and certain office equipment under noncancelable operating leases. Future minimum lease payments under noncancelable operating leases, as of December 31, 2005, were as follows (amounts in thousands):

2006	$7,288
2007	6,721
2008	5,144
2009	4,768
2010	4,398
Thereafter	29,779
Total	$58,098

Rent expense for 2005, 2004 and 2003 was approximately $5.2 million, $2.9 million and $5.1 million, respectively. As of December 31, 2005, the Company expected to receive future minimum rentals under noncancelable subleases of approximately $4.2 million.

In connection with the construction of a freestanding rehabilitation hospital facility in Amarillo, Texas, the Company has entered into a construction contract for the future completion of this property. This contract cannot be canceled without payment of a penalty. As of December 31, 2005, the Company’s remaining commitment under this contract totaled approximately $3.5 million. Construction of this facility is expected to be completed in mid 2006.

As part of an agreement with Signature HealthCare Foundation (“Signature”) the Company extended a $2.0 million line of credit to Signature. At December 31, 2005, Signature had drawn approximately $1.4 million against this line of credit.

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(13)          Income Taxes

Income tax expense (benefit) consist of the following:

Year Ended December 31,
2005	2004	2003
(in thousands)

Federal – current	$14,715	10,199	$12,556
Federal – deferred	(3,191)	4,390	(13,980)
State	1,821	2,460	(185)
	$13,345	$17,049	$(1,609)

A reconciliation between expected income taxes, computed by applying the statutory Federal income tax rate of 35% to earnings before income taxes, and actual income tax is as follows:

Year Ended December 31,
2005	2004	2003
(in thousands)

Expected income taxes (benefit)	$11,533	$14,336	$(5,358)
Tax effect of interest income from municipal bond obligations exempt from federal taxation	(201)	(121)	(18)
State income taxes, net of federal income tax benefit	1,184	1,599	(120)
Nondeductible goodwill related to net assets held for sale	—	1,098	3,406
Other, net	829	137	481
	$13,345	$17,049	$(1,609)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$2,743	$1,961
Accrued insurance, vacation, bonus and deferred compensation	10,111	9,486
Undistributed losses of an unconsolidated affiliate	14,369	282
Other	3,584	2,086
Total gross deferred tax assets	30,807	13,815
Valuation allowance	(14,723)	(282)
Net deferred tax assets	16,084	13,533

Deferred tax liabilities:
Acquired goodwill and intangibles	4,079	5,041
Depreciation and amortization	3,774	3,367
Other	893	747
Total deferred tax liabilities	8,746	9,155
Net deferred tax asset	$7,338	$4,378

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

The Company is required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon all of the available information, management has concluded that a valuation allowance is needed for the deferred tax asset resulting from the undistributed losses in one of the Company’s unconsolidated affiliates and for certain capital loss carryforwards. For all other deferred tax assets, management has concluded that it is more likely than not that the deferred tax assets will be realized in the future.

Income taxes paid by the Company for 2005, 2004 and 2003 were $15.7 million, $5.6 million and $9.6 million, respectively.

(14)	Sale of Business

In February 2004, the Company consummated a transaction with InteliStaf pursuant to which InteliStaf acquired all of the outstanding common stock of StarMed in exchange for approximately 25% of the common stock of InteliStaf on a fully diluted basis. Upon consummating the sale, the Company recorded a gain of $485,000 as a result of adjusting the estimated costs to sell for then current information, recording a liability for the estimated fair value of the indemnification provided to InteliStaf in accordance with the sale agreement and as a result of changes in the underlying asset and liability balances between December 31, 2003 and February 2, 2004.

In accordance with the requirements of Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of StarMed were measured at their net fair value less estimated costs to sell as of December 31, 2003. To state the assets and liabilities held for sale at their estimated net fair value less costs to sell, the Company recognized an impairment loss of $43.6 million in 2003 to reduce the carrying value of goodwill associated with StarMed and to accrue estimated selling costs. This impairment loss was computed in accordance with the provisions of Statements No. 142 and No. 144.

As stated above, as part of the sale agreement, the Company indemnified InteliStaf from certain obligations and liabilities, whether known or unknown, which arose out of the operation of StarMed prior to February 2, 2004. The Company accrued approximately $1.1 million for this indemnification liability on the date of sale. As of December 31, 2005, the indemnification liability established at the date of sale had been fully utilized.

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(15)        Investments in Unconsolidated Affiliates

The Company sold its StarMed staffing business to InteliStaf on February 2, 2004 in exchange for a minority equity interest in InteliStaf. As of December 31, 2005, the Company held approximately 26.7% of the outstanding common stock of InteliStaf. The Company uses the equity method to account for its investment in InteliStaf and recorded its initial investment at its fair value of $40 million, as determined by a third party valuation firm. A summary of InteliStaf’s financial position as of December 31, 2005 and 2004 and its results of operations for the year ended December 31, 2005 and the period from February 2, 2004 to December 31, 2004 follows (dollars in thousands):

	December 31,
	2005	2004
Current assets	$41,668	$59,091
Noncurrent assets	72,054	97,363
Total assets	$113,722	$156,454

Current liabilities	$29,304	$29,463
Noncurrent liabilities	39,010	40,215
Total liabilities	$68,314	$69,678

	Year Ended	Period from February 2, 2004
	December 31, 2005	to December 31, 2004

Net operating revenues	$274,215	$287,041
Operating loss	(34,709)	(1,147)
Net loss	(41,324)	(2,921)

The value of the Company’s investment in InteliStaf at the transaction date exceeded its share of the book value of InteliStaf’s stockholders’ equity on a fully diluted basis by approximately $17.8 million. This excess has been accounted for as goodwill (although reported as a component of investment in unconsolidated affiliates) and has subsequently been reviewed for impairment in accordance with the terms of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” According to the provisions of APB 18, the Company must assess whether factors exist that may indicate a decrease in the value of its investment has occurred that is other than temporary. During 2005, InteliStaf incurred significant operating losses even though the healthcare staffing industry as a whole showed signs of recovery. Accordingly, the Company concluded that an assessment was warranted to determine whether an other than temporary loss of value in the Company’s investment had occurred. The Company’s assessment was performed in lock step with InteliStaf management’s assessment of their own goodwill impairment. In conjunction with that analysis, InteliStaf management retained a third party valuation firm to estimate the fair value of InteliStaf’s business and in turn to determine the amount of goodwill impairment, if any, that existed at the InteliStaf level. Their valuation of InteliStaf, which was primarily based on discounted cash flows, indicated that the carrying amount of the Company’s investment in InteliStaf exceeded its fair value by approximately $25.4 million. The Company reviewed qualitative and quantitative evidence, both positive and negative, to assess whether this decline in value was other than temporary. Based on this analysis, the Company concluded there was an other than temporary decline in the value of the Company’s investment in InteliStaf. Accordingly, the Company wrote down the carrying value of its

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

investment by approximately $25.4 million. This write-down was recorded as part of equity in net loss of affiliates on the Company’s consolidated statement of earnings.

In accordance with APB 18, the Company also recorded its $11.1 million share of InteliStaf’s net loss for the year ended December 31, 2005. InteliStaf’s 2005 net loss included a $23.1 million after-tax loss related to the impairment of its goodwill. The Company's equity investment in InteliStaf had a carrying value of $2.8 million and $39.3 million at December 31, 2005 and 2004, respectively.

In January 2005, the Company paid $3.6 million for a 40% equity interest in Howard Regional Specialty Care, LLC (“Howard Regional”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana. The Company uses the equity method to account for its investment in Howard Regional. The value of the Company’s investment in Howard Regional at the transaction date exceeded its share of the book value of Howard Regional’s stockholders’ equity by approximately $3.5 million. This excess is being accounted for as equity method goodwill. The Company currently believes no significant factors exist that would indicate an other than temporary decline in the value of the Company’s investment has occurred. The carrying value of the Company’s investment in Howard Regional was $3.5 million at December 31, 2005.

(16)	Restructuring Costs

On July 30, 2003, the Company announced a comprehensive multifaceted restructuring program to return the Company to growth and improved profitability. As a result of the restructuring plan, the Company recognized a pre-tax restructuring expense of $1.3 million for severance, outplacement and exit costs.

As reported in Note 14, the Company sold its StarMed staffing business to InteliStaf on February 2, 2004. In connection with this sale, the Company initiated a series of restructuring activities to reduce the cost of corporate overhead that had previously been absorbed by the staffing division. As a result of these actions, the Company recorded a pre-tax restructuring charge in 2004 of approximately $1.7 million.

The following table summarizes the activity for 2005 and 2004 with respect to these restructuring activities (dollars in thousands):

			Leasehold
			Improvement
	Severance	Exit Costs	Write-off	Total

Balance at December 31, 2003	$351	$145	$—	$496
Restructuring charge – 2004	736	520	359	1,615
Reclassification	(50)	50	—	—
Cash payments and non-cash utilization	(1,037)	(214)	(359)	(1,610)
Balance at December 31, 2004	—	501	—	501
Cash payments	—	(236)	—	(236)
Balance at December 31, 2005	$—	$265	$—	$265

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(17)          Related Party Transactions

As mentioned in Note 15, in January 2005, the Company acquired a 40.0% equity interest in Howard Regional, which operates a freestanding rehabilitation hospital in Kokomo, Indiana. The Company uses the equity method to account for its investment in Howard Regional. In 2005, the Company’s hospital rehabilitation services division recognized operating revenues of approximately $2.1 million for services provided to Howard Regional. The Company’s accounts receivable at December 31, 2005 include approximately $0.2 million related to such revenues.

Beginning in 2003, the Company retained a software vendor for various computer related activities. John H. Short, President and Chief Executive Officer and a director of the Company, is also a director of the software company and Theodore M. Wight, a director of the Company, was also a director of the software company until his resignation from the software company’s board on April 27, 2005. Dr. Short owns 5.5% of the fully diluted capitalization of the software company. Until June 2004, when the United States Small Business Administration was appointed as a receiver for Pacific Northwest Partners SBIC, L.P., Mr. Wight was deemed to control through his affiliation with Pacific Northwest Partners SBIC, L.P., 27.3% of the fully diluted capitalization of the software company. Subsequent to June 2004, Mr. Wight retained personal ownership of 1.34% of the total capitalization of the software company. The Company paid the software vendor approximately $7,000, $330,000 and $245,000 in 2005, 2004 and 2003, respectively. Effective September 30, 2005, the Company terminated its website hosting agreement with the software vendor.

In accordance with the terms of the Transition Services Agreement between the Company and InteliStaf, the Company agreed to provide certain accounting and back-office services to InteliStaf until those activities were fully integrated by InteliStaf. These services were billed to InteliStaf at cost. This agreement was terminated on March 31, 2005. The Company performed services under this agreement with an aggregate cost of approximately $0.1 million for the year ended December 31, 2005 and $1.5 million for the period from February 2, 2004, to December 31, 2004.

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $560,000 and $190,000 for the year ended December 31, 2005 and the period from May 3, 2004 to December 31, 2004, respectively. 55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short. The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

(18)	Industry Segment Information

Before acquiring the assets of MeadowBrook, the Company operated in two business segments that were managed separately based on fundamental differences in operations: program management services and healthcare management consulting. Program management services includes hospital rehabilitation services (including inpatient acute rehabilitation and skilled nursing units and outpatient therapy programs) and contract therapy programs. On August 1, 2005, with the acquisition of the MeadowBrook business, the Company added a new segment: freestanding hospitals. The Company also previously operated a healthcare staffing industry segment prior to selling that business on February 2, 2004. Virtually all of the Company’s services are provided in the United States. Summarized information about the Company’s operations in each industry segment is as follows (in thousands of dollars):

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

	Operating Revenues			Operating Earnings (Loss)
	2005	2004	2003	2005	2004	2003
Program management:
Contract therapy	$232,193	$171,339	$130,847	$12,661	$10,208	$5,836
Hospital rehabilitation services	189,832	190,731	185,831	22,538	33,065	33,557
Program management total	422,025	362,070	316,678	35,199	43,273	39,393
Freestanding hospitals	21,706	—	—	(654)	—	—
Healthcare staffing	—	16,727	223,952	—	(78)	(52,503)
Healthcare management consulting	10,891	5,367	—	(58)	224	—
Less intercompany revenues (1)	(356)	(318)	(1,308)	N/A	N/A	N/A
Unallocated corporate selling, general and administrative expenses (2)	N/A	N/A	N/A	(1,220)	—	—
Restructuring charge	N/A	N/A	N/A	—	(1,615)	(1,286)
Total	$454,266	$383,846	$539,322	$33,267	$41,804	$(14,396)

	Depreciation and Amortization			Capital Expenditures
	2005	2004	2003	2005	2004	2003
Program management:
Contract therapy	$4,190	$3,218	$1,335	$4,545	$3,405	$1,614
Hospital rehabilitation services	5,631	5,314	5,328	4,019	3,696	2,212
Program management total	9,821	8,532	6,663	8,564	7,101	3,826
Freestanding hospitals	793	—	—	4,688	—	—
Healthcare staffing	—	—	1,896	—	—	1,511
Healthcare management consulting	41	24	—	49	41	—
Total	$10,655	$8,556	$8,559	$13,301	$7,142	$5,337

	Total Assets			Unamortized Goodwill
	as of December 31,			as of December 31,
	2005	2004	2003	2005	2004	2003
Program management:
Contract therapy	$81,712	$71,923	$41,439	$21,795	$21,321	$12,990
Hospital rehabilitation services	129,408	160,240	146,016	39,669	42,875	35,739
Program management total	211,120	232,163	187,455	61,464	64,196	48,729
Freestanding hospitals	52,381	—	—	29,352	—	—
Healthcare staffing	—	—	46,171	—	—	12,891
Healthcare management consulting	6,600	6,234	—	4,144	4,144	—
Corporate – investment in unconsolidated affiliate	2,824	39,269	—	N/A	N/A	N/A
Total	$272,925	$277,666	$233,626	$94,960	$68,340	$61,620

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(1)	Intercompany revenues represent sales of services, at market rates, between the Company’s operating segments.

(2)

Represents certain expenses associated with the indemnification of pre-sale liabilities, related to our former StarMed staffing business, in excess of the amount accrued upon the sale of the business on February 2, 2004.

(19)	Quarterly Financial Information (Unaudited)

	Quarter Ended
2005	December 31	September 30	June 30	March 31
	(in thousands, except per share data)

Operating revenues	$123,438	$120,044	$108,353	$102,431
Operating earnings	3,536	10,918	9,807	9,006
Earnings before income taxes and equity in net loss of affiliates	3,440	10,806	9,727	8,978
Net earnings (loss)	(31,780)	4,407	5,489	4,902
Net earnings (loss) per common share:
Basic	(1.89)	0.26	0.33	0.29
Diluted	(1.89)	0.26	0.32	0.29

	Quarter Ended
2004	December 31	September 30	June 30	March 31
	(in thousands, except per share data)

Operating revenues	$95,128	$93,277	$90,944	$104,497
Operating earnings	11,385	10,725	10,203	9,491
Earnings before income taxes and equity in net loss of affiliates	11,140	10,549	9,949	9,323
Net earnings	6,297	6,075	5,703	5,106
Net earnings per common share:
Basic	0.38	0.37	0.35	0.32
Diluted	0.37	0.36	0.34	0.31

(20)	Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board enacted Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment” (“Statement 123R”) which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123R requires the measurement of all share-based payments to employees using a fair value based method and the recognition of such fair value as expense in the Company’s consolidated statements of earnings. Adoption of the standard for the Company is required on January 1, 2006, and the Company plans to utilize the “modified prospective” method of adoption. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123R in prior years, the impact of that adoption would have approximated the pro forma impact of Statement 123 as described in Note 1.

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(21)	Contingencies

In April 2005, the Office of Inspector General, U.S. Department of Health and Human Services issued a subpoena duces tecum with respect to the investigation of False Claim Act allegations relating to the billing practices of the Company and certain of its employees and former employees providing therapy services at skilled nursing and long-term care facilities. The Company is fully cooperating with the government and is in the process of turning over the required information in response to the subpoena.

In July 2003, the former medical director and a former physical therapist at an acute rehabilitation unit that the Company previously operated filed a civil action against the Company and its former client hospital, Baxter County Regional Hospital, in the United States District Court for the Eastern District of Arkansas. The relator/plaintiffs seek back pay, civil penalties, treble damages and special damages from the Company and Baxter under the qui tam and whistleblower provisions of the False Claims Act. The allegations contained in the original civil complaint related to the proper classification of rehabilitation diagnoses of patients treated at the acute rehabilitation unit managed by the Company between 1997 and 2001. The Company has agreed to indemnify Baxter for all fees and expenses on all counts arising out of the original complaint except for the whistleblower count filed by the physical therapist, who was an employee of Baxter. The plaintiffs had filed the action under seal in August 2000. The United States Department of Justice, after investigating the allegations, declined to intervene. In June 2003, the seal was lifted and the relator/plaintiffs have proceeded with their case. In June 2005, the relator/plaintiffs filed an amended complaint to include an additional allegation regarding the Centers for Medicare & Medicaid Services’ reporting requirements with respect to medical/surgical patients occupying beds located within a distinct part acute rehabilitation unit. The Company is aggressively defending the case and anticipates that it will be presented to the court for summary adjudication during the second quarter of 2006.

Lawsuits against the Company were filed by certain former StarMed on-call, recruiting and staffing coordinators, and employees in other job classifications seeking overtime compensation and related damages under both federal and state law. The cases were consolidated for pre-trial purposes in the United States District Court for the Central District of California. The plaintiffs sought to bring collective or class action proceedings on behalf of all similarly situated StarMed employees. In January 2005, the court granted plaintiffs' motion to send notices of collective action to all former StarMed employees in the covered job classifications, while denying plaintiffs' request to proceed as a class action under the California state law claims. The notices of collective action were mailed to each person approved by the court. Approximately 195 of those persons receiving notices elected to opt-in to the collective action. See Note 22, “Subsequent Events” for further discussion of this matter.

In addition to the above matters, the Company is a party to a number of other claims and lawsuits, as both plaintiff and defendant. From time to time, and depending upon the particular facts and circumstances, the Company may be subject to indemnification obligations under contracts with the Company’s hospital and healthcare facility clients relating to these matters. The Company does not believe that any liability resulting from any of the above matters, after taking into consideration the Company’s insurance coverage and amounts already provided for, will have a material effect on the Company’s consolidated financial position or overall liquidity; provided, however, such matters, or the expense of prosecuting or defending them, could have a material effect on cash flows and results of operations in a particular quarter or fiscal year as they develop or as new issues are identified.

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, 2004 and 2003

(22)	Subsequent Events

On March 3, 2006, the Company elected to abandon its interest in InteliStaf. This decision was made for a variety of business reasons including:

•	InteliStaf’s continuing poor operating performance;
•

InteliStaf’s liquidity problems resulting in the need for a capital infusion from its shareholders which RehabCare chose not to participate in, thereby further diluting the Company’s interest in InteliStaf;

•	the disproportionate percentage of RehabCare management time and effort that has been devoted to this non-core business; and
•	an expected income tax benefit to be derived from the abandonment.

The Company’s investment in InteliStaf had a carrying value of approximately $2.8 million as of December 31, 2005. This remaining carrying value will be written off during the first quarter of 2006.

As mentioned in Note 21, lawsuits against the Company were filed by certain former StarMed on-call, recruiting and staffing coordinators, and employees in other job classifications seeking compensation and related damages under both federal and state law. The cases were consolidated for pre-trial purposes in the United States District Court for the Central District of California. The plaintiffs sought to bring collective or class action proceedings on behalf of all similarly situated StarMed employees. In January 2005, the court granted plaintiffs' motion to send notices of collective action to all former StarMed employees in the covered job classifications, while denying plaintiffs' request to proceed as a class action under the California state law claims. The notices of collective action were mailed to each person approved by the court. Approximately 195 of those persons receiving notices elected to opt-in to the collective action. On March 6, 2006, while the cases were in an advanced stage of pre-trial discovery, the Company and the plaintiffs reached an agreement to settle the cases. The Company has recorded a charge for the settlement in corporate selling, general and administrative expenses on the statement of earnings for the year ended December 31, 2005. Any legal fees associated with these cases will be expensed as incurred.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2005 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, our management has concluded that our internal control over financial reporting as of December 31, 2005 is effective.

In its evaluation of our internal control over financial reporting, management has excluded the recent acquisition of the operating assets of MeadowBrook Healthcare, Inc. (revenues of $21.7 million and operating loss of $0.4 million), which was acquired in a purchase acquisition during the past year.

Our independent registered public accounting firm, KPMG LLP, has audited management’s evaluation of the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

RehabCare Group, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that RehabCare Group, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that RehabCare Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, RehabCare Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

RehabCare Group, Inc. excluded the recent acquisition of the assets of MeadowBrook Healthcare, Inc. (revenues of $21.7 million and operating loss of $0.4 million), which were acquired in a purchase acquisition during the past year. Our audit of internal control over financial reporting of RehabCare Group, Inc. also excluded an evaluation of the internal control over financial reporting of Meadowbrook Healthcare, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RehabCare Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report, which makes reference to our reliance on the report of other auditors as it relates to the 2005 amounts included for InteliStaf Holdings, Inc. and subsidiaries, dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri

March 13, 2006

ITEM 9B.	OTHER INFORMATION

On March 10, 2006, the Company entered into termination compensation agreements with certain executive officers. The form of each of these agreements is attached as Exhibits 10.3, 10.4 and 10.5 to this report.

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

Name	Age	Position
John H. Short, Ph.D.	61	President and Chief Executive Officer
Jeff A. Zadoks	40	Vice President, Interim Chief Financial Officer
Tom E. Davis	56	Executive Vice President and Chief Development Officer
David B. Groce	46	Senior Vice President, General Counsel and Secretary
Patricia M. Henry	53	Executive Vice President, Traditional Business

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

Jeff A. Zadoks has been Vice President and Interim Chief Financial Officer of the Company since February 2006. Mr. Zadoks joined the Company in December 2003 as Vice President and Corporate Controller. Prior to joining the Company, Mr. Zadoks was Corporate Controller of MEMC Electronic Materials, Inc.

Tom E. Davis has been Executive Vice President and Chief Development Officer since September 2004, having served most recently as President of our hospital rehabilitation services division since January 1998. Mr. Davis joined the Company in January 1997 as Senior Vice President, Operations.

David B. Groce, has been Senior Vice President, General Counsel and Secretary of the Company since December 2005. Prior to joining the Company, Mr. Groce worked in various senior legal management positions at Anheuser Busch, The Earthgrains Company and Sara Lee Corporation. Most recently, Mr. Groce was Vice President of Corporate Strategy for Monsanto Company.

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

During 2005, the Company submitted a Section 12(a) CEO certification to the New York Stock Exchange as required by the Exchange’s corporate governance rules.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is included in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions “Compensation of Executive Officers” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is included in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions “Voting Securities and Principal Holders Thereof” and “Security Ownership by Management” and is incorporated herein by reference.

The following table provides information as of fiscal year ended December 31, 2005 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,347,441	$20.91	874,512
Equity compensation plans not approved by security holders	-	-	-
Total	2,347,441	$20.91	874,512

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2005, the Company acquired a 40% equity interest in Howard Regional Specialty Care, LLC (“Howard Regional”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana. The Company uses the equity method to account for its investment in Howard Regional. In 2005, the Company’s hospital rehabilitation services division recognized operating revenues of approximately $2.1 million for services provided to Howard Regional. The Company’s accounts receivable at December 31, 2005 include approximately $0.2 million related to such revenues.

Beginning in 2003, the Company retained a software vendor for various computer related activities. John H. Short, President and Chief Executive Officer and a director of the Company, is also a director of the software company and Theodore M. Wight, a director of the Company, was also a director of the software company until his resignation from the software company’s board on April 27, 2005. Dr. Short owns 5.5% of the fully diluted capitalization of the software company. Until June 2004, when the United States Small Business Administration was appointed as a receiver for Pacific Northwest Partners SBIC, L.P., Mr. Wight was deemed to control through his affiliation with Pacific

Northwest Partners SBIC, L.P., 27.3% of the fully diluted capitalization of the software company. Subsequent to June 2004, Mr. Wight retained personal ownership of 1.34% of the total capitalization of the software company. The Company paid the software vendor approximately $7,000, $330,000 and $245,000 in 2005, 2004 and 2003, respectively. Effective September 30, 2005, the Company terminated its website hosting agreement with the software vendor.

In accordance with the terms of the Transition Services Agreement between the Company and InteliStaf, the Company agreed to provide certain accounting and back-office services to InteliStaf until those activities were fully integrated by InteliStaf. These services were billed to InteliStaf at cost. This agreement was terminated on March 31, 2005. The Company performed services under this agreement with an aggregate cost of approximately $0.1 million for the year ended December 31, 2005 and $1.5 million for the period from February 2, 2004, to December 31, 2004.

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $560,000 and $190,000 for the year ended December 31, 2005 and the period from May 3, 2004 to December 31, 2004, respectively. 55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short. The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is included in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Ratification of Appointment of Independent Auditors” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Earnings for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

The audited consolidated financial statements of InteliStaf Holdings, Inc. for the year ended December 31, 2005 are included as Exhibit 99.1 to this Annual Report.

(3)	Exhibits:

See Exhibit Index on page 79 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2006

REHABCARE GROUP, INC. (Registrant)

By:	/s/ JOHN H. SHORT
John H. Short
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Dated

/s/ JOHN H. SHORT	President, Chief Executive	March 14, 2006
John H. Short	Officer and Director
(Principal Executive Officer)

/s/ JEFF ZADOKS	Vice President and	March 14, 2006
Jeff A. Zadoks	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ WILLIAM G. ANDERSON	Director	March 14, 2006
William G. Anderson

/s/ ANTHONY S. PISZEL	Director	March 14, 2006
Anthony S. Piszel

/s/ SUZAN L. RAYNER	Director	March 14, 2006
Suzan L. Rayner

/s/ HARRY E. RICH	Director	March 14, 2006
Harry E. Rich

/s/ H. EDWIN TRUSHEIM	Director	March 14, 2006
H. Edwin Trusheim

/s/ LARRY WARREN	Director	March 14, 2006
Larry Warren

/s/ COLLEEN CONWAY-WELCH	Director	March 14, 2006
Colleen Conway-Welch

/s/ THEODORE M. WIGHT	Director	March 14, 2006
Theodore M. Wight

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference)

3.2

Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1995 and incorporated herein by reference)

3.3	Amended and Restated Bylaws (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

4.1

Rights Agreement, dated August 28, 2002, by and between the Registrant and Computershare Trust Company, Inc. (filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed September 5, 2002 and incorporated herein by reference)

10.1

1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.2

Form of Stock Option Agreement for 1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference) *

10.3	Termination Compensation Agreement, dated March 10, 2006 by and between RehabCare Group, Inc. and John H. Short, Ph.D. *

10.4	Form of Termination Compensation Agreement dated March 10, 2006 by and between RehabCare Group, Inc. and either Tom E. Davis or Patricia M. Henry *

10.5

Form of Termination Compensation Agreement dated March 10, 2006 by and between RehabCare Group, Inc. and other executive officers who are not named executive officers in the Registrant’s proxy statement for the 2006 annual meeting of stockholders *

10.6

Deferred Profit Sharing Plan (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, dated February 18, 1993 [Registration No. 33-58490], and incorporated herein by reference) *

10.7	RehabCare Executive Deferred Compensation Plan (filed as Exhibit 10.12 to the Registrant’s Report on Form 10-K, dated May 27, 1994, and incorporated herein by reference) *

10.8	RehabCare Directors’ Stock Option Plan (filed as Appendix A to Registrant’s definitive Proxy Statement for the 1994 Annual Meeting of Stockholders and incorporated herein by reference) *

10.9

Second Amended and Restated 1996 Long-Term Performance Plan (filed as Appendix B to Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and incorporated herein by reference) *

10.10	Form of Stock Option Agreement for the Second Amended and Restated 1996 Long-Term Performance Plan *

10.11	Form of Restricted Stock Agreement for the Second Amended and Restated 1996 Long-Term Performance Plan *

10.12

Amended and Restated Credit Agreement, dated October 12, 2004, by and among RehabCare Group, Inc., as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, and Bank of America, N.A., U.S. Bank National Association, Harris Trust and Savings Bank, National City Bank, Comerica Bank and SunTrust Bank, as participating banks in the lending group (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.13

Pledge Agreement, dated as of October 12, 2004, by and among RehabCare Group, Inc. and Subsidiaries, as pledgors, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.14

Security Agreement, dated as of October 12, 2004, by and among RehabCare Group, Inc. and Subsidiaries, as grantors, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

10.15

Asset Purchase Agreement dated May 3, 2004 by and among RehabCare Group, Inc., Phase 2 Consulting, Inc., a Delaware corporation, Phase 2 Consulting, Inc., a Utah corporation, and John H. Short, Peter F. Singer and Howard W. Salmon (filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.16

Asset Purchase Agreement dated June 8, 2005 by and among RehabCare Group East, Inc., a wholly owned subsidiary of Registrant, MeadowBrook HealthCare, Inc., MeadowBrook Specialty Hospital of Tulsa LLC, Lafayette Rehab Associate Limited Partnership, Clear Lake Rehabilitation Hospital, Inc. and South Dade Rehab Associates Limited Partnership (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 4, 2005)

13.1	Those portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 included in response to Items 5 and 6 of this Annual Report on Form 10-K

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. U.S.C. Section 1350.

32.2	Interim Chief Financial Officer certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. U.S.C. Section 1350.

99.1	Audited consolidated financial statements of InteliStaf Holdings, Inc. for the year ended December 31, 2005, as required by Rule 3-09 of Regulation S-X.

_________________________

*	Management contract or compensatory plan or arrangement.