Form 10-Q
period 2006-03-31
REHABCARE GROUP INC
filed 2006-05-09
CIK 812191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-19294

RehabCare Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	51-0265872
(State of Incorporation)	(I.R.S. Employer Identification No.)

7733 Forsyth Boulevard, 23rd Floor, St. Louis, Missouri 63105

(Address of principal executive offices and zip code)

(314) 863-7422

(Registrant’s telephone number, including area code)

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	[	]	No	[ X ]

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock, par value $.01 per share	16,975,903 (a)

(a) Includes 77,750 shares of unvested restricted stock.

REHABCARE GROUP, INC.

PART 1. – FINANCIAL INFORMATION

Item 1. – Condensed Consolidated Financial Statements

REHABCARE GROUP, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	March 31,	December 31,
	2006	2005
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$24,157	$28,103
Accounts receivable, net of allowance for doubtful accounts of $8,353 and $7,936, respectively	90,347	85,541
Deferred tax assets	7,805	6,359
Other current assets	7,115	7,295
Total current assets	129,424	127,298
Marketable securities, trading	4,105	3,974
Property and equipment, net	28,085	27,495
Excess of cost over net assets acquired, net	94,890	94,960
Intangible assets, net	7,291	7,560
Investments in unconsolidated affiliates	3,483	6,324
Deferred tax assets	1,941	979
Other	4,144	4,335
Total assets	$273,363	$272,925

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,935	$3,408
Accounts payable	2,958	2,474
Accrued salaries and wages	33,341	34,041
Income taxes payable	663	3,437
Accrued expenses	23,476	23,274
Total current liabilities	63,373	66,634
Long-term debt, less current portion	3,500	4,059
Deferred compensation	4,240	3,984
Other	3,833	—
Total liabilities	74,946	74,677

Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 20,845,951 shares and 20,830,351 shares as of March 31, 2006 and December 31, 2005, respectively	208	208
Additional paid-in capital	129,526	128,792
Retained earnings	123,387	123,952
Less common stock held in treasury at cost; 4,002,898 shares as of March 31, 2006 and December 31, 2005	(54,704)	(54,704)
Total stockholders’ equity	198,417	198,248
Total liabilities and stockholders’ equity	$273,363	$272,925

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating revenues	$121,718	$102,431
Costs and expenses:
Operating	97,240	76,498
Selling, general and administrative:
Divisions	9,156	8,635
Corporate	8,549	5,999
Depreciation and amortization	2,904	2,293
Total costs and expenses	117,849	93,425
Operating earnings	3,869	9,006
Interest income	195	196
Interest expense	(263)	(238)
Other income (expense)	(39)	14
Earnings before income taxes and equity in net loss of affiliates	3,762	8,978
Income taxes	1,486	3,635
Equity in net loss of affiliates	(2,841)	(441)
Net earnings (loss)	$(565)	$4,902

Net earnings (loss) per common share:
Basic	$(0.03)	$0.29
Diluted	$(0.03)	$0.29

Weighted-average number of common shares outstanding:
Basic	16,837	16,631
Diluted	16,837	17,145

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three Months Ended,
	March 31,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$(565)	$4,902
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,904	2,293
Provision for doubtful accounts	1,091	1,121
Equity in net loss of affiliates	2,841	441
Stock-based compensation expense	549	—
Income tax benefit related to stock options exercised	82	1,320
Excess tax benefit related to stock options exercised	(81)	—
Loss on disposal of property and equipment	39	—
Changes in assets and liabilities:
Accounts receivable, net	(5,897)	(8,006)
Other current assets	180	(693)
Other assets	81	(267)
Accounts payable	484	(2,706)
Accrued salaries and wages	(700)	(1,714)
Income taxes payable and deferred taxes	(1,349)	(3,752)
Accrued expenses	433	974
Deferred compensation	157	(145)
Net cash provided by (used in) operating activities	249	(6,232)

Cash flows from investing activities:
Additions to property and equipment	(2,977)	(1,700)
Purchase of marketable securities	(36)	(10,612)
Proceeds from sale/maturities of marketable securities	4	10,624
Investment in unconsolidated affiliate	—	(3,637)
Disposition of business	—	(187)
Purchase of businesses, net of cash acquired	(231)	(299)
Other, net	(107)	(275)
Net cash used in investing activities	(3,347)	(6,086)

Cash flows from financing activities:
Principal payments on long-term debt	(1,032)	(473)
Exercise of stock options	103	1,742
Excess tax benefit related to stock options exercised	81	—
Net cash provided by (used in) financing activities	(848)	1,269

Net decrease in cash and cash equivalents	(3,946)	(11,049)
Cash and cash equivalents at beginning of period	28,103	50,405
Cash and cash equivalents at end of period	$24,157	$39,356

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Three Month Periods Ended March 31, 2006 and 2005

(Unaudited)

(1)	Basis of Presentation

The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. The Company accounts for its investments in less than 50% owned affiliates using the equity method. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts may have been reclassified to conform to current year presentation.

The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Reference is made to the Company’s audited consolidated financial statements and the related notes as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of the Company’s accounting policies.

(2)	Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s 2005 Annual Report on Form 10-K, filed on March 15, 2006.

(3)	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment” (“Statement 123R”). Statement 123R requires the recognition of compensation expense for all share-based compensation awarded to employees, net of estimated forfeitures, using a fair-value-based method. The Company adopted Statement 123R on January 1, 2006. Prior to the adoption of Statement 123R, the Company accounted for stock-based awards under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25), as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Under the intrinsic value method, the Company did not reflect stock-based compensation cost in net earnings, as all stock options granted under the Company’s stock compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted the fair value recognition provisions of Statement 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The grant-date fair value of each award is amortized to expense over the award’s vesting period. In accordance

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

with Statement 123R, results for prior periods have not been restated. Compensation expense of approximately $549,000 was recognized for the three months ended March 31, 2006 and is included in corporate selling, general and administrative expense in the accompanying unaudited condensed consolidated statement of earnings. The total deferred income tax benefit recognized for share-based compensation arrangements was approximately $212,000 for the three months ended March 31, 2006. The Company had no cumulative effect adjustment as a result of initially adopting Statement 123R.

Prior to the adoption of Statement 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. Statement 123R requires the cash flows from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As a result of adopting Statement 123R, the Company reported a reduction of cash flow from operations and a corresponding increase to cash flow from financing activities of $81,000 in the three months ended March 31, 2006.

Had the Company used the fair value based accounting method for stock-based compensation expense described by Statement 123 for fiscal periods prior to January 1, 2006, the Company’s diluted net earnings per basic and fully diluted share for the three months ended March 31, 2005 would have been as set forth in the table below. As of January 1, 2006, the Company adopted Statement 123R thereby eliminating pro forma disclosure for periods following such adoption. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option valuation model and amortized to expense over the options’ vesting periods. Amounts are in thousands, except per share data.

Three Months Ended
March 31,
2005

Net earnings, as reported	$4,902
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(533)

Pro forma net earnings	$4,369

Net earnings per share:
Basic, as reported	$0.29
Basic, pro forma	$0.26
Diluted, as reported	$0.29
Diluted, pro forma	$0.25

Incentive Plans

The Company has various incentive plans that provide long-term incentive and retentive awards. These awards include stock options and restricted stock awards. At March 31, 2006, a total of 755,877 shares were available for future issuance under the plans.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Stock Options

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

Prior to the adoption of Statement 123R, and in accordance with APB No. 25, no stock-based compensation cost was reflected in net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the fair market value of the stock on the date of grant. For footnote disclosures under Statement 123, the fair value of each option award was estimated on the date of grant using a Black-Scholes-Merton option valuation model. Under Statement 123R, the fair value of each option award is also estimated on the date of grant using a Black-Scholes-Merton option valuation model. Estimates of fair value may not equal the value ultimately realized by employees who receive equity awards. The assumptions used to estimate fair value are noted in the following table. The Company uses the historical volatility of the Company’s stock and other factors to estimate expected volatility. The expected term of options is based on historical data and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk free interest rate is based on the U. S. Treasury yield curve in effect at the time of grant.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2006	2005

Expected volatility	33%	35%
Expected dividends	0%	0%
Expected term (in years)	5.8-8.5	5.2-8.2
Risk-free rate	4.3%-4.7%	3.7%-4.1%

A summary of stock option activity for the three month period ended March 31, 2006 follows:

		Weighted-	Weighted-Average		Aggregate
		Average	Remaining		Intrinsic
		Exercise	Contractual		Value
Stock Options	Shares	Price	Life		(millions)

Outstanding at January 1, 2006	2,347,441	$20.91
Granted	94,000	18.93
Exercised	(15,600)	6.62
Forfeited or expired	(53,535)	29.49
Outstanding at March 31, 2006	2,372,306	$20.73	5.2	yrs	$6.97
Exercisable at March 31, 2006	1,901,572	$20.17	4.3		$6.96

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $8.72 per share. The total intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $210,000.

A summary of the status of the Company’s nonvested stock options as of March 31, 2006 and changes during the three month period ended March 31, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at January 1, 2006	412,269	$ 9.88
Granted	94,000	8.72
Vested	(23,125)	9.62
Forfeited	(12,410)	10.41
Nonvested at March 31, 2006	470,734	$ 9.64

As of March 31, 2006, there was approximately $2.5 million of unrecognized compensation cost related to nonvested options. Such cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Awards

In the first quarter of 2006, the Company began issuing restricted stock awards to attract and retain key Company executives. At the end of a three-year restriction period, the awards will vest and be transferred to the participant provided that the participant has been an employee of the Company continuously throughout the restriction period.

The Company’s restricted stock awards have been classified as equity awards under Statement 123R. The fair value of each award is the market price of the Company’s common stock on the date of grant and is amortized to expense ratably over the 3-year vesting period. In general, the Company will receive a tax deduction for each restricted stock award on the vesting date equal to the fair market value of the restricted stock on the vesting date.

A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2006 and changes during the three month period ended March 31, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at January 1, 2006	—	—
Granted	78,170	$18.90
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2006	78,170	$18.90

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

As of March 31, 2006, there was approximately $1.4 million of unrecognized compensation cost related to nonvested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 2.9 years. The Company plans to issue new shares of common stock to satisfy restricted stock award vestings.

(4)	Earnings per Share

Basic net earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted net earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (as calculated utilizing the treasury stock method). These potential shares include dilutive stock options and unvested restricted stock awards.

The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except per share data):

	Three Months Ended,
	March 31,
	2006	2005
Numerator:
Numerator for basic and diluted earnings (loss) per share –
net earnings (loss)	$(565)	$4,902

Denominator:
Denominator for basic earnings (loss) per share –
weighted-average shares outstanding	16,837	16,631

Effect of dilutive securities:
stock options and restricted stock awards	—	514

Denominator for diluted earnings (loss) per share –
adjusted weighted-average shares and assumed
conversions	16,837	17,145

Basic earnings (loss) per share	$(0.03)	$0.29

Diluted earnings (loss) per share	$(0.03)	$0.29

For the three months ended March 31, 2006, due to the Company’s net loss position, all outstanding options and unvested restricted stock awards totaling 2,450,476 potential shares were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

(5)	Comprehensive Income

Comprehensive income consisted only of net income in the three months ended March 31, 2006 and 2005.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(6)	Investments in Unconsolidated Affiliates

The Company sold its StarMed staffing business to InteliStaf Holdings, Inc. (“InteliStaf”) on February 2, 2004 in exchange for a minority equity interest in InteliStaf. As of December 31, 2005, the Company held approximately 26.7% of the outstanding common stock of InteliStaf. The Company uses the equity method to account for its investment in InteliStaf and recorded its initial investment at its fair value of $40 million, as determined by a third party valuation firm.

During 2005, InteliStaf incurred significant operating losses even though the healthcare staffing industry as a whole showed signs of recovery. The Company reviewed the investment for impairment in accordance with requirements of APB Opinion No. 18. “The Equity Method of Accounting for Investments in Common Stock.” Based on this review, the Company concluded that an other than temporary decline in the value of the Company’s investment had occurred in the fourth quarter of 2005. This impairment combined with the Company’s share of InteliStaf’s operating losses reduced the carrying value of the Company’s investment in InteliStaf to $2.8 million at December 31, 2005.

On March 3, 2006, the Company elected to abandon its interest in InteliStaf. This decision was made for a variety of business reasons including InteliStaf’s continuing poor operating performance, the disproportionate percentage of Company management time and effort that was being devoted to this non-core business and an expected income tax benefit to be derived from the abandonment. In the first quarter of 2006, the Company wrote off the $2.8 million remaining carrying value of its investment in InteliStaf. This write-off was recorded as part of equity in net loss of affiliates on the accompanying unaudited condensed consolidated statement of earnings.

In January 2005, the Company paid $3.6 million for a 40% equity interest in Howard Regional Specialty Care, LLC (“Howard Regional”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana. The Company uses the equity method to account for its investment in Howard Regional. The value of the Company’s investment in Howard Regional at the transaction date exceeded its share of the book value of Howard Regional’s stockholders’ equity by approximately $3.5 million. This excess is being accounted for as equity method goodwill. The carrying value of the Company’s investment in Howard Regional was $3.5 million at March 31, 2006 and December 31, 2005.

(7)	Business Combinations

On August 1, 2005, the Company purchased substantially all of the operating assets of MeadowBrook Healthcare, Inc. and certain of its subsidiaries ("MeadowBrook") for approximately $36.6 million plus costs of executing the acquisition and subject to adjustment based on acquired working capital levels to be determined in accordance with the terms of the purchase agreement. The purchase price was funded from a combination of cash on hand and credit facilities, plus $9 million in subordinated notes issued to the seller, of which $4.5 million was outstanding at March 31, 2006. The Company concurrently entered into separate leases with respect to the four MeadowBrook operating facilities with SunTrust Equity Funding. SunTrust Equity Funding acquired the real estate from MeadowBrook in a separate transaction that closed concurrently with the Company's asset purchase.

The following pro forma information assumes the MeadowBrook acquisition had occurred on January 1, 2005. Such results have been prepared by adjusting the historical Company results to include MeadowBrook’s results of operations, amortization of acquired finite-lived intangibles and incremental interest related to acquisition debt. The pro forma results do not include any cost savings that may result from the combination of the Company’s and MeadowBrook’s operations. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

the beginning of such period nor are they necessarily indicative of future results. Amounts are in thousands, except per share data.

	Three Months Ended
	March 31, 2005
	As Reported	Pro Forma

Operating revenues	$102,431	$118,219
Net earnings	$4,902	$5,740
Diluted net earnings per share	$0.29	$0.33

(8)	Restructuring Costs

As reported in note 6, the Company sold its StarMed staffing division to InteliStaf on February 2, 2004. In connection with this sale, the Company initiated a series of restructuring activities to reduce the cost of corporate overhead that had previously been absorbed by the staffing division. All restructuring activities were completed by March 31, 2006 except for the payment of lease exit costs. Activity related to lease exit costs totaled approximately $37,000 in the first quarter of 2006. As a result, the balance remaining in the Company’s restructuring reserve decreased from $265,000 at December 31, 2005 to approximately $228,000 at March 31, 2006.

(9)	Excess of Cost Over Net Assets Acquired and Other Intangible Assets

At March 31, 2006 and 2005, the Company had the following intangible asset balances (in thousands of dollars):

	March 31, 2006		March 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Noncompete agreements	$695	$(283)	$455	$(115)
Trade names	2,873	(247)	550	(37)
Contractual customer relationships	6,906	(3,463)	10,300	(1,875)
Total	$10,474	$(3,993)	$11,305	$(2,027)

Unamortized Intangible Assets:
Trade names	$810		$2,360

Amortization expense on intangible assets was approximately $339,000 and $476,000 for the three months ended March 31, 2006 and 2005, respectively.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The changes in the carrying amount of excess of cost over net assets acquired for the three months ended March 31, 2006 are as follows (in thousands):

	Contract		Freestanding	Healthcare Management
	Therapy	HRS (a)	Hospitals	Consulting	Total
Balance at December 31, 2005	$21,795	$39,669	$29,352	$4,144	$94,960
Purchase price adjustments
and allocations	—	—	(70)	—	(70)
Balance at March 31, 2006	$21,795	$39,669	$29,282	$4,144	$94,890

(a)	Hospital Rehabilitation Services (HRS).

(10)	Long-Term Debt

In connection with the purchase of businesses in 2004 and 2005, the Company issued long-term subordinated promissory notes to the respective selling parties. As of March 31, 2006, the remaining aggregate principal balance on all subordinated promissory notes was approximately $6.4 million.

As of March 31, 2006, the Company had approximately $14.5 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount the Company may borrow under its line of credit. As of March 31, 2006, the available borrowing capacity under the line of credit was approximately $75.5 million.

(11)	Industry Segment Information

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

	Operating Revenues		Operating Earnings (Loss)
	Three Months Ended,		Three Months Ended,
	March 31,		March 31,
	2006	2005	2006	2005
Program management:
Contract therapy	$57,438	$52,459	$(1,334)	$2,393
Hospital rehabilitation services	46,451	47,813	5,525	6,676
Program management total	103,889	100,272	4,191	9,069
Freestanding hospitals	15,153	—	(322)	—
Healthcare management consulting	2,696	2,310	—	(63)
Less intercompany revenues (1)	(20)	(151)	N/A	N/A
Total	$121,718	$102,431	$3,869	$9,006

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	Depreciation and Amortization		Capital Expenditure
	Three Months Ended,		Three Months Ended,
	March 31,		March 31,
	2006	2005	2006	2005
Program management:
Contract therapy	$1,127	$959	$592	$627
Hospital rehabilitation services	1,195	1,327	229	1,056
Program management total	2,322	2,286	821	1,683
Freestanding hospitals	572	—	2,152	—
Healthcare management consulting	10	7	4	17
Total	$2,904	$2,293	$2,977	$1,700

	Total Assets		Unamortized Goodwill
	as of March 31,		as of March 31,
	2006	2005	2006	2005
Program management:
Contract therapy	$78,716	$72,846	$21,795	$21,809
Hospital rehabilitation services	128,464	160,252	39,669	42,728
Program management total	207,180	233,098	61,464	64,537
Freestanding hospitals	59,620	—	29,282	—
Healthcare management consulting	6,563	6,308	4,144	4,144
Corporate – investment in unconsolidated affiliate	—	38,852	N/A	N/A
Total	$273,363	$278,258	$94,890	$68,681

(1)	Intercompany revenues represent sales of services, at market rates, between the Company’s operating segments.

(12)	Related Party Transactions

As mentioned in note 6, in January 2005, the Company acquired a 40.0% equity interest in Howard Regional, which operates a freestanding rehabilitation hospital in Kokomo, Indiana. The Company uses the equity method to account for its investment in Howard Regional. The Company’s hospital rehabilitation services division recognized operating revenues for services provided to Howard Regional of approximately $0.7 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. The Company’s accounts receivable at March 31, 2006 and December 31, 2005 include approximately $0.5 million and $0.2 million, respectively, that was due from Howard Regional.

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $120,000 and $170,000 for the three months ended March 31, 2006 and 2005, respectively. 55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short. The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(13)             Subsequent Events

On May 3, 2006 the Company entered into a definitive agreement to acquire all of the outstanding limited liability company membership interests of Symphony Health Services, LLC (“Symphony”) for a purchase price of $101.5 million in cash, subject to certain working capital and other adjustments. Symphony is a leading provider of contract therapy services in the nation with annual revenue of over $230 million. The transaction is subject to certain closing conditions, including completion of review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction has been approved by the Company’s Board of Directors and the members of Symphony, and following the receipt of governmental clearance, is expected to close on or about July 1, 2006. To finance this transaction, the Company expanded its line of credit commitment from $90 million to $150 million. The transaction will be funded by the Company through a combination of cash on hand and borrowings against its line of credit.

On May 5, 2006, the Company entered into a definitive agreement to acquire substantially all of the assets of Advance Care Hospital, L.L.C. (“Advance Care”) for a purchase price of approximately $18.7 million in cash and subordinated promissory notes, subject to certain working capital and other adjustments. In addition, the Company will assume and perform certain liabilities of Advance Care. Advance Care, which is currently doing business as Solara Hospital New Orleans, is a 44-bed long-term acute care hospital with approximately 120 employees and annual operating revenues of approximately $14.5 million. The transaction is expected to close on June 1, 2006 and the Company expects to fund the purchase through a combination of cash on hand, borrowings against the Company’s line of credit and subordinated promissory notes.

REHABCARE GROUP, INC.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include but are not limited to, our ability to consummate acquisitions and other partnering relationships at reasonable valuations; our ability to integrate recent and pending acquisitions and partnering relationships within the expected timeframes and to achieve the revenue and earnings levels from such acquisitions and relationships at or above the levels projected; changes in governmental reimbursement rates and other regulations or policies affecting the services provided by us to clients and/or patients; the operational, administrative and financial effect of our compliance with other governmental regulations and applicable licensing and certification requirements; our ability to attract new client relationships or to retain and grow existing client relationships through expansion of our hospital rehabilitation and contract therapy service offerings and the development of alternative product offerings; the future financial results of our unconsolidated affiliates; the adequacy and effectiveness of our operating and administrative systems; our ability to attract and the additional costs of attracting and retaining administrative, operational and professional employees; shortages of qualified therapists and other healthcare personnel; significant increases in health, workers compensation and professional and general liability costs; litigation risks of our past and future business, including our ability to predict the ultimate costs and liabilities or the disruption of our operations; competitive and regulatory effects on pricing and margins; our ability to effectively respond to fluctuations in our census levels and number of patient visits; the proper functioning of our information systems; natural disasters and other unexpected events which could severely damage or interrupt our systems and operations; and general and economic conditions, including efforts by governmental reimbursement programs, insurers, healthcare providers and others to contain healthcare costs.

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

REHABCARE GROUP, INC.

Selected Operating Statistics:

	Three Months Ended March 31,
	2006	2005	% Change
Program Management:
Contract therapy:
Operating Revenues (in thousands)	$57,438	$52,459	9.5%
Average Number of Locations	749	715	4.8
Average Revenue per Location	$76,638	$73,347	4.5

Hospital Rehabilitation Services:
Operating Revenues (in thousands)
Inpatient	$33,607	$35,632	(5.7)%
Outpatient	12,844	12,181	5.4
Total	$46,451	$47,813	(2.8)

Average Number of Programs
Inpatient	138	143	(3.4)%
Outpatient	42	41	3.4
Total	180	184	(2.2)

Average Revenue per Program
Inpatient	$243,665	$249,587	(2.4)%
Outpatient	306,297	300,347	2.0
Total	$258,267	$260,817	(1.0)

Freestanding Hospitals:
Operating Revenues (in thousands)	$15,153	$—	N/A

Healthcare Management Consulting:
Operating Revenues (in thousands)	$2,696	$2,310	16.7%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Operating Revenues

Consolidated operating revenues during the first quarter of 2006 increased by $19.3 million, or 18.8%, to $121.7 million compared to $102.4 million in the first quarter of 2005. The revenue increase was primarily due to the acquisition of MeadowBrook in the third quarter of 2005 as well as the growth in our contract therapy business. Revenues for the contract therapy segment increased $5.0 million or 9.5%. The new freestanding hospitals segment generated revenues of $15.2 million during the first quarter of 2006 while revenues for hospital rehabilitation services decreased $1.4 million or 2.8% from the first quarter of 2005.

Contract therapy segment revenues grew 9.5% in the first quarter of 2006 compared to the first quarter of 2005 primarily due to the 4.8% increase in the average number of facilities we operated in during the first quarter of 2006 as the result of the segment’s sales efforts, which have been responsible for the opening of 237 programs between March 31, 2005 and March 31, 2006. However, contract therapy’s growth was limited by the termination of 189 contracts over that same period. Adding to the revenue increase was a

REHABCARE GROUP, INC.

same store revenue growth of 1.2% from the first quarter of 2005 to the first quarter of 2006. Much of the same store growth and increase in the average revenue per location, however, was attributable to increases in the segment’s Medicare Part A patient services, which generate lower than average contribution margins. The primary driver behind both the increase in services delivered to Medicare Part A patients in the first quarter of 2006 and slowed same store growth, compared to the 8-12% same store growth achieved in recent quarters, was the implementation of the Medicare Part B therapy caps on January 1, 2006. Revenues attributable to services provided to Medicare Part B patients fell sharply in the first quarter of 2006, as expected, and much of this therapist capacity was redirected toward the provision of therapy to our Medicare Part A patients.

Hospital rehabilitation services segment operating revenues declined by $1.4 million, or 2.8%, as strong growth in the outpatient business was offset by declines in revenues from acute rehabilitation and subacute contracts associated with VitalCare. The outpatient business growth is a result of a 4.8% increase in same store patient visits and reflects our ability to access referral sources within our continuums of care. Although acute rehabilitation revenues continue to be impacted by the 75% rule, same store discharges remained relatively unchanged from the first quarter of 2005, up 0.2%. Inpatient revenues were negatively impacted by slightly lower revenue per discharge on a same store basis and fewer operating units. The average number of inpatient units declined 3.4% from 143 in the first quarter of 2005 to 138 in the first quarter of 2006. In particular, revenues from units associated with VitalCare fell $1.1 million as seven contracts were terminated between March 31, 2005 and March 31, 2006.

Freestanding hospital segment revenues were $15.2 million in the first quarter of 2006. Our acquisition of the assets of MeadowBrook was completed on August 1, 2005. We opened a freestanding rehabilitation hospital in Arlington, Texas in December 2005; however, the new hospital didn’t receive its Medicare certification until mid-February, limiting its revenues to $0.3 million in the first quarter of 2006. In an effort to stabilize fluctuating patient census at all hospitals, a medical director and medical staff recruitment campaign was initiated. For the rehabilitation hospitals, a targeted internal medicine and primary care physician recruitment strategy has been executed and has had a positive impact.

Costs and Expenses
	Three Months Ended March 31,
	2006		2005
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$97,240	79.9%	$76,498	74.7%
Division selling, general and administrative	9,156	7.5	8,635	8.4
Corporate selling, general and administrative	8,549	7.0	5,999	5.9
Depreciation and amortization	2,904	2.4	2,293	2.2
Total costs and expenses	$117,849	96.8%	$93,425	91.2%

Operating expenses increased as a percentage of revenues due to increased operating costs in contract therapy as discussed in more detail below and due to the overall shift in revenue mix toward our contract therapy and freestanding hospital businesses, which tend to have lower operating margins. The decrease in division selling, general and administrative costs as a percentage of revenues resulted in part from efforts by hospital rehabilitation services to control overhead costs. In addition, contract therapy’s higher revenues helped to leverage the division’s selling, general and administrative costs. The increase in corporate selling, general and administrative costs resulted primarily from a significant increase in legal and

REHABCARE GROUP, INC.

acquisition-related expenses and the recognition of approximately $0.5 million of stock-based compensation expense in the first quarter of 2006. Depreciation and amortization increased primarily as a result of the August 2005 acquisition of the assets of MeadowBrook.

	Three Months Ended,
	2006		2005
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$49,349	85.9%	$41,872	79.8%
Division selling, general and administrative	4,202	7.3	3,955	7.5
Corporate selling, general and administrative	4,094	7.1	3,280	6.3
Depreciation and amortization	1,127	2.0	959	1.8
Total costs and expenses	$58,772	102.3%	$50,066	95.4%
Hospital Rehabilitation Services:
Operating expenses	$32,716	70.4%	$32,968	68.9%
Division selling, general and administrative	3,715	8.0	4,185	8.7
Corporate selling, general and administrative	3,300	7.1	2,657	5.6
Depreciation and amortization	1,195	2.6	1,327	2.8
Total costs and expenses	$40,926	88.1%	$41,137	86.0%
Freestanding Hospitals:
Operating expenses	$13,191	87.1%	$—	—%
Division selling, general and administrative	662	4.4	—	—
Corporate selling, general and administrative	1,050	6.9	—	—
Depreciation and amortization	572	3.7	—	—
Total costs and expenses	$15,475	102.1%	$—	—%
Healthcare Management Consulting:
Operating expenses	$2,004	74.3%	$1,809	78.3%
Division selling, general and administrative	577	21.4	495	21.4
Corporate selling, general and administrative	105	3.9	62	2.7
Depreciation and amortization	10	0.4	7	0.3
Total costs and expenses	$2,696	100.0%	$2,373	102.7%

Total contract therapy segment costs and expenses increased in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to the increase in direct operating expenses associated with the increased number of contract therapy locations being managed by the division during these time periods, including a $0.6 million one-time recruiting fee paid in conjunction with the hiring of the entire therapist staff of a large chain of facilities under a contract signed in the first quarter. In addition, the segment’s direct operating expenses significantly increased as a percentage of unit revenue as a result of the introduction of the Medicare Part B therapy caps on January 1, 2006, which directly led to both decreased Medicare Part B revenues and an increase in the division’s lower-margin Medicare Part A revenues. The actual cost of direct labor has also contributed to the segment’s increased direct operating expenses, triggered by the continuing tight therapist labor market. These increased direct operating costs were partially offset by the reduction in bad debt expense, resulting from an improved current risk profile in contract therapy’s portfolio of accounts receivable. While contract therapy’s division selling, general and administrative costs increased in absolute dollars to accommodate the growth in facilities, these costs decreased slightly as a percentage of revenues from the first quarter of 2005 to the first quarter of 2006 as the division continued to leverage its management structure. The segment’s corporate selling, general and

REHABCARE GROUP, INC.

administrative costs increased as a percent of revenues from the first quarter of 2005 to the first quarter of 2006 due to both an increase in allocated acquisition-related expenses and stock based compensation as well as an increase in legal fees, particularly fees related to the our ongoing efforts to respond to a subpoena issued in April 2005 by the Office of Inspector General of the Department of Health and Human Services. The division’s depreciation and amortization expense increased slightly from the first quarter of 2005 to the first quarter of 2006 primarily due to new therapy equipment placed in service after March 31, 2005. The combined effect of the decreased Medicare Part B revenue and the increased costs at the direct operating and corporate selling, general and administrative levels has resulted in a division operating loss of $1.3 million in the first quarter of 2006 compared to operating earnings of $2.4 million in the first quarter of 2005.

Total hospital rehabilitation services (HRS) segment costs and expenses declined slightly in the first quarter of 2006 as compared to the prior year quarter. The HRS business unit was negatively impacted by increased therapist labor costs associated with both existing employees and new hires as well as contract labor as there continues to be a high demand for therapists in the market. Division selling, general and administrative expenses decreased significantly as we consolidated certain HRS management functions with our contract therapy division. HRS’s corporate selling, general and administrative expenses increased primarily as a result of increased legal, stock based compensation and allocated acquisition-related expenses. The segment's depreciation and amortization expense declined from the first quarter of 2005 to the first quarter of 2006, primarily due to lower amortization associated with VitalCare’s intangible assets. In the fourth quarter of 2005, we determined the VitalCare trade name and contractual customer relationship intangible assets were impaired and wrote down the value of those assets accordingly. Total hospital rehabilitation services operating earnings decreased by $1.2 million from $6.7 million in the first quarter of 2005 to $5.5 million in the first quarter of 2006.

The freestanding hospitals segment incurred an operating loss of $0.3 million in the first quarter of 2006 primarily due to operating losses associated with our Arlington, Texas hospital which admitted its first patient in late December 2005 and start-up costs incurred for our Amarillo, Texas facility which is under construction. We anticipate that the Amarillo facility will open in the third quarter of 2006 assuming there are no delays with the construction process. In addition, the freestanding hospitals segment incurred an estimated $0.3 million of overlapping corporate selling, general and administrative expenses in the first quarter of 2006 related to the transition of MeadowBrook’s corporate oversight activities from Birmingham, Alabama to RehabCare’s headquarters in St. Louis, Missouri. These activities have been fully transitioned as of March 31, 2006.

Non-Operating Items

Interest income remained flat in the first quarter of 2006 compared to the first quarter of 2005. Interest expense primarily represents interest on subordinated promissory notes issued as partial consideration for the MeadowBrook acquisition in August 2005 and various other acquisitions completed in 2004, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit. We had no outstanding balance on the line of credit as of March 31, 2006 or March 31, 2005.

Earnings before income taxes and equity in net loss of affiliates decreased by 58.1% to $3.8 million in the first quarter of 2006 from $9.0 million in the first quarter of 2005. The provision for income taxes was $1.5 million in the first quarter of 2006 compared to $3.6 million in the first quarter of 2005, reflecting effective income tax rates of 39.5% and 40.5%, respectively.

Equity in net loss of affiliates represents our share of the losses of less than majority owned equity investments, primarily our investment in InteliStaf Holdings. During the first quarter of 2006, we elected to abandon our interest in InteliStaf and therefore wrote off the $2.8 million remaining carrying value of our investment in InteliStaf. This decision was made for a variety of business reasons including InteliStaf’s

REHABCARE GROUP, INC.

continuing poor operating performance, the disproportionate percentage of our management time and effort that was being devoted to this non-core business, and an expected income tax benefit to be derived from the abandonment.

Diluted net earnings (loss) per share was $(0.03) in the first quarter of 2006 compared to $0.29 in the first quarter of 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had $24.2 million in cash and cash equivalents, and a current ratio, the amount of current assets divided by current liabilities, of 2.0 to 1. Working capital increased by $5.4 million to $66.1 million as of March 31, 2006 as compared to $60.7 million as of December 31, 2005 primarily due to an increase in accounts receivable. Net accounts receivable were $90.3 million at March 31, 2006, compared to $85.5 million at December 31, 2005. The number of days’ average net revenue in net receivables was 66.2 and 63.9 at March 31, 2006 and December 31, 2005, respectively. This increase was principally driven by an increase in days sales outstanding in the freestanding hospital division as billings for the Tulsa, Oklahoma long term acute care hospital were delayed pending approval of the change of ownership for the Medicare provider number. The change of ownership has since been approved by Medicare and collections are expected to increase significantly during the second quarter.

Operating cash flows constitute our primary source of liquidity and historically have been sufficient to fund working capital, capital expenditures, internal business expansion and debt service requirements. We expect to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements from a combination of internal sources and outside financing. We have a $90 million, five-year revolving credit facility, dated October 12, 2004, with no balance outstanding as of March 31, 2006. The credit facility is expandable to $125 million with approval of the lending group, subject to our continued compliance with the terms of the credit agreement. We have approximately $14.5 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount we may borrow under the revolving credit facility.

As part of the purchases of the MeadowBrook business in 2005 and various other acquisitions completed in 2004, we issued long-term subordinated promissory notes to the respective selling parties. These notes bear interest at rates ranging from 6%-8%. As of March 31, 2006, approximately $6.4 million of these notes remained outstanding. Approximately $2.9 million is due within the next twelve months, with the remainder payable in installments through August 2008. In addition, as part of our arrangement with Signature Healthcare Foundation, we extended a $2.0 million line of credit to Signature. At March 31, 2006, Signature had drawn approximately $1.4 million against this line of credit.

Regulatory and Legislative Update

As part of the Deficit Reduction Act of 2005 (the “DRA”), Medicare Part B therapy caps were reinstated along with a detailed exception process. Any Medicare beneficiary who would exceed the cap of $1,740 for occupational therapy and/or $1,740 combined for physical & speech therapies would need to qualify for an exception should further rehabilitation be deemed medically necessary. An automatic exception process was established and has been in practice by the fiscal intermediaries since March 13, 2006. A majority of our patients qualify for this automatic exception. The provision also extended retroactively from service dates beginning January 1, 2006. Patients who do not qualify for an automatic exception can make application for a manual exception. Confusion over this process on the date the caps expired and the education efforts required to implement the new process contributed to declining volumes of Part B therapy services. In fact, our contract therapy business experienced a 14.2% decline in Part B revenues from $16.5 million in the first quarter of 2005 to $14.1 million in the first quarter of 2006. In March, the drop in

REHABCARE GROUP, INC.

volumes lessened as the new process became more integrated with our clients. Pending the ongoing administration by the fiscal intermediaries, we anticipate utilization volumes to return to pre-cap levels in the second quarter of 2006. We and the industry will continue to work with CMS to create a longer term solution as the exception process expires on December 31, 2006.

Under the provisions of the DRA, the full implementation of the 75% Rule has been delayed by one year, and the currently prevailing 60% level has been extended until June 2007. The 75% Rule is designed to manage the types of rehabilitation patients cared for in acute rehabilitation units in an effort to promote economic efficiency within the Medicare program. Recently, our hospital rehabilitation services business experienced greater scrutiny on the part of certain fiscal intermediaries in Mississippi and Virginia resulting in denied claims. Of particular concern are those patients who were admitted with a diagnosis of single joint replacement. Reimbursement for these so called 25% patients is being denied based on the fiscal intermediary’s belief that the service could have been rendered in what the fiscal intermediaries believe to be a lower cost setting, such as a skilled nursing facility. We will rigorously appeal such claims in an effort to ensure patient access for the appropriate level of care.

In January 2006, CMS issued proposed regulatory changes regarding Medicare reimbursement for LTACHs. The final rule was released on May 2. Based on our understanding of the final rule, we expect a minimal impact to our existing LTACH business.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies, including the use of estimates, were presented in the notes to consolidated financial statements included in our 2005 Annual Report on Form 10-K, filed on March 15, 2006.

Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties. Our most critical accounting policies pertain to allowance for doubtful accounts, contractual allowances, goodwill and other intangible assets, health, workers compensation and professional liability insurance accruals and accounting for investments in unconsolidated affiliates. Each of these critical accounting policies was discussed in our 2005 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no significant changes in the application of critical accounting policies during the first quarter of 2006.

REHABCARE GROUP, INC.

Item 3. – Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in the reported market risks since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. – Controls and Procedures

As of March 31, 2006, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REHABCARE GROUP, INC.

PART II. – OTHER INFORMATION

Item 1. – Legal Proceedings

In April 2005, the Office of Inspector General, U.S. Department of Health and Human Services, issued a subpoena duces tecum with respect to an investigation of the Company’s billing and business practices relative to operations within skilled nursing and long-term care facilities in New Jersey. Since receiving the subpoena, we have cooperated with the government and we continue to turn over information in response to the subpoena.

In July 2003, the former medical director and a former physical therapist at an acute rehabilitation unit that we previously operated filed a civil action against us and our former client hospital, Baxter County Regional Hospital, in the United States District Court for the Eastern District of Arkansas. The relator/plaintiffs seek back pay, civil penalties, treble damages and special damages from us and Baxter under the qui tam and whistleblower provisions of the False Claims Act. The allegations contained in the original civil complaint related to the proper classification of rehabilitation diagnoses of patients treated at the acute rehabilitation unit managed by us between 1997 and 2001. We have agreed to indemnify Baxter for all fees and expenses on all counts arising out of the original complaint except for the whistleblower count filed by the physical therapist, who was an employee of Baxter. The plaintiffs had filed the action under seal in August 2000. The United States Department of Justice, after investigating the allegations, declined to intervene. In June 2003, the seal was lifted and the relator/plaintiffs have proceeded with their case. In June 2005, the relator/plaintiffs filed an amended complaint to include an additional allegation regarding CMS’s reporting requirements with respect to medical/surgical patients occupying beds located within a distinct part acute rehabilitation unit. We are aggressively defending the case and on April 14, 2006 we filed a motion for summary judgment in an effort to seek a favorable dismissal of all claims without the necessity or expense of a full trial.

Lawsuits against us were filed by certain former StarMed on-call, recruiting and staffing coordinators, and employees in other job classifications seeking overtime compensation and related damages under both federal and state law. The cases were consolidated for pre-trial purposes in the United States District Court for the Central District of California. The plaintiffs sought to bring collective or class action proceedings on behalf of all similarly situated StarMed employees. In January 2005, the court granted plaintiffs' motion to send notices of collective action to all former StarMed employees in the covered job classifications, while denying plaintiffs' request to proceed as a class action under the California state law claims. The notices of collective action were mailed to each person approved by the court. Approximately 195 of those persons receiving notices elected to opt-in to the collective action. In March 2006, we agreed to settle and resolve all claims asserted by all parties, without any admission of liability or wrongdoing. The Company recognized a charge for the settlement in its results for the year ended December 31, 2005.

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

REHABCARE GROUP, INC.

Item 1A. – Risk Factors

For information regarding risk factors, please refer to the Company’s 2005 Annual Report on Form 10-K. There were no material changes in the Company’s risk factors in the first quarter of 2006.

Item 4. – Submission of Matters to Security Holders

At our Annual Meeting of Stockholders held on Tuesday, May 2, 2006, the following matters were voted upon:

1.

Election of Colleen Conway-Welch, Anthony S. Piszel, Suzan L. Rayner, Harry E. Rich, John H. Short, H. Edwin Trusheim, Larry Warren and Theodore M. Wight to serve as Directors of the Company for terms expiring in 2007:

Name	For	Withheld Authority

Colleen Conway-Welch	15,363,051	106,951
Anthony S. Piszel	15,371,161	98,841
Suzan L. Rayner	15,371,496	98,506
Harry E. Rich	15,366,636	103,366
John H. Short	14,969,276	500,726
H. Edwin Trusheim	14,911,584	558,418
Larry Warren	15,317,321	152,681
Theodore M. Wight	14,730,578	739,424

2.	Approval of the 2006 Equity Incentive Plan:

For	8,197,607
Against	4,420,598
Abstain	30,568
Non-Votes	2,821,229

3.	Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2006:

For	15,371,909
Against	93,598
Abstain	4,495
Non-Votes	—

Item 6. - Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REHABCARE GROUP, INC.

May 9, 2006

By:	/s/ Jay W. Shreiner
Jay W. Shreiner
Senior Vice President,
Chief Financial Officer

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

3.3	Amended and Restated Bylaws, dated May 2, 2006 (filed as Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated May 5, 2006 and incorporated herein by reference)

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

_________________________

EXHIBIT 31.1

CERTIFICATION

I, John H. Short, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RehabCare Group, Inc. (the “Registrant”):
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

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the Registrant and we have:

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

c)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting;

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: May 9, 2006

By:	/s/ John H. Short
John H. Short
President and
Chief Executive Officer
RehabCare Group, Inc.

EXHIBIT 31.2

CERTIFICATION

I, Jay W. Shreiner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RehabCare Group, Inc. (the “Registrant”):
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

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the Registrant and we have:

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

c)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting;

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: May 9, 2006

By:	/s/ Jay W. Shreiner
Jay W. Shreiner
Senior Vice President,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RehabCare Group, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John H. Short, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ John H. Short
John H. Short
President and
Chief Executive Officer
RehabCare Group, Inc.
May 9, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RehabCare Group, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jay W. Shreiner, Senior Vice President Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Jay W. Shreiner
Jay W. Shreiner
Senior Vice President,
Chief Financial Officer
May 9, 2006