Form 10-Q
period 2006-06-30
REHABCARE GROUP INC
filed 2006-08-08
CIK 812191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	[	]	No	[ X ]

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Common Stock, par value $.01 per share	17,165,882 (a)

(a) Includes 76,940 shares of unvested restricted stock.

REHABCARE GROUP, INC.

PART 1. – FINANCIAL INFORMATION

Item 1. – Condensed Consolidated Financial Statements

REHABCARE GROUP, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	June 30,	December 31,
	2006	2005
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,172	$28,103
Accounts receivable, net of allowance for doubtful accounts of $9,013 and $7,936, respectively	95,210	85,541
Deferred tax assets	7,090	6,359
Other current assets	8,268	7,295
Total current assets	118,740	127,298
Restricted cash	101,500	—
Marketable securities, trading	4,177	3,974
Property and equipment, net	29,350	27,495
Excess of cost over net assets acquired, net	105,764	94,960
Intangible assets, net	13,801	7,560
Investments in unconsolidated affiliates	3,381	6,324
Deferred tax assets	1,676	979
Other	4,980	4,335
Total assets	$383,369	$272,925

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,612	$3,408
Accounts payable	2,817	2,474
Accrued salaries and wages	36,200	34,041
Income taxes payable	203	3,437
Accrued expenses	21,253	23,274
Total current liabilities	63,085	66,634
Revolving credit facility	100,000	—
Long-term debt, less current portion	6,500	4,059
Deferred compensation	4,096	3,984
Other	4,335	—
Total liabilities	178,016	74,677
Minority interests	46	—
Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 21,082,240 shares and 20,830,351 shares as of June 30, 2006 and December 31, 2005, respectively	211	208
Additional paid-in capital	132,933	128,792
Retained earnings	126,867	123,952
Less common stock held in treasury at cost; 4,002,898 shares as of June 30, 2006 and December 31, 2005	(54,704)	(54,704)
Total stockholders’ equity	205,307	198,248
Total liabilities and stockholders’ equity	$383,369	$272,925

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating revenues	$127,666	$108,353	$249,384	$210,784
Costs and expenses:
Operating	101,074	81,206	198,314	157,704
Selling, general and administrative:
Divisions	9,690	8,828	18,846	17,463
Corporate	8,080	6,104	16,629	12,103
Depreciation and amortization	2,957	2,408	5,861	4,701
Restructuring	(191)	—	(191)	—
Total costs and expenses	121,610	98,546	239,459	191,971

Operating earnings	6,056	9,807	9,925	18,813

Interest income	149	219	344	415
Interest expense	(302)	(323)	(565)	(561)
Other income (expense)	13	24	(26)	38

Earnings before income taxes, equity in net loss of affiliates and minority interests	5,916	9,727	9,678	18,705

Income taxes	2,337	3,940	3,823	7,575
Equity in net loss of affiliates	(102)	(298)	(2,943)	(739)
Minority interests	3	—	3	—

Net earnings	$3,480	$5,489	$2,915	$10,391

Earnings per common share:
Basic	$0.21	$0.33	$0.17	$0.62
Diluted	$0.20	$0.32	$0.17	$0.60

Weighted-average number of common shares outstanding:
Basic	16,970	16,755	16,904	16,694
Diluted	17,232	17,245	17,202	17,195

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; amounts in thousands)

	Six Months Ended,
	June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$2,915	$10,391
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	5,861	4,701
Provision for doubtful accounts	2,154	2,074
Equity in net loss of affiliates	2,943	739
Minority interests	(3)	—
Stock-based compensation expense	1,142	—
Income tax benefit related to stock options exercised	768	1,664
Excess tax benefit related to stock options exercised	(767)	—
Restructuring	(191)	—
Loss on disposal of property and equipment	26	—
Changes in assets and liabilities:
Accounts receivable, net	(9,864)	(12,877)
Other current assets	(346)	(1,181)
Other assets	88	(82)
Accounts payable	(272)	(2,881)
Accrued salaries and wages	2,159	1,637
Income taxes payable and deferred taxes	(327)	(5,177)
Accrued expenses	(1,429)	(291)
Deferred compensation	—	(132)
Net cash provided by (used in) operating activities	4,857	(1,415)

Cash flows from investing activities:
Additions to property and equipment	(6,322)	(3,937)
Purchase of marketable securities	(217)	(35,817)
Proceeds from sale/maturities of marketable securities	126	35,948
Change in restricted cash	(101,500)	(36)
Investment in unconsolidated affiliate	—	(3,644)
Disposition of business	—	(259)
Purchase of businesses, net of cash acquired	(17,416)	(332)
Other, net	(276)	(624)
Net cash used in investing activities	(125,605)	(8,701)

Cash flows from financing activities:
Net change in revolving credit facility	100,000	—
Principal payments on long-term debt	(1,355)	(975)
Debt issue costs	(878)	—
Contributions by minority interest shareholders	49	—
Exercise of stock options	2,234	2,342
Excess tax benefit related to stock options exercised	767	—
Net cash provided by financing activities	100,817	1,367

Net decrease in cash and cash equivalents	(19,931)	(8,749)
Cash and cash equivalents at beginning of period	28,103	50,405
Cash and cash equivalents at end of period	$8,172	$41,656

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Six Month Periods Ended June 30, 2006 and 2005

(Unaudited)

(1)	Basis of Presentation

The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly and majority owned affiliates. The Company accounts for its investments in less than 50% owned affiliates using the equity method. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. The results of operations for the three months and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts may have been reclassified to conform to current year presentation.

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

The Company adopted the fair value recognition provisions of Statement 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The grant-date fair value of each award is amortized to expense over the award’s vesting period. In accordance with Statement

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

123R, results for prior periods have not been restated. Compensation expense of approximately $593,000 and $1,142,000 was recognized for the three months and six months ended June 30, 2006, respectively, and is included in corporate selling, general and administrative expense in the accompanying unaudited condensed consolidated statement of earnings. The total deferred income tax benefit recognized for share-based compensation arrangements was approximately $229,000 and $441,000 for the three months and six months ended June 30, 2006, respectively. The Company had no cumulative effect adjustment as a result of initially adopting Statement 123R.

Prior to the adoption of Statement 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. Statement 123R requires the cash flows from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As a result of adopting Statement 123R, the Company reported a reduction of cash flow from operations and a corresponding increase to cash flow from financing activities of approximately $767,000 in the six months ended June 30, 2006.

Had the Company used the fair value based accounting method for stock-based compensation expense described by Statement 123 for fiscal periods prior to January 1, 2006, the Company’s basic and diluted earnings per share for the three months and six months ended June 30, 2005 would have been as set forth in the table below. As of January 1, 2006, the Company adopted Statement 123R thereby eliminating pro forma disclosure for periods following such adoption. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option valuation model and amortized to expense over the options’ vesting periods. Amounts are in thousands, except per share data.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net earnings, as reported	$5,489	$10,391
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(641)	(1,174)

Pro forma net earnings	$4,848	$9,217

Earnings per share:
Basic, as reported	$0.33	$0.62
Basic, pro forma	$0.29	$0.55
Diluted, as reported	$0.32	$0.60
Diluted, pro forma	$0.28	$0.54

Incentive Plans

The Company has various incentive plans that provide long-term incentive and retentive awards. These awards include stock options and restricted stock awards. At June 30, 2006, a total of 998,700 shares were available for future issuance under the plans.

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

Prior to the adoption of Statement 123R, and in accordance with APB No. 25, no stock-based compensation cost was reflected in net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the fair market value of the stock on the date of grant. For footnote disclosures under Statement 123, the fair value of each option award was estimated on the date of grant using a Black-Scholes-Merton option valuation model. Under Statement 123R, the fair value of each option award is also estimated on the date of grant using a Black-Scholes-Merton option valuation model. Estimates of fair value may not equal the value ultimately realized by employees who receive equity awards. The assumptions used to estimate fair value are noted in the following table. No options were granted during the three months ended June 30, 2006. The Company uses the historical volatility of the Company’s stock and other factors to estimate expected volatility. The expected term of options is based on historical data and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk free interest rate is based on the U. S. Treasury yield curve in effect at the time of grant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Expected volatility	N/A	34%	33%	34%-35%
Expected dividends	N/A	0%	0%	0%
Expected term (in years)	N/A	5.1	5.8-8.5	5.1-8.2
Risk-free rate	N/A	3.7%-3.9%	4.3%-4.7%	3.7%-4.1%

A summary of stock option activity through June 30, 2006 is presented below:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Life (yrs)	(millions)

Outstanding at January 1, 2006	2,347,441	$20.91
Granted	94,000	18.93
Exercised	(251,889)	8.87
Forfeited or expired	(185,378)	32.54
Outstanding at June 30, 2006	2,004,174	$21.25	5.5	$3.8
Exercisable at June 30, 2006	1,582,889	$20.76	4.7	$3.8

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $8.72 per share. The total intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $2.0 million.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

A summary of the status of the Company’s nonvested stock options as of June 30, 2006 and changes during the six-month period ended June 30, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at January 1, 2006	412,269	$ 9.88
Granted	94,000	8.72
Vested	(53,750)	9.33
Forfeited	(31,234)	10.20
Nonvested at June 30, 2006	421,285	$ 9.66

As of June 30, 2006, there was approximately $2.0 million of unrecognized compensation cost related to nonvested options. Such cost is expected to be recognized over a weighted-average period of 1.9 years.

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

A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2006 and changes during the six-month period ended June 30, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at January 1, 2006	—	—
Granted	79,470	$18.86
Vested	—	—
Forfeited	(4,830)	18.87
Nonvested at June 30, 2006	74,640	$18.85

As of June 30, 2006, there was approximately $1.3 million of unrecognized compensation cost related to nonvested restricted stock awards. Such cost is expected to be recognized over a weighted-average

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

period of 2.6 years. The Company plans to issue new shares of common stock to satisfy restricted stock award vestings.

(4)	Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (as calculated utilizing the treasury stock method). These potential shares include dilutive stock options and unvested restricted stock awards.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted earnings per share –
net earnings	$3,480	$5,489	$2,915	$10,391

Denominator:
Denominator for basic earnings per share –
weighted-average shares outstanding	16,970	16,755	16,904	16,694

Effect of dilutive securities:
stock options and restricted stock awards	262	490	298	501

Denominator for diluted earnings per share –
adjusted weighted-average shares	17,232	17,245	17,202	17,195

Basic earnings per share	$0.21	$0.33	$0.17	$0.62
Diluted earnings per share	$0.20	$0.32	$0.17	$0.60

For the three months and six months ended June 30, 2006, total outstanding options for 1,458,570 and 1,449,570 shares, respectively, were excluded from the calculation of diluted earnings per share as the option exercise price exceeded the fair market value of the Company’s common stock and their inclusion would have been anti-dilutive.

(5)	Comprehensive Income

Comprehensive income consisted only of net income in the three months and six months ended June 30, 2006 and 2005.

(6)	Investments in Unconsolidated Affiliates

The Company sold its StarMed staffing business to InteliStaf Holdings, Inc. (“InteliStaf”) on February 2, 2004 in exchange for a minority equity interest in InteliStaf. The Company recorded its initial investment in InteliStaf at its fair value of $40 million, as determined by a third party valuation firm. During

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

2005, InteliStaf incurred significant operating losses even though the healthcare staffing industry as a whole showed signs of recovery. The Company reviewed its investment for impairment in accordance with requirements of APB Opinion No. 18. “The Equity Method of Accounting for Investments in Common Stock.” Based on this review, the Company concluded that an other than temporary decline in the value of the Company’s investment had occurred in the fourth quarter of 2005. This impairment combined with the Company’s share of InteliStaf’s operating losses reduced the carrying value of the Company’s investment in InteliStaf to $2.8 million at December 31, 2005.

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

In January 2005, the Company paid $3.6 million for a 40% equity interest in Howard Regional Specialty Care, LLC (“Howard Regional”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana. The Company uses the equity method to account for its investment in Howard Regional. The value of the Company’s investment in Howard Regional at the transaction date exceeded its share of the book value of Howard Regional’s stockholders’ equity by approximately $3.5 million. This excess is being accounted for as equity method goodwill. The carrying value of the Company’s investment in Howard Regional was $3.4 million and $3.5 million at June 30, 2006 and December 31, 2005, respectively.

(7)	Business Combinations

Effective June 1, 2006, the Company purchased substantially all of the assets of Solara Hospital of New Orleans (“Solara Hospital”) for approximately $19.2 million plus costs of executing the acquisition and subject to adjustment based on acquired working capital levels to be determined in accordance with the terms of the purchase agreement. The purchase price was funded through cash on hand plus a $3 million subordinated note. Solara Hospital is a 44-bed long-term acute care hospital with approximately 120 employees, located on the seventh floor of West Jefferson Medical Center in Marrero, LA. The Company is currently leasing this space under a three-year lease agreement dated November 1, 2003. The lease may be extended for four additional periods of three years each. Solara Hospital also owns an additional 12 licensed beds located at a satellite campus in New Orleans.

The following reflects the estimated assets and liabilities acquired by the Company in the Solara Hospital transaction. Such estimated asset and liability amounts are based on preliminary valuation information and will be adjusted upon completion of a final valuation and computation of the final working capital balances in accordance with the terms of the purchase agreement. Amounts are in thousands of dollars.

Accounts receivable, net of allowance	$1,959
Other current assets	182
Equipment and leasehold improvements	321
Identifiable intangibles, principally operating rights
and noncompete agreements	6,850
Excess of cost over net assets acquired	10,874
Accounts payable and accrued expenses	(616)
Total acquisition cost	$19,570

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Solara Hospital’s results of operations have been included in the Company’s financial statements prospectively beginning on June 1, 2006. The Company has not presented the pro forma results of operations of Solara Hospital because the results are not considered material to the Company’s results of operations.

On August 1, 2005, the Company purchased substantially all of the operating assets of MeadowBrook Healthcare, Inc. and certain of its subsidiaries (“MeadowBrook”) for approximately $36.6 million plus costs of executing the acquisition and subject to adjustment based on acquired working capital levels to be determined in accordance with the terms of the purchase agreement. The purchase price was funded from a combination of cash on hand and credit facilities, plus $9 million in subordinated notes issued to the seller, of which $4.5 million was outstanding at June 30, 2006. The Company concurrently entered into separate leases with respect to the four MeadowBrook operating facilities with SunTrust Equity Funding. SunTrust Equity Funding acquired the real estate from MeadowBrook in a separate transaction that closed concurrently with the Company’s asset purchase.

The following pro forma information assumes the MeadowBrook acquisition had occurred on January 1, 2005. Such results have been prepared by adjusting the historical Company results to include MeadowBrook’s results of operations, amortization of acquired finite-lived intangibles and incremental interest related to acquisition debt. The pro forma results do not include any cost savings that may result from the combination of the Company’s and MeadowBrook’s operations. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such period nor are they necessarily indicative of future results. Amounts are in thousands, except per share data.

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As Reported	Pro Forma	As Reported	Pro Forma

Operating revenues	$108,353	$121,869	$210,784	$240,088
Net earnings	$5,489	$5,185	$10,391	$10,925
Diluted earnings per share	$0.32	$0.30	$0.60	$0.64

(8)	Restructuring Costs

As reported in note 6, the Company sold its StarMed staffing division to InteliStaf on February 2, 2004. In connection with this sale, the Company initiated a series of restructuring activities to reduce the cost of corporate overhead that had previously been absorbed by the staffing division.

All restructuring activities were completed by December 31, 2005 except for the payment of lease exit costs related to office space that the Company ceased using in 2004. However, in June 2006, as a result of increased corporate headquarters staffing to support recent acquisitions, the Company made the decision to begin using this office space again. As a result, the Company reversed the remaining restructuring reserve of $191,000 to income in the second quarter of 2006. The following table summarizes the activity through June 30, 2006 with respect to the Company’s restructuring reserve:

Balance at December 31, 2005	$265
Payment of lease exist costs	(74)
Reversal of remaining restructuring reserve	(191)
Balance at June 30, 2006	$—

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(9)                Excess of Cost Over Net Assets Acquired and Other Intangible Assets

At June 30, 2006 and 2005, the Company had the following intangible asset balances (in thousands of dollars):

	June 30, 2006		June 30, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Noncompete agreements	$1,355	$(339)	$455	$(148)
Trade names	2,873	(331)	550	(64)
Contractual customer relationships	6,806	(3,563)	10,300	(2,339)
Total	$11,034	$(4,233)	$11,305	$(2,551)

Unamortized Intangible Assets:
Trade names	$810		$2,360
Operating rights	6,190		—
Total	$7,000		$2,360

Amortization expense on intangible assets was approximately $340,000 and $523,000 for the three months ended June 30, 2006 and 2005, respectively, and $679,000 and $999,000 for the six months ended June 30, 2006 and 2005, respectively.

The changes in the carrying amount of excess of cost over net assets acquired for the six months ended June 30, 2006 are as follows (in thousands):

	Contract		Freestanding	Healthcare Management
	Therapy	HRS (a)	Hospitals	Consulting	Total
Balance at December 31, 2005	$21,795	$39,669	$29,352	$4,144	$94,960
Acquisitions	—	—	10,874	—	10,874
Purchase price adjustments
and allocations	—	—	(70)	—	(70)
Balance at June 30, 2006	$21,795	$39,669	$40,156	$4,144	$105,764

(a)	Hospital Rehabilitation Services (HRS).

(10)	Long-Term Debt

On June 16, 2006, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., Harris, N.A., General Electric Capital Corporation, National City Bank, U.S. Bank National Association, SunTrust Bank and Comerica Bank, as participating banks in the lending group. The Amended and Restated Credit Agreement is an expandable $175 million, five-year revolving credit facility that replaces the Company’s former expandable $90 million Amended and Restated Credit Agreement, dated as of October 12, 2004. The revolving credit facility is expandable to $225 million upon the Company’s request, subject to the approval of the lending group and subject to continuing compliance with the terms of the Amended and Restated Credit Agreement.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The Amended and Restated Credit Agreement contains administrative covenants that are ordinary and customary for similar credit facilities. The credit facility also includes financial covenants, including requirements for us to comply on a consolidated basis with a maximum ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum ratio of total funded debt to EBITDA and a minimum ratio of adjusted EBITDA to fixed charges. As of June 30, 2006, the Company was in compliance with all debt covenants.

The annual fees and interest rates to be charged in connection with the credit facility and the outstanding principal balance are variable based upon the Company’s consolidated leverage ratios. As of June 30, 2006, the balance outstanding against the new revolving credit facility was $100 million at a weighted-average interest rate of approximately 7.0%.

As of June 30, 2006, the Company had approximately $14.5 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount the Company may borrow under its line of credit. As of June 30, 2006, the available borrowing capacity under the line of credit was approximately $60.5 million.

In connection with the Solara Hospital acquisition, the Company issued a subordinated promissory note with a face value of $3.0 million and a stated interest rate of 7.5%. The note has a two-year term and interest is payable in quarterly installments. The entire principal balance together with any unpaid interest is due and payable on May 31, 2008.

In connection with the purchase of businesses in 2004 and 2005, the Company issued long-term subordinated promissory notes to the respective selling parties. As of June 30, 2006, the remaining aggregate principal balance on all subordinated promissory notes was approximately $9.1 million.

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

	Three Months Ended,		Six Months Ended,
Operating Revenues	June 30,		June 30,
	2006	2005	2006	2005
Program management:
Contract therapy	$63,053	$57,629	$120,491	$110,088
Hospital rehabilitation services	45,193	48,046	91,644	95,859
Program management total	108,246	105,675	212,135	205,947
Freestanding hospitals	16,880	—	32,033	—
Healthcare management consulting	2,609	2,811	5,305	5,121
Less intercompany revenues (1)	(69)	(133)	(89)	(284)
Total	$127,666	$108,353	$249,384	$210,784

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended,		Six Months Ended,
Operating Earnings	June 30,		June 30,
	2006	2005	2006	2005
Program management:
Contract therapy	$703	$3,165	$(631)	$5,558
Hospital rehabilitation services	4,698	6,696	10,223	13,372
Program management total	5,401	9,861	9,592	18,930
Freestanding hospitals	502	—	180	—
Healthcare management consulting	(38)	(54)	(38)	(117)
Restructuring	191	—	191	—
Total	$6,056	$9,807	$9,925	$18,813

	Three Months Ended,		Six Months Ended,
Depreciation and Amortization	June 30,		June 30,
	2006	2005	2006	2005
Program management:
Contract therapy	$1,173	$1,022	$2,300	$1,981
Hospital rehabilitation services	1,156	1,377	2,351	2,704
Program management total	2,329	2,399	4,651	4,685
Freestanding hospitals	611	—	1,183	—
Healthcare management consulting	17	9	27	16
Total	$2,957	$2,408	$5,861	$4,701

	Three Months Ended,		Six Months Ended,
Capital Expenditures	June 30,		June 30,
	2006	2005	2006	2005
Program management:
Contract therapy	$1,012	$1,215	$1,604	$1,842
Hospital rehabilitation services	570	1,009	799	2,065
Program management total	1,582	2,224	2,403	3,907
Freestanding hospitals	1,755	—	3,907	—
Healthcare management consulting	8	13	12	30
Total	$3,345	$2,237	$6,322	$3,937

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	Total Assets		Unamortized Goodwill
	as of June 30,		as of June 30,
	2006	2005	2006	2005
Program management:
Contract therapy	$84,217	$79,561	$21,795	$21,809
Hospital rehabilitation services	116,435	157,019	39,669	39,678
Program management total	200,652	236,580	61,464	61,487
Freestanding hospitals	74,713	—	40,156	—
Healthcare management consulting	6,504	7,217	4,144	4,144
Corporate	101,500	38,557	N/A	N/A
Total	$383,369	$282,354	$105,764	$65,631

(1)	Intercompany revenues represent sales of services, at market rates, between the Company’s operating segments.

(12)	Related Party Transactions

As mentioned in note 6, in January 2005, the Company acquired a 40.0% equity interest in Howard Regional, which operates a freestanding rehabilitation hospital in Kokomo, Indiana. The Company uses the equity method to account for its investment in Howard Regional. The Company’s hospital rehabilitation services division recognized operating revenues for services provided to Howard Regional of approximately $0.7 million and $1.3 million for the three months and six months ended June 30, 2006, respectively and approximately $0.6 million and $0.9 million for the three months and six months ended June 30, 2005, respectively. The Company’s accounts receivable at June 30, 2006 and December 31, 2005 include approximately $0.6 million and $0.2 million, respectively, which was due from Howard Regional.

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $76,000 and $196,000 for the three months and six months ended June 30, 2006, respectively and approximately $99,000 and $269,000 for the three months and six months ended June 30, 2005, respectively. 55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short. The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

(13)	Recently Issued Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN 48 will have on its financial condition and results of operations.

(14)	Subsequent Events

Effective July 1, 2006, the Company acquired all of the outstanding limited liability company membership interests of Symphony Health Services, LLC (“Symphony”) for a purchase price of $101.5 million in cash, subject to certain working capital and other adjustments. Symphony is a leading provider of contract therapy services in the nation with 2005 annual revenue of over $230 million. RehabCare funded the purchase with cash on hand and borrowings drawn from its recently expanded line of credit with Bank of

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

America, N.A., Harris, N.A., General Electric Capital Corporation, National City Bank, U.S. Bank National Association, SunTrust Bank and Comerica Bank.

(15)	Restricted Cash

In connection with the acquisition of Symphony, the Company transferred $101.5 million of cash into an escrow account on June 30, 2006. Ownership of the escrow account was transferred to the seller, effective July 1, 2006, and the funds were released to them on July 3, 2006.

REHABCARE GROUP, INC.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include but are not limited to, our ability to consummate acquisitions and other partnering relationships at reasonable valuations; our ability to integrate acquisitions and partnering relationships within the expected timeframes and to achieve the revenue, cost savings and earnings levels from such acquisitions and relationships at or above the levels projected; our ability to comply with the terms of our borrowing agreements; changes in governmental reimbursement rates and other regulations or policies affecting the services provided by us to clients and/or patients; the operational, administrative and financial effect of our compliance with other governmental regulations and applicable licensing and certification requirements; our ability to attract new client relationships or to retain and grow existing client relationships through expansion of our service offerings and the development of alternative product offerings; the future financial results of any unconsolidated affiliates; the adequacy and effectiveness of our operating and administrative systems; our ability to attract and the additional costs of attracting and retaining administrative, operational and professional employees; shortages of qualified therapists and other healthcare personnel; significant increases in health, workers compensation and professional and general liability costs; litigation risks of our past and future business, including our ability to predict the ultimate costs and liabilities or the disruption of our operations; competitive and regulatory effects on pricing and margins; our ability to effectively respond to fluctuations in our census levels and number of patient visits; the proper functioning of our information systems; natural disasters and other unexpected events which could severely damage or interrupt our systems and operations; and general and economic conditions, including efforts by governmental reimbursement programs, insurers, healthcare providers and others to contain healthcare costs.

Results of Operations

Prior to acquiring the assets of MeadowBrook, we operated in two business segments that were managed separately based on fundamental differences in operations: program management services and healthcare management consulting. Program management includes hospital rehabilitation services (including inpatient acute rehabilitation and skilled nursing units and outpatient therapy programs) and contract therapy programs. On August 1, 2005, with the acquisition of the MeadowBrook assets, we added a new segment: freestanding hospitals. As of June 30, 2006, the new segment operated three freestanding inpatient rehabilitation hospitals located in Florida and Texas and three long-term acute care hospitals (“LTACHs”) located in Oklahoma and Louisiana.

REHABCARE GROUP, INC.

Selected Operating Statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Program Management:
Contract therapy:
Operating Revenues (in thousands)	$63,053	$57,629	$120,491	$110,088
Average Number of Locations	790	745	770	730
Average Revenue per Location	$79,800	$77,363	$156,498	$150,775

Hospital Rehabilitation Services:
Operating Revenues (in thousands)
Inpatient	$32,626	$35,632	$66,233	$71,264
Outpatient	12,567	12,414	25,411	24,595
Total	$45,193	$48,046	$91,644	$95,859

Average Number of Programs
Inpatient	136	144	137	144
Outpatient	43	42	42	41
Total	179	186	179	185

Average Revenue per Program
Inpatient	$239,686	$246,987	$483,395	$496,546
Outpatient	292,779	297,926	598,880	598,195
Total	$252,414	$258,403	$510,701	$519,184

Freestanding Hospitals:
Operating Revenues (in thousands)	$16,880	$—	$32,033	$—
Number of Facilities at End of Period	6	—	6	—

Healthcare Management Consulting:
Operating Revenues (in thousands)	$2,609	$2,811	$5,305	$5,121

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Operating Revenues

Consolidated operating revenues during the second quarter of 2006 increased by $19.3 million, or 17.8%, to $127.7 million compared to $108.4 million in the second quarter of 2005. The revenue increase was primarily due to the acquisition of MeadowBrook in the third quarter of 2005 as well as the growth in our contract therapy business. Revenues for the contract therapy segment increased $5.4 million or 9.4%. The new freestanding hospitals segment generated revenues of $16.9 million during the second quarter of 2006 while revenues for hospital rehabilitation services decreased $2.9 million or 5.9% from the second quarter of 2005.

Contract therapy experienced strong revenue growth in the second quarter of 2006 versus the second quarter of 2005. The year-over-year increase in revenue was the result of both the division’s sales efforts, which resulted in an increase of the average number of locations operated during the period of 45, or 6.1%,

REHABCARE GROUP, INC.

and improved rates resulting from the division’s third and fourth quarter 2005 pricing initiatives. These positive factors were partially offset by the negative impact of the Part B therapy caps which went into effect on January 1, 2006. Although an exception process to the caps was instituted in mid-February, the recovery of lost Part B revenue took much of the second quarter. By the end of the quarter, the division had recovered to approximately 95% of pre-cap Part B revenue measured on a same store basis. Year-over-year second quarter same store revenue growth was only 2.1%, down from the high single digit or low double digit same store growth achieved in recent periods, as a result of the Part B cap impact on the first two months of the quarter.

Hospital rehabilitation services operating revenues declined 5.9% in the second quarter of 2006 as a decline in inpatient revenue was only partially offset by slight growth in revenues from our outpatient business. The increase in outpatient revenue is primarily due to same store revenue growth of 3.7% primarily attributable to increased revenue per unit of service. The decline in inpatient revenue is reflects a 5.6% decline in the average number of operating units and pricing pressure experienced on certain contract renewals. The decline in operating units was primarily in the VitalCare business, which has stabilized in recent months. The decline in inpatient revenue was further impacted by a 4.0% decline in acute rehabilitation same store discharges primarily due to further implementation of the 75% rule.

Freestanding hospital segment revenues were $16.9 million in the second quarter of 2006. Our acquisition of the assets of MeadowBrook was completed on August 1, 2005. The four MeadowBrook hospitals generated revenues of $14.5 million in the second quarter of 2006 compared to pro forma revenues of $13.5 million in the second quarter of 2005. This increase is attributable to increases in average daily patient census achieved during the second quarter of 2006. We opened a freestanding rehabilitation hospital in Arlington, Texas in December 2005 and acquired a long-term acute care hospital located on the seventh floor of West Jefferson Medical Center in Marrero, LA on June 1, 2006. Revenues generated by the Arlington hospital increased by $0.8 million from the first quarter of 2006 to the second quarter of 2006 reflecting a significant increase in patient days.

Costs and Expenses
	Three Months Ended June 30,
	2006		2005
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$101,074	79.2%	$81,206	75.0%
Division selling, general and administrative	9,690	7.6	8,828	8.1
Corporate selling, general and administrative	8,080	6.3	6,104	5.6
Depreciation and amortization	2,957	2.3	2,408	2.2
Restructuring	(191)	(0.1)	—	—
Total costs and expenses	$121,610	95.3%	$98,546	90.9%

Operating expenses increased as a percentage of revenues due to increased operating costs in contract therapy as discussed in more detail below and due to the overall shift in revenue mix toward our contract therapy and freestanding hospital businesses, which tend to have lower operating margins. The decrease in division selling, general and administrative costs as a percentage of revenues reflects the additional revenues from our new freestanding hospital business. This business requires less investment in division level selling and administrative personnel than our other businesses. The increase in corporate selling, general and administrative costs resulted primarily from an anticipated significant increase in legal expenses of approximately $0.7 million and the recognition of approximately $0.6 million of stock-based

REHABCARE GROUP, INC.

compensation expense in the second quarter of 2006. Depreciation and amortization increased primarily as a result of the August 2005 acquisition of the assets of MeadowBrook.

	Three Months Ended June 30,
	2006		2005
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$52,572	83.4%	$46,085	80.0%
Division selling, general and administrative	4,590	7.3	4,019	7.0
Corporate selling, general and administrative	4,015	6.4	3,338	5.8
Depreciation and amortization	1,173	1.8	1,022	1.7
Total costs and expenses	$62,350	98.9%	$54,464	94.5%
Hospital Rehabilitation Services:
Operating expenses	$32,270	71.4%	$32,960	68.6%
Division selling, general and administrative	4,160	9.2	4,336	9.0
Corporate selling, general and administrative	2,909	6.4	2,677	5.6
Depreciation and amortization	1,156	2.6	1,377	2.9
Total costs and expenses	$40,495	89.6%	$41,350	86.1%
Freestanding Hospitals:
Operating expenses	$14,263	84.5%	$—	—%
Division selling, general and administrative	450	2.7	—	—
Corporate selling, general and administrative	1,054	6.2	—	—
Depreciation and amortization	611	3.6	—	—
Total costs and expenses	$16,378	97.0%	$—	—%
Healthcare Management Consulting:
Operating expenses	$2,038	78.1%	$2,294	81.6%
Division selling, general and administrative	490	18.8	473	16.8
Corporate selling, general and administrative	102	3.9	89	3.2
Depreciation and amortization	17	0.7	9	0.3
Total costs and expenses	$2,647	101.5%	$2,865	101.9%

Total contract therapy costs and expenses increased in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to the increase in direct operating expenses associated with the higher number of contract therapy locations being managed by the division. In addition, the division’s direct operating expenses increased as a percentage of unit revenue from the second quarter of 2005 to the second quarter of 2006 primarily as a result of higher labor and benefit costs. Compared to the second quarter of 2005, second quarter of 2006 labor and benefit costs per minute of therapy service provided increased 9.0%. This increase is the result of wage pressure resulting from the continued tight therapist labor market and as a result of lower therapist productivity during the period. The lower productivity is primarily attributable to direct and indirect factors related to efforts to recover from the Part B therapy caps that were implemented on January 1, 2006. Contract therapy division selling, general and administrative expenses increased as a percentage of revenue for the quarter ended June 30, 2006 versus the prior year quarter as incremental costs were incurred by the contract therapy division for the implementation of our market-based management strategy. The division’s corporate selling, general and administrative costs increased as a percentage of revenue from the second quarter of 2005 to the second quarter of 2006 principally as a result of approximately $0.3 million of allocated stock compensation expenses as well as an expected increase of approximately $0.3 million in legal fees, principally related to our efforts to respond to the on-going investigation by the Office of the Inspector General of the Department of Health and Human

REHABCARE GROUP, INC.

Services. Sequentially, legal fees have declined as we completed responses, in the early stages of the quarter, to the OIG data requests received to date. The division’s depreciation and amortization expense increased slightly from the second quarter of 2005 to the second quarter of 2006 as a result of new therapy equipment placed in service and from additional investments in our information technology systems. As a result of these factors, and the impact of the Part B therapy cap recovery on division operating revenues, the operating earnings for the division decreased $2.5 million from $3.2 million in the second quarter of 2005 to $0.7 million in the second quarter of 2006.

Total hospital rehabilitation services costs and expenses declined from the prior year quarter primarily due to declines in inpatient direct operating expenses and lower depreciation and amortization. Direct operating expenses declined as average units in operation fell from 186 to 179. The division’s direct operating expenses increased as a percentage of unit revenue, however, from the second quarter of 2005 to the second quarter of 2006 primarily as a result of higher labor and benefit costs resulting primarily from wage pressure due to the on-going tight therapist labor market. Division selling, general, and administrative expenses increased slightly as a percentage of unit revenue from the second quarter of 2005 to the second quarter of 2006 primarily as a result of an increased investment in program marketing. Corporate selling, general, and administrative expenses increased from the prior year quarter to the current year quarter reflecting approximately $0.3 million of increased, but planned, legal expenses and approximately $0.2 million of allocated stock-based compensation expense. The division’s depreciation and amortization expense declined from the second quarter of 2005 to the second quarter of 2006 primarily due to lower amortization associated with VitalCare’s intangible assets. In the fourth quarter of 2005, we determined the VitalCare trade name and contractual customer relationship intangible assets were impaired and wrote down the value of those assets accordingly. Total hospital rehabilitation services operating earnings decreased by $2.0 million from $6.7 million in the second quarter of 2005 to $4.7 million in the second quarter of 2006.

The freestanding hospitals segment generated operating earnings of $0.5 million in the second quarter of 2006, an improvement of approximately $0.8 million sequentially, despite continued start-up costs incurred for our Amarillo, Texas facility which is under construction. We anticipate that the Amarillo facility will open by October 1, 2006 assuming there are no delays with the construction process. Our Arlington, Texas facility admitted its first patient in late December 2005 and recorded its first quarterly operating profit in the second quarter of 2006.

Non-Operating Items

Interest income decreased slightly in the second quarter of 2006 compared to the second quarter of 2005 primarily due to the impact of lower average cash and investment balances.

Interest expense primarily represents interest on subordinated promissory notes issued as partial consideration for the MeadowBrook acquisition in August 2005 and various other acquisitions completed in 2004, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit. As of June 30, 2006, the remaining aggregate principal balance on all subordinated promissory notes was approximately $9.1 million. On June 30, 2006, we borrowed $100 million against our newly amended and restated credit facility to fund the escrow account utilized to execute the July 1, 2006 acquisition of Symphony Health Services, LLC.

Earnings before income taxes, equity in net loss of affiliates and minority interests decreased by 39.2% to $5.9 million in the second quarter of 2006 from $9.7 million in the second quarter of 2005. The provision for income taxes was $2.3 million in the second quarter of 2006 compared to $3.9 million in the second quarter of 2005, reflecting effective income tax rates of 39.5% and 40.5%, respectively.

REHABCARE GROUP, INC.

Equity in net loss of affiliates decreased to $0.1 million in the second quarter of 2006 from $0.3 million in the second quarter of 2005. The loss in the second quarter of 2005 primarily represented the loss on our equity investment in InteliStaf Holdings, which we elected to abandon in the first quarter of 2006. This decision was made for a variety of business reasons including InteliStaf’s continuing poor operating performance, the disproportionate percentage of our management time and effort that was being devoted to this non-core business, and an expected income tax benefit to be derived from the abandonment.

Diluted earnings per share decreased from $0.32 in the second quarter of 2005 to $0.20 in the second quarter of 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Operating Revenues

Consolidated operating revenues during the first six months of 2006 increased by $38.6 million, or 18.3%, to $249.4 million compared to $210.8 million in the first six months of 2005. The revenue increase was primarily due to revenues generated by the freestanding hospital division, which was formed with the acquisition of MeadowBrook in the third quarter of 2005 as well as the growth in our contract therapy business. Revenues for the contract therapy division increased $10.4 million or 9.4%. The new freestanding hospitals segment generated revenues of $32.0 million during the first six months of 2006 while revenues for hospital rehabilitation services decreased $4.2 million or 4.4% from the first six months of 2005.

Contract therapy achieved strong revenue growth for the first half of 2006 as compared to the first half of 2005 despite the impact of the Part B therapy caps instituted on January 1, 2006, which had a significant negative impact on Part B revenues throughout the entire first quarter and much of the second quarter of 2006. The increase in revenue is primarily attributable to a 5.4% increase in the average number of units operated, as a result of the division’s sales efforts, and improved rates from the division’s third and fourth quarter 2005 pricing initiatives. Compared to the first half of 2005, same store revenue grew only 1.2% in the first half of 2006, down from the high single digit or low double digit same store growth rates achieved in recent periods. In addition, because of the impact of the Part B therapy caps on first half 2006 revenues, most of the same store revenue growth that was achieved was attributable to increases in our programs’ Medicare Part A patient services, which generate lower than average contribution margins.

Hospital rehabilitation services operating revenues for the first six months of 2006 declined by $4.2 million, or 4.4%. An increase in revenue from the outpatient business only partially offset a decline in inpatient revenues. In the outpatient business, same store revenues grew 6.4%, largely due to strong same store growth in the first quarter of 2006 and higher overall revenue per unit of service. The decline in inpatient revenue reflects a 4.5% decline in the average number of operating units and pricing pressure experienced on certain contract renewals. The decline in operating units was primarily in the VitalCare business, which has stabilized in recent months. The inpatient business was further impacted by a 3.5% decline in acute rehabilitation same store revenues and a 2.6% decline in same store discharges. The 75% rule continues to impact our unit level census and caused a reduction in the number of discharges for the first six months of 2006 as patients with lower acuity diagnoses are now being treated at other patient care settings.

REHABCARE GROUP, INC.

Costs and Expenses
	Six Months Ended June 30,
	2006		2005
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$198,314	79.5%	$157,704	74.8%
Division selling, general and administrative	18,846	7.6	17,463	8.3
Corporate selling, general and administrative	16,629	6.7	12,103	5.8
Depreciation and amortization	5,861	2.3	4,701	2.2
Restructuring	(191)	(0.1)	—	—
Total costs and expenses	$239,459	96.0%	$191,971	91.1%

Operating expenses increased as a percentage of revenues due to increased operating costs in contract therapy as discussed in more detail below and due to the overall shift in revenue mix toward our contract therapy and freestanding hospital businesses, which tend to have lower operating margins. The decrease in division selling, general and administrative costs as a percentage of revenues resulted in part from efforts by hospital rehabilitation services to control overhead costs. In addition, the new freestanding hospital business requires less investment in division level selling and administrative personnel than our other divisions. The increase in corporate selling, general and administrative costs resulted primarily from increases in legal expenses and expenses related to investigative mergers and acquisitions and business development activities and the recognition of approximately $1.1 million of stock-based compensation expense in the first six months of 2006. Depreciation and amortization increased primarily as a result of the August 2005 acquisition of the assets of MeadowBrook.

	Six Months Ended June 30,
	2006		2005
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$101,921	84.6%	$87,957	79.9%
Division selling, general and administrative	8,792	7.3	7,974	7.3
Corporate selling, general and administrative	8,109	6.7	6,618	6.0
Depreciation and amortization	2,300	1.9	1,981	1.8
Total costs and expenses	$121,122	100.5%	$104,530	95.0%
Hospital Rehabilitation Services:
Operating expenses	$64,986	70.9%	$65,928	68.8%
Division selling, general and administrative	7,875	8.6	8,521	8.9
Corporate selling, general and administrative	6,209	6.8	5,334	5.6
Depreciation and amortization	2,351	2.5	2,704	2.8
Total costs and expenses	$81,421	88.8%	$82,487	86.1%
Freestanding Hospitals:
Operating expenses	$27,454	85.7%	$—	—%
Division selling, general and administrative	1,112	3.5	—	—
Corporate selling, general and administrative	2,104	6.5	—	—
Depreciation and amortization	1,183	3.7	—	—
Total costs and expenses	$31,853	99.4%	$—	—%

REHABCARE GROUP, INC.

	Six Months Ended June 30,
	2006		2005
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Healthcare Management Consulting:
Operating expenses	$4,042	76.2%	$4,103	80.1%
Division selling, general and administrative	1,067	20.1	968	18.9
Corporate selling, general and administrative	207	3.9	151	3.0
Depreciation and amortization	27	0.5	16	0.3
Total costs and expenses	$5,343	100.7%	$5,238	102.3%

Total contract therapy costs and expenses increased in the first six months of 2006 compared to the first six months of 2005 primarily due to the increase in direct operating expenses associated with the increased number of contract therapy locations being managed by the division. In addition, the division’s direct operating expenses increased as a percentage of unit revenue from the first six months of 2005 to the first six months of 2006 primarily as a result of substantial increases in contract therapy’s cost of direct labor and benefits. Compared to the first half of 2005, first half 2006 labor and benefit costs per minute of therapy service provided increased 9.0%. This increase is the result of wage pressure resulting from the continued tight therapist labor market and as a result the impact of the Part B therapy caps which lead to lower therapist productivity during the first six months of 2006. These increased direct operating costs were partially offset by a reduction in contract therapy’s bad debt expense, as we continually evaluate the overall risk in the division’s receivable portfolio. Contract therapy’s corporate selling, general and administrative costs increased as a percentage of revenue from the first six months of 2005 to the first six months of 2006 principally as a result of allocated stock compensation expenses of approximately $0.6 million as well as increased legal fees of approximately $0.7 million. The division’s depreciation and amortization expense as a percentage of revenue increased slightly from the first half of 2005 to the first half of 2006 as a result of new therapy equipment placed in service and from additional investments in our information technology systems. As a result of these factors, and the impact of the Part B therapy caps on division operating revenues, the operating earnings for the division decreased $6.2 million from $5.6 million in the first six months of 2005 to a loss of $0.6 million in the first six months of 2006.

Total hospital rehabilitation services costs and expenses declined from the first six months of 2005 to the first six months of 2006 primarily due to a decline in direct operating expenses. Direct operating expenses declined as average units in operation fell from 185 to 179. The division’s direct operating expenses increased as a percentage of unit revenue from the first half of 2005 to the first half of 2006 primarily as a result of higher labor and benefit costs resulting from continued wage pressure for therapists. Division level selling, general, and administrative expenses have declined reflecting efforts to control costs and consolidate certain management functions with our contract therapy division. These efforts were partially offset by an increased investment in program marketing. Corporate selling, general, and administrative expenses increased in the first half of 2006 reflecting increased legal expenses of approximately $0.8 million and allocated stock-based compensation expense of approximately $0.4 million. The division’s depreciation and amortization expense declined from the first half of 2005 to the first half of 2006 primarily due to lower amortization associated with VitalCare’s intangible assets. In the fourth quarter of 2005, we determined the VitalCare trade name and contractual customer relationship intangible assets were impaired and wrote down the value of those assets accordingly. Total hospital rehabilitation services operating earnings decreased from $13.4 million in the first six months of 2005 to $10.2 million in the first six months of 2006.

REHABCARE GROUP, INC.

The freestanding hospital division, which was formed in the third quarter of 2005 with the acquisition of MeadowBrook Healthcare, generated approximately $0.2 million of operating earnings in the first six months of 2006 despite start-up costs associated with the ramp up of the Arlington, Texas facility, which was opened in late 2005, and the Amarillo, Texas facility which is under construction.

Non-Operating Items

Interest income decreased slightly in the first half of 2006 compared to the first half of 2005 primarily due to the impact of lower average cash and investment balances.

Interest expense primarily represents interest on subordinated promissory notes issued as partial consideration for the MeadowBrook acquisition in August 2005 and various other acquisitions completed in 2004, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit. As of June 30, 2006, the remaining aggregate principal balance on all subordinated promissory notes was approximately $9.1 million. On June 30, 2006, we borrowed $100 million against our new credit facility in anticipation of the July 1, 2006 acquisition of Symphony Health Services, LLC.

Earnings before income taxes, equity in net loss of affiliates and minority interests decreased by 48.3% to $9.7 million in the first six months of 2006 from $18.7 million in the first six months of 2005. The provision for income taxes was $3.8 million in the first half of 2006 compared to $7.6 million in the first half of 2005, reflecting effective income tax rates of 39.5% and 40.5%, respectively.

Equity in net loss of affiliates represents our share of the losses of less than majority owned equity investments, primarily our investment in InteliStaf Holdings. During the first quarter of 2006, we elected to abandon our interest in InteliStaf and therefore wrote off the remaining carrying value of our investment in InteliStaf of $2.8 million. This decision was made for a variety of business reasons including InteliStaf’s continuing poor operating performance, the disproportionate percentage of our management time and effort that was being devoted to this non-core business, and an expected income tax benefit to be derived from the abandonment.

Diluted earnings per share were $0.17 in the first six months of 2006 compared to $0.60 in the first six months of 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had $8.2 million in cash and cash equivalents, and a current ratio, the amount of current assets divided by current liabilities, of 1.88 to 1. Working capital decreased by $5.0 million to $55.7 million at June 30, 2006 as compared to $60.7 million at December 31, 2005 primarily due to a reduction in cash and cash equivalents which resulted from the purchase of Solara Hospital of New Orleans on June 1, 2006. Net accounts receivable were $95.2 million at June 30, 2006, compared to $85.5 million at December 31, 2005. The number of days’ average net revenue in net receivables was 67.0 and 63.9 at June 30, 2006 and December 31, 2005, respectively. This increase is primarily due to the greater mix of contract therapy receivables which tend to have a longer collection cycle and slight increases in accounts receivable aging in several divisions.

The Company has historically financed its operations with funds generated from operating activities and borrowings under credit facilities and long-term debt instruments. We believe our cash on hand, cash generated from operations and availability under our credit facility will be sufficient to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements. We have a $175 million, five-year revolving credit facility, dated June 16, 2006, with $100 million outstanding as of June 30, 2006 at a weighted-average interest rate of approximately 7.0%. The

REHABCARE GROUP, INC.

revolving credit facility is expandable to $225 million, subject to the approval of the lending group and subject to our continued compliance with the terms of the credit agreement. As of June 30, 2006, we had approximately $14.5 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount we may borrow under the revolving credit facility.

As part of the purchases of Solara Hospital of New Orleans on June 1, 2006, the MeadowBrook business in 2005 and various other acquisitions completed in 2004, we issued long-term subordinated promissory notes to the respective selling parties. These notes bear interest at rates ranging from 6%-8%. As of June 30, 2006, approximately $9.1 million of these notes remained outstanding. Approximately $2.6 million is due within the next twelve months, with the remainder payable in installments through August 2008. In addition, as part of our arrangement with Signature Healthcare Foundation, we extended a $2.0 million line of credit to Signature. At June 30, 2006, Signature had drawn approximately $1.4 million against this line of credit.

Regulatory and Legislative Update

As part of the Deficit Reduction Act of 2005 (the “DRA”), the Medicare Part B therapy cap moratorium ended and an exception process was introduced effective January 1, 2006. Any Medicare beneficiary who would exceed the cap of $1,740 for occupational therapy and/or $1,740 combined for physical and speech therapies would need to qualify for an exception should further rehabilitation be deemed medically necessary. A detailed automatic exception process was established and implemented by the fiscal intermediaries on March 13, 2006. A majority of our patients qualify for this automatic exception. Despite the lag in implementation, the provision did apply retroactively from service dates beginning January 1, 2006. Patients who do not qualify for an automatic exception can make application for a manual exception. Confusion over the exception process on the date the caps expired and the education efforts required to implement the new process contributed to declining volumes of Part B therapy services in the first five months of 2006. However, by the end of the quarter, the contract therapy division had recovered to approximately 95% of pre-cap Part B revenue measured on a same store basis. Our contract therapy business recognized Part B therapy revenues of $17.7 million in the second quarter of 2006 compared to $14.1 million in the first quarter of 2006 and $18.9 million in the second quarter of 2005. Pending ongoing administration by the fiscal intermediaries, we anticipate volumes to remain at or near existing levels for the remainder of 2006.

Unless extended by Congress, the therapy cap exception process is scheduled to be phased out effective December 31, 2006. Also set to occur on January 1, 2007 is a 4.6% reduction in the physician fee schedule, the method by which all Part B therapy services are billed. While this too would affect contract therapy volumes, any adverse impact is anticipated to be less than that of the Part B therapy caps.

Under the provisions of the DRA, the full implementation of the 75% Rule has been delayed by one year, and the currently prevailing 60% level has been extended until June 2007. The 75% Rule is designed to manage the types of rehabilitation patients cared for in acute rehabilitation units in an effort to promote economic efficiency within the Medicare program. While our hospital rehabilitation services division has fully integrated this rule into its operations, at least two fiscal intermediaries in Mississippi and Virginia have denied certain claims by our clients for reimbursement. Of particular concern are those patients who were admitted with a diagnosis of single joint replacement. Even though the hospital or rehab unit is in compliance with the rule, reimbursement for these so called 25% patients is being denied based on the fiscal intermediary’s belief that services could have been rendered in what the fiscal intermediaries believe to be a lower cost setting, such as a skilled nursing facility. We will continue to assist our clients in their appeal of such denied claims in an effort to ensure patient access for the appropriate level of care.

REHABCARE GROUP, INC.

In January 2006, CMS issued proposed regulatory changes regarding Medicare reimbursement for LTACHs. The final rule was released on May 2, 2006 and became effective on July 1, 2006. We believe the new rule will not have a material impact on our existing LTACH business.

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

Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties. Our most critical accounting policies pertain to allowance for doubtful accounts, contractual allowances, goodwill and other intangible assets, health, workers compensation and professional liability insurance accruals and accounting for investments in unconsolidated affiliates. Each of these critical accounting policies was discussed in our 2005 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no significant changes in the application of critical accounting policies during the first six months of 2006.

Item 3. – Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk from changes in the London Interbank Offered Rate, or LIBOR, as interest on our revolving credit facility is charged at LIBOR plus a percentage based upon our consolidated leverage ratio. Our LIBOR contracts vary in length from 30 to 180 days. At June 30, 2006, we had $100 million outstanding under the facility at a weighted-average interest rate of approximately 7.0%. Adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed. Based on the outstanding balance of the revolving credit facility at June 30, 2006, a hypothetical 100 basis point increase in the LIBOR rate would result in additional interest expense of $1 million on an annualized basis. We are not a party to any derivative financial instruments.

Item 4. – Controls and Procedures

As of June 30, 2006, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REHABCARE GROUP, INC.

PART II. – OTHER INFORMATION

Item 1. – Legal Proceedings

In April 2005, the Office of Inspector General, U.S. Department of Health and Human Services, issued a subpoena duces tecum with respect to an investigation of the Company’s billing and business practices relative to operations within skilled nursing and long-term care facilities in New Jersey. Since receiving the subpoena, we have cooperated with the government and turned over information in response to the subpoena.

In July 2003, the former medical director and a former physical therapist at an acute rehabilitation unit that we previously operated filed a civil action against us and our former client hospital, Baxter County Regional Hospital, in the United States District Court for the Eastern District of Arkansas. The relator/plaintiffs seek back pay, civil penalties, treble damages and special damages from us and Baxter under the qui tam and whistleblower provisions of the False Claims Act. The allegations relate to the classification of patients between 1997 and 2001. We have agreed to indemnify Baxter for all fees and expenses on all counts arising out of the original complaint except for the whistleblower count filed by the physical therapist, who was an employee of Baxter. The United States Department of Justice, after investigating the allegations, declined to intervene. In June 2005, the relator/plaintiffs filed an amended complaint to include an additional allegation regarding CMS’s reporting requirements with respect to medical/surgical patients occupying beds located within a distinct part acute rehabilitation unit. We are aggressively defending the case and on April 14, 2006 we filed a motion for summary judgment in an effort to seek a dismissal of all claims without the necessity or expense of a full trial. Our motion for summary judgment remains pending. We expect a decision from the court on the summary judgment motion before the end of the year.

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

Item 1A. – Risk Factors

For information regarding risk factors, please refer to the Company’s 2005 Annual Report on Form 10-K. There were no material changes in the Company’s risk factors in the first six months of 2006.

Item 6. - Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REHABCARE GROUP, INC.

August 8, 2006

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

Date: August 8, 2006

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

Date: August 8, 2006

By:	/s/ Jay W. Shreiner
Jay W. Shreiner
Senior Vice President,
Chief Financial Officer
RehabCare Group, Inc.

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RehabCare Group, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John H. Short, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ John H. Short
John H. Short
President and
Chief Executive Officer
RehabCare Group, Inc.
August 8, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RehabCare Group, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jay W. Shreiner, Senior Vice President Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Jay W. Shreiner
Jay W. Shreiner
Senior Vice President,
Chief Financial Officer
RehabCare Group, Inc.
August 8, 2006