Form 10-Q
period 2006-09-30
REHABCARE GROUP INC
filed 2006-11-07
CIK 812191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common Stock, par value $.01 per share	17,201,492 (a)

(a) Includes 87,750 shares of unvested restricted stock.

REHABCARE GROUP, INC.

PART 1. – FINANCIAL INFORMATION

Item 1. – Condensed Consolidated Financial Statements

REHABCARE GROUP, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30,	December 31,
	2006	2005
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,172	$28,103
Accounts receivable, net of allowance for doubtful accounts of $14,168 and $7,936, respectively	154,420	85,541
Income taxes receivable	895	—
Deferred tax assets	5,766	6,359
Other current assets	10,122	7,295
Total current assets	179,375	127,298
Marketable securities, trading	4,279	3,974
Property and equipment, net	33,295	27,495
Excess of cost over net assets acquired, net	165,056	94,960
Intangible assets, net	37,998	7,560
Investments in unconsolidated affiliates	3,312	6,324
Deferred tax assets	1,047	979
Other	5,359	4,335
Total assets	$429,721	$272,925

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,319	$3,408
Accounts payable	5,076	2,474
Accrued salaries and wages	49,899	34,041
Income taxes payable	—	3,437
Accrued expenses	27,780	23,274
Total current liabilities	86,074	66,634
Long-term debt, less current portion	126,000	4,059
Deferred compensation	4,341	3,984
Other	4,968	—
Total liabilities	221,383	74,677
Minority interests	36	—
Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 21,111,640 shares and 20,830,351 shares as of September 30, 2006 and December 31, 2005, respectively	211	208
Additional paid-in capital	133,626	128,792
Retained earnings	129,169	123,952
Less common stock held in treasury at cost; 4,002,898 shares as of September 30, 2006 and December 31, 2005	(54,704)	(54,704)
Total stockholders’ equity	208,302	198,248
Total liabilities and stockholders’ equity	$429,721	$272,925

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenues	$183,162	$120,044	$432,546	$330,828
Costs and expenses:
Operating	149,240	91,034	347,554	248,738
Selling, general and administrative:
Divisions	12,207	8,987	31,053	26,450
Corporate	10,904	6,211	27,533	18,314
Depreciation and amortization	4,485	2,894	10,346	7,595
Restructuring	—	—	(191)	—
Total costs and expenses	176,836	109,126	416,295	301,097

Operating earnings	6,326	10,918	16,251	29,731

Interest income	73	213	417	628
Interest expense	(2,472)	(319)	(3,037)	(880)
Other income (expense)	(25)	(6)	(51)	32

Earnings before income taxes, equity in net loss of affiliates and minority interests	3,902	10,806	13,580	29,511

Income taxes	(1,541)	(4,376)	(5,364)	(11,951)
Equity in net loss of affiliates	(69)	(2,023)	(3,012)	(2,762)
Minority interests	10	—	13	—

Net earnings	$2,302	$4,407	$5,217	$14,798

Earnings per common share:
Basic	$0.13	$0.26	$0.31	$0.88
Diluted	$0.13	$0.26	$0.30	$0.86

Weighted-average number of common shares outstanding:
Basic	17,098	16,795	16,969	16,728
Diluted	17,296	17,136	17,231	17,175

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; amounts in thousands)

	Nine Months Ended,
	September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$5,217	$14,798
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	10,346	7,595
Provision for doubtful accounts	3,627	2,705
Equity in net loss of affiliates	3,012	2,762
Minority interests	(13)	—
Stock-based compensation expense	1,481	—
Income tax benefit related to stock options exercised	861	1,803
Excess tax benefit related to stock options exercised	(860)	—
Restructuring	(191)	—
Loss on disposal of property and equipment	51	—
Changes in assets and liabilities:
Accounts receivable, net	(16,809)	(19,693)
Other current assets	(1,545)	(1,617)
Other assets	215	(163)
Accounts payable	(3,210)	(1,435)
Accrued salaries and wages	(541)	1,838
Income taxes payable and deferred taxes	1,161	(2,231)
Accrued expenses	1,517	1,573
Deferred compensation	(275)	(101)
Net cash provided by operating activities	4,044	7,834

Cash flows from investing activities:
Additions to property and equipment	(9,659)	(9,906)
Purchase of marketable securities	(294)	(53,351)
Proceeds from sale/maturities of marketable securities	620	53,448
Change in restricted cash	—	3,073
Investment in unconsolidated affiliate	—	(3,643)
Disposition of business	—	(383)
Purchase of businesses, net of cash acquired	(135,606)	(29,369)
Other, net	(400)	(1,005)
Net cash used in investing activities	(145,339)	(41,136)

Cash flows from financing activities:
Net change in revolving credit facility	121,000	—
Principal payments on long-term debt	(2,148)	(1,477)
Debt issue costs	(892)	—
Contributions by minority interest shareholders	49	—
Exercise of stock options	2,495	2,526
Excess tax benefit related to stock options exercised	860	—
Net cash provided by financing activities	121,364	1,049

Net decrease in cash and cash equivalents	(19,931)	(32,253)
Cash and cash equivalents at beginning of period	28,103	50,405
Cash and cash equivalents at end of period	$8,172	$18,152

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Nine Month Periods Ended September 30, 2006 and 2005

(Unaudited)

(1)	Basis of Presentation

The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly and majority owned affiliates. The Company accounts for its investments in less than 50% owned affiliates using the equity method. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. The results of operations for the three months and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts may have been reclassified to conform to current year presentation. Effective July 1, 2006, the Company acquired all of the outstanding limited liability company membership interests of Symphony Health Services, LLC (“Symphony”). Symphony’s results of operations have been included in the Company’s financial statements prospectively beginning on July 1, 2006.

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

The Company adopted the fair value recognition provisions of Statement 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The grant-date fair value of each award is amortized to expense over the award’s vesting period. In accordance with Statement 123R, results for prior periods have not been restated. Compensation expense of approximately $339,000 and $1,481,000 was recognized for the three months and nine months ended September 30, 2006, respectively, and is included in corporate selling, general and administrative expense in the accompanying unaudited condensed consolidated statement of earnings. The total deferred income tax benefit recognized for share-based compensation arrangements was approximately $131,000 and $572,000 for the three months and nine months ended September 30, 2006, respectively. The Company had no cumulative effect adjustment as a result of initially adopting Statement 123R.

Prior to the adoption of Statement 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. Statement 123R requires the cash flows from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As a result of adopting Statement 123R, the Company reported a reduction of cash flow from operations and a corresponding increase to cash flow from financing activities of approximately $860,000 in the nine months ended September 30, 2006.

Had the Company used the fair value based accounting method for stock-based compensation expense described by Statement 123 for fiscal periods prior to January 1, 2006, the Company’s basic and diluted earnings per share for the three months and nine months ended September 30, 2005 would have been as set forth in the table below. As of January 1, 2006, the Company adopted Statement 123R thereby eliminating pro forma disclosure for periods following such adoption. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option valuation model and amortized to expense over the options’ vesting periods. Amounts are in thousands, except per share data.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005

Net earnings, as reported	$4,407	$14,798
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(508)	(1,682)

Pro forma net earnings	$3,899	$13,116

Earnings per share:
Basic, as reported	$0.26	$0.88
Basic, pro forma	$0.23	$0.78
Diluted, as reported	$0.26	$0.86
Diluted, pro forma	$0.23	$0.76

Incentive Plans

The Company has various incentive plans that provide long-term incentive and retentive awards. These awards include stock options and restricted stock awards. At September 30, 2006, a total of 990,590 shares were available for future issuance under the plans.

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

Prior to the adoption of Statement 123R, and in accordance with APB No. 25, no stock-based compensation cost was reflected in net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the fair market value of the stock on the date of grant. For footnote disclosures under Statement 123, the fair value of each option award was estimated on the date of grant using a Black-Scholes-Merton option valuation model. Under Statement 123R, the fair value of each option award is also estimated on the date of grant using a Black-Scholes-Merton option valuation model. Estimates of fair value may not equal the value ultimately realized by those who receive equity awards. The assumptions used to estimate fair value are noted in the following table. No options were granted during the three months ended September 30, 2006. The Company uses the historical volatility of the Company’s stock and other factors to estimate expected volatility. The expected term of options is based on historical data and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of participants exhibiting different behavior. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Expected volatility	N/A	32%	33%	32%-35%
Expected dividends	N/A	0%	0%	0%
Expected term (in years)	N/A	5.2-8.3	5.8-8.5	5.1-8.3
Risk-free rate	N/A	3.8%-4.2%	4.3%-4.7%	3.7%-4.2%

A summary of stock option activity through September 30, 2006 is presented below:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Life (yrs)	(millions)

Outstanding at January 1, 2006	2,347,441	$20.91
Granted	94,000	18.93
Exercised	(281,289)	8.88
Forfeited or expired	(241,688)	31.96
Outstanding at September 30, 2006	1,918,464	$21.18	5.3	$1.4
Exercisable at September 30, 2006	1,569,304	$20.58	4.6	$1.4

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $8.72 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $2.2 million.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

A summary of the status of the Company’s nonvested stock options as of September 30, 2006 and changes during the nine-month period ended September 30, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at January 1, 2006	412,269	$ 9.88
Granted	94,000	8.72
Vested	(121,875)	9.12
Forfeited	(35,234)	10.19
Nonvested at September 30, 2006	349,160	$ 9.80

As of September 30, 2006, there was approximately $1.8 million of unrecognized compensation cost related to nonvested options. Such cost is expected to be recognized over a weighted-average period of 1.7 years.

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

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2006 and changes during the nine-month period ended September 30, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at January 1, 2006	—	—
Granted	87,580	$18.66
Vested	—	—
Forfeited	(4,830)	18.87
Nonvested at September 30, 2006	82,750	$18.64

As of September 30, 2006, there was approximately $1.3 million of unrecognized compensation cost related to nonvested restricted stock awards. Such cost is expected to be recognized over a weighted-average

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

period of 2.4 years. The Company plans to issue new shares of common stock to satisfy restricted stock award vestings.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted earnings per share –
net earnings	$2,302	$4,407	$5,217	$14,798

Denominator:
Denominator for basic earnings per share –
weighted-average shares outstanding	17,098	16,795	16,969	16,728

Effect of dilutive securities:
stock options and restricted stock awards	198	341	262	447

Denominator for diluted earnings per share –
adjusted weighted-average shares	17,296	17,136	17,231	17,175

Basic earnings per share	$0.13	$0.26	$0.31	$0.88
Diluted earnings per share	$0.13	$0.26	$0.30	$0.86

For the three months and nine months ended September 30, 2006, total outstanding options for approximately 1.4 million shares were excluded from the calculation of diluted earnings per share as the option exercise price exceeded the fair market value of the Company’s common stock and their inclusion would have been anti-dilutive.

(5)	Comprehensive Income

Comprehensive income consisted only of net income in the three months and nine months ended September 30, 2006 and 2005.

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

On March 3, 2006, the Company elected to abandon its interest in InteliStaf. This decision was made for a variety of business reasons including InteliStaf’s continuing poor operating performance, the disproportionate percentage of Company management time and effort that was being devoted to this non-core business and an expected income tax benefit to be derived from the abandonment. In the first quarter of 2006, the Company wrote off the $2.8 million remaining carrying value of its investment in InteliStaf. This write-off was recorded as part of equity in net loss of affiliates on the accompanying unaudited condensed consolidated statement of earnings for the nine months ended September 30, 2006.

In January 2005, the Company paid $3.6 million for a 40% equity interest in Howard Regional Specialty Care, LLC (“Howard Regional”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana. The Company uses the equity method to account for its investment in Howard Regional. The value of the Company’s investment in Howard Regional at the transaction date exceeded its share of the book value of Howard Regional’s stockholders’ equity by approximately $3.5 million. This excess is being accounted for as equity method goodwill. The carrying value of the Company’s investment in Howard Regional was $3.3 million and $3.5 million at September 30, 2006 and December 31, 2005, respectively.

(7)	Business Combinations

Effective July 1, 2006, the Company acquired all of the outstanding limited liability company membership interests of Symphony Health Services, LLC (“Symphony”) for a purchase price of approximately $106.9 million, which includes an adjustment based on acquired working capital levels, plus costs of executing the acquisition. Symphony is a leading provider of contract therapy services in the nation with 2005 annual revenue of over $230 million. RehabCare funded the purchase with cash on hand and borrowings drawn from its recently expanded line of credit with Bank of America, N.A., Harris, N.A., General Electric Capital Corporation, National City Bank, U.S. Bank National Association, SunTrust Bank and Comerica Bank.

The following reflects the estimated assets and liabilities acquired by the Company in the Symphony transaction. Such estimated asset and liability amounts are based on preliminary valuation information and will be adjusted upon completion of an independent valuation study. Any reallocation of the acquisition cost is not expected to have a material impact on the Company’s financial statements. Amounts are in thousands.

Accounts receivable, net of allowance	$52,804
Other current assets	1,048
Equipment and leasehold improvements	3,632
Identifiable intangibles, principally customer contracts,
customer relationships and trade names	22,454
Excess of cost over net assets acquired	54,511
Other non-current assets	952
Accrued exit costs	(5,810)
Accounts payable and other accrued expenses	(19,156)
Other liabilities	(392)
Total acquisition cost	$110,043

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Accrued exit costs represent estimates of employee termination costs and lease exit costs associated with exiting certain Symphony pre-acquisition activities. The Company plans to terminate approximately 175 administrative employees of Symphony located in Baltimore, Maryland. 89 employees were terminated in the current quarter, and the remaining terminations are expected to be completed by June 30, 2007. The Company also intends to cease using certain Symphony offices under lease, including the Baltimore office. During the current quarter, the Company made total payments of $0.5 million for employee termination costs and $0.3 million for lease exit costs, and such payments were charged against the liability.

Symphony’s results of operations have been included in the Company’s financial statements prospectively beginning on July 1, 2006. The following pro forma information assumes the Symphony acquisition had occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical Company results to include Symphony’s results of operations, amortization of acquired finite-lived intangibles and incremental interest related to acquisition debt. The pro forma results do not include any future cost savings that may result from the combination of the Company’s and Symphony’s operations. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results. Amounts are in thousands, except per share data.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Pro Forma Results	2005	2006	2005

Operating revenues	$174,420	$542,916	$507,515
Net earnings	$3,000	$2,551	$12,164
Diluted earnings per share	$0.18	$0.15	$0.71

Effective June 1, 2006, the Company purchased substantially all of the assets of Solara Hospital of New Orleans (“Solara Hospital”) for approximately $19.2 million plus costs of executing the acquisition. The purchase price was funded through cash on hand plus a $3 million subordinated note. Solara Hospital is a 44-bed long-term acute care hospital with approximately 120 employees, located on the seventh floor of West Jefferson Medical Center in Marrero, LA. The Company is currently leasing this space under a three-year lease agreement dated November 1, 2003, which was recently extended to November 1, 2009. The lease may be extended for three additional periods of three years each. Solara Hospital also operates an additional 12-bed facility located at a satellite campus in New Orleans.

The following reflects the estimated assets and liabilities acquired by the Company in the Solara Hospital transaction. Such estimated asset and liability amounts are based on preliminary valuation information and will be adjusted upon completion of a final valuation. Any reallocation of the acquisition cost is not expected to have a material impact on the Company’s financial statements. Amounts are in thousands of dollars.

Accounts receivable, net of allowance	$1,940
Other current assets	182
Equipment and leasehold improvements	321
Identifiable intangibles, principally operating rights,
favorable leases and noncompete agreements	6,980
Excess of cost over net assets acquired	10,744
Accounts payable and accrued expenses	(630)
Total acquisition cost	$19,537

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Effective July 1, 2006, the Company acquired the assets of Memorial Rehabilitation Hospital in Midland, Texas for approximately $8.5 million plus costs of executing the acquisition. Memorial Rehabilitation Hospital is 38-bed freestanding inpatient rehabilitation hospital. RehabCare had provided program management services to the hospital since the facility first opened in 1988.

The results of operations of Solara Hospital and Memorial Rehabilitation Hospital have been included in the Company’s financial statements prospectively beginning on the dates of acquisition. The Company has not presented the pro forma results of operations of either Solara Hospital or Memorial Rehabilitation Hospital because the results are not considered material to the Company’s results of operations.

On August 1, 2005, the Company purchased substantially all of the operating assets of MeadowBrook Healthcare, Inc. and certain of its subsidiaries (“MeadowBrook”) for approximately $37.2 million plus costs of executing the acquisition. The purchase price was funded from a combination of cash on hand and credit facilities, plus $9 million in subordinated notes issued to the seller, of which $4 million was outstanding at September 30, 2006.

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

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	As Reported	Pro Forma	As Reported	Pro Forma

Operating revenues	$120,044	$124,708	$330,828	$364,796
Net earnings	$4,407	$4,503	$14,798	$15,434
Diluted earnings per share	$0.26	$0.26	$0.86	$0.90

(8)	Restructuring Costs

As reported in note 6, the Company sold its StarMed staffing division to InteliStaf on February 2, 2004. In connection with this sale, the Company initiated a series of restructuring activities to reduce the cost of corporate overhead that had previously been absorbed by the staffing division.

All restructuring activities were completed by December 31, 2005 except for the payment of lease exit costs related to office space that the Company ceased using in 2004. However, in June 2006, as a result of increased corporate headquarters staffing to support recent acquisitions, the Company made the decision to begin using the office space again. As a result, the Company reversed the remaining restructuring reserve of $191,000 to income in the second quarter of 2006. The following table summarizes the activity through September 30, 2006 with respect to the Company’s restructuring reserve:

Balance at December 31, 2005	$265
Payment of lease exist costs	(74)
Reversal of remaining restructuring reserve	(191)
Balance at September 30, 2006	$—

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(9)	Excess of Cost Over Net Assets Acquired and Other Intangible Assets

At September 30, 2006 and 2005, the Company had the following intangible asset balances (in thousands of dollars):

	September 30, 2006		September 30, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Noncompete agreements	$4,514	$(666)	$625	$(186)
Customer contracts and relationships	23,066	(4,250)	10,300	(2,803)
Trade names	8,773	(488)	2,140	(109)
Lease arrangements	905	(26)	—	—
Total	$37,258	$(5,430)	$13,065	$(3,098)

Unamortized Intangible Assets:
Trade names	$810		$2,360
Operating rights	5,360		—
Total	$6,170		$2,360

Amortization expense on intangible assets was approximately $1,196,000 and $548,000 for the three months ended September 30, 2006 and 2005, respectively, and $1,875,000 and $1,547,000 for the nine months ended September 30, 2006 and 2005, respectively.

The changes in the carrying amount of excess of cost over net assets acquired for the nine months ended September 30, 2006 are as follows (in thousands):

	Contract		Freestanding	Other Healthcare
	Therapy	HRS (a)	Hospitals	Services	Total
Balance at December 31, 2005	$21,795	$39,669	$29,352	$4,144	$94,960
Acquisitions	42,519	—	16,438	11,992	70,949
Purchase price adjustments
and allocations	—	—	(853)	—	(853)
Balance at September 30, 2006	$64,314	$39,669	$44,937	$16,136	$165,056

(a)	Hospital Rehabilitation Services (HRS).

(10)	Long-Term Debt

On June 16, 2006, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., Harris, N.A., General Electric Capital Corporation, National City Bank, U.S. Bank National Association, SunTrust Bank and Comerica Bank, as participating banks in the lending group. The Amended and Restated Credit Agreement is an expandable $175 million, five-year revolving credit facility. The revolving credit facility is expandable to $225 million upon the Company’s request, subject to the approval of the lending group and subject to continuing compliance with the terms of the Amended and Restated Credit Agreement.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The Amended and Restated Credit Agreement contains administrative covenants that are ordinary and customary for similar credit facilities. The credit facility also includes financial covenants, including requirements for us to comply on a consolidated basis with a maximum ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum ratio of total funded debt to EBITDA and a minimum ratio of adjusted EBITDA to fixed charges. As of September 30, 2006, the Company was in compliance with all debt covenants.

The annual fees and interest rates to be charged in connection with the credit facility and the outstanding principal balance are variable based upon the Company’s consolidated leverage ratios. As of September 30, 2006, the balance outstanding against the new revolving credit facility was $121 million at a weighted-average interest rate of approximately 7.0%.

As of September 30, 2006, the Company had approximately $15 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount the Company may borrow under its line of credit. As of September 30, 2006, the available borrowing capacity under the line of credit was approximately $39 million.

In connection with the Solara Hospital acquisition, the Company issued a subordinated promissory note with a face value of $3.0 million and a stated interest rate of 7.5%. The note has a two-year term and interest is payable in quarterly installments. The entire principal balance together with any unpaid interest is due and payable on May 31, 2008. The Company also issued long-term subordinated promissory notes in connection with the purchase of businesses in 2004 and 2005. As of September 30, 2006, the remaining aggregate principal balance on all subordinated promissory notes was approximately $8.3 million.

(11)	Industry Segment Information

Before acquiring Symphony, the Company operated in the following three business segments, which were managed separately based on fundamental differences in operations: program management services, freestanding hospitals and healthcare management consulting. Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and contract therapy programs. On July 1, 2006, the Company acquired Symphony, which is a leading provider of contract therapy program management services. Symphony also operates a therapist and nurse staffing business as well as a healthcare management consulting business. With the acquisition of Symphony, the Company has created a new segment: other healthcare services, which include the Company’s preexisting healthcare management consulting business together with Symphony’s staffing and consulting businesses. Virtually all of the Company’s services are provided in the United States. Summarized information about the Company’s operations in each industry segment is as follows (in thousands of dollars):

	Three Months Ended,			Nine Months Ended,
Operating Revenues	September 30,			September 30,
	2006	>	2005	2006	2005
Program management:
Contract therapy	$107,690		$60,896	$228,181	$170,984
Hospital rehabilitation services	44,338		47,233	135,982	143,092
Program management total	152,028		108,129	364,163	314,076
Freestanding hospitals	21,396		8,846	53,429	8,846
Other healthcare services	9,976		3,078	15,281	8,199
Less intercompany revenues (1)	(238)		(9)	(327)	(293)
Total	$183,162		$120,044	$432,546	$330,828

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(1)	Intercompany revenues represent sales of services, at market rates, between the Company’s operating segments.

	Three Months Ended,		Nine Months Ended,
Operating Earnings	September 30,		September 30,
	2006	2005	2006	2005
Program management:
Contract therapy	$(664)	$3,659	$(1,295)	$9,217
Hospital rehabilitation services	6,135	7,010	16,358	20,382
Program management total	5,471	10,669	15,063	29,599
Freestanding hospitals	438	95	618	95
Other healthcare services	417	154	379	37
Restructuring	—	—	191	—
Total	$6,326	$10,918	$16,251	$29,731

	Three Months Ended,		Nine Months Ended,
Depreciation and Amortization	September 30,		September 30,
	2006	2005	2006	2005
Program management:
Contract therapy	$2,408	$1,092	$4,708	$3,073
Hospital rehabilitation services	1,160	1,475	3,511	4,179
Program management total	3,568	2,567	8,219	7,252
Freestanding hospitals	787	316	1,970	316
Other healthcare services	130	11	157	27
Total	$4,485	$2,894	$10,346	$7,595

	Three Months Ended,		Nine Months Ended,
Capital Expenditures	September 30,		September 30,
	2006	2005	2006	2005
Program management:
Contract therapy	$1,140	$2,060	$2,744	$3,902
Hospital rehabilitation services	362	1,632	1,161	3,697
Program management total	1,502	3,692	3,905	7,599
Freestanding hospitals	1,826	2,265	5,733	2,265
Other healthcare services	9	12	21	42
Total	$3,337	$5,969	$9,659	$9,906

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	Total Assets		Unamortized Goodwill
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
Program management:
Contract therapy	$190,622	$81,712	$64,314	$21,795
Hospital rehabilitation services	113,000	129,408	39,669	39,669
Program management total	303,622	211,120	103,983	61,464
Freestanding hospitals	92,226	52,381	44,937	29,352
Other healthcare services	33,873	6,600	16,136	4,144
Corporate	—	2,824	—	—
Total	$429,721	$272,925	$165,056	$94,960

(12)	Related Party Transactions

In January 2005, the Company acquired a 40.0% equity interest in Howard Regional, which operates a freestanding rehabilitation hospital in Kokomo, Indiana. The Company uses the equity method to account for its investment in Howard Regional. The Company’s hospital rehabilitation services division recognized operating revenues for services provided to Howard Regional of approximately $0.7 million and $2.0 million for the three months and nine months ended September 30, 2006, respectively, and approximately $0.6 million and $1.5 million for the three months and nine months ended September 30, 2005, respectively. The Company’s accounts receivable at September 30, 2006 and December 31, 2005 include approximately $0.7 million and $0.2 million, respectively, which was due from Howard Regional.

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $106,000 and $302,000 for the three months and nine months ended September 30, 2006, respectively, and approximately $132,000 and $437,000 for the three months and nine months ended September 30, 2005, respectively. 55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short. The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business. On September 1, 2006, the Company and 55JS entered into a non-continuous aircraft dry lease agreement. The agreement, which supersedes a prior agreement between the parties, was filed in its entirety as an exhibit to the Company’s Current Report on Form 8-K filed on September 7, 2006.

(13)	Recently Issued Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN 48 will have on its results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its results of operations or financial position.

REHABCARE GROUP, INC.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include but are not limited to, our ability to consummate acquisitions and other partnering relationships at reasonable valuations; our ability to integrate acquisitions and partnering relationships within the expected timeframes and to achieve the revenue, cost savings and earnings levels from such acquisitions and relationships at or above the levels projected; our ability to comply with the terms of our borrowing agreements; changes in governmental reimbursement rates and other regulations or policies affecting reimbursement for the services provided by us to clients and/or patients; the operational, administrative and financial effect of our compliance with other governmental regulations and applicable licensing and certification requirements; our ability to attract new client relationships or to retain and grow existing client relationships through expansion of our service offerings and the development of alternative product offerings; the future financial results of any unconsolidated affiliates; the adequacy and effectiveness of our operating and administrative systems; our ability to attract and the additional costs of attracting and retaining administrative, operational and professional employees; shortages of qualified therapists and other healthcare personnel; significant increases in health, workers compensation and professional and general liability costs; litigation risks of our past and future business, including our ability to predict the ultimate costs and liabilities or the disruption of our operations; competitive and regulatory effects on pricing and margins; our ability to effectively respond to fluctuations in our census levels and number of patient visits; the proper functioning of our information systems; natural disasters and other unexpected events which could severely damage or interrupt our systems and operations; and general and economic conditions, including efforts by governmental reimbursement programs, insurers, healthcare providers and others to contain healthcare costs.

Results of Operations

Prior to acquiring Symphony Health Services, LLC, we operated in the following three business segments, which were managed separately based on fundamental differences in operations: program management services, freestanding hospitals and healthcare management consulting. Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and contract therapy programs. On July 1, 2006, we acquired Symphony, which is a leading provider of contract therapy program management services. Symphony also operates a therapist and nurse staffing business and a healthcare management consulting business. With the acquisition of Symphony, we created a new segment: other healthcare services, which include our preexisting healthcare management consulting business together with Symphony’s staffing and consulting businesses.

As of September 30, 2006, our freestanding hospitals business operated four freestanding inpatient rehabilitation hospitals located in Florida and Texas and three long-term acute care hospitals (“LTACHs”) located in Oklahoma and Louisiana.

REHABCARE GROUP, INC.

Selected Operating Statistics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Program Management:
Contract Therapy:
Operating revenues (in thousands)	$107,690	$60,896	$228,181	$170,984
Average number of locations	1,274	771	940	744
Average revenue per location	$84,531	$79,032	$242,803	$229,893

Hospital Rehabilitation Services:
Operating revenues (in thousands)
Inpatient	$32,517	$35,083	$98,750	$106,347
Outpatient	11,821	12,150	37,232	36,745
Total	$44,338	$47,233	$135,982	$143,092

Average number of programs
Inpatient	136	146	137	144
Outpatient	40	42	42	42
Total	176	188	179	186

Average revenue per program
Inpatient	$238,546	$241,031	$721,965	$737,741
Outpatient	298,030	287,047	897,192	884,913
Total	$251,952	$251,399	$762,754	$770,641

Freestanding Hospitals:
Operating revenues (in thousands)	$21,396	$8,846	$53,429	$8,846
Number of facilities at end of period	7	4	7	4

Other Healthcare Services:
Operating revenues (in thousands)	$9,976	$3,078	$15,281	$8,199

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Operating Revenues

Consolidated operating revenues during the third quarter of 2006 increased by $63.2 million, or 52.6%, to $183.2 million compared to $120.0 million in the third quarter of 2005. The revenue increase was primarily due to the acquisition of Symphony on July 1, 2006 and the acquisitions of Solara Hospital of New Orleans and Memorial Rehabilitation Hospital in Midland, Texas on June 1, 2006 and July 1 2006, respectively. The various Symphony businesses generated revenues of $51.5 million and the two recently acquired hospitals generated incremental revenues of approximately $5.5 million in the third quarter of 2006. Excluding revenue from the two new hospitals, revenues for the freestanding hospitals segment increased $7.1 million in the third quarter of 2006 compared to the third quarter of 2005. Revenues for hospital rehabilitation services decreased $2.9 million in the third quarter of 2006 compared to the third quarter of 2005.

REHABCARE GROUP, INC.

Contract therapy revenues increased by $46.8 million or 76.8% from $60.9 million in the third quarter of 2005 to $107.7 million in the third quarter of 2006. This revenue growth was almost entirely due to the acquisition of Symphony’s RehabWorks business, which added 470 locations and revenues of $44.1 million in the third quarter of 2006. The remaining revenue increase of $2.7 million reflects an increase in the average number of legacy contract therapy locations operated from 771 in the third quarter of 2005 to 798 in the third quarter of 2006. Year-over-year third quarter same store revenue growth was 4.1%, which is down from the same store growth rates achieved in the prior year. In the third quarter of 2005, contract therapy revenues benefited from the phase-in of the implementation of the 75% rule which had the effect of shifting certain types of patients from hospitals to skilled nursing facilities, therefore augmenting same store growth.

Hospital rehabilitation services operating revenues declined 6.1% in the third quarter of 2006 as inpatient revenue declined 7.3% and outpatient revenue declined 2.7%. The decline in inpatient revenue reflects a 6.4% decline in the average number of units operated and pricing pressure experienced on certain contract renewals. The decline in the number of units operated was primarily in the subacute business, which has stabilized in recent months. The decline in inpatient revenue was further impacted by a 2.4% decline in acute rehabilitation same store discharges despite the one year delay in further phase-in of the 75% rule. The decline in outpatient revenue reflects a 6.3% decline in the average number of units operated which was partially offset by a 6.8% increase in outpatient same store revenue growth.

Freestanding hospital segment revenues were $21.4 million in the third quarter of 2006 compared to $8.8 million in the third quarter of 2005. Our acquisition of the assets of MeadowBrook was completed on August 1, 2005; therefore, only the last two months of MeadowBrook’s operating revenues are included in our financial statements for the third quarter of 2005. The four MeadowBrook hospitals generated revenues of $14.7 million in the third quarter of 2006. The remaining $6.7 million of revenue in the third quarter of 2006 reflects the recent acquisitions of Solara Hospital of New Orleans and Memorial Rehabilitation Hospital in Midland, Texas and the December 2005 opening of a freestanding rehabilitation hospital in Arlington, Texas. We acquired Solara Hospital of New Orleans on June 1, 2006 and Memorial Rehabilitation Hospital on July 1, 2006.

Other healthcare services segment revenues were $10.0 million in the third quarter of 2006 and $3.1 million in the third quarter of 2005. This revenue change is almost entirely due to the July 1, 2006 acquisition of Symphony’s therapist and nurse staffing businesses and strategic consulting services business.

Costs and Expenses
	Three Months Ended September 30,
	2006		2005
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$149,240	81.4%	$91,034	75.8%
Division selling, general and administrative	12,207	6.7	8,987	7.5
Corporate selling, general and administrative	10,904	6.0	6,211	5.2
Depreciation and amortization	4,485	2.4	2,894	2.4
Total costs and expenses	$176,836	96.5%	$109,126	90.9%

Operating expenses increased as a percentage of revenues due to increased operating costs in contract therapy as discussed in more detail below and due to the overall shift in revenue mix toward our contract therapy and freestanding hospital businesses, which tend to have lower operating margins than our hospital rehabilitation services business. The decrease in division selling, general and administrative

REHABCARE GROUP, INC.

expenses as a percentage of revenues reflects the additional revenues from our new freestanding hospital business which requires less investment in division level selling and administrative personnel than our other businesses. The increase in corporate selling, general and administrative expenses resulted primarily from the acquisition of Symphony. Corporate selling, general and administrative expenses include $3.1 million of costs related to Symphony’s corporate office in Baltimore, Maryland and approximately $0.7 million of incremental expenses added to our corporate offices in St. Louis to support the Symphony businesses. The majority of the $3.1 million of costs relates to salaries and benefits for back office employees we acquired on July 1, 2006. Between July 1 and September 30, 2006, we reduced the net headcount for Symphony’s back office by 60 employees. We anticipate a total net head count reduction of approximately 90 by the time all back office integration activities are completed by late 2007. During the third quarter of 2006, we achieved annualized cost savings in combined back office costs of approximately $5.3 million. We anticipate achieving total cost savings, once all back office activities are fully integrated, of approximately $10-14 million, inclusive of margin improvements expected from the implementation of our point of service technology. Depreciation and amortization increased primarily as a result of the July 1, 2006 acquisition of Symphony.

	Three Months Ended September 30,
	2006		2005
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$91,256	84.7%	$48,692	80.0%
Division selling, general and administrative	6,870	6.4	4,056	6.7
Corporate selling, general and administrative	7,820	7.3	3,397	5.5
Depreciation and amortization	2,408	2.2	1,092	1.8
Total costs and expenses	$108,354	100.6%	$57,237	94.0%
Hospital Rehabilitation Services:
Operating expenses	$31,350	70.7%	$32,291	68.4%
Division selling, general and administrative	3,768	8.5	3,787	8.0
Corporate selling, general and administrative	1,925	4.4	2,670	5.7
Depreciation and amortization	1,160	2.6	1,475	3.1
Total costs and expenses	$38,203	86.2%	$40,223	85.2%
Freestanding Hospitals:
Operating expenses	$19,000	88.8%	$7,774	87.9%
Division selling, general and administrative	389	1.8	606	6.9
Corporate selling, general and administrative	782	3.7	55	0.6
Depreciation and amortization	787	3.7	316	3.5
Total costs and expenses	$20,958	98.0%	$8,751	98.9%
Other Healthcare Services:
Operating expenses	$7,872	78.9%	$2,286	74.3%
Division selling, general and administrative	1,180	11.8	538	17.5
Corporate selling, general and administrative	377	3.8	89	2.9
Depreciation and amortization	130	1.3	11	0.3
Total costs and expenses	$9,559	95.8%	$2,924	95.0%

Total contract therapy costs and expenses increased in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to the increase in direct operating expenses associated with the acquisition of Symphony’s RehabWorks business. RehabWorks accounts for the vast majority of the $42.6 million increase in the division’s direct operating expenses. In addition, direct

REHABCARE GROUP, INC.

operating expenses increased as a percentage of unit revenue due to higher wage costs, greater use of higher cost contract labor and lower therapist productivity. Within the legacy contract therapy business, total labor and benefit cost per minute of therapy increased 6.7% in the third quarter of 2006. Additionally, labor and benefit costs per minute of service is higher at the recently acquired RehabWorks locations when compared to the legacy contract therapy locations. Contract therapy’s corporate selling, general and administrative expenses increased from the third quarter of 2005 to the third quarter of 2006 primarily as a result of a higher level of effort focused on RehabWorks integration activities and the inclusion of redundant Symphony back office costs that have not yet been eliminated. Depreciation and amortization expense increased primarily as a result of the amortization of intangible assets resulting from the July 1, 2006 acquisition of Symphony. As a result of these factors, the operating earnings for contract therapy decreased from $3.7 million in the third quarter of 2005 to a loss of $0.7 million in the third quarter of 2006.

Total hospital rehabilitation services (HRS) costs and expenses declined from the prior year quarter primarily due to declines in inpatient direct operating expenses and lower corporate selling, general and administrative expenses and lower amortization of intangible assets. Direct operating expenses declined as average units in operation fell from 188 to 176. The division’s direct operating expenses increased as a percentage of unit revenue, however, from the third quarter of 2005 to the third quarter of 2006 primarily as a result of (i) higher labor and benefit costs resulting from wage pressure due to the on-going tight therapist labor market and (ii) pricing pressure experienced on certain contract renewals. HRS division selling, general and administrative expenses increased slightly as a percentage of unit revenue from the third quarter of 2005 to the third quarter of 2006 primarily as a result of an increased investment in program marketing directed at identifying more 75% rule qualifying patients and improving overall patient census. Corporate selling, general and administrative expenses decreased from the prior year quarter to the current year quarter reflecting efforts to control costs and greater leveraging of selling, general and administrative expenses with the acquisition of Symphony. Depreciation and amortization expense declined from the third quarter of 2005 to the third quarter of 2006 primarily due to lower amortization associated with VitalCare’s intangible assets. In the fourth quarter of 2005, we determined the VitalCare trade name and contractual customer relationship intangible assets were impaired and wrote down the value of those assets accordingly. Total hospital rehabilitation services operating earnings decreased by $0.9 million from $7.0 million in the third quarter of 2005 to $6.1 million in the third quarter of 2006.

The freestanding hospitals segment generated operating earnings of $0.4 million in the third quarter of 2006 and $0.1 million in the third quarter of 2005. We continued to incur start-up costs for our newly constructed Amarillo, Texas facility which admitted its first patient in October 2006. We also incurred significant start-up costs for our Midland, Texas freestanding rehabilitation hospital. We acquired the Midland hospital effective July 1, 2006, but the facility did not receive its Medicare certification until the beginning of August. Startup costs for the freestanding hospitals segment totaled $0.9 million in the third quarter of 2006.

The other healthcare services segment generated operating earnings of $0.4 million in the third quarter of 2006 and $0.2 million in the third quarter of 2005.

Non-Operating Items

Interest income decreased from the third quarter of 2005 to the third quarter of 2006 primarily due to the impact of lower average cash and investment balances.

Interest expense increased from $0.3 million in the third quarter of 2005 to $2.5 million in the third quarter of 2006 primarily due to the increase in borrowings against our revolving credit facility. As of September 30, 2006, the balance outstanding on the revolving credit facility was $121 million. Interest expense also includes interest on subordinated promissory notes issued as partial consideration for various

REHABCARE GROUP, INC.

acquisitions completed over the last three years, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit. As of September 30, 2006, the remaining aggregate principal balance on all subordinated promissory notes was approximately $8.3 million.

Earnings before income taxes, equity in net loss of affiliates and minority interests decreased to $3.9 million in the third quarter of 2006 from $10.8 million in the third quarter of 2005. The provision for income taxes was $1.5 million in the third quarter of 2006 compared to $4.4 million in the third quarter of 2005, reflecting effective income tax rates of 39.5% and 40.5%, respectively.

Equity in net loss of affiliates decreased to $0.1 million in the third quarter of 2006 from $2.0 million in the third quarter of 2005. The loss in the third quarter of 2005 primarily represented the loss on our equity investment in InteliStaf Holdings, which we elected to abandon in the first quarter of 2006. This decision was made for a variety of business reasons including InteliStaf’s continuing poor operating performance, the disproportionate percentage of our management time and effort that was being devoted to this non-core business, and an expected income tax benefit to be derived from the abandonment.

Net earnings were $2.3 million in the third quarter of 2006 compared to $4.4 million in the third quarter of 2005. Diluted earnings per share were $0.13 in the third quarter of 2006 compared to $0.26 in the third quarter of 2005. On an aggregate basis, we estimate that the Symphony businesses generated an after tax loss of approximately $2.0 million in the current quarter after consideration of incremental amortization and interest expense and net back office cost savings.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Operating Revenues

Consolidated operating revenues during the first nine months of 2006 increased by $101.7 million, or 30.7%, to $432.5 million compared to $330.8 million in the first nine months of 2005. The revenue increase was primarily due to revenues generated by Symphony, which we acquired on July 1, 2006, and the freestanding hospital division, which was formed with the acquisition of MeadowBrook on August 1, 2005. The various Symphony businesses generated revenues of $51.5 million in the three months following the acquisition. Revenues for the freestanding hospitals segment increased by $44.6 million to $53.4 million in the first nine months of 2006 compared to $8.8 million in the first nine months of 2005. Revenues for hospital rehabilitation services decreased $7.1 million or 5.0% in the first nine months of 2006.

Contract therapy revenues increased $57.2 million or 33.5% from $171.0 million in the first nine months of 2005 to $228.2 million in the first nine months of 2006. This revenue growth was primarily due to the acquisition of Symphony’s RehabWorks business, which contributed revenues of $44.1 million in the three months following the acquisition. The remaining revenue increase of $13.1 million reflects an increase in the average number of legacy contract therapy locations operated from 744 in the first nine months of 2005 to 779 in the first nine months of 2006. Compared to the first nine months of 2005, same store revenues grew 1.5% in the first nine months of 2006 which is down from the high single digit same store growth rate achieved in the comparable time period of the prior year. The decline in the rate of same store revenue growth is primarily due to impact of Part B therapy caps instituted on January 1, 2006, which had a significant impact on Part B revenues throughout the first half of 2006.

Hospital rehabilitation services operating revenues for the first nine months of 2006 declined by $7.1 million, or 5.0%. An increase in revenue from the outpatient business only partially offset a decline in inpatient revenues. In the outpatient business, same store revenues grew 5.2%, due to a 3.9% increase in same store units of service and a 1.3% increase in net revenue per unit of service. The decline in inpatient revenue reflects a decline in the average number of operating units from 144 for the first nine months of

REHABCARE GROUP, INC.

2005 to 137 in the first nine months of 2006 and pricing pressure experienced on certain contract renewals. The decline in operating units was primarily in the subacute business, which has stabilized in recent months. The inpatient business was further impacted by a 3.3% decline in acute rehabilitation same store revenues which was primarily due to a 3.0% decline in same store discharges. The 75% rule continues to impact our unit level census and caused a reduction in the number of discharges for the first nine months of 2006 as an increasing number of patients with diagnoses outside of the 13 qualifying diagnoses are being treated at other patient care settings.

Freestanding hospital segment revenues were $53.4 million in first nine months of 2006 compared to $8.8 million in the first nine months of 2005. This division was first formed with our acquisition of the assets of MeadowBrook which was completed on August 1, 2005; therefore, only the last two months of MeadowBrook’s operating revenues are included in our financial statements for the nine month period ended September 30, 2005. The four MeadowBrook hospitals generated revenues of $44.0 million in the first nine months of 2006. The remaining $9.4 million of revenue in the first nine months of 2006 reflects the recent acquisitions of Solara Hospital of New Orleans and Memorial Rehabilitation Hospital in Midland, Texas and the December 2005 opening of a freestanding rehabilitation hospital in Arlington, Texas.

Other healthcare services segment revenues were $15.3 million in the first nine months of 2006 and $8.2 million in the first nine months of 2005. This revenue increase is almost entirely due to the July 1, 2006 acquisition of Symphony’s therapist and nurse staffing businesses and strategic consulting services business.

Costs and Expenses
	Nine Months Ended September 30,
	2006		2005
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$347,554	80.3%	$248,738	75.2%
Division selling, general and administrative	31,053	7.2	26,450	8.0
Corporate selling, general and administrative	27,533	6.3	18,314	5.5
Depreciation and amortization	10,346	2.4	7,595	2.3
Restructuring	(191)	—	—	—
Total costs and expenses	$416,295	96.2%	$301,097	91.0%

Operating expenses increased as a percentage of revenues due to increased operating costs in contract therapy as discussed in more detail below and due to the overall shift in revenue mix toward our contract therapy and freestanding hospital businesses, which tend to have lower operating margins than our hospital rehabilitation services business. The decrease in division selling, general and administrative costs as a percentage of revenues reflects the additional revenues from our new freestanding hospital business which requires less investment in division level selling and administrative personnel than our other divisions. The increase in corporate selling, general and administrative expenses resulted from the July 1, 2006 acquisition of Symphony, increases in legal expenses and expenses related to business development activities, and the recognition of approximately $1.5 million of stock-based compensation expense in the first nine months of 2006. Corporate selling, general and administrative expenses include $3.1 million of costs related to Symphony’s corporate office in Baltimore, Maryland and approximately $0.7 million of incremental expenses added to our corporate offices in St. Louis to support the Symphony businesses. The majority of the $3.1 million of costs relates to salaries and benefits for back office employees we acquired on July 1, 2006. Between July 1 and September 30, 2006, we reduced the net headcount for Symphony’s back office by 60 employees. We anticipate a total net head count reduction of approximately 90 by the time all back office integration activities are completed by late 2007. During the third quarter of 2006, we achieved

REHABCARE GROUP, INC.

annualized cost savings in combined back office costs of approximately $5.3 million. We anticipate achieving total cost savings, once all back office activities are fully integrated, of approximately $10-14 million, inclusive of margin improvements expected from the implementation of our point of service technology. Depreciation and amortization increased primarily as a result of the acquisition of Symphony.

	Nine Months Ended September 30,
	2006		2005
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$193,177	84.7%	$136,649	79.9%
Division selling, general and administrative	15,662	6.8	12,030	7.0
Corporate selling, general and administrative	15,929	7.0	10,015	5.9
Depreciation and amortization	4,708	2.1	3,073	1.8
Total costs and expenses	$229,476	100.6%	$161,767	94.6%
Hospital Rehabilitation Services:
Operating expenses	$96,336	70.8%	$98,219	68.7%
Division selling, general and administrative	11,643	8.6	12,308	8.6
Corporate selling, general and administrative	8,134	6.0	8,004	5.6
Depreciation and amortization	3,511	2.6	4,179	2.9
Total costs and expenses	$119,624	88.0%	$122,710	85.8%
Freestanding Hospitals:
Operating expenses	$46,454	86.9%	$7,774	87.9%
Division selling, general and administrative	1,501	2.8	606	6.9
Corporate selling, general and administrative	2,886	5.4	55	0.6
Depreciation and amortization	1,970	3.7	316	3.5
Total costs and expenses	$52,811	98.8%	$8,751	98.9%
Other Healthcare Services:
Operating expenses	$11,914	78.0%	$6,389	77.9%
Division selling, general and administrative	2,247	14.7	1,506	18.4
Corporate selling, general and administrative	584	3.8	240	2.9
Depreciation and amortization	157	1.0	27	0.3
Total costs and expenses	$14,902	97.5%	$8,162	99.5%

Total contract therapy costs and expenses increased in the first nine months of 2006 compared to the first nine months of 2005 primarily due to the increase in direct operating expenses associated with the acquisition of Symphony’s RehabWorks business on July 1, 2006. RehabWorks accounts for the vast majority of the $56.5 million increase in the division’s direct operating expenses. In addition, direct operating expenses increased as a percentage of unit revenue as the total labor and benefit cost per minute of therapy service increased 10.6% in the first nine months of 2006. This increase is attributable to higher wage costs, greater use of higher cost contract labor and lower therapist productivity. Additionally, labor and benefit costs per minute of service is higher in the recently acquired RehabWorks locations when compared to the legacy contract therapy locations. Contract therapy’s corporate selling, general and administrative expenses increased from the first nine months of 2005 to the first nine months of 2006 primarily as a result of overhead costs incurred for Symphony’s corporate office in Baltimore. In addition, corporate selling, general and administrative expenses for the first nine months of 2006 reflect increased legal expenses of $0.8 million and allocated stock-based compensation expense of $0.8 million. Depreciation and amortization expense increased primarily as a result of the acquisition of Symphony. As a result of these factors, the

REHABCARE GROUP, INC.

operating earnings for contract therapy decreased from $9.2 million in the first nine months of 2005 to a loss of $1.3 million in the first nine months of 2006.

Total hospital rehabilitation services costs and expenses declined from the first nine months of 2005 to the first nine months of 2006 primarily due to a decline in direct operating expenses. Direct operating expenses declined as average units in operation fell from 186 to 179. The division’s direct operating expenses increased as a percentage of unit revenue from the first nine months of 2005 to the first nine months of 2006 primarily as a result of (i) higher labor and benefit costs resulting from continued wage pressure for therapists and (ii) pricing pressure experienced on certain contract renewals. Division level selling, general, and administrative expenses have declined reflecting efforts to control costs and consolidate certain management functions with our contract therapy division. These efforts were partially offset by an increased investment in program marketing directed at identifying more 75% rule qualifying patients and improving overall patient census. The division’s depreciation and amortization expense declined from the first nine months of 2005 primarily due to lower amortization associated with VitalCare’s intangible assets. In the fourth quarter of 2005, we determined the VitalCare trade name and contractual customer relationship intangible assets were impaired and wrote down the value of those assets accordingly. Total hospital rehabilitation services operating earnings decreased from $20.4 million in the first nine months of 2005 to $16.4 million in the first nine months of 2006.

The freestanding hospitals segment, which was formed in the third quarter of 2005 with the acquisition of MeadowBrook, generated approximately $0.6 million of operating earnings in the first nine months of 2006 and $0.1 million in the first nine months of 2005. During the first nine months of 2006, we incurred start-up costs for our Arlington, Texas rehabilitation hospital, which admitted its first patient in late December 2005, our newly constructed Amarillo, Texas facility, which admitted its first patient in October 2006, and our Midland, Texas freestanding rehabilitation hospital, which was acquired on July 1, 2006 but did not receive its Medicare and state certifications until early August. Startup costs for the freestanding hospitals segment totaled $1.6 million in the first nine months of 2006.

The other healthcare services segment generated operating earnings of $0.4 million in the first nine months of 2006 compared to break-even in the first nine months of 2005.

Non-Operating Items

Interest income decreased slightly in the first nine months of 2006 compared to the first nine months of 2005 primarily due to the impact of lower average cash and investment balances.

Interest expense increased from $0.9 million in the first nine months of 2005 to $3.0 million in the first nine months of 2006 primarily due to the increase in borrowings against our revolving credit facility. As of September 30, 2006, the balance outstanding on the revolving credit facility was $121 million. Interest expense also includes interest on subordinated promissory notes issued as partial consideration for various acquisitions completed over the last three years, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit. As of September 30, 2006, the remaining aggregate principal balance on all subordinated promissory notes was approximately $8.3 million.

Earnings before income taxes, equity in net loss of affiliates and minority interests decreased to $13.6 million in the first nine months of 2006 from $29.5 million in the first nine months of 2005. The provision for income taxes was $5.4 million in the first nine months of 2006 compared to $12.0 million in the first nine months of 2005, reflecting effective income tax rates of 39.5% and 40.5%, respectively.

Equity in net loss of affiliates represents our share of the losses of less than majority owned equity investments, primarily our investment in InteliStaf Holdings. During the first quarter of 2006, we elected to

REHABCARE GROUP, INC.

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

Diluted earnings per share were $0.30 in the first nine months of 2006 compared to $0.86 in the first nine months of 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had $8.2 million in cash and cash equivalents, and a current ratio, the amount of current assets divided by current liabilities, of 2.1 to 1. Working capital increased by $32.6 million to $93.3 million at September 30, 2006 as compared to $60.7 million at December 31, 2005. This increase was primarily due to the addition of working capital from the Symphony acquisition on July 1, 2006 which was funded via long-term borrowings against our revolving credit facility. Net accounts receivable were $154.4 million at September 30, 2006, compared to $85.5 million at December 31, 2005. This increase is also primarily the result of the acquisition of Symphony effective July 1, 2006. The number of days’ average net revenue in net receivables was 77.1 and 63.9 at September 30, 2006 and December 31, 2005, respectively. This increase is primarily due to the greater mix of contract therapy receivables, including balances added via the acquisition of Symphony, which tend to have a longer collection cycle.

The Company has historically financed its operations with funds generated from operating activities and borrowings under credit facilities and long-term debt instruments. We believe our cash on hand, cash generated from operations and availability under our credit facility will be sufficient to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements. We have a $175 million, five-year revolving credit facility, dated June 16, 2006, with $121 million outstanding as of September 30, 2006 at a weighted-average interest rate of approximately 7.0%. The revolving credit facility is expandable to $225 million, subject to the approval of the lending group and subject to our continued compliance with the terms of the credit agreement. As of September 30, 2006, we had approximately $15 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount we may borrow under the revolving credit facility. As of September 30, 2006, the available borrowing capacity under the line of credit was approximately $39 million.

As part of the purchases of Solara Hospital of New Orleans on June 1, 2006, the MeadowBrook business in 2005 and various other acquisitions completed in 2004, we issued long-term subordinated promissory notes to the respective selling parties. These notes bear interest at rates ranging from 6%-8%. As of September 30, 2006, approximately $8.3 million of these notes remained outstanding. Approximately $2.3 million is due within the next twelve months, with the remainder payable in installments through August 2008. In addition, as part of our arrangement with Signature Healthcare Foundation, we extended a $2.0 million line of credit to Signature. At September 30, 2006, Signature had drawn approximately $1.4 million against this line of credit.

Regulatory and Legislative Update

With the passage of the Deficit Reduction Act of 2005 (the “DRA”), and the expiration of the Medicare part B therapy cap moratorium, CMS was required to implement an exception process for patients who exceed $1,740 for occupational therapy and $1,740 combined for physical and speech therapies. There are two types of exceptions, automatic and manual. The majority of our patients qualify for an automatic exception from the caps. Confusion over the caps and the exception processes contributed to declining

REHABCARE GROUP, INC.

volumes of Part B therapy services in the first five months of 2006. However, by the end of the second quarter of 2006, the contract therapy division had recovered the vast majority of pre-cap Part B revenue measured on a same store basis. We anticipate Part B revenue to remain steady for the remainder of 2006.

The exceptions to the therapy caps are scheduled to terminate by law on December 31, 2006. Congress may or may not act to extend the exceptions.

On January 1, 2007, a 5.1% reduction in the physician fee schedule, the method by which all Part B therapy services are billed, is slated to take effect. As with the exceptions to the therapy caps, Congress may or may not act between now and the end of the year to alter the level and timing of any change in the physician fee schedule.

Under the provisions of the DRA, the full implementation of the 75% Rule has been delayed by one year, and the currently prevailing 60% level has been extended until June 2007. The 75% Rule is designed to manage the types of rehabilitation patients cared for in acute rehabilitation units in an effort to promote economic efficiency within the Medicare program. While our hospital rehabilitation services division has fully integrated this rule into its operations, at least two fiscal intermediaries in Mississippi and Virginia have denied certain claims by our clients for reimbursement. The denials primarily relate to patients who were admitted with a diagnosis of single joint replacement without other co-morbidities. Even though a unit is in compliance with the rule, reimbursement for these so called 25% patients has been, in some cases, denied based on the fiscal intermediary’s belief that services could have been rendered in what the fiscal intermediary believes to be a lower cost setting, such as a skilled nursing facility.

Programs that we manage for our customers and programs that we operate on a direct bill basis are subject to various types of audits and reviews by CMS and its financial intermediaries. CMS has contracted with certain recoupment auditors in California, New York, and Florida. The recoupment auditors are authorized to review Medicare billings for possible overpayments to providers. The recoupment auditors are entitled to collect a percentage of any overpayments recouped by CMS by virtue of their audits. Like other providers in California, certain of our customers’ programs have been reviewed by a recoupment auditor and, where overpayments have been claimed on the basis of lack of medical necessity, we are working with our customers to appeal the initial determinations.

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

Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties. Our most critical accounting policies pertain to allowance for doubtful accounts, contractual allowances, goodwill and other intangible assets, health, workers compensation and professional liability insurance accruals and accounting for investments in unconsolidated affiliates. Each of these critical accounting policies was discussed in our 2005 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no significant changes in the application of critical accounting policies during the first nine months of 2006.

REHABCARE GROUP, INC.

Item 3. – Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk from changes in the London Interbank Offered Rate, or LIBOR, as interest on our revolving credit facility is charged at LIBOR plus a percentage based upon our consolidated total leverage ratio. Our LIBOR contracts vary in length from 30 to 180 days. At September 30, 2006, we had $121 million outstanding under the facility at a weighted-average interest rate of approximately 7.0%. Adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed. Based on the outstanding balance of the revolving credit facility at September 30, 2006, a hypothetical 100 basis point increase in the LIBOR rate would result in additional interest expense of $1.2 million on an annualized basis. We are not a party to any derivative financial instruments.

Item 4. – Controls and Procedures

As of September 30, 2006, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. – Legal Proceedings

In April 2005, the Office of Inspector General, U.S. Department of Health and Human Services, issued a subpoena duces tecum with respect to an investigation of the Company’s billing and business practices relative to operations within skilled nursing and long-term care facilities in New Jersey. The Company cooperated with the government and turned over information in response to the subpoena. By letter dated October 30, 2006, we were advised that the government has closed its investigation and will not be taking any further action relative to the matters covered by the subpoena.

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

REHABCARE GROUP, INC.

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

Item 1A. – Risk Factors

For information regarding risk factors, please refer to the Company’s 2005 Annual Report on Form 10-K. There were no material changes in the Company’s risk factors in the first nine months of 2006.

Item 6. - Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REHABCARE GROUP, INC.

November 7, 2006

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

31.1	Certification by Chief Executive Officer in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________