Form 10-K
period 2006-12-31
REHABCARE GROUP INC
filed 2007-03-14
CIK 812191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2006

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

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2006 was $296,559,320 based on the closing price of Common Stock of $17.38 per share on that date. At March 5, 2007, the registrant had 17,455,012 shares of Common Stock outstanding, including unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of both the registrant’s Annual Report to Stockholders and the registrant’s Proxy Statement for the 2007 annual meeting of stockholders are incorporated by reference in Part II and Part III, respectively, of this Annual Report.

PART I

ITEM 1.	BUSINESS

The terms “RehabCare,” “our company,” “we” and “our” as used herein refer to “RehabCare Group, Inc.”

Overview of Our Company

RehabCare Group, Inc., a Delaware corporation, is a leading provider of rehabilitation program management services in nearly 1,400 hospitals, nursing homes, outpatient facilities and other long-term care facilities. In partnership with healthcare providers, we provide post-acute program management, medical direction, physical therapy rehabilitation, quality assurance, compliance review, specialty programs and census development services. We also own and operate three long-term acute care hospitals (“LTACHs”) and five rehabilitation hospitals, and we provide other healthcare services, including healthcare management consulting services and staffing services for therapists and nurses.

Established in 1982, we have more than 24 years’ experience helping healthcare providers grow and become more efficient while effectively and compassionately delivering rehabilitation services to patients. We believe our clients place a high value on our extensive experience in assisting them to implement clinical best practices, to address competition for patient services, and to navigate the complexities inherent in managed care contracting and government reimbursement systems. Over the years, we have diversified our program management services to include management services for inpatient rehabilitation facilities within hospitals, skilled nursing units, outpatient rehabilitation programs, home health, and freestanding skilled nursing, long-term care and assisted living facilities. Within the long-term acute care and rehabilitation hospitals we operate, we provide total medical care to patients in need of rehabilitation and to patients with medically complex diagnoses.

We offer our portfolio of program management and consulting services to a highly diversified customer base. In all, we have relationships with nearly 1,400 hospitals, nursing homes and other long-term care facilities located in 43 states, the District of Columbia and Puerto Rico.

Effective July 1, 2006, we acquired all of the outstanding limited liability company membership interests of Symphony Health Services, LLC (“Symphony”) for a purchase price of approximately $109.9 million. Symphony was a leading provider of contract therapy services in the nation with 2005 annual revenue of over $230 million. Symphony also operated a therapist and nurse staffing business and a healthcare management consulting business that complement our other businesses.

In March 2006, we elected to abandon our minority equity investment in InteliStaf Holdings, Inc., which we received from InteliStaf in exchange for our StarMed staffing business in February 2004. This decision was made for a variety of business reasons including InteliStaf’s continuing poor operating performance, InteliStaf’s liquidity problems, the disproportionate percentage of RehabCare management time and effort that has been devoted to this non-core business, and an expected income tax benefit to be derived from the abandonment. In the first quarter of 2006, we incurred a loss of $2.8 million to write off the remaining carrying value of our investment in InteliStaf.

For the year ended December 31, 2006, we had consolidated operating revenues of $614.8 million, operating earnings of $21.0 million, net earnings of $7.3 million and diluted earnings per share of $0.42.

Industry Overview

As a provider of program management services and an operator of specialty hospitals, our revenues and growth are affected by trends and developments in healthcare spending. According to the Centers for Medicare and Medicaid Services (“CMS”) total healthcare expenditures in the United States grew by 6.9% to approximately $2.0 trillion in 2005, down from a 7.2% increase in 2004.

CMS further projects that total healthcare spending in the United States will grow an average of 6.9% annually from 2006 through 2016. According to these estimates, healthcare expenditures will account for approximately $4.1 trillion, or 19.6%, of the United States gross domestic product by 2016. CMS is taking steps in several areas to control the growth of healthcare spending.

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

We believe that healthcare expenditures and longer life expectancy of the general population will place increased pressure on healthcare providers to find innovative, efficient means of delivering healthcare services. In particular, many of the health conditions associated with aging — such as stroke and heart attack, neurological disorders and diseases and injuries to the muscles, bones and joints — will increase the demand for rehabilitative therapy and long-term acute care. These trends, combined with the need for acute care hospitals to move their patients into the appropriate level of care on a timely basis, will encourage healthcare providers to efficiently direct patients to inpatient rehabilitation facilities, outpatient therapy, home health, freestanding skilled nursing therapy, and other long-term, post-acute programs.

The growth of managed care and its focus on cost control has encouraged healthcare providers to deliver quality care at the lowest cost possible. Medicare and Medicaid incentives also have driven declines in average inpatient days per admission. In many cases, patients are treated initially in a higher cost, acute-care hospital setting. After their condition has stabilized, they are either moved to a lower cost setting, such as a skilled nursing facility or subacute nursing facility, or are moved to another post-acute institution, such as an inpatient rehabilitation facility or a long-term acute care hospital. Alternatively, patients are discharged to their home and treated on a home health or outpatient basis. Thus, while hospital inpatient admissions have continued to grow, the number of average inpatient days per admission has declined.

Program Management Services

Many healthcare providers partner with companies, like RehabCare, that will manage either a single service line or a broad range of service lines. Partnering allows healthcare providers to take advantage of the specialized expertise of contract management companies, enabling them to concentrate on the businesses they know best, such as facility and acute-care management. Continued managed care and Medicare reimbursement controls for acute care have driven healthcare providers to look for additional sources of revenue. As constraints on overhead and operating costs have increased and manpower has been reduced, partnering with providers of ancillary and post-acute services has become more important in order to increase patient volumes and provide services at a lower cost while maintaining high quality standards.

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

•

Increase Cost Control. Because of their extensive experience in the service line, contract management companies can offer pricing structures that effectively control a healthcare provider’s financial risk related to the service provided. For hospitals and other providers that utilize program managers, the result is often lower average cost than that of self-managed programs. As a result, the facility is able to increase its revenues without having to increase administrative staff or incur other fixed costs.

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

•

Ensure Appropriate Levels of Staffing for Rehabilitation Professionals. Therapy staffing in both hospitals and skilled nursing settings presents unique challenges that can be better managed by a provider with a national recruiting presence. Program managers have the ability to more sharply focus on staffing levels in order to address the fluctuating clinical needs of the host facility.

Of the approximately 5,000 general acute-care hospitals in the United States, there are an estimated 2,000 hospitals that meet our general criteria to support an acute rehabilitation unit in their markets. We currently provide acute rehabilitation program management services to 115 hospitals that operate inpatient acute rehabilitation units.

Of the estimated 15,000 skilled nursing facilities in the United States, there are an estimated 5,000 facilities that are ideal prospects for our contract therapy services. We currently provide services to 1,197 of those facilities. In addition to skilled nursing facilities, we have expanded our service offerings to deliver therapy management services in additional settings such as long-term care, home health, assisted living facilities and continuing care retirement communities.

Freestanding Hospitals

As part of our strategy to enter the specialty hospital market, in 2005, we acquired substantially all of the operating assets of MeadowBrook Healthcare, Inc. (“MeadowBrook) an operator of two LTACHs and two freestanding rehabilitation hospitals. In 2006, we acquired an LTACH in New Orleans and a rehabilitation hospital in Midland, Texas. We also opened newly constructed rehabilitation hospitals in Arlington, Texas in December 2005 and Amarillo, Texas in October 2006.

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

Clinical services we provide in LTACHs include: nursing care, rehabilitation therapies, pulmonology, respiratory care, cardiac and hemodynamic monitoring, ventilator weaning, dialysis services, IV antibiotic therapy, total parenteral nutrition, wound care, vacuum assisted closure, pain management and diabetes management. About 80% of LTACH patients are covered by Medicare. Nationally, about 35% of LTACH patients are discharged to home and another 30% move to other venues (e.g., inpatient rehabilitation facilities or skilled nursing units) to receive rehabilitation services commensurate with the pace of their recovery.

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

Overview of Our Business Units

We currently operate in three business segments: program management services, which consists of two business units — hospital rehabilitation services and contract therapy; freestanding hospitals; and other healthcare services. The following table describes the services we offer.

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

Outpatient	Outpatient therapy programs for hospital-based and satellite programs (primarily sports and work-related injuries).	Helps bring patients into the client’s facility by providing specialized clinical programs and helps the client compete with freestanding clinics.

Contract Therapy	Rehabilitation services in freestanding skilled nursing, long-term care and assisted living facilities for neurological, orthopedic and other medical conditions.	Affords the client the ability to fulfill the continuing need for therapists on a full-time or part-time basis. Offers the client a better opportunity to improve the quality of the programs.

Freestanding Hospitals: Rehabilitation Hospitals LTACHs

Provide intense interdisciplinary rehabilitation services to patients on an inpatient and outpatient basis.

Provide high-level therapeutic and clinical care to patients with medically complex diagnoses requiring a longer length of stay than 25 days.

Other Healthcare Services	Strategic and financial consulting services and therapist and nurse staffing services for healthcare providers in the United States.	Provides management advisory services and solutions to healthcare providers.

Financial information about each of our business segments is contained in Note 18, “Industry Segment Information” to our consolidated financial statements.

The following table summarizes, by geographic region in the United States, our program management and freestanding hospital locations as of December 31, 2006.

	Acute
	Rehabilitation/
	Skilled	Outpatient	Contract
	Nursing	Therapy	Therapy	Freestanding
Geographic Region	Units	Programs	Programs	Hospitals
Northeast Region	17/1	5	111	0
Southeast Region	18/2	11	152	1
North Central Region	31/1	8	300	0
Mountain Region	2/1	1	99	0
South Central Region	40/0	13	486	7
Western Region	6/13	1	49	0
Puerto Rico	1/0	0	0	0
Total	115/18	39	1,197	8

Program Management Services

Inpatient

We have developed an effective business model in the prospective payment environment, and we are instrumental in helping our clients achieve favorable outcomes in their inpatient rehabilitation settings.

Acute Rehabilitation. Since 1982, our inpatient division has been a leader in operating acute rehabilitation units (“ARUs”) in acute-care hospitals on a contract basis. As of December 31, 2006, we managed inpatient acute rehabilitation units in 115 hospitals for patients with various diagnoses including stroke, orthopedic conditions, arthritis, spinal cord and traumatic brain injuries.

We establish acute rehabilitation units in hospitals that have vacant space and unmet rehabilitation needs in their markets. We also work with hospitals that currently operate acute rehabilitation units to determine the projected level of cost savings we can deliver to them by implementing our scheduling, clinical protocol and outcome systems. In the case of hospitals that do not operate acute rehabilitation units, we review their historical and existing hospital population, as well as the demographics of the geographic region, to determine the optimal size of the proposed acute rehabilitation unit and the potential of the new unit under our management to attract patients and generate revenues sufficient to cover anticipated expenses.

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

Skilled Nursing Units. In 1994, the inpatient division added a skilled nursing service line in response to client requests for management services and our strategic decision to broaden our inpatient services. As of December 31, 2006, we managed 18 inpatient skilled nursing units. The hospital-based skilled nursing unit enables patients to remain in a hospital setting where emergency needs can be met quickly as opposed to being sent to a freestanding skilled nursing facility. These types of units are located within the acute-care hospital and are separately licensed.

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

Outpatient

In 1993, we began managing outpatient therapy programs that provide therapy services to patients with work-related and sports-related illnesses and injuries. As of December 31, 2006, we managed 39 hospital-based and satellite outpatient therapy programs. An outpatient therapy program complements the hospital’s occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation facilities and medical/surgical beds. An outpatient therapy program also attracts patients into the hospital and is conducted either on the client hospital’s campus or in satellite locations controlled by the hospital.

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

Contract Therapy

In 1997, we added therapy management for freestanding skilled nursing facilities to our service offerings. This program affords the client the opportunity to fulfill its continuing need for therapists on a full-time or part-time basis without the need to hire and retain full-time staff. As of December 31, 2006, we managed 1,197 contract therapy programs including 432 RehabWorks locations acquired in the Symphony transaction.

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

Freestanding Hospitals

In August 2005, with the acquisition of the assets of MeadowBrook, we began operating two LTACHs and two freestanding rehabilitation hospitals. These facilities treat medically complex patients and patients who require intensive inpatient rehabilitative care. As of December 31, 2006, we owned and operated three LTACHs and five freestanding rehabilitation hospitals.

Additionally, we have a minority ownership interest in a rehabilitation hospital pursuant to a joint venture relationship with an acute care hospital. This type of partnership provides the potential for additional profitability and significantly longer relationships, but requires additional capital compared to our historical approach.

We receive reimbursement for our services principally from Medicare and third party managed care payors. Our facilities range in size from 24 to 70 licensed beds.

Strategy

Our operations are guided by a defined strategy aimed at advancing the profitability and growth of our company and the delivery of high quality therapy services to patients. The focal point of that strategy is the development of clinically integrated post acute continuums of care in geographic regions throughout the United States where we provide services in a full spectrum of post acute patient settings. We plan to execute this strategy through acquisitions, joint ownership arrangements with market leading healthcare providers and by aggressively pursuing additional program management opportunities.

Government Regulation

Overview. The healthcare industry is required to comply with many federal and state laws and regulations and is subject to regulation by a number of federal, state and local governmental agencies, including those that administer the Medicare and Medicaid programs, those responsible for the licensure of healthcare providers and facilities, and those responsible for administering and approving health facility construction, new services and high-cost equipment purchasing. The healthcare industry is also affected by federal, state and local policies developed to regulate the manner in which healthcare is provided, administered and paid for nationally and locally.

Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. As a result, the healthcare industry is sensitive to legislative and regulatory changes and is affected by reductions and limitations in healthcare spending as well as changing federal, state, and employer healthcare policies. Moreover, our business is impacted not only by those laws and regulations that are directly applicable to our freestanding hospitals, but also by those laws and regulations that are applicable to our client’s facilities.

If we fail to comply with the laws and regulations applicable to our business, we could suffer civil damages or penalties, criminal penalties, and/or be excluded from contracting with providers participating in Medicare, Medicaid and other federal and state healthcare programs. Likewise, if our hospital, skilled nursing facility, or other clients fail to comply with the laws and regulations applicable to their businesses, they also could suffer civil damages or penalties, criminal penalties and/or be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs. In either event, such consequences could either directly or indirectly have an adverse impact on our business.

Facility Licensure, Medicare Certification, and Certificate of Need. Our clients are required to comply with state facility licensure, federal Medicare certification, and certificate of need laws in certain states that are not generally applicable to our program management business. Our freestanding hospital facilities, however, are subject to these requirements.

Generally, facility licensure and Medicare certification follow specific standards and requirements. Compliance is monitored by various mechanisms, including periodic written reports and on-site inspections by representatives of relevant government agencies. Loss of licensure or Medicare certification by a healthcare facility with which we have a contract would likely result in termination of that contract. Loss of licensure or Medicare certification in any of our freestanding hospitals would result in a material adverse impact to the revenues and profitability of the affected unit until such time as the re-certification process is completed.

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

Professional Licensure and Corporate Practice. Many of the healthcare professionals employed or engaged by us are required to be individually licensed or certified under applicable state laws. We take steps to ensure that our licensed healthcare professionals possess all necessary licenses and certifications, and we believe that our employees and independent contractors comply with all applicable state laws.

In some states, for profit corporations are restricted from practicing rehabilitation therapy through the direct employment of therapists. In order to comply with the restrictions imposed in such states, we contract to obtain therapy services from entities permitted to employ therapists.

Reimbursement. Federal and state laws and regulations establish payment methodologies and mechanisms for healthcare services covered by Medicare, Medicaid and other government healthcare programs.

Medicare pays acute-care hospitals for most inpatient hospital services under a payment system known as the prospective payment system (“PPS”). Under this system, acute-care hospitals are paid a fixed amount per discharge based on the diagnosis-related group (“DRG”) to which each Medicare patient is assigned, regardless of the amount of services provided to the patient or the length of the patient’s hospital stay. The amount of reimbursement assigned to each DRG is established prospectively by the Centers for Medicare and Medicaid Services (“CMS”), an agency of the Department of Health and Human Services.

Under Medicare’s acute-care prospective payment system, a hospital may keep the difference between its DRG payment and its operating costs incurred in furnishing inpatient services, but the hospital is generally at risk for any operating costs that exceed the applicable DRG payment rate. For certain Medicare beneficiaries who have unusually costly hospital stays, CMS will provide additional payments above those specified for the diagnosis-related group.

The prospective payment system for inpatient rehabilitation facilities (“IRFs”) and acute rehabilitation units (“ARUs”) is similar to the DRG payment system used for acute-care hospital services but uses a case-mix group rather than a diagnosis-related group. Each patient is assigned to a case-mix group based on clinical characteristics and expected resource needs as a result of information reported on a “patient assessment instrument” which is completed upon patient admission and discharge. Under the prospective payment system, an IRF may keep the difference between its case-mix group payment and its operating costs incurred in furnishing patient services, but it is at risk for operating costs that exceed the applicable case-mix group payment.

We believe that the PPS for IRFs favors low-cost, efficient providers, and that our efficiencies gained through economies of scale and our focus on cost management position us well in the current reimbursement environment.

In some of our inpatient hospital rehabilitation services managed programs and our freestanding hospitals, we employ non-licensed rehabilitation aides for certain tasks and activities that those technicians are authorized to perform. On January 26, 2007, CMS released Transmittal 65 which limits reimbursement for services rendered by rehabilitation aides beginning April 1, 2007. We don’t expect the implementation of Transmittal 65 to have a significant impact, after consideration of mitigation actions, on either of our affected businesses.

To participate in Medicare, IRFs and ARUs must satisfy what is known as the “75% Rule.” The 75% Rule distinguishes IRFs and ARUs from general acute care hospitals. The rule requires that a certain percentage of patients fall within thirteen diagnostic categories. The rule also limits the percentage of patients who do not fall within one of the thirteen categories that can be admitted to the unit. The 75% Rule is being phased in over a period of years. For cost reporting years beginning July 1, 2007, the compliance threshold is 65% meaning that at least 65% of the patients admitted to a unit must fall within one of the thirteen diagnostic categories. The 75% compliance threshold is scheduled to be fully implemented in 2008. Proposed legislation is currently pending before Congress that, if enacted, would maintain the threshold at the 60% level.

The Medicare program is administered by contractors and fiscal intermediaries (“FIs”). Under the authority granted by CMS, certain FIs have issued local coverage determinations (“LCDs”) that are intended to clarify the clinical criteria and circumstances under which Medicare reimbursement is available. Certain LCDs establish medical necessity criteria for IRF patients and have been used to deny admission or reimbursement for some patients.

Medicare reimbursement for outpatient rehabilitation services is based on the lesser of the provider’s actual charge for such services or the applicable Medicare physician fee schedule amount established by CMS. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a skilled nursing facility, an assisted living facility, a physician’s office, or the office of a therapist in private practice. The physician fee schedule is subject to change from year to year.

LTACHs were exempt from acute care PPS and received Medicare reimbursement on the basis of reasonable costs subject to certain limits. However, this cost-based reimbursement is transitioning to a PPS system over a 5-year period which began for 12-month periods beginning on or after October 1, 2002. Providers were given the option to transition into the full LTACH-PPS by receiving 100% of the federal payment rate at any time through the transition period. We have elected to receive the full federal payment rate for all of our LTACHs. Under the LTACH-PPS system, Medicare will classify patients into distinct diagnostic related groups based upon specific clinical characteristics and expected resource needs.

In 2004, CMS established a so-called 25% Rule for LTACHs. Under this rule, reimbursement to LTACHs under the higher LTACH PPS payment schedule for patients admitted from a co-located hospital is limited to 25% of the patients referred from such co-located hospital. Reimbursement for other patients, that exceed the 25% level, would be on the lower inpatient PPS payment schedule. Our LTACH in New Orleans, Louisiana has been statutorily exempt from that rule. Such exemption provides greater operational flexibility and fewer restrictions on the types of patients that can be admitted to our New Orleans LTACH. On January 25, 2007, CMS issued a proposed new rule that would have the effect of applying the 25% Rule to all LTACHs, including those, such as our New Orleans LTACH, that have previously been statutorily exempt. If implemented as proposed, the new rule would be effective for cost report years beginning July 1, 2007. We do not expect the proposed rule to have a significant effect on our LTACHs in Lafayette, LA and Tulsa, OK. The rule could have a detrimental impact on the operations of our New Orleans LTACH and we are therefore currently formulating mitigation strategies to limit the potential impact. Additionally, as part of the purchase price allocation for the acquisition of Solara Hospital of New Orleans, we recorded the value of the statutory exemption at its estimated acquisition date fair value of $5.4 million. If the proposed rule becomes final, we may be required to record an impairment charge of some or all of the value of this intangible asset during 2007.

Skilled nursing facilities are also subject to a prospective payment system based on resource utilization group classifications. As of January 1, 2006, certain limits or caps on the amount of reimbursement for therapy services provided to Medicare Part B patients came into effect. The caps are $1,780 for occupational therapy, and an annual combined cap of $1,780 for physical and speech therapy. Through December 31, 2007, Medicare patients with clinical complexities may qualify for an automatic exception from the caps. Legislation is currently before the U. S. Congress that, if implemented, would repeal the therapy caps.

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

The final rule that adopts the standard for unique health identifiers for healthcare providers was published on January 23, 2004. Healthcare providers were allowed to begin applying for national provider identifiers on the effective date of the final rule, which was May 23, 2005. Healthcare providers covered by the Act must obtain and use provider identifiers by the compliance date of May 23, 2007. We have obtained such identifiers where we are required to do so.

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

Anti-Referral Laws. The federal Stark law generally provides that, if a physician or a member of a physician’s immediate family has a financial relationship with a designated healthcare service entity, the physician may not make referrals to that entity for the furnishing of designated health services covered under Medicare or Medicaid unless one of several specific exceptions applies. For purposes of the Stark law, a financial relationship with a healthcare entity includes an ownership or investment interest in that entity or a compensation relationship with that entity. Designated health services include physical and occupational therapy services, durable medical equipment, home health services, and inpatient and outpatient hospital services. CMS has promulgated regulations interpreting the Stark law and, in instances where the Stark law applies to our activities, we have instituted policies which set standards intended to prevent violations of the Stark law.

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

Employees

As of December 31, 2006, we had approximately 16,500 employees, approximately 6,800 of whom were full-time employees, including approximately 5,600 employees in our program management business and 750 employees in our freestanding hospitals. The physicians who are the medical directors in our acute rehabilitation units and freestanding hospitals are independent contractors and not our employees. None of our employees is subject to a collective bargaining agreement.

Non-Audit Services Performed by Independent Accountants

Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934 and Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our audit committee to be performed by KPMG LLP, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the year ended December 31, 2006, our audit committee pre-approved non-audit services related to tax consulting and advisory services performed by KPMG. The cost of these services was approximately $39,000.

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

Our success is dependent on the performance of our operational personnel, especially those individuals who are responsible for operating the inpatient units, outpatient programs and contract therapy relationships in our program management business and our freestanding hospitals. In particular, we rely significantly on our ability to attract, develop and retain qualified recruiters, area managers, program managers, regional managers and hospital administrators. The available pool of individuals who meet our qualifications for these positions is limited. In addition, we commit substantial resources to the training, development and support of these individuals. We may not be able to continue to attract and develop qualified people to fill these essential positions and we may not be able to retain them once they are employed.

Shortages of qualified therapists and other healthcare personnel could increase our operating costs and negatively impact our business.

Our operations are dependent on the efforts, abilities, and experience of our management and medical support personnel, such as physical therapists and other healthcare professionals. We rely significantly on our ability to attract, develop and retain therapists and other healthcare personnel who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our business. In some markets, the availability of physical therapists and other medical support personnel has become a significant operating issue to healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to hire more expensive temporary personnel. We must continually evaluate, train and upgrade our employee base to keep pace with clients' and patients’ needs. If we are unable to attract and retain qualified healthcare personnel, the quality of our services may decline and we may lose customers.

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

In our program management business, we are directly reimbursed for only a fraction of the services we provide or manage through government reimbursement programs, such as Medicare and Medicaid. However, changes in the rates of or conditions for government reimbursement, including policies related to Medicare and Medicaid, could substantially reduce the amounts reimbursed to our clients for physical rehabilitation services performed in the programs managed by us and, in turn, our clients may attempt to renegotiate the terms which may reduce revenues under our contracts. If we do not properly manage admissions under the 75% Rule and/or LCDs, then our hospital customers’ Medicare reimbursement status may be negatively impacted which, in turn, may impact the viability of our program management arrangements.

In addition, Medicaid reimbursement is a significant revenue source for nursing homes and other long-term care facilities for which contract therapy services are provided. Medicaid is a joint federal/state reimbursement program administered by states in accordance with Title XIX of the Social Security Act. Medicaid certification and reimbursement varies on a state-by-state basis. Reductions in Medicaid reimbursement could negatively impact nursing homes and long-term care facilities, which in turn could adversely affect our contract therapy business. Failure of nursing homes or long-term care providers, with which we contract, to comply with the various states' Medicaid participation requirements similarly could adversely affect our contract therapy business.

If there are changes in the rate or methods of government reimbursement for services provided by our freestanding hospitals, the profitability of those hospitals may be adversely affected.

In our freestanding hospitals business, we are directly reimbursed for a significant portion of the services we provide through government reimbursement programs, such as Medicare. Changes, such as the proposed rule issued by CMS on January 25, 2007 extending the reach of the 25% Rule over LTACHS, in the rates of or conditions for government reimbursement could substantially reduce the amounts reimbursed to our facilities and in turn could adversely affect the profitability of our business.

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

Both federal and state government agencies are increasing coordinated civil and criminal enforcement efforts related to the healthcare industry. In addition, laws and regulations related to the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of those laws. Medicare and Medicaid antifraud and abuse provisions prohibit specified business practices and relationships related to items or services reimbursable under Medicare, Medicaid and other government healthcare programs, including the payment or receipt of remuneration to induce or arrange for referral of patients or recommendation for the provision of items or services covered by Medicare or Medicaid or any other federal or state healthcare program. Various federal laws prohibit the submission of false or fraudulent claims, including claims to obtain reimbursement under Medicare, Medicaid and other government healthcare programs. Although we have implemented a program to assure compliance with these regulations as they become effective, different interpretations or enforcement of these laws and regulations in the future could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, operating expenses or the manner in which we conduct our business. If we fail to comply with the extensive laws and government regulations, we or our clients could lose reimbursements or suffer civil or criminal penalties, which could result in cancellation of our contracts and a decrease in revenues. Beyond these healthcare industry-specific regulatory risks, we are also subject to all of the same federal, state, and local rules and regulations that apply to other publicly traded companies and large employers. We are subject to a myriad of federal, state, and local laws regulating, for example, the issuance of securities, employee rights and benefits, workers compensation and safety, and many other activities attendant with our business. Failure to comply with such regulations, even if unintentional, could materially impact our financial results.

If our LTACHs fail to maintain their certification as long-term acute care hospitals, our profitability may decline.

As of December 31, 2006, three of our eight freestanding specialty hospitals were certified by Medicare as LTACHs. If our long-term acute care hospitals fail to meet or maintain the standards for certification as long-term acute care hospitals, such as average minimum length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would likely result in our LTACHs receiving less Medicare reimbursement than they currently receive for their patient services. If our long-term acute care hospitals were to be subject to payment as general acute care hospitals, our profit margins would likely decrease.

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

We expect to continue pursuing acquisitions and joint ownership arrangements, each of which involve numerous risks, including:

•	difficulties integrating acquired personnel and distinct cultures into our business;
•	incomplete due diligence or misunderstanding as to the target company’s liabilities or future prospects;
•	diversion of management attention and capital resources from existing operations;
•	short term (or longer lasting) dilution in the value of our shares;
•	over-paying for an acquired company due to incorrect analysis or because of competition from other companies for the same target;
•	inability to achieve forecasted revenues, cost savings or other synergies;
•	potential loss of key employees or customers of acquired companies; and
•	assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

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

At December 31, 2006, we held a minority equity investment in Howard Regional Specialty Care, LLC. At that date, the carrying value of the investment was approximately $3.3 million. Under accounting rules, we do not consolidate the financial condition and the results of operations of this business, but instead account for our investment in this business under the equity method of accounting, which requires us to record our share of the entity’s earnings or losses in our statement of earnings. In recent periods, this business has incurred losses. If our unconsolidated subsidiary continues to incur losses, we may be required to write down the value of our investment or the entity may require additional capital from its shareholders. We do not believe any such losses or capital requirements would have a material impact on our consolidated financial position; however, they could have a material effect on our results of operations or cash flows in a particular fiscal quarter or year.

Significant legal actions could subject us to substantial uninsured liabilities.

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, fraud, labor violations or related legal theories. Many of these actions involve complex claims that can be extraordinarily broad given the scope of our operations. They may also entail significant defense costs. To protect us from the cost of these claims, we maintain professional malpractice liability insurance, general liability insurance, and employment practices liability coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities.

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

We anticipate that the amounts generated internally, together with amounts available under our credit facility, will be sufficient to implement our business plan for the foreseeable future, subject to additional needs that may arise if a substantial acquisition or other growth opportunity becomes available. We may need additional capital if unexpected events occur or opportunities arise. We may obtain additional capital through the public or private sale of debt or equity securities. If we sell equity securities, the value of our common stock could experience dilution. Furthermore, these securities could have rights, preferences and privileges more favorable than those of the common stock. We cannot be assured that additional capital will be available, or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures.

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

Natural disasters such as fire, flood, earthquake, hurricane, tornado, power loss, virus, telecommunications failure, break-in or similar event could severely damage or interrupt our systems and operations, result in loss of data, and/or delay or impair our ability to service our clients and patients. We have in place a disaster recovery plan which is intended to provide us with the ability to restore critical information systems; however, we do not have full redundancy for all of our information systems in the event of a natural disaster. We have arranged for access to space and servers with a local information technology infrastructure provider in the event our corporate data center is damaged or without utilities for an extended period of time. There can be no assurance that our disaster recovery plan will prevent damage or interruption of our systems and operations if a natural disaster were to occur. Any such disaster or similar event could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease approximately 71,000 square feet of executive office space in St. Louis, Missouri under a lease that expires at the end of September 2017. In addition to the monthly rental cost, we are also responsible for a share of certain other facility charges and specified increases in operating costs.

Our freestanding hospitals lease the facilities that support their operations and administrative functions. Information with respect to these leases as of December 31, 2006 is set forth below:

	Approximate	Lease
Location	Square Footage	Expiration

Midland, TX	62,000	2013
West Gables, FL	60,000	2017
Tulsa, OK	58,000	2017
Lafayette, LA	53,000	2017
Webster, TX	53,000	2017
Amarillo, TX	40,000	2020
Arlington, TX	18,000	2018
Marrero, LA	14,000	2018
Lafayette, LA	9,000	2009
Marrero, LA	7,000	2007-2008
New Orleans, LA	6,000	2010
Birmingham, AL	6,000	2009

Separately, our program management and other healthcare services businesses lease the following space, which is used for offices and/or therapy units. We are currently in the process of exiting the Hunt Valley, MD location, which has been leased by Symphony since 2003.

	Approximate	Lease
Location	Square Footage	Expiration

Hunt Valley, MD	42,000	2010
Salt Lake City, UT	16,000	2012
Shreveport, LA	8,000	2011
Anaheim, CA	8,000	2007
Dallas, TX	8,000	2007
Clearwater, FL	8,000	2007
Tampa, FL	5,000	2011

We also lease several additional locations each with less than 5,000 square feet of space.

ITEM 3.	LEGAL PROCEEDINGS

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

In July 2003, the former medical director and a former physical therapist at an acute rehabilitation unit that we previously operated filed a civil action against us and our former client hospital, Baxter County Regional Hospital, in the United States District Court for the Eastern District of Arkansas. The relator/plaintiffs seek back pay, civil penalties, treble damages and special damages from us and Baxter under the qui tam and whistleblower provisions of the False Claims Act. The United States Department of Justice, after investigating the allegations, declined to intervene. We aggressively defended the case. On January 29, 2007, the court entered an order granting our motion for summary judgment and ordering the case to be dismissed. The court’s order has become final and cannot be appealed.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the New York Stock Exchange under the symbol “RHB.” The following graph compares the cumulative total stockholder returns, assuming the reinvestment of dividends, of our common stock on an indexed basis with the New York Stock Exchange (“NYSE”) Market Index and the Dow Jones Industry Group – Index of Health Care Providers (“HEA”) for the five year period ending December 31, 2006. The graph assumes an investment of $100 made in our common stock and each index on December 31, 2001. We did not pay any dividends during the period reflected in the graph. The Company does not anticipate paying cash dividends in the foreseeable future. Our common stock price performance shown below should not be viewed as being indicative of future performance.

Comparison of Five-Year Cumulative Total Return Among

RehabCare Group, Inc, NYSE Market Index and Peer Index

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
RehabCare Group	$100	$64.46	$71.82	$94.56	$68.24	$50.17
NYSE Market Index	$100	$81.69	$105.82	$119.50	$129.37	$151.57
HEA Index	$100	$91.07	$122.63	$160.48	$215.93	$212.53

We did not purchase any of our equity securities during 2005 or 2006.

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.

Other information concerning our common stock is included under the heading “Stock Data” in our Annual Report to Stockholders for the year ended December 31, 2006 and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

Our Six-Year Financial Summary is included in our Annual Report to Stockholders for the year ended December 31, 2006 and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Prior to acquiring Symphony Health Services, LLC during 2006 we operated in the following three business segments, which were managed separately based on fundamental differences in operations: program management services, freestanding hospitals and healthcare management consulting. Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and contract therapy programs. On July 1, 2006, we acquired Symphony, which was a leading provider of contract therapy program management services. Symphony also operated a therapist and nurse staffing business and a healthcare management consulting business. With the acquisition of Symphony, we created a new segment: other healthcare services, which includes our preexisting healthcare management consulting business together with Symphony’s staffing and consulting businesses. We also previously operated a healthcare staffing segment prior to selling that business on February 2, 2004.

Year Ended December 31,
2006	2005	2004
(in thousands)

Revenues:
Program management:
Contract therapy	$331,603	$232,193	$171,339
Hospital rehabilitation services	179,798	189,832	190,731
Program management total	511,401	422,025	362,070
Freestanding hospitals	77,101	21,706	—
Other healthcare services	26,859	10,891	5,367
Healthcare staffing	—	—	16,727
Less intercompany revenues (1)	(568)	(356)	(318)
Total	$614,793	$454,266	$383,846

Operating Earnings (Loss):
Program management:
Contract therapy	$(2,567)	$12,661	$10,208
Hospital rehabilitation services (2)	23,661	22,538	33,065
Program management total	21,094	35,199	43,273
Freestanding hospitals	643	(654)	—
Other healthcare services	1,400	(58)	224
Healthcare staffing (3)	—	—	(78)
Unallocated asset impairment charge (4)	(2,351)	—	—
Unallocated corporate expenses (5)	(22)	(1,220)	—
Restructuring	191	—	(1,615)
Total	$20,955	$33,267	$41,804

(1)	Intercompany revenues represent sales of services, at market rates, between our operating divisions.
(2)	The 2005 operating earnings of hospital rehabilitation services include a $4.2 million impairment loss on certain separately identifiable intangible assets.
(3)	The 2004 operating loss for healthcare staffing includes a $485,000 gain realized on the sale of the business on February 2, 2004.
(4)

Represents an impairment charge associated with the abandonment of internally developed software that was never placed in service. See Note 5 to the consolidated financial statements for additional information.

(5)	Represents certain expenses associated with our StarMed staffing business, which was sold on February 2, 2004.

Sources of Revenue

In our program management segment, we derive the majority of our revenues from fees paid directly by healthcare providers rather than through payment or reimbursement by government or other third-party payors. A portion of our revenues in this segment are derived from our direct bill contract therapy rehab agencies. Our inpatient and outpatient therapy programs are typically provided through agreements with hospital clients with three to five-year terms. Our contract therapy services are typically provided under one to two year agreements primarily with skilled nursing facilities. In our freestanding hospital segment, we derive substantially all of our revenues from fees for patient care services, which are usually paid for or reimbursed by Medicare and Medicaid or third party managed care programs.

Results of Operations

The following table sets forth the percentage that selected items in the consolidated statements of earnings bear to operating revenues for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Operating revenues	100.0%	100.0%	100.0%
Cost and expenses:
Operating	81.0	75.6	71.7
Selling, general and administrative:
Divisions	6.9	7.9	8.5
Corporate	6.0	6.0	6.4
Impairment of assets	0.4	0.9	—
Restructuring charge	—	—	0.4
Depreciation and amortization	2.3	2.3	2.2
Gain on sale of business	—	—	(0.1)
Operating earnings	3.4	7.3	10.9
Interest income	0.1	0.2	0.1
Interest expense	(0.9)	(0.2)	(0.3)
Other expense, net	—	—	—
Earnings before income taxes, equity in net loss of affiliates and minority interests	2.6	7.3	10.7
Income tax expense	(0.9)	(2.9)	(4.5)
Equity in net loss of affiliates	(0.5)	(8.1)	(0.2)
Minority interests	—	—	—
Net earnings (loss)	1.2%	(3.7)%	6.0%

Twelve Months Ended December 31, 2006 Compared to Twelve Months Ended December 31, 2005

Revenues
	2006	2005	% Change
	(dollars in thousands)

Contract therapy	$331,603	$232,193	42.8%
Hospital rehabilitation services	179,798	189,832	(5.3)
Freestanding hospitals	77,101	21,706	255.2
Other healthcare services	26,859	10,891	146.6
Less intercompany revenues	(568)	(356)	59.6
Consolidated revenues	$614,793	$454,266	35.3%

Consolidated operating revenues increased from 2005 to 2006 primarily due to revenues generated by Symphony, which we acquired on July 1, 2006, and the freestanding hospitals segment, which was formed with the acquisition of MeadowBrook on August 1, 2005. The various Symphony businesses generated revenues of $102.4 million in the six months following the acquisition. Revenues for the freestanding hospitals segment increased $55.4 million from $21.7 million in 2005 to $77.1 million in 2006. Revenues for hospital rehabilitation services decreased $10.0 million in 2006.

Contract Therapy. Contract therapy revenues increased $99.4 million from $232.2 million in 2005 to $331.6 million in 2006. The majority of this revenue growth was due to the acquisition of Symphony’s RehabWorks business, which contributed revenues of $85.9 million in the six months following the acquisition. We operated in 432 RehabWorks locations at December 31, 2006. The remaining revenue increase of $13.5 million is primarily due to an increase in the average number of legacy contract therapy locations operated from 749 in 2005 to 780 in 2006 and a 2.7% increase in the average revenue per minute of service in the legacy contract therapy locations. Same store revenues grew 1.0% in 2006 which is down from the 8.4% same store growth rate achieved in the prior year. The decline in the rate of same store revenue growth is primarily due to the impact of Part B therapy caps instituted on January 1, 2006, which had a significant impact on Part B revenues throughout the first half of 2006. For the year, Medicare Part B revenues decreased $7.6 million or 9.9% for our legacy contract therapy business. In addition, same store growth for 2005 was positively impacted by the phase in of the first stages of the 75% Rule, which caused certain patients to seek services in a skilled nursing setting rather than in an inpatient rehabilitation setting.

Hospital Rehabilitation Services. Hospital rehabilitation services operating revenues for 2006 declined by $10.0 million, or 5.3%. A small increase in revenue from the outpatient business only partially offset a decline in inpatient revenues. In the outpatient business, same store revenues grew 6.0%, due to a 3.5% increase in same store units of service and a 2.5% increase in net revenue per unit of service. The decline in inpatient revenue reflects a decline in the average number of operating units from 145 in 2005 to 137 in 2006 and pricing pressure experienced on certain contract renewals. The decline in average operating units was primarily in the subacute business, which has stabilized in recent months. The inpatient business was further impacted by a 3.8% decline in acute rehabilitation same store revenues which was primarily due to a 3.6% decline in same store discharges. The 75% Rule continues to impact our unit level census and caused a reduction in the number of discharges for 2006 as an increasing number of patients with diagnoses outside of the 13 qualifying diagnoses are being treated at other patient care settings.

Freestanding Hospitals. Freestanding hospital segment revenues were $77.1 million in 2006 compared to $21.7 million in 2005. This division was formed with the acquisition of the assets of MeadowBrook which was completed on August 1, 2005; therefore, only five months of MeadowBrook’s operating revenues are included in our financial statements for 2005. The four MeadowBrook hospitals generated revenues of $59.7 million in 2006. The remaining $17.4 million of revenue in 2006 reflects the acquisitions of Solara Hospital of New Orleans in June 2006 and Memorial Rehabilitation Hospital in Midland, Texas in July 2006 and the openings of new freestanding rehabilitation hospitals in Arlington, Texas in December 2005 and Amarillo, Texas in October 2006.

Other Healthcare Services. Other healthcare services segment revenues were $26.9 million in 2006 compared to $10.9 million in 2005. A small decrease in revenue from our Phase 2 consulting business was more than offset by the revenues generated by Symphony’s therapist and nurse staffing and skilled nursing consulting services businesses, which were acquired on July 1, 2006.

Cost and Expenses
		% of		% of
	2006	Revenue	2005	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$497,694	80.9%	$343,230	75.6%
Division selling, general and administrative	42,413	6.9	35,852	7.9
Corporate selling, general and administrative (1)	37,034	6.0	27,051	6.0
Impairment of assets	2,351	0.4	4,211	0.9
Restructuring	(191)	—	—	—
Depreciation and amortization	14,537	2.4	10,655	2.3
Total costs and expenses	$593,838	96.6%	$420,999	92.7%

(1)

In 2005, certain expenses associated with the indemnification of pre-sale liabilities related to our former StarMed staffing business, in excess of the amount accrued upon the sale of the business on February 2, 2004, have not been allocated against our current business segments’ operating profits. See the following table for detail of costs and expenses by business segment.

Operating expenses increased as a percentage of revenues due to increased operating costs in contract therapy and hospital rehabilitation services as discussed in more detail below and due to the overall shift in revenue mix toward our contract therapy and freestanding hospital businesses, which tend to have lower operating margins than our hospital rehabilitation services business. The decrease in division selling, general and administrative costs as a percentage of revenues reflects the additional revenues from our new freestanding hospital business which requires less investment in division level selling and administrative personnel than our other divisions, lower division selling, general and administrative expenses as a percentage of revenues for the Symphony businesses and stable division selling, general and administrative costs in our other businesses. While corporate selling, general and administrative expense remained flat as a percentage of sales, expense dollars increased primarily as a result of the July 1, 2006 acquisition of Symphony, higher legal expenses primarily for defense costs in two matters that have been favorably resolved and the recognition of approximately $1.7 million of stock-based compensation expense in 2006. Corporate selling, general and administrative expenses include $5.8 million of costs related to Symphony’s corporate office in Baltimore, Maryland and approximately $1.3 million of incremental expenses added to our corporate offices in St. Louis to support the Symphony businesses. The majority of the $5.8 million of costs relates to salaries and benefits for back office employees of the Symphony businesses we acquired on July 1, 2006. Between July 1 and December 31, 2006, we reduced the net headcount for Symphony’s back office by 85 employees. We anticipate a total net headcount reduction of approximately 95 by the time all back office integration activities are completed by late 2007. During the last six months of 2006, we achieved annualized cost savings in combined back office costs of approximately $6.1 million. The rate of synergy savings has progressively increased as back office activities have become fully integrated and positions in Symphony's corporate offices have been eliminated. Exiting the fourth quarter of 2006, the annualized run rate of back office synergy savings was approximately $8.5 million. We anticipate achieving total cost savings, once all back office activities are fully integrated, of approximately $10-14 million, inclusive of margin improvements expected from the implementation of our point of service technology. Depreciation and amortization increased primarily as a result of the acquisitions of Symphony, Solara Hospital of New Orleans and Memorial Rehabilitation Hospital in Midland.

		% of		% of
		Unit		Unit
	2006	Revenue	2005	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$282,871	85.3%	$185,268	79.8%
Division selling, general and administrative	21,826	6.6	16,121	6.9
Corporate selling, general and administrative	22,812	6.9	13,953	6.0
Depreciation and amortization	6,661	2.0	4,190	1.8
Total costs and expenses	$334,170	100.8%	$219,532	94.5%
Hospital Rehabilitation Services:
Operating expenses	$126,604	70.4%	$129,921	68.4%
Division selling, general and administrative	15,125	8.4	16,227	8.5
Corporate selling, general and administrative	9,668	5.4	11,304	6.0
Impairment of intangible assets	—	—	4,211	2.2
Depreciation and amortization	4,740	2.6	5,631	3.0
Total costs and expenses	$156,137	86.8%	$167,294	88.1%
Freestanding Hospitals:
Operating expenses	$67,955	88.1%	$19,944	91.9%
Division selling, general and administrative	1,983	2.6	1,380	6.4
Corporate selling, general and administrative	3,676	4.8	243	1.1
Depreciation and amortization	2,844	3.7	793	3.6
Total costs and expenses	$76,458	99.2%	$22,360	103.0%
Other Healthcare Services:
Operating expenses	$20,810	77.5%	$8,453	77.6%
Division selling, general and administrative	3,479	13.0	2,124	19.5
Corporate selling, general and administrative	878	3.2	331	3.0
Depreciation and amortization	292	1.1	41	0.4
Total costs and expenses	$25,459	94.8%	$10,949	100.5%

Contract Therapy. Total contract therapy costs and expenses increased in 2006 compared to 2005 primarily due to the increase in direct operating expenses associated with Symphony’s RehabWorks business, which was acquired on July 1, 2006. RehabWorks accounts for the vast majority of the $97.6 million increase in the division’s direct operating expenses. In addition, direct operating expenses for the legacy contract therapy locations increased in 2006 reflecting an increase in the average number of legacy contract therapy locations and an 8.0% increase in the total labor and benefit cost per minute of therapy service. This increase is attributable to higher wage costs, greater use of higher cost contract labor and lower therapist productivity partially attributable to the negative impact of the Part B therapy caps during the first half of 2006. Additionally, labor and benefit cost per minute of service is 13.7% higher in the recently acquired RehabWorks locations when compared to the legacy contract therapy locations. Contract therapy’s corporate selling, general and administrative expenses increased as a percentage of unit revenue from 2005 to 2006 primarily as a result of overhead costs incurred for Symphony’s corporate office in Baltimore. In addition, corporate selling, general and administrative expenses for 2006 include allocated stock-based compensation expense of approximately $0.9 million. Depreciation and amortization expense increased primarily as a result of the acquisition of Symphony. As a result of these factors, operating earnings for contract therapy decreased from $12.7 million in 2005 to $(2.6) million in 2006.

Hospital Rehabilitation Services. Total hospital rehabilitation services (HRS) costs and expenses declined from 2005 to 2006 primarily due to a decline in direct operating expenses and the impact of an impairment charge in 2005. Direct operating expenses declined as average units in operation fell from 187 to 178. HRS’s direct operating expenses increased as a percentage of unit revenue from 2005 to 2006 primarily as a result of higher labor and benefit costs resulting from continued wage pressure for therapists and pricing pressure experienced on certain contract renewals. Inpatient revenue per discharge increased 1.5% while labor and benefit costs per discharge, including contract labor, increased 4.2% compared to 2005. These cost increases were partially offset by a decrease in division bad debt expense resulting primarily from several recoveries of accounts previously turned over to attorneys for collection. Division level selling, general, and administrative expenses have declined, both in absolute dollars and as a percentage of revenue, reflecting efforts to control costs and consolidate certain management functions with our contract therapy division. These efforts were partially offset by an increased investment in program marketing directed at identifying more 75% Rule qualifying patients and improving overall patient census. These efforts enabled us to mitigate the negative impact of the 75% Rule better than the industry as a whole. Measured on a same store basis, we experienced a 3.6% year-over-year decline in acute rehabilitation discharges. Corporate selling, general and administrative expenses decreased in 2006 reflecting efforts to control costs and greater leveraging of these expenses with the acquisition of Symphony. In the fourth quarter of 2005, we determined the VitalCare trade name and contractual customer relationship intangible assets were impaired and wrote down the value of those assets by $4.2 million. HRS’s depreciation and amortization expense declined from 2005 to 2006 primarily due to lower amortization associated with VitalCare’s intangible assets. The net effect of the revenue decline, lower operating margins, the decrease in selling, general and administrative expenses, the prior year impairment charge and reduced depreciation and amortization expense in 2006 was a $1.2 million increase in HRS operating earnings from $22.5 million in 2005 to $23.7 million in 2006.

Freestanding Hospitals. The freestanding hospitals segment, which was formed in the third quarter of 2005 with the acquisition of MeadowBrook, generated operating earnings of $0.6 million in 2006 compared to an operating loss of $0.7 million in 2005. During 2006, our freestanding hospitals segment incurred total start-up costs of approximately $2.6 million for our Arlington, Texas rehabilitation hospital, which admitted its first patient in late December 2005, our newly constructed Amarillo, Texas facility, which admitted its first patient in October 2006, and our Midland, Texas freestanding rehabilitation hospital, which was acquired on July 1, 2006 but did not receive its Medicare and state certifications until early August. We define start-up costs as net operating losses incurred prior to approval of Medicare licensure. The segment’s operating loss for 2005 was primarily due to the impact of lower than expected patient census and start-up costs for our Arlington, Texas and Amarillo, Texas facilities.

Other Healthcare Services. Operating earnings for the other healthcare services segment were $1.4 million in 2006 compared to an operating loss of $0.1 million in 2005. This improvement is primarily due to the acquisition of Symphony’s therapist staffing business on July 1, 2006.

Non-operating Items

Interest income decreased from $0.8 million in 2005 to $0.5 million in 2006, primarily due to the impact of lower average cash and investment balances.

Interest expense increased from $1.2 million in 2005 to $5.5 million in 2006 primarily due to the increase in borrowings against our revolving credit facility resulting primarily from the funding requirements for the Symphony, Solara and Midland acquisitions. As of December 31, 2006, the balance outstanding on the revolving credit facility was $113.5 million. We had no balance outstanding as of December 31, 2005. Interest expense also includes interest on subordinated promissory notes issued as partial consideration for various acquisitions completed over the last three years, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit. As of December 31, 2006, the remaining aggregate principal balance on all subordinated promissory notes was approximately $7.1 million.

Earnings before income taxes, equity in net loss of affiliates and minority interests declined to $15.9 million in 2006 from $33.0 million in 2005. The provision for income taxes was $5.6 million in 2006 compared to $13.3 million in 2005, reflecting effective income tax rates of 35.2% and 40.5%, respectively. The decline in the effective tax rate in 2006 is principally the result of lower taxable income generated in certain high tax rate states, state tax net operating loss carryforwards and the reversal of accruals for certain state tax exposures that were favorably resolved during the year or because the related statute of limitations lapsed.

Equity in net loss of affiliates represents our share of the losses of less than majority owned equity investments, primarily our investment in InteliStaf Holdings. During the first quarter of 2006, we elected to abandon our interest in InteliStaf and therefore wrote off the remaining carrying value of our investment in InteliStaf of $2.8 million. This decision was made for a variety of business reasons including InteliStaf’s continuing poor operating performance, the disproportionate percentage of our management time and effort that was being devoted to this non-core business, and an expected income tax benefit to be derived from the abandonment. Equity in net loss of affiliates for 2005 includes an overall loss of $36.5 million related to our investment in InteliStaf. During 2005, our share of InteliStaf losses was $11.1 million. Equity in net loss of affiliates for 2005 also included a $25.4 million write-down in the carrying value of our investment in InteliStaf to reflect an other than temporary decline in the value of the investment.

Diluted earnings (loss) per share was $0.42 in 2006 compared to $(1.01) in 2005.

Twelve Months Ended December 31, 2005 Compared to Twelve Months Ended December 31, 2004

Revenues
	2005	2004	% Change
	(dollars in thousands)

Contract therapy	$232,193	$171,339	35.5%
Hospital rehabilitation services	189,832	190,731	(0.5)
Freestanding hospitals	21,706	—	N/A
Other healthcare services	10,891	5,367	102.9
Healthcare staffing	—	16,727	(100.0)
Less intercompany revenues	(356)	(318)	11.9
Consolidated revenues	$454,266	$383,846	18.3%

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

Cost and Expenses
		% of		% of
	2005	Revenue	2004	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$343,230	75.6%	$275,242	71.7%
Division selling, general and administrative	35,852	7.9	32,499	8.5
Corporate selling, general and administrative (1)	27,051	6.0	24,615	6.4
Impairment of assets	4,211	0.9	—	—
Restructuring charge	—	—	1,615	0.4
Depreciation and amortization	10,655	2.3	8,556	2.2
Gain on sale of business	—	—	(485)	(0.1)
Total costs and expenses	$420,999	92.7%	$342,042	89.1%

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

		% of		% of
		Unit		Unit
	2005	Revenue	2004	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$185,268	79.8%	$132,850	77.5%
Division selling, general and administrative	16,121	6.9	12,810	7.5
Corporate selling, general and administrative	13,953	6.0	12,253	7.1
Depreciation and amortization	4,190	1.8	3,218	1.9
Total costs and expenses	$219,532	94.5%	$161,131	94.0%
Hospital Rehabilitation Services:
Operating expenses	$129,921	68.4%	$125,160	65.6%
Division selling, general and administrative	16,227	8.5	15,922	8.4
Corporate selling, general and administrative	11,304	6.0	11,270	5.9
Impairment of assets	4,211	2.2	—	—
Depreciation and amortization	5,631	3.0	5,314	2.8
Total costs and expenses	$167,294	88.1%	$157,666	82.7%
Freestanding Hospitals:
Operating expenses	$19,944	91.9%	$—	—%
Division selling, general and administrative	1,380	6.4	—	—
Corporate selling, general and administrative	243	1.1	—	—
Depreciation and amortization	793	3.6	—	—
Total costs and expenses	$22,360	103.0%	$—	—%
Healthcare Staffing:
Operating expenses	$—	—%	$13,598	81.3%
Division selling, general and administrative	—	—	2,757	16.5
Corporate selling, general and administrative	—	—	935	5.6
Gain on assets held for sale	—	—	(485)	(2.9)
Total costs and expenses	$—	—%	$16,805	100.5%
Other Healthcare Services:
Operating expenses	$8,453	77.6%	$3,952	73.7%
Division selling, general and administrative	2,124	19.5	1,010	18.8
Corporate selling, general and administrative	331	3.0	157	2.9
Depreciation and amortization	41	0.4	24	0.4
Total costs and expenses	$10,949	100.5%	$5,143	95.8%

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

Hospital Rehabilitation Services. Total hospital rehabilitation services costs and expenses increased in 2005 compared to 2004 both on an absolute basis and as a percentage of revenue primarily due to an impairment loss associated with trade name and contractual customer relationships intangible assets acquired as part of the March 2004 acquisition of VitalCare and higher labor costs. Both the inpatient and outpatient businesses experienced increases in average wage rates and contract labor expense as the market for therapists remained tight. The increase in the ratio of direct operating expenses to segment revenue reflects the higher labor costs and the termination of a number of higher margin contracts associated with the March 1, 2004 acquisition of VitalCare. Depreciation and amortization expense as a percentage of operating revenues increased slightly as a result of an increase in depreciation due to outpatient expansion and a full year of amortization associated with the VitalCare acquisition. The net effect of revenue decline, lower operating margins, the impairment charge and the increased depreciation and amortization during the year ended December 31, 2005 compared to the year ended December 31, 2004 was a $10.6 million decline in hospital rehabilitation services’ operating earnings from $33.1 million to $22.5 million.

As discussed above, a number of contracts associated with the March 2004 acquisition of VitalCare were terminated in 2004 and 2005. This trend continued during the fourth quarter of 2005, and operating losses were incurred for this business. These events led us to assess whether the goodwill and other identifiable intangible assets associated with the VitalCare acquisition were impaired. Our conclusion, after performing all of the applicable impairment calculations and analyses, was that the VitalCare trade name and contractual customer relationship intangible assets were impaired. As a result, we recorded a pretax impairment charge of $4.2 million in the year ended December 31, 2005.

Freestanding Hospitals. The freestanding hospitals segment incurred an operating loss of $0.7 million for the period from August 1, 2005 to December 31, 2005 primarily due to the impact of the lower than expected patient census, significant market analysis and promotional costs and start-up costs associated with our Arlington, Texas facility which admitted its first patient in December 2005 and our Amarillo, Texas facility which admitted its first patient in October 2006.

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

Earnings before income taxes, equity in net loss of affiliates and minority interests decreased from $41.0 million in 2004 to $33.0 million in 2005. The provision for income taxes was $13.3 million in 2005 compared to $17.0 million in 2004, reflecting effective income tax rates of 40.5% and 41.6%, respectively. The effective tax rate decrease is primarily the result of the impact of non-deductible goodwill associated with the sale of the staffing division on the 2004 effective rate.

Equity in net loss of affiliates represents our share of the losses of less than majority owned equity investments, primarily our investment in InteliStaf Holdings. Equity in net loss of affiliates for 2005 includes an overall loss of $36.5 million related to our investment in InteliStaf. During 2005, our share of InteliStaf losses was $11.1 million. InteliStaf’s 2005 results were negatively impacted by a $23.1 million pre-tax goodwill impairment charge, a valuation allowance against their deferred tax assets, a decline in revenue, margin contraction in the travel business due to higher housing and other living costs, and costs related to an operational restructuring and a debt re-financing completed during 2005. Equity in net loss of affiliates for 2005 also included a $25.4 million write-down in the carrying value of our investment in InteliStaf to reflect an other than temporary decline in the value of the investment.

Diluted earnings (loss) per share was $(1.01) in 2005 compared to $1.38 in 2004.

Liquidity and Capital Resources

As of December 31, 2006, we had $9.4 million in cash and cash equivalents, and a current ratio, the amount of current assets divided by current liabilities, of 1.9 to 1. Working capital increased by $25.3 million to $86.0 million at December 31, 2006 as compared to $60.7 million at December 31, 2005. This increase was primarily due to the addition of working capital from the Symphony acquisition on July 1, 2006 which was funded via long-term borrowings against our revolving credit facility. Net accounts receivable were $153.7 million at December 31, 2006, compared to $85.5 million at December 31, 2005. This increase is also primarily the result of the acquisition of Symphony effective July 1, 2006. The number of days’ average net revenue in net receivables was 77.9 and 63.9 at December 31, 2006 and December 31, 2005, respectively. This increase is primarily due to more days of average net revenue in contract therapy receivables and the greater mix of contract therapy receivables, including balances added via the acquisition of Symphony, which tend to have a longer collection cycle.

The Company has historically financed its operations with funds generated from operating activities and borrowings under credit facilities and long-term debt instruments. We believe our cash on hand, cash generated from operations and availability under our credit facility will be sufficient to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements. We have a $175 million, five-year revolving credit facility, dated June 16, 2006, with $113.5 million outstanding as of December 31, 2006 at a weighted-average interest rate of approximately 7.2%. The revolving credit facility is expandable to $225 million, subject to the approval of the lending group and subject to our continued compliance with the terms of the credit agreement. As of December 31, 2006, we had approximately $15.0 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount we may borrow under the revolving credit facility. As of December 31, 2006, after consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $16.5 million.

As part of the purchases of Solara Hospital of New Orleans on June 1, 2006, the MeadowBrook business in 2005 and other acquisitions completed in 2004, we issued long-term subordinated promissory notes to the respective selling parties. These notes bear interest at rates ranging from 6%-8%. As of December 31, 2006, approximately $7.1 million of these notes remained outstanding. Approximately $1.1 million is due within the next twelve months, with the remainder payable in installments through August 2008. In addition, as part of our arrangement with Signature Healthcare Foundation, we extended a $2.0 million line of credit to Signature. At December 31, 2006, Signature had drawn approximately $1.4 million against this line of credit.

In connection with the development and implementation of additional programs, including developing joint venture relationships, we may incur capital expenditures for acquisitions of property, renovations, equipment and deferred costs to begin operations. In addition, we expect to invest significantly in our information technology systems to drive automation and efficiencies in our operating processes. During 2006, we expended approximately $14.9 million for capital expenditures for equipment, facility build-outs and information systems. We also expect to expend capital to implement our acquisition strategy. During 2006, we expended approximately $136.0 million in cash, net of cash acquired, for the acquisition of new businesses. These funds were primarily derived from our line of credit. We believe existing cash balances; internally generated cash flows and borrowings under our revolving credit facility will be sufficient to fund operations and planned capital expenditures for at least the next twelve months.

Inflation

Although inflation has abated during the last several years, the rate of inflation in healthcare related services continued to exceed the rate experienced by the economy as a whole. Our management contracts typically provide for an annual increase in the fees paid to us by our clients based on increases in various inflation indices.

Effect of Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements in Item 8 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments, exclusive of interest, as of December 31, 2006 (in thousands):

		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years	Other
Operating leases (1)	$115,864	$8,709	$19,612	$16,659	$70,884	$—
Purchase obligations (2)	3,641	1,887	1,754	—	—	—
Long-term debt (3)	120,559	5,559	6,000	109,000	—	—
Other long-term liabilities (4)	4,432	—	—	—	—	4,432
Total	$244,496	$16,155	$27,366	$125,659	$70,884	$4,432

(1)

We lease many of our facilities under non-cancelable operating leases in the normal course of business. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 12 to our accompanying consolidated financial statements.

(2)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

(3)	Information relative to interest requirements is contained in Note 8, “Long-Term Debt,” to our consolidated financial statements.

(4)

We maintain a nonqualified deferred compensation plan for certain employees. Under the plan, participants may defer up to 70% of their salary and cash incentive compensation. The amounts are held in trust in designated investments and remain our property until distribution. Because most distributions of funds are tied to the termination of employment or retirement of participants, we are not able to predict the timing of payments against this obligation. At December 31, 2006, we owned trust assets with a value approximately equal to the total amount of this obligation.

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These include estimating the allowance for doubtful accounts, estimating contractual allowances, impairment of goodwill and other intangible assets, impairment of long-lived assets and establishing accruals for known and incurred but not reported health, workers compensation and professional liability claims. In addition, Note 1 to the consolidated financial statements includes further discussion of our significant accounting policies.

Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts. We make estimates of the collectability of our accounts receivable balances. We determine an allowance for doubtful accounts based upon an analysis of the collectability of specific accounts, historical experience and the aging of the accounts receivable. We specifically analyze customers with historical poor payment history and customer creditworthiness when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance as of December 31, 2006 was $153.7 million, net of allowance for doubtful accounts of $14.4 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We continually evaluate the adequacy of our allowance for doubtful accounts and make adjustments in the periods any excess or shortfall is identified.

Contractual Allowances. Our freestanding hospitals and contract therapy direct billing agencies recognize net patient revenues in the reporting period in which the services are performed based on our current billing rates, less actual adjustments and estimated discounts for contractual allowances. These allowances are principally required for patients covered by Medicare, Medicaid, managed care health plans and other third-party payors. Laws governing the Medicare and Medicaid programs are complex and subject to interpretation. In estimating the discounts for contractual allowances, we reduce our gross patient receivables to the estimated amount that will be recovered for the service rendered based upon previously agreed to rates with the payor. These estimates are regularly reviewed for accuracy by taking into consideration known changes to contract terms, laws and regulations and payment history. If such information indicates that our allowances are overstated or understated, we reduce or provide for additional allowances as appropriate in the period in which we make such a determination. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. Due to complexities involved in determining the amounts ultimately due from the payor, the amount we receive as reimbursement for healthcare services provided may be different than our estimates, and such differences could be significant.

Goodwill and Other Intangible Assets. The cost of acquired companies is allocated first to their identifiable assets, both tangible and intangible, based on estimated fair values. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.

Under Statement of Financial Accounting Standards (“Statement”) No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment. If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statement of earnings in an amount equal to the excess carrying value. In 2006, no impairment of goodwill or intangible assets with indefinite useful lives was identified; however, in 2005, we recognized an impairment loss of $0.8 million to reduce the carrying value of the trade name we acquired in the March 1, 2004 acquisition of the common stock of American VitalCare, Inc. and its sister company, Managed Alternative Care, Inc. (collectively “VitalCare”). We also determined that this intangible asset no longer had an indefinite life, and in 2006, we began amortizing it on a straight-line basis over the trade name’s remaining estimated useful life.

As required by Statement No. 142, we also conducted an annual impairment assessment of goodwill related to our hospital rehabilitation services, contract therapy, freestanding hospitals and other healthcare services businesses and determined that the related goodwill was not impaired. The test required comparison of the estimated fair value of these businesses to our book value. The estimated fair value was based on a discounted cash flow analysis. Assumptions and estimates about future cash flows and discount rates are often subjective and can be affected by a variety of factors, including external factors such as economic trends and government regulations, and internal factors such as changes in our forecasts or in our business strategies. We believe the assumptions used in our impairment analysis are reasonable and appropriate; however, different assumptions and estimates could affect the results of our impairment analysis and in turn result in an impairment charge. If an impairment loss should occur in the future, it could have a material adverse impact on our results of operations. At December 31, 2006, unamortized goodwill related to our contract therapy, hospital rehabilitation services, freestanding hospitals and other healthcare services businesses was $65.9 million, $39.7 million, $45.2 million and $16.6 million, respectively.

Impairment of Long-Lived Assets. Under Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an asset group should be tested for recoverability and possible impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Primarily due to a loss of customer contracts at a rate more rapid than expected, the assets of VitalCare generated operating losses in 2005 and our projections demonstrated potential continuing losses associated with this asset group. As a result, we determined that the carrying amount of the VitalCare asset group at December 31, 2005 was not recoverable because it exceeded the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. In 2005, we recognized an impairment loss of $3.4 million on contractual customer relationships, which is equal to the amount by which the carrying amount of the VitalCare asset group exceeded its fair value.

Statement No. 144 also addresses the accounting for the impairment or disposal of individual long-lived assets such as property, plant and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the asset might be impaired. In 2006, we decided to abandon an internal software development project we began in 2004. We had intended for this software application to be the building block of an integrated platform to support our strategy of clinically integrated post acute continuums of care. Because of cost overruns, this project was put on hold in 2005 with the intention of restarting the project at a later date. Following the hiring of a new chief information officer in the fourth quarter of 2006, we completed a review of our information technology applications and concluded that this project would not meet the needs of the business and any additional costs necessary to make the application functional would be in excess of the anticipated benefit to be derived. As a result of the decision to abandon this project, we recognized an impairment loss of $2.4 million in 2006 to write off the entire carrying value of the previously capitalized software development costs.

Health, Workers Compensation, and Professional Liability Insurance Accruals. We maintain an accrual for our health, workers compensation and professional liability claim costs that are partially self-insured and are classified in accrued salaries and wages (health insurance) and accrued expenses (workers compensation and professional liability) in our consolidated balance sheets. At December 31, 2006, the combined amount of these accruals was approximately $17.5 million. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on actuarial computations and industry experience and trends. In analyzing the accruals, we also consider the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals as appropriate in the period in which we make such a determination. The ultimate cost of these claims may be greater than or less than the established accruals. While we believe that the recorded amounts are appropriate, there can be no assurances that changes to management’s estimates will not occur due to limitations inherent in the estimation process.

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

Investments in Unconsolidated Affiliates. We account for our former minority equity investment in InteliStaf Holdings, Inc. (“InteliStaf”) and our current minority equity investment in

Howard Regional Specialty Care, LLC (“Howard Regional”) using the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company sold its StarMed staffing business to InteliStaf on February 2, 2004 in exchange for a minority equity interest in InteliStaf. The Company recorded its initial investment in InteliStaf at its fair value of $40 million, as determined by a third party valuation firm. During 2005, InteliStaf incurred significant operating losses even though the healthcare staffing industry as a whole showed signs of recovery. The Company reviewed its investment in InteliStaf for impairment in accordance with requirements of APB Opinion No. 18. Based on this review, the Company concluded that an other than temporary decline in the value of the Company’s investment had occurred in the fourth quarter of 2005. This impairment combined with the Company’s share of InteliStaf’s operating losses reduced the carrying value of the Company’s investment in InteliStaf to $2.8 million at December 31, 2005.

On March 3, 2006, we elected to abandon our interest in InteliStaf. This decision was made for a variety of business reasons including InteliStaf’s continuing poor operating performance, InteliStaf’s liquidity problems, the disproportionate share of RehabCare management time and effort that has been devoted to this non-core business and an expected income tax benefit to be derived from the abandonment. Our investment in InteliStaf had a carrying value of approximately $2.8 million as of December 31, 2005. This remaining carrying value was written off during the first quarter of 2006.

The carrying value of our investment in Howard Regional was $3.3 million at December 31, 2006. We currently believe no significant factors exist that would indicate an other than temporary decline in the value of our investment in Howard Regional has occurred.

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

We are exposed to market risk from changes in the London Interbank Offered Rate, or LIBOR, as interest on our revolving credit facility is charged at LIBOR plus a percentage based upon our consolidated total leverage ratio. Our LIBOR contracts vary in length from 30 to 180 days. At December 31, 2006, we had $113.5 million outstanding under the facility at a weighted-average interest rate of approximately 7.2%. Adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed. Based on the outstanding balance of the revolving credit facility at December 31, 2006, a hypothetical 100 basis point increase in the LIBOR rate would result in additional interest expense of $1.1 million on an annualized basis. We are not a party to any derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets as of December 31, 2006 and 2005	44

Consolidated Statements of Earnings for the years
ended December 31, 2006, 2005 and 2004	45

Consolidated Statements of Stockholders’ Equity for the years
ended December 31, 2006, 2005 and 2004	46

Consolidated Statements of Cash Flows for the years
ended December 31, 2006, 2005 and 2004	47

Notes to the Consolidated Financial Statements	48

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

RehabCare Group, Inc.:

We have audited the accompanying consolidated balance sheets of RehabCare Group, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of InteliStaf Holdings, Inc. and subsidiaries as of and for the year ended December 31, 2005 (26.74% owned investee company). The Company’s investment in InteliStaf Holdings, Inc. and subsidiaries at December 31, 2005, was $2.8 million and its equity in the net loss of InteliStaf Holdings, Inc. and subsidiaries was $11.1 million for 2005. The financial statements of InteliStaf Holdings, Inc. and subsidiaries as of and for the year ended December 31, 2005 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for InteliStaf Holdings, Inc. and subsidiaries, as of and for the year ended December 31, 2005, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors for 2005, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RehabCare Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri

March 13, 2007

REHABCARE GROUP, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
Assets	2006	2005
Current assets:
Cash and cash equivalents	$9,430	$28,103
Accounts receivable, net of allowance for doubtful accounts of $14,355 and $7,936, respectively	153,688	85,541
Deferred tax assets	6,065	6,359
Other current assets	8,932	7,295
Total current assets	178,115	127,298
Marketable securities, trading	4,410	3,974
Property and equipment, net	31,833	27,495
Goodwill	167,440	94,960
Intangible assets, net	36,950	7,560
Investments in unconsolidated affiliates	3,295	6,324
Deferred tax assets	1,185	979
Other	5,068	4,335
Total assets	$428,296	$272,925

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,559	$3,408
Accounts payable	9,755	2,474
Accrued salaries and wages	50,525	34,041
Income taxes payable	—	3,437
Accrued expenses	26,294	23,274
Total current liabilities	92,133	66,634
Long-term debt, less current portion	115,000	4,059
Deferred compensation	4,432	3,984
Other	5,866	—
Total liabilities	217,431	74,677
Minority interests	86	—

Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 21,131,640 shares and 20,830,351 shares as of December 31, 2006 and 2005, respectively	211	208
Additional paid-in capital	134,040	128,792
Retained earnings	131,232	123,952
Less common stock held in treasury at cost, 4,002,898 shares as of December 31, 2006 and 2005	(54,704)	(54,704)
Total stockholders’ equity	210,779	198,248
Total liabilities and stockholders’ equity	$428,296	$272,925

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.

Consolidated Statements of Earnings

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Operating revenues	$614,793	$454,266	$383,846
Costs and expenses:
Operating	497,694	343,230	275,242
Selling, general and administrative:
Divisions	42,413	35,852	32,499
Corporate	37,034	27,051	24,615
Impairment of assets	2,351	4,211	—
Restructuring	(191)	—	1,615
Depreciation and amortization	14,537	10,655	8,556
Gain on sale of business	—	—	(485)
Total costs and expenses	593,838	420,999	342,042
Operating earnings	20,955	33,267	41,804
Interest income	468	794	393
Interest expense	(5,499)	(1,169)	(1,181)
Other income (expense), net	(50)	59	(55)
Earnings before income taxes, equity in net loss of affiliates and minority interests	15,874	32,951	40,961
Income taxes	(5,589)	(13,345)	(17,049)
Equity in net loss of affiliates	(3,029)	(36,588)	(731)
Minority interests	24	—	—
Net earnings (loss)	$7,280	$(16,982)	$23,181

Net earnings (loss) per common share:
Basic	$0.43	$(1.01)	$1.42
Diluted	$0.42	$(1.01)	$1.38

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

							Accumulated
							other compre-
	Common Stock		Additional				hensive	Total
	Issued shares	Amount	Paid-in capital	Retained earnings	Treasury		earnings (loss)	stockholders’ equity
					Shares	Amount

Balance, December 31, 2003	20,145	201	114,704	117,753	4,003	(54,704)	1	177,955
Components of comprehensive earnings:
Net earnings	—	—	—	23,181	—	—	—	23,181
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	—	—	(1)	(1)
Total comprehensive earnings								23,180

Modification of stock options	—	—	114	—	—	—	—	114
Exercise of stock options (including tax benefit)	408	5	5,774	—	—	—	—	5,779

Balance, December 31, 2004	20,553	206	120,592	140,934	4,003	(54,704)	—	207,028
Components of comprehensive earnings (loss):
Net loss	—	—	—	(16,982)	—	—	—	(16,982)
Total comprehensive loss								(16,982)

Exercise of stock options (including tax benefit)	277	2	8,200	—	—	—	—	8,202
Balance, December 31, 2005	20,830	208	128,792	123,952	4,003	(54,704)	—	198,248
Components of comprehensive earnings:
Net earnings	—	—	—	7,280	—	—	—	7,280
Total comprehensive earnings								7,280

Stock-based compensation	—	—	1,697	—	—	—	—	1,697
Exercise of stock options (including tax benefit)	302	3	3,551	—	—	—	—	3,554
Balance, December 31, 2006	21,132	$211	$134,040	$131,232	4,003	$(54,704)	$—	$210,779

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$7,280	$(16,982)	$23,181
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	14,537	10,655	8,556
Provision for doubtful accounts	5,937	3,597	4,392
Equity in net loss of affiliates	3,029	36,588	731
Minority interests	(24)	—	—
Impairment of assets	2,351	4,211	—
Stock-based compensation	1,697	—	—
Income tax benefit related to stock options exercised	896	5,577	2,450
Excess tax benefit related to stock options exercised	(895)	—	—
Restructuring	(191)	—	1,615
Gain on sale of business	—	—	(485)
Loss on disposal of property and equipment	50	—	—
Changes in assets and liabilities:
Accounts receivable, net	(19,059)	(13,893)	(7,508)
Other current assets	(274)	(4,734)	222
Other assets	332	(166)	(227)
Net assets held for sale	—	—	1,903
Accounts payable	1 ,472	(1,244)	2,354
Accrued salaries and wages	103	3,935	4,446
Income taxes payable and deferred taxes	2,330	(4,018)	9,046
Accrued expenses	247	2,742	(855)
Deferred compensation	(326)	(64)	260
Net cash provided by operating activities	19,492	26,204	50,081
Cash flows from investing activities:
Additions to property and equipment	(14,854)	(13,301)	(7,142)
Purchase of marketable securities	(372)	(53,386)	(31,282)
Proceeds from sale/maturities of marketable securities	710	53,448	41,082
Change in restricted cash	—	3,073	(3,073)
Investment in unconsolidated affiliate	—	(3,643)	—
Disposition of business	—	(443)	(4,532)
Purchase of businesses, net of cash acquired	(136,026)	(29,687)	(24,440)
Other, net	(486)	(1,242)	(828)
Net cash used in investing activities	(151,028)	(45,181)	(30,215)
Cash flows from financing activities:
Net change in revolving credit facility	113,500	—	—
Principal payments on long-term debt	(3,408)	(5,950)	(540)
Debt issuance costs	(892)	—	(570)
Cash contributed by minority interests	110	—	—
Exercise of employee stock options	2,658	2,625	3,329
Excess tax benefit related to stock options exercised	895	—	—
Net cash provided by (used in) financing activities	112,863	(3,325)	2,219
Net increase (decrease) in cash and cash equivalents	(18,673)	(22,302)	22,085
Cash and cash equivalents at beginning of year	28,103	50,405	28,320
Cash and cash equivalents at end of year	$9,430	$28,103	$50,405

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(1)	Overview of Company and Summary of Significant Accounting Policies

Overview of Company

RehabCare Group, Inc. (“the Company”) is a leading provider of program management services for inpatient rehabilitation and skilled nursing units, outpatient therapy programs and contract therapy services in conjunction with nearly 1,400 hospitals and skilled nursing facilities throughout the United States. RehabCare also operates five freestanding rehabilitation hospitals and three long term acute care hospitals, which provide specialized acute care for medically complex patients. The Company also provides other healthcare services including management consulting services to hospitals, physician groups and skilled nursing facilities and staffing services for therapists and nurses.

On February 2, 2004, the Company consummated a transaction with InteliStaf Holdings, Inc. (“InteliStaf”) pursuant to which InteliStaf acquired all of the outstanding common stock of the Company’s former staffing business, StarMed Health Personnel, Inc. (“StarMed”). In return, the Company received a minority equity interest in InteliStaf. On March 3, 2006, the Company elected to abandon its investment in InteliStaf. See Note 15 for further discussion related to the Company’s investment in InteliStaf.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and all of its wholly owned subsidiaries, majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year presentation.

The Company uses the equity method to account for its investments in entities that the Company does not control but has the ability to exercise significant influence over the entity’s operating and financial policies.

Cash Equivalents and Marketable Securities

Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

The Company classifies its debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Investments at December 31, 2006 and 2005 consist of noncurrent marketable equity and debt securities. All noncurrent marketable securities are classified as trading, with all investment income, including unrealized gains or losses recognized in the consolidated statements of earnings. Noncurrent marketable securities include assets held in trust for the Company’s deferred compensation plan that are not available for operating purposes.

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

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

Contractual Allowances

The Company’s freestanding hospitals and contract therapy direct bill agencies recognize revenues for patient services in the reporting period in which the services are performed based on current billing rates, less actual adjustments and estimated discounts for contractual allowances. These allowances are principally required for patients covered by Medicare, Medicaid, managed care health plans and other third-party payors. In estimating the discounts for contractual allowances, the Company reduces its gross patient receivables to the estimated amount that will be recovered for the service rendered based upon previously agreed to rates with the payor. These estimates are regularly reviewed for accuracy by taking into consideration known changes to contract terms, laws and regulations and payment history.

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

Goodwill and Other Intangible Assets

The cost of acquired companies is allocated first to their identifiable assets, both tangible and intangible, based on estimated fair values. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. Under Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized to expense, but instead tested for impairment at least annually and any related losses recognized in earnings when identified. See Note 6, “Goodwill and Other Intangible Assets” and Note 14, “Sale of Business” for further discussion. Other identifiable intangible assets with a finite life are amortized on a straight-line basis over their estimated lives.

Long-Lived Assets

Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of.

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

The Company reviews identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows was less than the carrying amount of the asset. See Note 5, “Property and Equipment” and Note 6, “Goodwill and Other Intangible Assets” for additional information.

Disclosure About Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable, accrued salaries and wages and accrued expenses approximate fair value because of the short maturity of these items. Based on quoted market prices obtained from independent pricing sources for similar types of borrowing arrangements, the Company's long-term debt has a fair value that approximates its book value at December 31, 2006 and 2005.

Revenues and Costs

The Company recognizes revenues and related costs in the period in which services are performed. Costs related to marketing and development are generally expensed as incurred.

Health, Workers Compensation and Professional Liability Insurance Accruals

The Company maintains an accrual for health, workers compensation and professional liability claim costs that are partially self-insured and are classified in accrued salaries and wages (health insurance) and accrued expenses (workers compensation and professional liability). The Company determines the adequacy of these accruals by periodically evaluating historical experience and trends related to claims and payments based on actuarial computations and industry experiences and trends. At December 31, 2006, the balances for accrued health, workers compensation and professional liability were $5.2 million, $4.1 million and $8.2 million, respectively. At December 31, 2005, the balances for accrued health, workers compensation and professional liability were $3.3 million, $3.5 million and $6.5 million, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment” (“Statement 123R”), using the modified prospective transition method. Under this transition method, stock-based compensation expense in 2006 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The grant-date fair value of each award is amortized to expense over the award’s vesting period. Prior to the adoption of Statement 123R, the Company accounted for stock-based awards under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25), as permitted by Statement 123. Under the intrinsic value method, the Company did not reflect stock-based compensation cost in net earnings, as all stock options granted under the Company’s stock compensation plans had an exercise price equal to the market value of the

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

underlying common stock on the date of grant. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of Statement 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of Statement 123R.

In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" ("FSP 123R-3"). The Company has elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to Statement 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of Statement 123R. See Note 2 to the consolidated financial statements for a further discussion of stock-based compensation.

On December 15, 2005, the Company’s board of directors approved the accelerated vesting of certain unvested stock options with exercise prices greater than the closing price of the Company’s stock on December 15, 2005 of $20.34. As a result of the acceleration, options to purchase approximately 236,000 shares became immediately exercisable. The decision to accelerate the vesting of certain outstanding underwater options was made to reduce compensation expense that otherwise would be recorded in future periods following the Company’s adoption of Statement 123R on January 1, 2006. In addition, the board believes this action further enhances management’s focus on increasing shareholder returns and will increase employee morale and retention. The Company estimates that the acceleration of the vesting of these underwater stock options reduced the amounts of share-based compensation expense to be recognized, net of income taxes, by approximately $344,000 in 2006, $142,000 in 2007 and $53,000 in 2008.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates.

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company is required to adopt the provisions of FIN 48 effective January 1, 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet completed its analysis of the adoption of this interpretation.

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

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each error on the Company's balance sheet and statement of operations and the related financial statement disclosures. The Company adopted SAB 108 in the fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated results of operations or financial condition.

(2)	Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which follows the recognition and measurement principles of APB No. 25. Under the intrinsic value method, the Company did not reflect stock-based compensation cost in net earnings, as all stock options granted under the Company’s stock compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The grant-date fair value of each award is amortized to expense over the award’s vesting period. In accordance with Statement 123R, results for prior periods have not been restated.

At December 31, 2006, the Company has the stock-based employee compensation plans described below. The total compensation expense before taxes related to these plans was approximately $1,697,000 in 2006 and is included in corporate selling, general and administrative

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

expense in the accompanying consolidated statement of earnings. The total deferred income tax benefit recognized for share-based compensation arrangements was approximately $656,000 in 2006. The Company had no cumulative effect adjustment as a result of initially adopting Statement 123R.

Prior to the adoption of Statement 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. Statement 123R requires the cash flows from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As a result of adopting Statement 123R, the Company reported a reduction of cash flow from operations and a corresponding increase to cash flow from financing activities of approximately $895,000 in 2006.

Had the Company used the fair value based accounting method for stock-based compensation expense described by Statement 123 for fiscal periods prior to January 1, 2006, the Company’s basic and diluted earnings per share for 2005 and 2004 would have been as set forth in the table below. As of January 1, 2006, the Company adopted Statement 123R thereby eliminating pro forma disclosure for periods following such adoption. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option valuation model and amortized to expense over the options’ vesting periods. Amounts are in thousands, except per share data.

	Year Ended
	December 31,
	2005	2004

Net earnings (loss), as reported	$(16,982)	$23,181
Add: Modification of stock options	—	114
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,622)	(3,399)

Pro forma net earnings (loss)	$(19,604)	$19,896

Basic earnings (loss) per share: As reported	$(1.01)	$1.42
Pro forma	$(1.17)	$1.22
Diluted earnings (loss) per share: As reported	$(1.01)	$1.38
Pro forma	$(1.17)	$1.18

Incentive Plans

The Company has various incentive plans that provide long-term incentive and retentive awards. These awards include stock options and restricted stock awards. At December 31, 2006, a total of 985,590 shares were available for future issuance under the plans.

Stock Options

Stock options may be granted for a term not to exceed 10 years and must be granted within 5 years from the adoption of the current equity incentive plan. The exercise price of all stock options must be at least equal to the fair market value of the shares on the date of grant. Except for options

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

granted to nonemployee directors that become fully exercisable after six months and performance vested options that become fully exercisable upon the attainment of revenue and earnings per share performance goals at the end of a three-year performance period, substantially all remaining stock options become fully exercisable after four years from date of grant.

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

	Year Ended December 31,
	2006	2005	2004

Expected volatility	33%	32%-35%	35%-57%
Expected dividends	0%	0%	0%
Expected term (in years)	6-8	5-8	5-8
Risk-free rate	4.3%-4.7%	3.7%-4.4%	2.7%-3.8%

A summary of stock option activity through December 31, 2006 is presented below:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Life (yrs)	(millions)

Outstanding at January 1, 2006	2,347,441	$20.91
Granted	94,000	18.93
Exercised	(301,289)	8.83
Forfeited or expired	(249,688)	31.72
Outstanding at December 31, 2006	1,890,464	$21.31	5.1	$2.1
Exercisable at December 31, 2006	1,584,803	$20.72	4.5	$2.1

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 was $8.72 per share. The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $2.3 million.

A summary of the status of the Company’s nonvested stock options as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

		Weighted-
		Average
		Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at January 1, 2006	412,269	$ 9.88
Granted	94,000	8.72
Vested	(165,374)	9.35
Forfeited	(35,234)	10.19
Nonvested at December 31, 2006	305,661	$ 9.77

As of December 31, 2006, there was approximately $0.8 million of unrecognized compensation cost related to nonvested options. Such cost is expected to be recognized over a weighted-average period of 1.8 years.

Option activity was as follows for the fiscal years ended December 31, 2005 and 2004:

	2005		2004
	Shares	Weighted- AverageExercise Price	Shares	Weighted- AverageExercise Price
Outstanding at beginning of year	2,394,805	$18.90	2,781,904	$18.92
Granted	391,095	27.18	431,400	22.40
Exercised	(277,119)	9.48	(413,742)	8.36
Forfeited	(161,340)	25.93	(404,757)	33.52
Outstanding at end of year	2,347,441	$20.91	2,394,805	$18.90
Options exercisable at end of year	1,935,172		1,746,155

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

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at January 1, 2006	—	—
Granted	92,580	$18.35
Vested	—	—
Forfeited	(4,830)	18.87
Nonvested at December 31, 2006	87,750	$18.33

As of December 31, 2006, there was approximately $1.2 million of unrecognized compensation cost related to nonvested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 2.2 years. The Company plans to issue new shares of common stock to satisfy restricted stock award vestings.

(3)	Marketable Securities

Noncurrent marketable securities at December 31, 2006 and 2005 consist primarily of marketable equity securities ($1.7 million and $0.9 million at December 31, 2006 and 2005, respectively), corporate and government bonds ($1.4 million and $1.5 million at December 31, 2006 and 2005, respectively) and money market securities ($1.3 million and $1.6 million at December 31, 2006 and 2005, respectively) held in trust under the Company’s deferred compensation plan.

(4)	Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Balance at beginning of year	$7,936	$5,074	$3,422
Provisions for doubtful accounts	5,937	3,597	4,392
Acquisitions	4,025	839	—
Accounts written off, net of recoveries	(3,543)	(1,574)	(2,740)
Balance at end of year	$14,355	$7,936	$5,074

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

(5)	Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2006	2005

Equipment	$54,760	$45,709
Land	1,046	1,010
Leasehold improvements	13,896	8,112
	69,702	54,831
Less accumulated depreciation and amortization	37,869	27,336
	$31,833	$27,495

Under Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“Statement No. 144”) a long-lived asset should be tested for recoverability and possible impairment whenever events or changes in circumstances indicate that the asset might be impaired. In 2006, the Company decided to abandon an internal software development project it began in 2004. Because of cost overruns, this project was put on hold in 2005 with the intention of restarting the project at a later date. Following the hiring of a new chief information officer in the fourth quarter of 2006 and a complete review of the Company’s software applications and platforms, the Company decided that this project would not meet the needs of the business and any additional costs necessary to make the application functional would be in excess of the anticipated benefit to be derived. As a result, the Company recognized an impairment loss of $2,351,000 in the fourth quarter of 2006 to write off the entire carrying value of the previously capitalized software development costs.

(6)	Goodwill and Other Intangible Assets

In accordance with the provisions of Statement No. 142, “Goodwill and Other Intangible Assets,” the Company performs an annual test of impairment for goodwill and other indefinite lived intangible assets. The impairment analysis is performed more frequently if events or changes in circumstances indicate that the carrying amount of such assets may exceed fair value. The Company performed a test for impairment for goodwill and other intangible assets as of December 31, 2006 and 2005. Based upon the results of the tests performed, no impairment of goodwill or intangible assets with indefinite useful lives was identified in 2006; however, in 2005, the Company recognized an impairment loss of $0.8 million in its program management segment to reduce the carrying value of the trade name it acquired in the March 1, 2004 acquisition of the common stock of American VitalCare, Inc. and its sister company, Managed Alternative Care, Inc. (collectively “VitalCare”). The Company also determined that this intangible asset no longer has an indefinite life, and in 2006, began amortizing the trade name on a straight-line basis over its remaining estimated useful life.

Under Statement No. 144, a long-lived asset (or asset group) should be tested for recoverability and possible impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. In 2005, the assets of VitalCare generated operating losses and the Company’s projections demonstrated potential continuing losses associated with this asset group. Through its impairment analysis, the Company determined that the carrying value of the VitalCare asset group at December 31, 2005 was not recoverable because it exceeded the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

group. As a result, the Company recognized an impairment loss of $3.4 million on contractual customer relationships, which is equal to the amount by which the carrying value of the VitalCare asset group exceeded its fair value.

At December 31, 2006 and 2005, the Company had the following intangible asset balances (in thousands of dollars):

December 31,
2006		2005
Gross		Gross
Carrying	Accumulated	Carrying	Accumulated
Amount	Amortization	Amount	Amortization

Amortizing Intangible Assets:
Noncompete agreements	$4,514	$(851)	$625	$(229)
Trade names	8,773	(645)	2,873	(163)
Contractual customer relationships	23,066	(4,936)	6,906	(3,262)
Lease arrangements	905	(46)	—	—
Total	$37,258	$(6,478)	$10,404	$(3,654)

Unamortized Intangible Assets:
Trade names	$810		$810
Medicare exemption	5,360		—
Total	$6,170		$810

Amortizing intangible assets have the following weighted average useful lives as of December 31, 2006: noncompete agreements – 8.1 years; amortizing trade names – 16.7 years; contractual customer relationships – 8.8 years; and lease arrangements – 11.6 years.

Amortization expense was approximately $2.9 million, $2.1 million and $1.5 million for years ended December 31, 2006, 2005 and 2004, respectively. Estimated annual amortization expense for the next 5 years is: 2007 – $3.9 million; 2008 – $3.7 million; 2009 – $3.7 million; 2010 – $3.3 million and 2011 – $2.8 million.

The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows (in thousands):

	Contract		Freestanding	Other Healthcare
	Therapy	HRS (a)	Hospitals	Services	Total
Balance at December 31, 2005	$21,795	$39,669	$29,352	$4,144	$94,960
Acquisitions	44,116	—	16,354	12,443	72,913
Purchase price adjustments
and allocations	—	46	(479)	—	(433)
Balance at December 31, 2006	$65,911	$39,715	$45,227	$16,587	$167,440

(a)	Hospital Rehabilitation Services (HRS).

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

(7)	Business Combinations

Effective July 1, 2006, the Company acquired all of the outstanding limited liability company membership interests of Symphony Health Services, LLC (“Symphony”) at a cost of approximately $109.9 million, which includes costs of executing the transaction and an adjustment based on acquired working capital levels. Symphony is a leading provider of contract therapy services in the nation with 2005 annual revenue of over $230 million. RehabCare funded the purchase with cash on hand and borrowings drawn from its recently expanded line of credit with Bank of America, N.A., Harris, N.A., General Electric Capital Corporation, National City Bank, U.S. Bank National Association, SunTrust Bank and Comerica Bank.

The acquisition costs of Symphony have been allocated as follows (amounts in thousands):

Accounts receivable, net of allowance	$52,131
Other current assets	988
Equipment and leasehold improvements	2,207
Identifiable intangibles, principally customer contracts,
customer relationships and trade names	22,454
Goodwill	56,559
Other non-current assets	952
Accrued exit costs	(5,810)
Accounts payable and other accrued expenses	(19,163)
Other liabilities	(392)
Total acquisition cost	$109,926

Accrued exit costs represent estimates of employee termination costs and lease exit costs associated with exiting certain Symphony pre-acquisition activities. The Company plans to terminate approximately 175 administrative employees of Symphony located in Baltimore, Maryland. The Company terminated 123 employees as of December 31, 2006, and the remaining terminations are expected to be completed by June 30, 2007. The Company also intends to cease using certain Symphony offices under lease, including the Baltimore office. During the six months ended December 31, 2006, the Company made total payments of $1.8 million for employee termination costs and $0.4 million for lease exit costs, and such payments were charged against the liability.

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

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

	Year ended		Year ended
	December 31, 2006		December 31, 2005
	As Reported	Pro Forma	As Reported	Pro Forma

Operating revenues	$614,793	$725,163	$454,266	$687,208
Net earnings (loss)	$7,280	$4,666	$(16,982)	$(19,971)
Diluted net earnings (loss) per share	$0.42	$0.27	$(1.01)	$(1.19)

Effective June 1, 2006, the Company purchased substantially all of the assets of Solara Hospital of New Orleans (“Solara Hospital”) for approximately $19.5 million, which includes costs of executing the acquisition. The purchase price was funded through cash on hand plus a $3 million subordinated note. Solara Hospital is a 44-bed long-term acute care hospital with approximately 120 employees, located on the seventh floor of West Jefferson Medical Center in Marrero, LA. The Company is currently leasing this space under a three-year lease agreement dated November 1, 2003, which was recently extended to November 1, 2009. The lease may be extended for three additional periods of three years each. Solara Hospital also operates an additional 12-bed facility located at a satellite campus in New Orleans.

The acquisition cost of Solara Hospital, including direct transaction costs, has been allocated as follows (in thousands of dollars):

Accounts receivable, net of allowance	$1,940
Other current assets	182
Equipment and leasehold improvements	321
Medicare exemption	5,360
Other identifiable intangibles, principally favorable leases
and noncompete agreements	1,620
Goodwill	10,682
Accounts payable and accrued expenses	(599)
Total acquisition cost	$19,506

Effective July 1, 2006, the Company acquired the assets of Memorial Rehabilitation Hospital in Midland, Texas for approximately $8.6 million, which includes costs of executing the acquisition. Memorial Rehabilitation Hospital is a 38-bed freestanding inpatient rehabilitation hospital. RehabCare had provided program management services to the hospital since the facility first opened in 1988. In connection with this transaction, the Company recorded $8.5 million in intangible assets, primarily goodwill and noncompete agreements.

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

On August 1, 2005, the Company purchased substantially all of the operating assets of MeadowBrook Healthcare, Inc. and certain of its subsidiaries (“MeadowBrook”) for approximately $39.4 million, which includes costs of executing the acquisition. The purchase price was funded from

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

a combination of cash on hand and credit facilities, plus $9.0 million in subordinated notes issued to the seller, of which $4.0 million was outstanding at December 31, 2006.

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

In 2004, the Company purchased the assets of CPR Therapies, LLC (“CPR”), Phase 2 Consulting, Inc. (“Phase 2”) and Cornerstone Rehabilitation, LLC (“Cornerstone”) and acquired all of the outstanding common stock of VitalCare. The total combined purchase price associated with these transactions was approximately $30.0 million. In connection with these transactions, the Company recorded $30.4 million in intangible assets, primarily goodwill and contractual customer relationships.

(8)	Long-Term Debt

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

The Amended and Restated Credit Agreement contains administrative covenants that are ordinary and customary for similar credit facilities. The credit facility also includes financial covenants, including requirements for us to comply on a consolidated basis with a maximum ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum ratio of total funded debt to EBITDA and a minimum ratio of adjusted EBITDA to fixed charges. As of December 31, 2006, the Company was in compliance with all debt covenants.

The annual fees and interest rates to be charged in connection with the credit facility and the outstanding principal balance are variable based upon the Company’s consolidated leverage ratios. As of December 31, 2006, the balance outstanding against the new revolving credit facility was $113.5 million at a weighted-average interest rate of approximately 7.2%.

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

As of December 31, 2006, the Company had approximately $15.0 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount the Company may borrow under its line of credit. As of December 31, 2006, after consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $16.5 million.

In connection with the Solara Hospital acquisition, the Company issued a subordinated promissory note with a face value of $3.0 million and a stated interest rate of 7.5%. The note has a two-year term and interest is payable in quarterly installments. The entire principal balance together with any unpaid interest is due and payable on May 31, 2008.

As of December 31, 2006 and 2005, long-term borrowings, including the current portion of long-term debt, were as follows (amounts in thousands):

	December 31,
	2006	2005

Revolving credit facility; weighted average interest rate of 7.2%; maturity date of June 16, 2011	$113,500	$—

Promissory note issued to sellers of CPR Therapies; stated interest rate of 8%; principal payments due quarterly through February 2, 2006	—	180

Additional promissory notes issued to sellers of CPR Therapies; stated interest rate of 8%; principal payments due monthly through January 31, 2007	59	411

Promissory note issued to sellers of Cornerstone Rehabilitation; stated interest rate of 6%	—	1,876

Promissory note issued to sellers of Solara Hospital; stated interest rate of 7.5%; principal balance due on May 31, 2008	3,000	—

Promissory note issued to sellers of MeadowBrook; stated interest rate of 6%; principal payments due in semi-annual installments with the final payment due on August 1, 2008	4,000	5,000
	120,559	7,467
Less: current portion	(5,559)	(3,408)
	$115,000	$4,059

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

The Company’s long-term debt is scheduled to mature as follows (amounts in thousands):

2007	$5,559
2008	6,000
2009	—
2010	—
2011	109,000
Total	$120,559

Interest paid for 2006, 2005 and 2004 was $5.2 million, $0.9 million and $0.7 million, respectively. Included in the interest paid amounts are commitment fees on the unused portion of the revolving credit facility of $0.2 million, $0.3 million and $0.3 million for 2006, 2005 and 2004, respectively.

(9)	Stockholders’ Equity

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

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

(10)	Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

Year Ended December 31,
2006	2005	2004
(in thousands, except per share data)

Numerator:
Numerator for basic and diluted earnings per share –
net earnings (loss)	$7,280	$(16,982)	$23,181

Denominator:
Denominator for basic earnings (loss) per share –
weighted-average shares outstanding	17,008	16,751	16,292
Effect of dilutive securities:
stock options	235	—	543
Denominator for diluted earnings (loss) per share –
adjusted weighted-average shares and assumed
conversions	17,243	16,751	16,835

Basic earnings (loss) per share	$0.43	$(1.01)	$1.42

Diluted earnings (loss) per share	$0.42	$(1.01)	$1.38

For fiscal 2005, due to the Company’s net loss position, all 2.3 million outstanding options were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive.

(11)	Employee Benefits

The Company has an Employee Savings Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. Effective June 1, 2004, the Company changed the plan eligibility requirements to allow all employees who are at least 21 years of age to immediately participate in the plan. Prior to June 1, 2004, employees who had attained the age of 21 and completed 12 consecutive months of employment with a minimum of 1,000 hours worked were eligible to participate in the plan. Each participant may contribute from 2% to 20% of his or her annual compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is nondiscriminatory. Contributions made by the Company to the Employee Savings Plan are at rates of up to 50% of the first 4% of employee contributions. Expense in connection with the Employee Savings Plan for 2006, 2005 and 2004 totaled $2.7 million, $2.3 million and $1.5 million, respectively.

The Company maintains nonqualified deferred compensation plans for certain employees. Due to changes in the Internal Revenue Code impacting deferred compensation arrangements, the Company froze its existing plan, which became ineligible to receive future deferrals, on December 31, 2004. To ensure compliance with Internal Revenue Code section 409A, a new plan was developed and implemented on July 1, 2005. Under the new plan, participants may defer up to 70% of their base salary and up to 70% of their cash incentive compensation. Amounts for both plans are held by a trust in designated investments and remain the property of the Company until distribution. At December

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

31, 2006 and 2005, $4.4 million and $4.0 million, respectively, were payable under the nonqualified deferred compensation plan and approximated the value of the trust assets owned by the Company.

In connection with the acquisition of Symphony on July 1, 2006, the Company added the Symphony Health Services 401(k) Plan to its portfolio of employee benefit plans. Symphony employees become eligible for the plan on the first day of the month following the completion of 90 days of employment and the attainment of 21 years of age. Participants are allowed to contribute between 1% and 50% of salary up to the maximum amount allowed by law. The Company makes discretionary matching contributions, ranging from 5% of the first 6% of employee contributions up to 25% of the first 6% of employee contributions, for participants still employed on December 31 of a given year. The matching percentage is based on the number of paid hours worked by the participant during the calendar year. For the period from July 1, 2006 to December 31, 2006, the Company recognized approximately $130,000 of expense for discretionary matching contributions to the Symphony Health Services 401(k) Plan. Effective December 31, 2006, the Symphony Health Services 401(k) plan was frozen from receiving additional contributions. The Company plans to merge the Symphony plan into the Company’s Employee Savings Plan during April 2007.

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

The Company is obligated under non-cancelable operating leases for the facilities that support its freestanding hospitals, administrative functions and other operations. Future minimum lease payments at December 31, 2006 for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (amounts in thousands):

2007	$8,709
2008	10,009
2009	9,603
2010	8,574
2011	8,085
Thereafter	70,884
Total	$115,864

Rent expense for 2006, 2005 and 2004 was approximately $10.1 million, $5.2 million and $2.9 million, respectively. As of December 31, 2006, the Company expected to receive future minimum rentals under noncancelable subleases of approximately $3.9 million.

As part of a 2003 agreement with Signature HealthCare Foundation (“Signature”) the Company extended a $2.0 million line of credit to Signature. At December 31, 2006, Signature had

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

drawn approximately $1.4 million against this line of credit. On December 31, 2006, approximately $1.0 million of the balance outstanding was converted into a five-year term note requiring 60 equal monthly principal payments until the balance is paid in full. The Company believes it is probable that Signature will be unable to pay all amounts due according to the contractual terms of the term note. In fact, Signature defaulted on the first principal payment that was due in January 2007. While Signature is unable to meet the contractual terms of the $1.0 million term note, Signature currently has a plan in place that should enable it to eventually pay the entire principal balance due plus accrued interest. Based on this analysis, the Company did not recognize an impairment loss in 2006. The terms of the $1.0 million term note will likely be modified in 2007. The Company will continue to monitor the valuation of its notes receivable from Signature and will update its analysis as circumstances warrant. The Company’s December 31, 2006 balance sheet includes accrued interest receivable from Signature for the last three months of the year totaling approximately $21,000.

In 2005, the Company entered into an agreement with Northwest Texas Healthcare Systems, Inc. (“Northwest Texas”) whereby the Company granted Northwest Texas an option to purchase up to a 49% interest in the RehabCare subsidiary that operates a freestanding rehabilitation hospital in Amarillo, Texas. If the option is exercised within the first 12 months that the hospital is operational, then the price to be paid by Northwest Texas pursuant to the option is proportional to the amount RehabCare contributed to the subsidiary. Otherwise, the price to be paid is fair market value as determined by an independent appraiser. In exchange for granting the option, the Company obtained a license to use certain Northwest Texas trademarks in the operation of the hospital.

(13)	Income Taxes

Income tax expense (benefit) consist of the following:

Year Ended December 31,
2006	2005	2004
(in thousands)

Federal – current	$6,217	14,715	$10,199
Federal – deferred	(964)	(3,191)	4,390
State	336	1,821	2,460
	$5,589	$13,345	$17,049

A reconciliation between expected income taxes, computed by applying the statutory Federal income tax rate of 35% to earnings before income taxes, and actual income tax is as follows:

Year Ended December 31,
2006	2005	2004
(in thousands)

Expected income taxes	$5,556	$11,533	$14,336
Tax effect of interest income from municipal bond obligations exempt from federal taxation	(72)	(201)	(121)
State income taxes, net of federal income tax benefit	83	1,184	1,599
Nondeductible goodwill related to net assets held for sale	—	—	1,098
Other, net	22	829	137
	$5,589	$13,345	$17,049

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$3,668	$2,743
Accrued insurance, vacation, bonus and deferred compensation	11,505	10,111
Capital loss carryforward/undistributed losses of InteliStaf	15,460	14,369
Stock based compensation	656	—
Other	2,262	3,584
Total gross deferred tax assets	33,551	30,807
Valuation allowance	(15,814)	(14,723)
Net deferred tax assets	17,737	16,084

Deferred tax liabilities:
Acquired goodwill and intangibles	6,012	4,079
Depreciation and amortization	2,693	3,774
Other	1,782	893
Total deferred tax liabilities	10,487	8,746
Net deferred tax asset	$7,250	$7,338

The Company is required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon all of the available information, management has concluded that a valuation allowance is needed for the deferred tax assets resulting from a $15.5 million capital loss carryforward related to the abandonment of the Company’s investment in InteliStaf and certain other capital loss carryforwards. The $15.5 million capital loss carryforward expires in 2011. For all other deferred tax assets, management has concluded that it is more likely than not that the deferred tax assets will be realized in the future.

Income taxes paid by the Company for 2006, 2005 and 2004 were $2.4 million, $15.7 million and $5.6 million, respectively.

(14)	Sale of Business

On February 2, 2004, the Company consummated a transaction with InteliStaf Holdings, Inc. (“InteliStaf”) pursuant to which InteliStaf acquired all of the outstanding common stock of the Company’s StarMed staffing business in exchange for approximately 25% of the common stock of InteliStaf on a fully diluted basis. Upon consummating the sale, the Company recorded a gain of $485,000 as a result of adjusting the estimated costs to sell for then current information, recording a liability for the estimated fair value of the indemnification provided to InteliStaf in accordance with the sale agreement and as a result of changes in the underlying asset and liability balances between December 31, 2003 and February 2, 2004.

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

As part of the sale agreement, the Company indemnified InteliStaf from certain obligations and liabilities, whether known or unknown, which arose out of the operation of StarMed prior to February 2, 2004. The Company accrued approximately $1.1 million for this indemnification liability on the date of sale. This liability was fully utilized in 2005. The Company is not aware of any outstanding claims related to the indemnification agreement other than certain professional liability claims. As discussed in Note 1, the Company maintains a separate accrual for all professional liability claims, including claims that arose out of the operation of StarMed prior to February 2, 2004.

(15)	Investments in Unconsolidated Affiliates

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

On March 3, 2006, the Company elected to abandon its interest in InteliStaf. This decision was made for a variety of business reasons including InteliStaf’s continuing poor operating performance, the disproportionate percentage of Company management time and effort that was being devoted to this non-core business and an expected income tax benefit to be derived from the abandonment. In the first quarter of 2006, the Company wrote off the $2.8 million remaining carrying value of its investment in InteliStaf. This write-off was recorded as part of equity in net loss of affiliates on the accompanying consolidated statement of earnings for the year ended December 31, 2006.

The following is a summary of InteliStaf’s financial position as of December 31, 2005 and its results of operations for the periods from February 2, 2004 to February 28, 2006 (1) (dollars in thousands):

December 31,
2005
Current assets	$41,668
Noncurrent assets	72,054
Total assets	$113,722

Current liabilities	$29,304
Noncurrent liabilities	39,010
Total liabilities	$68,314

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

	January 1 to	Year Ended	February 2 to
	February 28,	December 31,	December 31,
	2006(1)	2005	2004
	(unaudited)
Net operating revenues	$43,113	$274,215	$287,041
Operating loss	(727)	(34,709)	(1,147)
Net loss	(1,465)	(41,324)	(2,921)

(1)

The Company abandoned its shares in InteliStaf on March 3, 2006. Financial statements as of that date were not readily available. Accordingly, the Company has presented financial information through February 28, 2006. The Company does not believe that financial information for InteliStaf through March 3, 2006 would be materially different than the information reported above.

In January 2005, the Company paid $3.6 million for a 40% equity interest in Howard Regional Specialty Care, LLC (“Howard Regional”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana. The Company uses the equity method to account for its investment in Howard Regional. The value of the Company’s investment in Howard Regional at the transaction date exceeded its share of the book value of Howard Regional’s stockholders’ equity by approximately $3.5 million. This excess is being accounted for as equity method goodwill. The carrying value of the Company’s investment in Howard Regional was $3.3 million and $3.5 million at December 31, 2006 and 2005, respectively.

(16)	Restructuring Costs

As reported in Note 14, the Company sold its StarMed staffing division to InteliStaf on February 2, 2004. In connection with this sale, the Company initiated a series of restructuring activities to reduce the cost of corporate overhead that had previously been absorbed by the staffing division.

All restructuring activities were completed by December 31, 2005 except for the payment of lease exit costs related to office space that the Company ceased using in 2004. However, in June 2006, as a result of increased corporate headquarters staffing to support recent acquisitions, the Company made the decision to begin using the office space again. As a result, the Company reversed the remaining restructuring reserve of $191,000 to income in 2006. The following table summarizes the activity through December 31, 2006 with respect to the Company’s restructuring reserve:

Balance at December 31, 2005	$265
Payment of lease exist costs	(74)
Reversal of remaining restructuring reserve	(191)
Balance at December 31, 2006	$—

(17)	Related Party Transactions

The Company’s hospital rehabilitation services division recognized operating revenues for services provided to Howard Regional, the Company’s 40% owned equity method investment, of approximately $2.6 million and $2.1 million for the years ended December 31, 2006 and 2005,

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

respectively. The Company’s accounts receivable at December 31, 2006 and 2005 include approximately $0.6 million and $0.2 million, respectively, which was due from Howard Regional.

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $392,000, $560,000 and $190,000 for the years ended December 31, 2006 and 2005 and the period from May 3, 2004 to December 31, 2004, respectively. 55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short. The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business. On September 1, 2006, the Company and 55JS entered into a non-continuous aircraft dry lease agreement. The agreement, which supersedes a prior agreement between the parties, was filed in its entirety as an exhibit to the Company’s Current Report on Form 8-K filed on September 7, 2006.

(18)	Industry Segment Information

Before acquiring Symphony, the Company operated in the following three business segments, which were managed separately based on fundamental differences in operations: program management services, freestanding hospitals and healthcare management consulting. Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and contract therapy programs. On July 1, 2006, the Company acquired Symphony, which was a leading provider of contract therapy program management services. Symphony also operated a therapist and nurse staffing business as well as a healthcare management consulting business. With the acquisition of Symphony, the Company created a new segment: other healthcare services, which includes the Company’s preexisting healthcare management consulting business together with Symphony’s staffing and consulting businesses. Virtually all of the Company’s services are provided in the United States. Summarized information about the Company’s operations in each industry segment is as follows (in thousands of dollars):

	Operating Revenues			Operating Earnings (Loss)
	2006	2005	2004	2006	2005	2004
Program management:
Contract therapy	$331,603	$232,193	$171,339	$(2,567)	$12,661	$10,208
Hospital rehabilitation services	179,798	189,832	190,731	23,661	22,538	33,065
Program management total	511,401	422,025	362,070	21,094	35,199	43,273
Freestanding hospitals	77,101	21,706	—	643	(654)	—
Healthcare staffing	—	—	16,727	—	—	(78)
Other healthcare services	26,859	10,891	5,367	1,400	(58)	224
Less intercompany revenues (1)	(568)	(356)	(318)	N/A	N/A	N/A
Unallocated asset impairment (2)	N/A	N/A	N/A	(2,351)	—	—
Unallocated corporate expenses (3)	N/A	N/A	N/A	(22)	(1,220)	—
Restructuring charge	N/A	N/A	N/A	191	—	(1,615)
Total	$614,793	$454,266	$383,846	$20,955	$33,267	$41,804

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

	Depreciation and Amortization			Capital Expenditures
	2006	2005	2004	2006	2005	2004
Program management:
Contract therapy	$6,661	$4,190	$3,218	$4,675	$4,545	$3,405
Hospital rehabilitation services	4,740	5,631	5,314	1,403	4,019	3,696
Program management total	11,401	9,821	8,532	6,078	8,564	7,101
Freestanding hospitals	2,844	793	—	8,686	4,688	—
Healthcare staffing	—	—	—	—	—	—
Other healthcare services	292	41	24	90	49	41
Total	$14,537	$10,655	$8,556	$14,854	$13,301	$7,142

	Total Assets			Unamortized Goodwill
	as of December 31,			as of December 31,
	2006	2005	2004	2006	2005	2004
Program management:
Contract therapy	$189,338	$81,712	$71,923	$65,911	$21,795	$21,321
Hospital rehabilitation services	110,800	129,408	160,240	39,715	39,669	42,875
Program management total	300,138	211,120	232,163	105,626	61,464	64,196
Freestanding hospitals (4)	92,681	52,381	—	45,227	29,352	—
Healthcare staffing	—	—	—	—	—	—
Other healthcare services	35,477	6,600	6,234	16,587	4,144	4,144
Corporate – investment in InteliStaf	—	2,824	39,269	N/A	N/A	N/A
Total	$428,296	$272,925	$277,666	$167,440	$94,960	$68,340

(1)	Intercompany revenues represent sales of services, at market rates, between the Company’s operating segments.

(2)

Represents an impairment charge associated with the abandonment of a fixed asset that was never placed in service. This fixed asset relates to an internal software development project. See Note 5 for additional information.

(3)	Represents certain expenses associated with the StarMed staffing business, which was sold on February 2, 2004.

(4)	Freestanding hospital total assets include the carrying value of the Company’s investment in Howard Regional.

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

(19)       Quarterly Financial Information (Unaudited)

	Quarter Ended
2006	December 31	September 30	June 30	March 31
	(in thousands, except per share data)

Operating revenues	$182,247	$183,162	$127,666	$121,718
Operating earnings	4,704	6,326	6,056	3,869
Earnings before income taxes, equity in net loss of affiliates and minority interests	2,294	3,902	5,916	3,762
Net earnings (loss)	2,063	2,302	3,480	(565)
Net earnings (loss) per common share:
Basic	0.12	0.13	0.21	(0.03)
Diluted	0.12	0.13	0.20	(0.03)

	Quarter Ended
2005	December 31	September 30	June 30	March 31
	(in thousands, except per share data)

Operating revenues	$123,438	$120,044	$108,353	$102,431
Operating earnings	3,536	10,918	9,807	9,006
Earnings before income taxes and equity in net loss of affiliates	3,440	10,806	9,727	8,978
Net earnings (loss)	(31,780)	4,407	5,489	4,902
Net earnings (loss) per common share:
Basic	(1.89)	0.26	0.33	0.29
Diluted	(1.89)	0.26	0.32	0.29

(20)	Contingencies

In April 2005, the Office of Inspector General, U.S. Department of Health and Human Services, issued a subpoena duces tecum with respect to an investigation of the Company’s billing and business practices relative to operations within skilled nursing and long-term care facilities in New Jersey. The Company cooperated with the government and turned over information in response to the subpoena. By letter dated October 30, 2006, the Company was advised that the government has closed its investigation and will not be taking any further action relative to the matters covered by the subpoena.

In July 2003, the former medical director and a former physical therapist at an acute rehabilitation unit that the Company previously operated filed a civil action against the Company and its former client hospital, Baxter County Regional Hospital, in the United States District Court for the Eastern District of Arkansas. The relator/plaintiffs seek back pay, civil penalties, treble damages and special damages from the Company and Baxter under the qui tam and whistleblower provisions of the False Claims Act. The United States Department of Justice, after investigating the allegations, declined to intervene. The Company aggressively defended the case. On January 29, 2007, the court entered an order granting the Company’s motion for summary judgment and ordering the case to be dismissed. The court’s order cannot be appealed.

REHABCARE GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2006, 2005 and 2004

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

(21)	Subsequent Event

Effective June 1, 2006, the Company purchased substantially all of the assets of Solara Hospital of New Orleans (“Solara Hospital”) for approximately $19.5 million. Solara Hospital is one of only 19 long-term acute care hospitals (LTACHs) that are exempt from a Centers for Medicare and Medicaid Services (“CMS”) regulation that limits Medicare referrals from the host hospital to 25% of total Medicare admissions. This regulation is known as the “25% Rule.” On January 25, 2007, CMS issued a proposed new rule that would extend the 25% Rule to all LTACHs, including the 19 hospitals that are currently exempt from this rule.

As part of the purchase price allocation for Solara Hospital, the Company recorded the Hospital’s exemption from the 25% Rule (“Medicare exemption”) at its estimated fair value of $5,360,000. This intangible asset currently has an indefinite useful life. Under Statement No. 142, intangible assets with indefinite lives are not amortized to expense, but instead tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual impairment test of the Medicare exemption as of December 31, 2006. This test consisted of a comparison of the fair value of the asset with its carrying value. In estimating the fair value of the intangible asset, the Company considered the likelihood of possible outcomes that existed at the balance sheet date. Consequently, the Company did not take CMS’s proposed new rule into consideration since it was issued after December 31, 2006. Based on this impairment test, the Company concluded that the intangible asset was not impaired as of December 31, 2006.

CMS’s proposed new rule to extend the 25% Rule to all LTACHs would be effective for cost report years beginning July 1, 2007. The proposed rule is subject to a 60-day public comment period. As a result of the proposed rule, the Company could be required to write off some or all its carrying value of the Medicare exemption of $5,360,000 during 2007. If the Company concludes the intangible asset no longer has an indefinite useful life, any balance not written off would be amortized over the estimated remaining life of the asset.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2006 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, our management has concluded that our internal control over financial reporting as of December 31, 2006 is effective.

In its evaluation of our internal control over financial reporting, management has excluded the recent acquisitions of Symphony Health Services, LLC (revenues of $102.4 million), Solara Hospital of New Orleans (revenues of $9.7 million) and Memorial Rehabilitation Hospital in Midland (revenues of $3.2 million) which were all acquired in purchase acquisitions during the past year.

Our independent registered public accounting firm, KPMG LLP, has audited management’s evaluation of the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

RehabCare Group, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that RehabCare Group, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that RehabCare Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, RehabCare Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Symphony Health Services, LLC (“Symphony”), Solara Hospital of New Orleans (“Solara”) and Memorial Rehabilitation Hospital (“Memorial”) during 2006, and management excluded from its assessment of the effectiveness of RehabCare Group, Inc.’s internal control over financial reporting as of December 31, 2006 internal control over financial reporting of Symphony (revenues of $102.4 million), Solara (revenues of $9.7 million) and Memorial (revenues of $3.2 million) included in the consolidated financial statements of the Company as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of RehabCare Group, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Symphony, Solara and Memorial.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RehabCare Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report, which makes reference to our reliance on the report of other auditors as it relates to the 2005 amounts included for InteliStaf Holdings, Inc. and subsidiaries, dated March 13, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri

March 13, 2007

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after the Company’s fiscal year end of December 31, 2006 (the "Proxy Statement") and is incorporated herein by reference:

•	Information regarding directors who are standing for reelection and any persons nominated to become directors is set forth under the caption "Election of Directors."

•	Information regarding the Company’s audit committee and designated "audit committee financial experts" is set forth under the caption "Audit Committee."

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available through the Company’s web site at www.rehabcare.com.

The following table sets forth the name, age and position of each of our executive officers as of December 31, 2006. There is no family relationship between any of the following individuals.

Name	Age	Position
John H. Short, Ph.D.	62	President and Chief Executive Officer
Jay W. Shreiner	56	Senior Vice President, Chief Financial Officer
Tom E. Davis	57	Executive Vice President and Chief Development Officer
David B. Groce	47	Senior Vice President, General Counsel and Secretary
Patricia M. Henry	54	Executive Vice President, Operations
Jeff A. Zadoks	41	Vice President, Chief Accounting Officer

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

Jay W. Shreiner has been Senior Vice President and Chief Financial Officer of the Company since joining the Company in March 2006. Prior to joining the Company, Mr. Shreiner was CFO for several private companies within Austin Ventures’ portfolio of companies.

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

Patricia M. Henry has been Executive Vice President, Operations since September 2004, having served most recently as President of our contract therapy division since November 2001. Ms. Henry joined the Company in October 1998.

Jeff A. Zadoks has been Vice President and Chief Accounting Officer since February 2006. Mr. Zadoks has also served as Corporate Controller since joining the Company in December 2003. Prior to joining the Company, Mr. Zadoks was Corporate Controller of MEMC Electronic Materials, Inc.

Section 303A.12(a) of the NYSE Listed Company Manual requires the chief executive officer (“CEO”) of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE’s corporate governance rules. The CEO of RehabCare submitted the required certification without qualification to the NYSE on May 19, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is included in our Proxy Statement under the caption “Discussion of 2006 Executive Compensation Program” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is included in our Proxy Statement under the captions “Voting Securities and Principal Holders Thereof” and “Security Ownership by Management” and is incorporated herein by reference.

The following table provides information as of fiscal year ended December 31, 2006 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,890,464	$21.31	985,590	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	1,890,464	$21.31	985,590

(1)

Represent the number of shares of common stock available for future issuance under the Company’s 2006 Equity Incentive Plan. Permissible awards under the Company’s plan include stock options, stock appreciation rights, restricted stock, stock units and other equity-based awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s hospital rehabilitation services division recognized operating revenues for services provided to Howard Regional, the Company’s 40% owned equity method investment, of approximately $2.6 million and $2.1 million for the years ended December 31, 2006 and 2005, respectively. The Company’s accounts receivable at December 31, 2006 and 2005 include approximately $0.6 million and $0.2 million, respectively, which was due from Howard Regional.

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $392,000, $560,000 and $190,000 for the years ended December 31, 2006 and 2005 and the period from May 3, 2004 to December 31, 2004, respectively. 55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short. The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business. On September 1, 2006, the Company and 55JS entered into a non-continuous aircraft dry lease agreement. The agreement, which supersedes a prior agreement between the parties, was filed in its entirety as an exhibit to the Company’s Current Report on Form 8-K filed on September 7, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is included in our Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Earnings for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

As required by Rule 3-09 of Regulation S-X, the audited consolidated financial statements of InteliStaf Holdings, Inc. for the year ended December 31, 2005 were filed as Exhibit 99.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(3)	Exhibits:

See Exhibit Index on page 82 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2007

REHABCARE GROUP, INC. (Registrant)

By:	/s/ JOHN H. SHORT
John H. Short
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Dated

/s/ JOHN H. SHORT	President, Chief Executive	March 13, 2007
John H. Short	Officer and Director
(Principal Executive Officer)

/s/ JAY W. SHREINER	Senior Vice President and	March 13, 2007
Jay W. Shreiner	Chief Financial Officer
(Principal Financial Officer)

/s/ JEFF A. ZADOKS	Vice President and	March 13, 2007
Jeff A. Zadoks	Chief Accounting Officer
(Principal Accounting Officer)

/s/ ANTHONY S. PISZEL	Director	March 13, 2007
Anthony S. Piszel

/s/ SUZAN L. RAYNER	Director	March 13, 2007
Suzan L. Rayner

/s/ HARRY E. RICH	Director	March 13, 2007
Harry E. Rich

/s/ LARRY WARREN	Director	March 13, 2007
Larry Warren

/s/ COLLEEN CONWAY-WELCH	Director	March 13, 2007
Colleen Conway-Welch

/s/ THEODORE M. WIGHT	Director	March 13, 2007
Theodore M. Wight

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference)

3.2

Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1995 and incorporated herein by reference)

3.3	Amended and Restated Bylaws (filed as Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated May 5, 2006 and incorporated herein by reference)

4.1

Rights Agreement, dated August 28, 2002, by and between the Registrant and Computershare Trust Company, Inc. (filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed September 5, 2002 and incorporated herein by reference)

10.1

1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference) *

10.2

Form of Stock Option Agreement for 1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference) *

10.3

Termination Compensation Agreement, dated March 10, 2006 by and between RehabCare Group, Inc. and John H. Short, Ph.D. (filed as Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference) *

10.4

Form of Termination Compensation Agreement dated March 10, 2006 by and between RehabCare Group, Inc. and either Tom E. Davis or Patricia M. Henry (filed as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference) *

10.5

Termination Compensation Agreement dated March 29, 2006 by and between RehabCare Group, Inc. and Jay W. Shreiner (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated March 30, 2006 and incorporated herein by reference) *

10.6

Form of Termination Compensation Agreement dated March 10, 2006 by and between RehabCare Group, Inc. and other executive officers who are not named executive officers in the Registrant’s proxy statement for the 2006 annual meeting of stockholders (filed as Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference) *

10.7	RehabCare Executive Deferred Compensation Plan (filed as Exhibit 10.12 to the Registrant’s Report on Form 10-K, dated May 27, 1994 and incorporated herein by reference) *

10.8	RehabCare Executive Deferred Compensation Plan effective July 1, 2005 *

10.9	RehabCare Directors’ Stock Option Plan (filed as Appendix A to Registrant’s definitive Proxy Statement for the 1994 Annual Meeting of Stockholders and incorporated herein by reference) *

10.10

Second Amended and Restated 1996 Long-Term Performance Plan (filed as Appendix B to Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and incorporated herein by reference) *

10.11

Form of Stock Option Agreement for the Second Amended and Restated 1996 Long-Term Performance Plan (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference) *

10.12

Form of Restricted Stock Agreement for the Second Amended and Restated 1996 Long-Term Performance Plan (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference) *

10.13	RehabCare Group, Inc. 2006 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and incorporated herein by reference) *

10.14

Amended and Restated Credit Agreement, dated June 16, 2006, by and among RehabCare Group, Inc., as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, and Bank of America, N.A., U.S. Bank National Association, Harris Trust, N.A., National City Bank, Comerica Bank, SunTrust Bank, and General Electric Capital Corporation as participating banks in the lending group (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2006 and incorporated herein by reference)

10.15

Pledge Agreement, dated as of June 16, 2006, by and among RehabCare Group, Inc. and Subsidiaries, as pledgors, and Bank of America, N.A., as Collateral Agent (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 16, 2006 and incorporated herein by reference)

10.16

Security Agreement, dated as of October 12, 2004, by and among RehabCare Group, Inc. and Subsidiaries, as grantors, and Bank of America, N.A., as Collateral Agent (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 16, 2006 and incorporated herein by reference)

10.17

Non-Continuous Aircraft Dry Lease Agreement by and between 55JS Limited, Co. and RehabCare Group, Inc. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 7, 2006 and incorporate herein by reference)

10.18

Asset Purchase Agreement dated June 8, 2005 by and among RehabCare Group East, Inc., a wholly owned subsidiary of Registrant, MeadowBrook HealthCare, Inc., MeadowBrook Specialty Hospital of Tulsa LLC, Lafayette Rehab Associate Limited Partnership, Clear Lake Rehabilitation Hospital, Inc. and South Dade Rehab Associates Limited Partnership (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 4, 2005 and incorporated herein by reference)

10.19

Purchase and Sale Agreement, dated May 3, 2006, by and among LUK-Symphony Management, LLC, Symphony Health Services, LLC and RehabCare Group, Inc. (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 8, 2006 and incorporated herein by reference)

13.1	Those portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2006 included in response to Items 5 and 6 of this Annual Report on Form 10-K

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification by Chief Executive Officer in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________

*	Management contract or compensatory plan or arrangement.