Form 10-Q
period 2007-03-31
REHABCARE GROUP INC
filed 2007-05-07
CIK 812191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007
Common Stock, par value $.01 per share	17,469,622 (a)

(a) Includes 303,380 shares of unvested restricted stock.

REHABCARE GROUP, INC.

PART 1. – FINANCIAL INFORMATION

Item 1. – Condensed Consolidated Financial Statements

REHABCARE GROUP, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	March 31,	December 31,
	2007	2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,265	$9,430
Accounts receivable, net of allowance for doubtful accounts of $16,219 and $14,355, respectively	149,807	153,688
Deferred tax assets	20,518	6,065
Income taxes receivable	108	141
Other current assets	8,576	8,791
Total current assets	188,274	178,115
Marketable securities, trading	4,001	4,410
Property and equipment, net	29,958	31,833
Goodwill	167,547	167,440
Intangible assets, net	35,906	36,950
Investment in unconsolidated affiliate	4,451	3,295
Deferred tax assets	—	1,185
Other	4,968	5,068
Total assets	$435,105	$428,296

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,000	$5,559
Accounts payable	6,029	9,755
Accrued salaries and wages	49,986	50,525
Accrued expenses	27,593	26,294
Total current liabilities	87,608	92,133
Long-term debt, less current portion	109,500	115,000
Deferred compensation	4,211	4,432
Deferred tax liabilities	5,505	—
Other	396	5,866
Total liabilities	207,220	217,431
Minority interests	74	86
Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 21,146,640 shares and 21,131,640 shares as of March 31, 2007 and December 31, 2006, respectively	211	211
Additional paid-in capital	134,635	134,040
Retained earnings	147,669	131,232
Less common stock held in treasury at cost; 4,002,898 shares as of March 31, 2007 and December 31, 2006	(54,704)	(54,704)
Total stockholders’ equity	227,811	210,779
Total liabilities and stockholders’ equity	$435,105	$428,296

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Operating revenues	$184,010	$121,718
Costs and expenses:
Operating	152,222	97,240
Selling, general and administrative:
Divisions	11,665	9,156
Corporate	10,277	8,549
Depreciation and amortization	4,312	2,904
Total costs and expenses	178,476	117,849

Operating earnings	5,534	3,869

Interest income	29	195
Interest expense	(2,319)	(263)
Other income (expense)	2	(39)

Earnings before income taxes, equity in net loss of affiliates and minority interests	3,246	3,762

Income taxes	(1,298)	(1,486)
Equity in net income (loss) of affiliates	37	(2,841)
Minority interests	12	—

Net earnings (loss)	$1,997	$(565)

Earnings (loss) per common share:
Basic	$0.12	$(0.03)
Diluted	$0.12	$(0.03)

Weighted-average number of common shares outstanding:
Basic	17,139	16,837
Diluted	17,332	16,837

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; amounts in thousands)

	Three Months Ended,
	March 31,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$1,997	$(565)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	4,312	2,904
Provision for doubtful accounts	2,730	1,091
Equity in net (income) loss of affiliates	(37)	2,841
Minority interests	(12)	—
Stock-based compensation expense	446	549
Income tax benefits from share-based payments	72	82
Excess tax benefits from share-based payments	(44)	(81)
(Gain) loss on disposal of property and equipment	(2)	39
Changes in assets and liabilities:
Accounts receivable, net	1,226	(5,897)
Other current assets	215	180
Other assets	36	81
Accounts payable	(3,678)	484
Accrued salaries and wages	(539)	(700)
Income taxes payable and deferred taxes	1,212	(1,349)
Accrued expenses	1,164	433
Deferred compensation	(310)	157
Net cash provided by operating activities	8,788	249

Cash flows from investing activities:
Additions to property and equipment	(1,257)	(2,977)
Purchase of marketable securities	(63)	(36)
Proceeds from sale/maturities of marketable securities	561	4
Investment in unconsolidated affiliate	(1,119)	—
Purchase of businesses, net of cash acquired	(1)	(231)
Other, net	(164)	(107)
Net cash used in investing activities	(2,043)	(3,347)

Cash flows from financing activities:
Net change in revolving credit facility	(6,500)	—
Principal payments on long-term debt	(559)	(1,032)
Exercise of stock options	105	103
Excess tax benefits from share-based payments	44	81
Net cash used in financing activities	(6,910)	(848)

Net decrease in cash and cash equivalents	(165)	(3,946)
Cash and cash equivalents at beginning of period	9,430	28,103
Cash and cash equivalents at end of period	$9,265	$24,157

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Three Month Periods Ended March 31, 2007 and 2006

(Unaudited)

(1)	Basis of Presentation

The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly and majority owned affiliates. The Company accounts for its investments in less than 50% owned affiliates using the equity method. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts may have been reclassified to conform to current year presentation. Effective July 1, 2006, the Company acquired all of the outstanding limited liability company membership interests of Symphony Health Services, LLC (“Symphony”). Symphony’s results of operations have been included in the Company’s financial statements prospectively beginning on July 1, 2006.

The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Reference is made to the Company’s audited consolidated financial statements and the related notes as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of the Company’s accounting policies.

(2)	Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s 2006 Annual Report on Form 10-K, filed on March 14, 2007.

(3)	Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment” (“Statement 123R”), on January 1, 2006. Statement 123R requires the recognition of compensation expense for all share-based compensation awarded to employees, net of estimated forfeitures, using a fair-value-based method. Under Statement 123R, the grant-date fair value of each award is amortized to expense over the award’s vesting period. Compensation expense associated with share-based awards is included in corporate selling, general and administrative expense in the accompanying consolidated statements of earnings. Total pre-tax compensation expense and its related income tax benefit were as follows (in thousands of dollars):

	Three Months Ended,
	March 31,
	2007	2006

Share-based compensation expense	$446	$549
Income tax benefit	172	212

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The Company has various incentive plans that provide long-term incentive and retention awards. These awards include stock options and restricted stock awards. At March 31, 2007, a total of 761,270 shares were available for future issuance under the plans.

Stock Options

No stock options were granted during the three months ended March 31, 2007. As of March 31, 2007, there was approximately $0.6 million of unrecognized compensation cost related to nonvested options. Such cost is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Awards

In 2006, the Company began issuing restricted stock awards to attract and retain key Company executives. At the end of a three-year restriction period, the awards will vest and be transferred to the participant provided that the participant has been an employee of the Company continuously throughout the restriction period. In the first quarter of 2007, the Company also began issuing restricted stock awards to its nonemployee directors and such awards vest in equal tranches over the first four quarters following the date of grant.

The Company’s restricted stock awards have been classified as equity awards under Statement 123R. In general, the Company will receive a tax deduction for each restricted stock award on the vesting date equal to the fair market value of the restricted stock on the vesting date.

A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2007 and changes during the three-month period ended March 31, 2007 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at December 31, 2006	87,750	$18.33
Granted	224,320	15.00
Vested	—	—
Forfeited	(1,190)	18.87
Nonvested at March 31, 2007	310,880	$15.92

As of March 31, 2007, there was approximately $4.3 million of unrecognized compensation cost related to nonvested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 2.5 years.

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

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Numerator for basic and diluted earnings per share –
net earnings (loss)	$1,997	$(565)

Denominator:
Denominator for basic earnings per share –
weighted-average shares outstanding	17,139	16,837

Effect of dilutive securities:
stock options and restricted stock awards	193	—

Denominator for diluted earnings per share –
adjusted weighted-average shares	17,332	16,837

Basic earnings (loss) per share	$0.12	$(0.03)
Diluted earnings (loss) per share	$0.12	$(0.03)

For the three months ended March 31, 2007, outstanding stock options totaling approximately 1.4 million potential shares were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the three months ended March 31, 2006, due to the Company’s net loss position, all outstanding options and unvested restricted stock awards totaling approximately 2.5 million potential shares were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

(5)	Comprehensive Income

Comprehensive income consisted only of net income in the three months ended March 31, 2007 and 2006.

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

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

On March 3, 2006, the Company elected to abandon its interest in InteliStaf. This decision was made for a variety of business reasons including InteliStaf’s continuing poor operating performance, the disproportionate percentage of Company management time and effort that was being devoted to this non-core business and an expected income tax benefit to be derived from the abandonment. In the first quarter of 2006, the Company wrote off the $2.8 million remaining carrying value of its investment in InteliStaf. This write-off was recorded as part of equity in net loss of affiliates on the accompanying unaudited condensed consolidated statement of earnings for the three months ended March 31, 2006.

In January 2005, the Company paid $3.6 million for a 40% equity interest in Howard Regional Specialty Care, LLC (“HRSC”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana. The Company uses the equity method to account for its investment in HRSC. The value of the Company’s investment in HRSC at the transaction date exceeded its share of the book value of HRSC’s stockholders’ equity by approximately $3.5 million. This excess is being accounted for as equity method goodwill. In February 2007, the Company invested an additional $1.1 million of cash in HRSC, and the majority owner invested an additional $1.7 million. HRSC used these funds to meet its working capital needs and to acquire an outpatient rehabilitation business in Kokomo. The carrying value of the Company’s investment in HRSC was $4.5 million and $3.3 million at March 31, 2007 and December 31, 2006, respectively.

(7)	Business Combinations

Effective July 1, 2006, the Company acquired all of the outstanding limited liability company membership interests of Symphony Health Services, LLC (“Symphony”) at a cost of approximately $109.9 million, which includes costs of executing the transaction and an adjustment based on acquired working capital levels. RehabCare funded the purchase with cash on hand and borrowings drawn from its revolving line of credit.

Symphony’s results of operations have been included in the Company’s financial statements prospectively beginning on July 1, 2006. The following pro forma information assumes the Symphony acquisition had occurred on January 1, 2006. Such results have been prepared by adjusting the historical Company results to include Symphony’s results of operations, amortization of acquired finite-lived intangibles and incremental interest related to acquisition debt. The pro forma results do not include any cost savings that may result from the combination of the Company’s and Symphony’s operations. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results. Amounts are in thousands, except per share data.

	Three Months Ended
	March 31, 2006
	As Reported	Pro Forma

Operating revenues	$121,718	$176,438
Net loss	$(565)	$(2,788)
Diluted net loss per share	$(0.03)	$(0.17)

Effective June 1, 2006, the Company purchased substantially all of the assets of Solara Hospital of New Orleans (“Solara Hospital”) for approximately $19.5 million, which includes costs of executing the transaction. The purchase price was funded through cash on hand plus a $3 million subordinated note. Solara Hospital is a 44-bed long-term acute care hospital with approximately 120 employees, located on the seventh floor of West Jefferson Medical Center in Marrero, LA. The Company is currently leasing this space

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

under a three-year lease agreement dated November 1, 2003, which was extended to November 1, 2009. The lease may be extended for three additional periods of three years each. Solara Hospital also operates an additional 12-bed facility located at a satellite campus in New Orleans.

Effective July 1, 2006, the Company acquired the assets of Memorial Rehabilitation Hospital in Midland, Texas for approximately $8.6 million, which includes costs of executing the transaction. Memorial Rehabilitation Hospital is a 38-bed freestanding inpatient rehabilitation hospital. RehabCare had provided program management services to the hospital since the facility first opened in 1988.

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

(8)	Goodwill and Other Intangible Assets

At March 31, 2007 and December 31, 2006, the Company had the following intangible asset balances (in thousands of dollars):

	March 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Noncompete agreements	$4,460	$(1,023)	$4,514	$(851)
Customer contracts and relationships	23,096	(5,607)	23,066	(4,936)
Trade names	8,773	(803)	8,773	(645)
Lease arrangements	905	(65)	905	(46)
Total	$37,234	$(7,498)	$37,258	$(6,478)

Unamortized Intangible Assets:
Trade names	$810		$810
Medicare exemption	5,360		5,360
Total	$6,170		$6,170

Amortization expense on intangible assets was approximately $1,020,000 and $339,000 for the three months ended March 31, 2007 and 2006, respectively.

The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows (in thousands):

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	Contract		Freestanding	Other Healthcare
	Therapy	HRS (a)	Hospitals	Services	Total
Balance at December 31, 2006	$65,911	$39,715	$45,227	$16,587	$167,440
Acquisitions	—	—	—	—	—
Purchase price adjustments
and allocations	74	—	12	21	107
Balance at March 31, 2007	$65,985	$39,715	$45,239	$16,608	$167,547

(a)	Hospital Rehabilitation Services (HRS).

(9)	Long-Term Debt

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

The Amended and Restated Credit Agreement contains administrative covenants that are ordinary and customary for similar credit facilities. The credit facility also includes financial covenants, including requirements for us to comply on a consolidated basis with a maximum ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum ratio of total funded debt to EBITDA and a minimum ratio of adjusted EBITDA to fixed charges. As of March 31, 2007, the Company was in compliance with all debt covenants.

The annual fees and interest rates to be charged in connection with the credit facility and the outstanding principal balance are variable based upon the Company’s consolidated leverage ratios. As of March 31, 2007, the balance outstanding against the revolving credit facility was $107 million at a weighted-average interest rate of approximately 7.5%.

As of March 31, 2007, the Company had approximately $15 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount the Company may borrow under its line of credit. As of March 31, 2007, after the consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $17 million.

In connection with the asset purchases of Solara Hospital in June 2006 and MeadowBrook Healthcare in August 2005, the Company issued long-term subordinated promissory notes to the respective selling parties. As of March 31, 2007, the remaining aggregate principal balance on all subordinated promissory notes was approximately $6.5 million.

(10)	Industry Segment Information

Before acquiring Symphony, the Company operated in the following three business segments, which were managed separately based on fundamental differences in operations: program management services, freestanding hospitals and healthcare management consulting. Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

programs) and contract therapy programs (which focus primarily on rehabilitation in long-term care settings). On July 1, 2006, the Company acquired Symphony, which was a leading provider of contract therapy program management services. Symphony also operated a therapist and nurse staffing business as well as a healthcare management consulting business. With the acquisition of Symphony, the Company has created a new segment: other healthcare services, which includes the Company’s preexisting healthcare management consulting business together with Symphony’s staffing and consulting businesses. Virtually all of the Company’s services are provided in the United States. Summarized information about the Company’s operations in each industry segment is as follows (in thousands of dollars):

	Operating Revenues		Operating Earnings
	Three Months Ended,		Three Months Ended,
	March 31,		March 31,
	2007	2006	2007	2006
Program management:
Contract therapy	$102,835	$57,438	$(2,225)	$(1,334)
Hospital rehabilitation services	43,254	46,451	5,179	5,525
Program management total	146,089	103,889	2,954	4,191
Freestanding hospitals	26,019	15,153	1,888	(322)
Other healthcare services	12,148	2,696	692	—
Less intercompany revenues (1)	(246)	(20)	N/A	N/A
Total	$184,010	$121,718	$5,534	$3,869

	Depreciation and Amortization		Capital Expenditures
	Three Months Ended,		Three Months Ended,
	March 31,		March 31,
	2007	2006	2007	2006
Program management:
Contract therapy	$2,126	$1,127	$740	$592
Hospital rehabilitation services	1,181	1,195	86	229
Program management total	3,307	2,322	826	821
Freestanding hospitals	881	572	414	2,152
Other healthcare services	124	10	17	4
Total	$4,312	$2,904	$1,257	$2,977

	Total Assets		Unamortized Goodwill
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
Program management:
Contract therapy	$186,991	$189,338	$65,985	$65,911
Hospital rehabilitation services	115,963	110,800	39,715	39,715
Program management total	302,954	300,138	105,700	105,626
Freestanding hospitals (2)	94,589	92,681	45,239	45,227
Other healthcare services	37,562	35,477	16,608	16,587
Total	$435,105	$428,296	$167,547	$167,440

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(1)	Intercompany revenues represent sales of services, at market rates, between the Company’s operating segments.
(2)	Freestanding hospital total assets include the carrying value of the Company’s equity investment in HRSC.

(11)	Related Party Transactions

The Company’s hospital rehabilitation services division recognized operating revenues for services provided to HRSC, the Company’s 40% owned equity method investment, of approximately $0.4 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively. In March 2007, the Company canceled its existing management services contract with HRSC as part of a plan to improve HRSC’s profitability. Going forward, the Company will continue to provide some management oversight of HRSC for a nominal fee. The Company’s accounts receivable at March 31, 2007 and December 31, 2006 include approximately $0.1 million and $0.6 million, respectively, which was due from HRSC.

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $149,000 and $120,000 for the three months ended March 31, 2007 and 2006, respectively. 55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short. The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

(12)	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. This Interpretation requires financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Based on the accounting standards that existed prior to FIN 48, the Company had not recognized a $14.4 million potential tax benefit in its financial statements at December 31, 2006 for the losses incurred in connection with the Company’s former investment in InteliStaf. In accordance with the provisions of FIN 48, the Company evaluated the technical merits of its uncertain tax positions. The Company believes it will more likely than not obtain a tax deduction for the full amount of the losses incurred on its investment in InteliStaf. Based on that evaluation, the Company has recorded a $14.4 million reduction in its reserves for uncertain tax positions and a $14.4 million increase to its January 1, 2007 balance of retained earnings to recognize the cumulative effect of applying FIN 48. This cumulative-effect adjustment represents the difference between the net amount of assets and liabilities recognized in the statement of financial position prior to the application of FIN 48 and the net amount of assets and liabilities recognized as a result of applying FIN 48. As of January 1, 2007, the Company had approximately $0.4 million of total gross unrecognized tax benefits. Of this amount, approximately $0.3 million represents the amount of various unrecognized state tax benefits, net of the federal tax benefit, that, if recognized, would favorably affect the Company’s effective income tax rate. There was no material change in the balance of unrecognized tax benefits during the first quarter of 2007.

RehabCare and its subsidiaries file income tax returns for U.S. federal income taxes and various state income taxes. The Company is no longer subject to U.S. federal income tax examination for years prior to 2003. In 2005, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. federal income tax return for 2003. As of March 31, 2007, the IRS had not proposed any adjustments to the return as filed and had verbally informed the Company that their examination was complete. Also in 2005, the Company amended its 2001 and 2002 federal income tax returns resulting in a total expected refund of $3.6 million. This amount has been recorded as an other current asset in the Company’s accompanying consolidated balance sheets. The refund claim is awaiting approval from the Joint Committee on Taxation.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The Company’s practice is to recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of selling, general and administrative expenses. As of March 31, 2007, the Company had accrued an insignificant amount for interest and penalties.

(13)	Recently Issued Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“Statement 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact of Statement 159 on its financial statements.

(14)	Subsequent Event

On May 1, 2007, the Centers for Medicare and Medicaid Services (“CMS”) released a final rule that will have the effect of applying the so-called 25% Rule for long-term acute care hospitals (“LTACHs”) to all LTACHs, including those LTACHs that have previously operated under a statutory exemption. The final rule limits LTACH prospective payment system (“PPS”) paid admissions from a single referral source to 25%. Admissions beyond the 25% threshold would be paid using lower inpatient PPS rates. The Company’s LTACH in New Orleans, Louisiana, which was acquired in 2006, had been statutorily exempt from that rule. Such exemption provided greater operational flexibility and fewer restrictions on the types of patients that can be admitted. Under the final rule, implementation of the 25% threshold will occur over a three year transition period. For each of the Company’s LTACHs, the threshold will be 75% for the year beginning January 1, 2008, 50% for the year beginning January 1, 2009 and 25% for all periods beginning on or after January 1, 2010. After consideration of the impact of planned mitigation efforts, the Company does not expect the final 25% Rule to have a significant impact on the long-term operations of the Company’s current group of LTACHs.

As part of the purchase price allocation for the New Orleans LTACH, the Company recorded the value of the statutory exemption as an indefinite-lived intangible asset at its estimated acquisition date fair value of $5.4 million. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” intangible assets with indefinite lives are not amortized but must be reviewed for impairment annually and whenever events or changes in circumstances indicate that the asset might be impaired. The Company has determined that the issuance of the final rule by CMS on May 1, 2007 resulted in a triggering event during the second quarter of 2007 that requires the useful life of the statutory exemption intangible asset to be reassessed as finite-lived and a corresponding review for impairment to be performed. Based on the Company’s initial calculations, the Company expects to recognize an impairment loss in the range of $4.5 million to $5.0 million in the second quarter of 2007 to reduce the carrying value of this intangible asset to its revised estimate of fair value based on the impact of the change in regulations. Starting

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

on May 1, 2007, the Company will begin amortizing the remaining intangible asset on a straight-line basis over the asset’s remaining useful life, which ends December 31, 2009.

REHABCARE GROUP, INC.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include but are not limited to, our ability to consummate acquisitions and other partnering relationships at reasonable valuations; our ability to integrate acquisitions and partnering relationships within the expected timeframes and to achieve the revenue, cost savings and earnings levels from such acquisitions and relationships at or above the levels projected; our ability to comply with the terms of our borrowing agreements; changes in governmental reimbursement rates and other regulations or policies affecting reimbursement for the services provided by us to clients and/or patients; the operational, administrative and financial effect of our compliance with other governmental regulations and applicable licensing and certification requirements; our ability to attract new client relationships or to retain and grow existing client relationships through expansion of our service offerings and the development of alternative product offerings; the future financial results of any unconsolidated affiliates; the adequacy and effectiveness of our operating and administrative systems; our ability to attract and the additional costs of attracting and retaining administrative, operational and professional employees; shortages of qualified therapists and other healthcare personnel; significant increases in health, workers compensation and professional and general liability costs; litigation risks of our past and future business, including our ability to predict the ultimate costs and liabilities or the disruption of our operations; competitive and regulatory effects on pricing and margins; our ability to effectively respond to fluctuations in our census levels and number of patient visits; the proper functioning of our information systems; natural disasters and other unexpected events which could severely damage or interrupt our systems and operations; changes in federal and state income tax laws and regulations, the effectiveness of our tax planning strategies and the sustainability of our tax positions; and general and economic conditions, including efforts by governmental reimbursement programs, insurers, healthcare providers and others to contain healthcare costs.

Results of Operations

Prior to acquiring Symphony Health Services, LLC, we operated in the following three business segments, which were managed separately based on fundamental differences in operations: program management services, freestanding hospitals and healthcare management consulting. Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and contract therapy programs (which focus primarily on rehabilitation in long-term care settings). On July 1, 2006, we acquired Symphony, which was a leading provider of contract therapy program management services. Symphony also operated a therapist and nurse staffing business and a healthcare management consulting business. With the acquisition of Symphony, we created a new segment: other healthcare services, which includes our preexisting healthcare management consulting business together with Symphony’s staffing and consulting businesses.

REHABCARE GROUP, INC.

Selected Operating Statistics:

	Three Months Ended March 31,
	2007	2006
Program Management:
Contract Therapy:
Operating revenues (in thousands)	$102,835	$57,438
Average number of locations	1,182	749
Average revenue per location	$87,003	$76,638

Hospital Rehabilitation Services:
Operating revenues (in thousands)
Inpatient	$32,049	$33,607
Outpatient	11,205	12,844
Total	$43,254	$46,451

Average number of programs
Inpatient	131	138
Outpatient	36	42
Total	167	180

Average revenue per program
Inpatient	$244,644	$243,665
Outpatient	309,347	306,297
Total	$258,659	$258,267

Freestanding Hospitals:
Operating revenues (in thousands)	$26,019	$15,153
Number of facilities at end of period	8	5

Other Healthcare Services:
Operating revenues (in thousands)	$12,148	$2,696

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Operating Revenues

Consolidated operating revenues during the first quarter of 2007 increased by $62.3 million, or 51.2%, to $184.0 million compared to $121.7 million in the first quarter of 2006. The revenue increase was primarily due to the acquisition of Symphony on July 1, 2006 and the addition of three new freestanding hospitals during 2006. The various Symphony businesses generated revenues of $49.2 million and the three added hospitals generated incremental revenues of approximately $8.0 million in the first quarter of 2007. In total, revenues for the freestanding hospitals segment increased $10.9 million in the first quarter of 2007 compared to the first quarter of 2006. Revenues for hospital rehabilitation services decreased $3.2 million in the first quarter of 2007 compared to the first quarter of 2006.

Contract therapy revenues increased by $45.4 million or 79.0% from $57.4 million in the first quarter of 2006 to $102.8 million in the first quarter of 2007. This revenue growth was mostly due to the acquisition of Symphony’s RehabWorks business, which contributed revenues of $40.5 million in the first

REHABCARE GROUP, INC.

quarter of 2007. We operated in 416 RehabWorks locations at March 31, 2007. The remaining revenue increase of $4.9 million is primarily due to increases in same store revenues and average revenue per minute of service. Year-over-year first quarter same store revenue growth was 7.8%, which is up from the 1.2% same store growth rate achieved in the prior year. Average revenue per minute of therapy service increased 4.1% from the first quarter of 2006 to the first quarter of 2007 reflecting a Medicare Part A price rate increase and a shift in revenue mix toward higher-priced Medicare Part B revenues partly due to the fact that contract therapy revenues for the first quarter of 2006 were negatively impacted by the implementation of Medicare Part B therapy caps on January 1, 2006. The average number of legacy contract therapy locations operated increased slightly from 749 in the first quarter of 2006 to 753 in the first quarter of 2007.

Hospital rehabilitation services operating revenues declined 6.9% in the first quarter of 2007 as inpatient revenue declined 4.6% and outpatient revenue declined 12.8%. The decline in inpatient revenue reflects a 5.0% decline in the average number of units operated from 138 in the first quarter of 2006 to 131 in the first quarter of 2007. The decline in inpatient revenue was further impacted by a 0.7% decline in acute rehabilitation same store revenues. Same store acute rehabilitation discharges were flat compared to the first quarter of 2006. The 75% Rule continues to impact our unit level census and the number of discharges as patients with diagnoses outside of the 13 qualifying diagnoses are being treated at other patient care settings. The decline in outpatient revenue reflects a 13.6% decline in the average number of units operated from 42 in the first quarter of 2006 to 36 in the first quarter of 2007. The decline in outpatient revenue was further impacted by a 0.7% decline in outpatient same store revenues which was primarily due to a 3.1% decline in same store units of service.

Freestanding hospital segment revenues were $26.0 million in the first quarter of 2007 compared to $15.2 million in the first quarter of 2006. The increase in revenues in 2007 reflects the mid-2006 acquisitions of Solara Hospital of New Orleans and Memorial Rehabilitation Hospital in Midland, Texas, the 2006 start-up of a freestanding rehabilitation hospital in Arlington, Texas and the October 2006 opening of a freestanding rehabilitation hospital in Amarillo, Texas. The Arlington, Texas hospital opened in December 2005; however, it did not receive its Medicare certification until February 2006, limiting its revenues to $0.3 million in the first quarter of 2006. The increase in revenues also reflects year-over-year first quarter same store revenue growth of $1.3 million or 9.0%.

Other healthcare services segment revenues were $12.1 million in the first quarter of 2007 and $2.7 million in the first quarter of 2006. This revenue change is almost entirely due to the July 1, 2006 acquisition of Symphony’s therapist and nurse staffing business and skilled nursing consulting business.

Costs and Expenses
	Three Months Ended March 31,
	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$152,222	82.7%	$97,240	79.9%
Division selling, general and administrative	11,665	6.3	9,156	7.5
Corporate selling, general and administrative	10,277	5.6	8,549	7.0
Depreciation and amortization	4,312	2.4	2,904	2.4
Total costs and expenses	$178,476	97.0%	$117,849	96.8%

Operating expenses increased as a percentage of revenues due to increased operating costs in contract therapy as discussed in more detail below and due to the overall shift in revenue mix toward our contract therapy and freestanding hospital businesses, which tend to have lower operating margins than our

REHABCARE GROUP, INC.

hospital rehabilitation services business. The decrease in division selling, general and administrative expenses as a percentage of revenues reflects the additional revenues from our new freestanding hospital business which requires less investment in division level selling and administrative personnel than our other businesses. The increase in corporate selling, general and administrative expenses resulted primarily from the acquisition of Symphony. Corporate selling, general and administrative expenses include $1.5 million of costs related to Symphony’s corporate office in Baltimore, Maryland and approximately $1.1 million of incremental expenses added to our corporate offices in St. Louis to support the Symphony businesses. The majority of the $1.5 million of costs relates to salaries and benefits for back office employees of the Symphony businesses we acquired on July 1, 2006. Between July 1, 2006 and March 31, 2007, we reduced the net headcount for Symphony’s back office by 110 employees. During the first quarter of 2007, we achieved an annualized run rate for net back office cost savings of approximately $12.3 million. Depreciation and amortization increased primarily as a result of the July 1, 2006 acquisition of Symphony.

	Three Months Ended March 31,
	2007		2006
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$90,000	87.5%	$49,349	85.9%
Division selling, general and administrative	6,141	6.0	4,202	7.3
Corporate selling, general and administrative	6,793	6.6	4,094	7.1
Depreciation and amortization	2,126	2.1	1,127	2.0
Total costs and expenses	$105,060	102.2%	$58,772	102.3%
Hospital Rehabilitation Services:
Operating expenses	$31,207	72.1%	$32,716	70.4%
Division selling, general and administrative	3,689	8.5	3,715	8.0
Corporate selling, general and administrative	1,998	4.6	3,300	7.1
Depreciation and amortization	1,181	2.8	1,195	2.6
Total costs and expenses	$38,075	88.0%	$40,926	88.1%
Freestanding Hospitals:
Operating expenses	$21,711	83.4%	$13,191	87.1%
Division selling, general and administrative	454	1.7	662	4.4
Corporate selling, general and administrative	1,085	4.2	1,050	6.9
Depreciation and amortization	881	3.4	572	3.7
Total costs and expenses	$24,131	92.7%	$15,475	102.1%
Other Healthcare Services:
Operating expenses	$9,550	78.6%	$2,004	74.3%
Division selling, general and administrative	1,381	11.4	577	21.4
Corporate selling, general and administrative	401	3.3	105	3.9
Depreciation and amortization	124	1.0	10	0.4
Total costs and expenses	$11,456	94.3%	$2,696	100.0%

Total contract therapy costs and expenses increased in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to the increase in direct operating expenses associated with the acquisition of Symphony’s RehabWorks business. RehabWorks accounts for the vast majority of the $40.7 million increase in the division’s direct operating expenses. Labor and benefit cost per minute of service is 12.4% higher at the acquired RehabWorks locations when compared to the legacy contract therapy locations in part due the cost of rolling out the new handheld technology to the RehabWorks locations and the inefficiencies resulting from the integration activities. Labor and benefit cost

REHABCARE GROUP, INC.

per minute of service for legacy contact therapy locations increased 3.5% from the first quarter of 2006 to the first quarter of 2007. Legacy contract therapy’s direct operating expenses as a percentage of unit revenue decreased from 85.9% in the first quarter of 2006 to 84.1% in the first quarter of 2007 reflecting an increase in higher-margin Medicare Part B revenues. The introduction of Medicare Part B therapy caps on January 1, 2006 negatively impacted Medicare Part B revenues in the first quarter of 2006. In addition, the division incurred a one-time recruiting fee of $0.6 million in connection with the hiring of the entire therapist staff of a large chain of facilities in the first quarter of 2006. Division selling, general and administrative expenses decreased as a percentage of unit revenue reflecting efforts to control costs and greater leveraging of these expenses with the acquisition of Symphony. Contract therapy’s corporate selling, general and administrative expenses increased from the first quarter of 2006 to the first quarter of 2007 primarily as a result of a higher level of effort focused on RehabWorks integration activities and the inclusion of overhead costs for Symphony’s corporate office in Baltimore. Depreciation and amortization expense increased primarily as a result of the amortization of intangible assets resulting from the July 1, 2006 acquisition of Symphony. As a result of these factors, contract therapy incurred an operating loss of $2.2 million in the first quarter of 2007 compared to a loss of $1.3 million in the first quarter of 2006.

Total hospital rehabilitation services costs and expenses declined from the prior year quarter primarily due to declines in direct operating expenses and corporate selling, general and administrative expenses. Direct operating expenses declined as average units in operation fell from 180 to 167. The division’s direct operating expenses increased as a percentage of unit revenue, however, from the first quarter of 2006 to the first quarter of 2007 primarily as a result of pricing pressure experienced on certain contract renewals and a decline in therapist productivity, particularly in our outpatient business. Average revenue per unit of outpatient service declined 2.6% while outpatient labor and benefit costs per unit of service increased 4.8% compared to the year ago quarter. Corporate selling, general and administrative expenses decreased from the prior year quarter to the current year quarter reflecting efforts to control costs and greater leveraging of selling, general and administrative expenses with the acquisition of Symphony. Total hospital rehabilitation services operating earnings decreased by $0.3 million from $5.5 million in the first quarter of 2006 to $5.2 million in the first quarter of 2007.

Total freestanding hospital costs and expenses declined significantly as a percentage of unit revenue in the first quarter of 2007 as compared to the first quarter of 2006. Selling, general and administrative expenses as a percentage of unit revenue decreased from the prior year quarter reflecting efforts to control costs and greater leveraging of selling, general and administrative expenses with the acquisition of Symphony. Depreciation and amortization expense increased primarily as a result of the amortization of intangible assets resulting from the 2006 acquisitions of Solara Hospital of New Orleans and Memorial Rehabilitation Hospital in Midland, Texas. The division incurred start-up costs of approximately $25,000 and $0.5 million during the quarters ended March 31, 2007 and 2006, respectively. The start-up costs in 2007 relate to our North Kansas City, Missouri joint venture. As a result of these factors, the freestanding hospitals segment generated operating earnings of $1.9 million in the first quarter of 2007 compared to an operating loss of $0.3 million in the first quarter of 2006.

Other healthcare services segment generated operating earnings of $0.7 million in the first quarter of 2007 compared to break even profitability in the first quarter of 2006. This improvement is primarily due to the acquisition of Symphony’s therapist and nurse staffing and skilled nursing consulting businesses on July 1, 2006.

Non-Operating Items

Interest income decreased by $0.2 million from the first quarter of 2006 to the first quarter of 2007 primarily due to the impact of lower average cash and investment balances.

REHABCARE GROUP, INC.

Interest expense increased from $0.3 million in the first quarter of 2006 to $2.3 million in the first quarter of 2007 primarily due to the increase in borrowings against our revolving credit facility resulting primarily from the funding requirements for the Symphony, Solara Hospital and Memorial Rehabilitation Hospital (Midland) acquisitions. As of March 31, 2007, the balance outstanding on the revolving credit facility was $107.0 million. Interest expense also includes interest on subordinated promissory notes issued as partial consideration for various acquisitions completed over the last two years, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit. As of March 31, 2007, the remaining aggregate principal balance on all subordinated promissory notes was $6.5 million.

Earnings before income taxes, equity in net loss of affiliates and minority interests decreased to $3.2 million in the first quarter of 2007 from $3.8 million in the first quarter of 2006. The provision for income taxes was $1.3 million in the first quarter of 2007 compared to $1.5 million in the first quarter of 2006, reflecting effective income tax rates of 40.0% and 39.5%, respectively.

Equity in net income (loss) of affiliates was $37,000 in the first quarter of 2007 and $(2.8) million in the first quarter of 2006. During the first quarter of 2006, we elected to abandon our equity interest in InteliStaf Holdings and therefore wrote off the $2.8 million remaining carrying value of our investment in that entity.

Net earnings were $2.0 million in the first quarter of 2007 compared to a net loss of $(0.6) million in the first quarter of 2006. Diluted earnings (loss) per share were $0.12 in the first quarter of 2007 compared to $(0.03) in the first quarter of 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had $9.3 million in cash and cash equivalents, and a current ratio, the amount of current assets divided by current liabilities, of 2.1 to 1. Working capital increased by $14.7 million to $100.7 million at March 31, 2007 as compared to $86.0 million at December 31, 2006. This increase was primarily due to an increase in current deferred tax assets which resulted from the adoption of FIN 48 in the first quarter of 2007. Net accounts receivable were $149.8 million at March 31, 2007 as compared to $153.7 million at December 31, 2006. The number of days’ average net revenue in net receivables was 72.9 and 77.9 at March 31, 2007 and December 31, 2006, respectively. This decline is primarily due to a decrease in HRS receivables and contract therapy receivables due to improved collections.

The Company has historically financed its operations with funds generated from operating activities and borrowings under credit facilities and long-term debt instruments. We believe our cash on hand, cash generated from operations and availability under our credit facility will be sufficient to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements. We have a $175 million, five-year revolving credit facility, dated June 16, 2006, with $107.0 million outstanding as of March 31, 2007 at a weighted-average interest rate of approximately 7.5%. The revolving credit facility is expandable to $225 million, subject to the approval of the lending group and subject to our continued compliance with the terms of the credit agreement. As of March 31, 2007, we had approximately $15 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount we may borrow under the revolving credit facility. As of March 31, 2007, after consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $17 million.

As part of the purchases of Solara Hospital of New Orleans on June 1, 2006 and the MeadowBrook business in 2005, we issued long-term subordinated promissory notes to the respective selling parties. These notes bear interest at rates ranging from 6.0%-7.5%. As of March 31, 2007, $6.5 million of these notes

REHABCARE GROUP, INC.

remained outstanding. $1.0 million is due within the next twelve months, with the remainder payable by August 2008.

As part of an arrangement with Signature Healthcare Foundation (“Signature”), we extended a $1.7 million line of credit to Signature. At December 31, 2006, Signature had drawn approximately $1.4 million against this line of credit. On December 31, 2006, approximately $1.0 million of the balance outstanding was converted into a five-year term note requiring 60 equal monthly principal payments until the balance is paid in full. Signature has defaulted on each principal payment that was due in the first quarter of 2007. We are currently in the process of modifying the terms of our arrangement with Signature.

Regulatory and Legislative Update

On May 1, 2007, the Centers for Medicare and Medicaid Services (“CMS”) released a final rule that revises the reimbursement policy for long-term acute care hospitals (“LTACHs”). CMS has revised the allowable amounts reimbursable to LTACHs for reporting year 2008. The release also provides for extending the so-called 25% Rule to all LTACHs, including those LTACHs that have previously operated under a statutory exemption. The final rule limits LTACH prospective payment system (“PPS”) paid admissions from a single referral source to 25%. Admissions beyond the 25% threshold would be paid using lower inpatient PPS rates. Our LTACH in New Orleans, Louisiana had been statutorily exempt from that rule. Such exemption provided greater operational flexibility and fewer restrictions on the types of patients that can be admitted. Under the final rule, implementation of the 25% threshold will occur over a three year transition period. For each of our LTACHs, the threshold will be 75% for the year beginning January 1, 2008, 50% for the year beginning January 1, 2009 and 25% for all periods beginning on or after January 1, 2010. After consideration of the impact of planned mitigation efforts, we do not expect the final 25% Rule to have a significant impact on the long-term operations of our current group of LTACHs.

On April 13, 2007, CMS issued a proposed rule to update the hospital inpatient prospective payment system for fiscal year 2008. This included an update with regard to our LTACH segment. We are currently reviewing the rule.

As of January 1, 2006, certain limits or caps on the amount of reimbursement for therapy services provided to Medicare Part B patients came into effect. The caps are $1,780 for occupational therapy, and an annual combined cap of $1,780 for physical and speech therapy. Medicare patients with clinical complexities may qualify for an automatic exception from the caps. The exceptions to the therapy caps are scheduled to terminate by law on December 31, 2007. Congress may or may not act to extend the exceptions. Legislation is currently before the U. S. Congress that, if implemented, would repeal the therapy caps.

On May 1, CMS issued proposed payment changes for skilled nursing facilities which included a 3.3 percent market basket adjustment.

To participate in Medicare, inpatient rehabilitation facilities (“IRFs”) and acute rehabilitation units (“ARUs”) must satisfy what is known as the “75% Rule.” The 75% Rule is designed to manage the types of rehabilitation patients cared for in acute rehabilitation units in an effort to promote economic efficiency within the Medicare program. The rule requires that a certain percentage of patients fall within thirteen specific diagnostic categories. The compliance threshold is currently 60%. For cost reporting years beginning on or after July 1, 2007, the compliance threshold is scheduled to increase from 60% to 65%; meaning that at least 65% of the patients admitted to a unit must fall within one of the thirteen diagnostic categories. The 75% compliance threshold is scheduled to be fully implemented in 2008. Proposed legislation is currently pending before Congress that, if enacted, would maintain the threshold at the current 60% level.

REHABCARE GROUP, INC.

On May 2, 2007, CMS issued proposed payment changes for inpatient rehabilitation facilities for reporting year 2008. They include a 3.3 percent market basket increase and a willingness to reconsider the comorbidity exception to the 75% Rule which is set to expire after July 1, 2008.

The Medicare program is administered by contractors and fiscal intermediaries (“FIs”). Under the authority granted by CMS, certain FIs have issued local coverage determinations (“LCDs”) that are intended to clarify the clinical criteria and circumstances under which Medicare reimbursement is available. Certain LCDs establish medical necessity criteria for IRF patients and these LCDs have been used to deny admission or reimbursement for some patients.

On January 26, 2007, CMS released Transmittal 65 which limits reimbursement for services rendered by non-licensed rehabilitation aides. In some of our inpatient HRS programs and our freestanding hospitals, we employ rehabilitation aides for certain tasks and activities that those technicians are authorized to perform. In April 2007, CMS retracted Transmittal 65 in its entirety.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies, including the use of estimates, were presented in the notes to consolidated financial statements included in our 2006 Annual Report on Form 10-K, filed on March 14, 2007.

Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties. Our most critical accounting policies pertain to allowance for doubtful accounts, contractual allowances, goodwill and other intangible assets, impairment of long-lived assets, health, workers compensation and professional liability insurance accruals and accounting for investments in unconsolidated affiliates. Each of these critical accounting policies was discussed in our 2006 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no significant changes in the application of critical accounting policies during the first three months of 2007.

Item 3. – Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk from changes in interest rates. Borrowings under our credit facility bear interest at the lender’s prime rate and the London Interbank Offered Rate (“LIBOR”), at our option, with applicable margins varying based upon our consolidated total leverage ratio. Our LIBOR contracts vary in length from 30 to 180 days. At March 31, 2007, we had $107.0 million outstanding under the facility at a weighted-average interest rate of approximately 7.5%. Adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed. Based on the outstanding balance of the revolving credit facility at March 31, 2007, a hypothetical 100 basis point increase in the LIBOR rate would result in additional interest expense of $1.1 million on an annualized basis. We are not a party to any derivative financial instruments.

Item 4. – Controls and Procedures

As of March 31, 2007, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c)

REHABCARE GROUP, INC.

under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In July 2003, the former medical director and a former physical therapist at an acute rehabilitation unit that we previously operated filed a civil action against us and our former client hospital, Baxter County Regional Hospital, in the United States District Court for the Eastern District of Arkansas. The relator/plaintiffs sought back pay, civil penalties, treble damages and special damages from us and Baxter under the qui tam and whistleblower provisions of the False Claims Act. The United States Department of Justice, after investigating the allegations, declined to intervene. We aggressively defended the case. On January 29, 2007, the court entered an order granting our motion for summary judgment and ordering the case to be dismissed. The court’s order has become final and cannot be appealed.

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

Item 1A. – Risk Factors

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. In connection with the adoption of FIN 48, we recorded a $14.4 million reduction in our reserves for uncertain tax positions and a $14.4 million increase to our January 1, 2007 balance of retained earnings to recognize the cumulative effect of applying FIN 48. Subsequent changes in judgment that lead to changes in recognition, derecognition or measurement of a tax position shall be recognized as an adjustment to our income tax provision in the period in which the change occurs and such adjustments could be material.

Other risk factors are contained in Item 1A of the Company’s 2006 Annual Report on Form 10-K.

REHABCARE GROUP, INC.

Item 4. – Submission of Matters to Security Holders

At our Annual Meeting of Stockholders held on Tuesday, May 1, 2007, the following matters were voted upon:

1.	Election of Colleen Conway-Welch, Anthony S. Piszel, Suzan L. Rayner, Harry E. Rich, John H. Short, Larry Warren and Theodore M. Wight to serve as Directors of the Company for terms expiring in 2008:

Name	For	Withheld Authority

Colleen Conway-Welch	15,583,998	1,557,674
Anthony S. Piszel	15,565,894	1,575,778
Suzan L. Rayner	15,586,000	1,555,672
Harry E. Rich	15,564,821	1,576,852
John H. Short	15,551,388	1,590,285
Larry Warren	15,581,626	1,560,047
Theodore M. Wight	15,327,303	1,814,370

2.	Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2007:

For	16,995,365
Against	123,638
Abstain	22,669
Non-Votes	—

Item 6. - Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REHABCARE GROUP, INC.

May 7, 2007

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