Form 10-Q
period 2007-06-30
REHABCARE GROUP INC
filed 2007-08-07
CIK 812191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐       No   ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, par value $.01 per share	17,479,472 (a)

(a) Includes 276,730 shares of unvested restricted stock.

REHABCARE GROUP, INC.

PART 1. – FINANCIAL INFORMATION

Item 1. – Condensed Consolidated Financial Statements

REHABCARE GROUP, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	June 30,	December 31,
	2007	2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$12,043	$9,430
Accounts receivable, net of allowance for doubtful accounts of $17,395 and $14,355, respectively	148,565	153,688
Deferred tax assets	18,129	6,065
Income taxes receivable	170	141
Other current assets	10,632	8,791
Total current assets	189,539	178,115
Marketable securities, trading	4,161	4,410
Property and equipment, net	30,095	31,833
Goodwill	168,729	167,440
Intangible assets, net	30,001	36,950
Investment in unconsolidated affiliate	4,503	3,295
Deferred tax assets	—	1,185
Other	4,735	5,068
Total assets	$431,763	$428,296

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$11,500	$5,559
Accounts payable	6,784	9,755
Accrued salaries and wages	49,050	50,525
Accrued expenses	27,438	26,294
Total current liabilities	94,772	92,133
Long-term debt, less current portion	97,500	115,000
Deferred compensation	4,243	4,432
Deferred tax liabilities	4,038	—
Other	396	5,866
Total liabilities	200,949	217,431
Minority interests	324	86
Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 21,198,140 shares and 21,131,640 shares as of June 30, 2007 and December 31, 2006, respectively	212	211
Additional paid-in capital	135,662	134,040
Retained earnings	149,320	131,232
Less common stock held in treasury at cost; 4,002,898 shares as of June 30, 2007 and December 31, 2006	(54,704)	(54,704)
Total stockholders’ equity	230,490	210,779
Total liabilities and stockholders’ equity	$431,763	$428,296

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating revenues	$181,086	$127,666	$365,096	$249,384
Costs and expenses:
Operating	145,691	101,074	297,913	198,314
Selling, general and administrative:
Divisions	11,744	9,690	23,409	18,846
Corporate	10,283	8,080	20,560	16,629
Impairment of intangible asset	4,906	—	4,906	—
Depreciation and amortization	4,213	2,957	8,525	5,861
Restructuring	—	(191)	—	(191)
Total costs and expenses	176,837	121,610	355,313	239,459

Operating earnings	4,249	6,056	9,783	9,925

Interest income	713	149	742	344
Interest expense	(2,257)	(302)	(4,576)	(565)
Other income (expense)	(63)	13	(61)	(26)

Earnings before income taxes, equity in net loss of affiliates and minority interests	2,642	5,916	5,888	9,678

Income taxes	(1,057)	(2,337)	(2,355)	(3,823)
Equity in net income (loss) of affiliates	52	(102)	89	(2,943)
Minority interests	14	3	26	3

Net earnings	$1,651	$3,480	$3,648	$2,915

Earnings per common share:
Basic	$0.10	$0.21	$0.21	$0.17
Diluted	$0.09	$0.20	$0.21	$0.17

Weighted-average number of common shares outstanding:
Basic	17,171	16,970	17,155	16,904
Diluted	17,407	17,232	17,366	17,202

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; amounts in thousands)

	Six Months Ended,
	June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$3,648	$2,915
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	8,525	5,861
Provision for doubtful accounts	4,777	2,154
Equity in net (income) loss of affiliates	(89)	2,943
Minority interests	(26)	(3)
Impairment of intangible asset	4,906	—
Stock-based compensation expense	897	1,142
Income tax benefits from share-based payments	184	768
Excess tax benefits from share-based payments	(121)	(767)
Restructuring	—	(191)
Loss on disposal of property and equipment	61	26
Changes in assets and liabilities:
Accounts receivable, net	(1,071)	(9,864)
Other current assets	(1,841)	(346)
Other assets	204	88
Accounts payable	(2,935)	(272)
Accrued salaries and wages	(1,572)	2,159
Income taxes payable and deferred taxes	2,037	(327)
Accrued expenses	1,426	(1,429)
Deferred compensation	(374)	—
Net cash provided by operating activities	18,636	4,857

Cash flows from investing activities:
Additions to property and equipment	(4,288)	(6,322)
Purchase of marketable securities	(274)	(217)
Proceeds from sale/maturities of marketable securities	708	126
Change in restricted cash	—	(101,500)
Investment in unconsolidated affiliate	(1,119)	—
Purchase of businesses, net of cash acquired	(1)	(17,416)
Other, net	(296)	(276)
Net cash used in investing activities	(5,270)	(125,605)

Cash flows from financing activities:
Net change in revolving credit facility	(11,000)	100,000
Principal payments on long-term debt	(559)	(1,355)
Debt issue costs	—	(878)
Contributions by minority interest shareholders	80	49
Exercise of stock options	605	2,234
Excess tax benefits from share-based payments	121	767
Net cash (used in) provided by financing activities	(10,753)	100,817

Net increase (decrease) in cash and cash equivalents	2,613	(19,931)
Cash and cash equivalents at beginning of period	9,430	28,103
Cash and cash equivalents at end of period	$12,043	$8,172

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Six Month Periods Ended June 30, 2007 and 2006

(Unaudited)

(1)	Basis of Presentation

The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly and majority owned affiliates. The Company accounts for its investments in less than 50% owned affiliates using the equity method. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. The results of operations for the three months and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts may have been reclassified to conform to current year presentation. Effective July 1, 2006, the Company acquired all of the outstanding limited liability company membership interests of Symphony Health Services, LLC (“Symphony”). Symphony’s results of operations have been included in the Company’s financial statements prospectively beginning on July 1, 2006.

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

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2007	2006	2007	2006

Share-based compensation expense	$451	$593	$897	$1,142
Income tax benefit	175	229	347	441

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The Company has various incentive plans that provide long-term incentive and retention awards. These awards include stock options and restricted stock awards. At June 30, 2007, a total of 778,060 shares were available for future issuance under the plans.

Stock Options

No stock options were granted during the six months ended June 30, 2007. As of June 30, 2007, there was approximately $0.5 million of unrecognized compensation cost related to nonvested options. Such cost is expected to be recognized over a weighted-average period of 1.4 years.

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

A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2007 and changes during the six-month period ended June 30, 2007 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at December 31, 2006	87,750	$18.33
Granted	224,320	15.00
Vested	(7,500)	14.57
Forfeited	(22,840)	16.14
Nonvested at June 30, 2007	281,730	$15.95

As of June 30, 2007, there was approximately $3.5 million of unrecognized compensation cost related to nonvested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 2.2 years.

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

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted earnings per share –
net earnings	$1,651	$3,480	$3,648	$2,915

Denominator:
Denominator for basic earnings per share –
weighted-average shares outstanding	17,171	16,970	17,155	16,904

Effect of dilutive securities:
stock options and restricted stock awards	236	262	211	298

Denominator for diluted earnings per share –
adjusted weighted-average shares	17,407	17,232	17,366	17,202

Basic earnings per share	$0.10	$0.21	$0.21	$0.17
Diluted earnings per share	$0.09	$0.20	$0.21	$0.17

For the three months and six months ended June 30, 2007, outstanding stock options totaling approximately 1.4 million potential shares in each period were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the three months and six months ended June 30, 2006, outstanding stock options totaling approximately 1.5 million and 1.4 million potential shares, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

(5)	Comprehensive Income

Comprehensive income consisted only of net income in the three months and six months ended June 30, 2007 and 2006.

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

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

On March 3, 2006, the Company elected to abandon its interest in InteliStaf. This decision was made for a variety of business reasons including InteliStaf’s continuing poor operating performance, the disproportionate percentage of Company management time and effort that was being devoted to this non-core business and an expected income tax benefit to be derived from the abandonment. In the first quarter of 2006, the Company wrote off the $2.8 million remaining carrying value of its investment in InteliStaf. This write-off was recorded as part of equity in net loss of affiliates on the accompanying unaudited condensed consolidated statement of earnings for the six months ended June 30, 2006.

In January 2005, the Company paid $3.6 million for a 40% equity interest in Howard Regional Specialty Care, LLC (“HRSC”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana. The Company uses the equity method to account for its investment in HRSC. The value of the Company’s investment in HRSC at the transaction date exceeded its share of the book value of HRSC’s stockholders’ equity by approximately $3.5 million. This excess is being accounted for as equity method goodwill. In February 2007, the Company invested an additional $1.1 million of cash in HRSC, and the majority owner invested an additional $1.7 million. HRSC used these funds to meet its working capital needs and to acquire an outpatient rehabilitation business in Kokomo. The carrying value of the Company’s investment in HRSC was $4.5 million and $3.3 million at June 30, 2007 and December 31, 2006, respectively.

(7)	Business Combinations

Effective July 1, 2006, the Company acquired all of the outstanding limited liability company membership interests of Symphony Health Services, LLC (“Symphony”) at a cost of approximately $109.9 million, which includes costs of executing the transaction and an adjustment based on acquired working capital levels. RehabCare funded the purchase with cash on hand and borrowings drawn from its revolving line of credit. Insignificant adjustments to the purchase price allocation were made in the first six months of 2007. The Company has now completed its purchase price allocation for Symphony.

The Company recognized employee termination costs and lease exit costs associated with exiting certain Symphony pre-acquisition activities as liabilities assumed in the acquisition and included in the allocation of the purchase price for Symphony. The following table provides a roll-forward of the liability for accrued exit costs from the acquisition date through June 30, 2007 (amounts in millions):

	Employee	Lease	Total
	Termination	Exit	Exit
	Costs	Costs	Costs
Balance, July 1, 2006	$4.2	$1.6	$5.8
Payments	(1.8)	(0.4)	(2.2)
Balance, December 31, 2006	2.4	1.2	3.6
Change in purchase price allocation	—	0.1	0.1
Payments	(1.5)	(0.2)	(1.7)
Balance, June 30, 2007	$0.9	$1.1	$2.0

Symphony’s results of operations have been included in the Company’s financial statements prospectively beginning on July 1, 2006. The following pro forma information assumes the Symphony acquisition had occurred on January 1, 2006. Such results have been prepared by adjusting the historical Company results to include Symphony’s results of operations, amortization of acquired finite-lived intangibles and incremental interest related to acquisition debt. The pro forma results do not include any cost savings that may result from the combination of the Company’s and Symphony’s operations. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

been completed at the beginning of such periods nor are they necessarily indicative of future results. Amounts are in millions, except per share data.

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	As Reported	Pro Forma	As Reported	Pro Forma

Operating revenues	$127.7	$183.3	$249.4	$359.8
Net earnings	$3.5	$3.2	$2.9	$0.6
Diluted earnings per share	$0.20	$0.19	$0.17	$0.03

Effective June 1, 2006, the Company purchased substantially all of the assets of Solara Hospital of New Orleans (now known as “Louisiana Specialty Hospital”) for approximately $19.5 million, which includes costs of executing the transaction. The purchase price was funded through cash on hand plus a $3 million subordinated note. Louisiana Specialty Hospital is a 44-bed long-term acute care hospital (“LTACH”) with approximately 120 employees, located on the seventh floor of West Jefferson Medical Center in Marrero, LA. The Company is currently leasing this space under a three-year lease agreement dated November 1, 2003, which was extended to November 1, 2009. The lease may be extended for three additional periods of three years each. Louisiana Specialty Hospital also operates an additional 12-bed facility located at a satellite campus in New Orleans.

Effective July 1, 2006, the Company acquired the assets of Memorial Rehabilitation Hospital in Midland, Texas for approximately $8.6 million, which includes costs of executing the transaction. Memorial Rehabilitation Hospital is a 38-bed freestanding inpatient rehabilitation hospital. RehabCare had provided program management services to the hospital since the facility first opened in 1988.

The results of operations of Louisiana Specialty Hospital and Memorial Rehabilitation Hospital have been included in the Company’s financial statements prospectively beginning on the dates of acquisition. The Company has not presented the pro forma results of operations of either Louisiana Specialty Hospital or Memorial Rehabilitation Hospital because the results are not considered material to the Company’s results of operations.

(8)	Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” intangible assets with indefinite lives are not amortized but must be reviewed for impairment annually and whenever events or changes in circumstances indicate that the asset might be impaired. Louisiana Specialty Hospital, which was acquired in 2006, has been statutorily exempt from the so-called 25% Rule for LTACHs. Such exemption has provided Louisiana Specialty Hospital with greater operational flexibility and fewer restrictions on the types of patients that can be admitted. As part of the purchase price allocation for Louisiana Specialty Hospital, the Company initially recorded the value of the statutory exemption as an indefinite-lived intangible asset at its estimated acquisition date fair value of $5.4 million.

On May 1, 2007, the Centers for Medicare and Medicaid Services (“CMS”) released a final rule that will have the effect of applying the 25% Rule to all LTACHs, including those LTACHs that have previously operated under a statutory exemption. The final rule limits LTACH prospective payment system (“PPS”) paid admissions from a single referral source to 25%. Admissions beyond the 25% threshold would be paid using lower inpatient PPS rates. Under the final rule, implementation of the 25% threshold will occur over a three year transition period. For the Company’s LTACH in New Orleans, the threshold will be 75% for the

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

year beginning January 1, 2008, 50% for the year beginning January 1, 2009 and 25% for all periods beginning on or after January 1, 2010.

The Company has determined that the issuance of the final rule by CMS on May 1, 2007 resulted in a triggering event during the second quarter of 2007 that required the useful life of the statutory exemption intangible asset to be reassessed as finite-lived and a corresponding impairment analysis to be performed. Based on that analysis, the Company has recognized an impairment loss of $4.9 million in the second quarter of 2007 in the freestanding hospitals segment to reduce the carrying value of this intangible asset to its revised estimate of fair value based on the impact of the change in regulations. In addition, starting on May 1, 2007, the Company began amortizing the remaining $0.5 million carrying value of the intangible asset on a straight-line basis over the asset’s remaining useful life, which ends on December 31, 2009. The Company computed the fair value of the statutory exemption intangible asset using a present value technique and the Company’s projections of cash flow expected to be generated over the intangible asset’s remaining estimated useful life.

At June 30, 2007 and December 31, 2006, the Company had the following intangible asset balances (in thousands of dollars):

	June 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Noncompete agreements	$4,460	$(1,183)	$4,514	$(851)
Customer contracts and relationships	23,096	(6,240)	23,066	(4,936)
Trade names	8,773	(961)	8,773	(645)
Medicare exemption	454	(28)	—	—
Lease arrangements	905	(85)	905	(46)
Total	$37,688	$(8,497)	$37,258	$(6,478)

Unamortized Intangible Assets:
Trade names	$810		$810
Medicare exemption	—		5,360
Total	$810		$6,170

Amortization expense on intangible assets was approximately $999,000 and $340,000 for the three months ended June 30, 2007 and 2006, respectively, and $2,019,000 and $679,000 for the six months ended June 30, 2007 and 2006, respectively.

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows (in thousands):

	Contract		Freestanding	Other Healthcare
	Therapy	HRS (a)	Hospitals	Services	Total
Balance at December 31, 2006	$65,911	$39,715	$45,227	$16,587	$167,440
Purchase price adjustments
and allocations	996	—	12	281	1,289
Balance at June 30, 2007	$66,907	$39,715	$45,239	$16,868	$168,729

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(a)	Hospital rehabilitation services (HRS).

(9)	Long-Term Debt

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

The Amended and Restated Credit Agreement contains administrative covenants that are ordinary and customary for similar credit facilities. The credit facility also includes financial covenants, including requirements for us to comply on a consolidated basis with a maximum ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum ratio of total funded debt to EBITDA and a minimum ratio of adjusted EBITDA to fixed charges. As of June 30, 2007, the Company was in compliance with all debt covenants.

The annual fees and interest rates to be charged in connection with the credit facility and the outstanding principal balance are variable based upon the Company’s consolidated leverage ratios. As of June 30, 2007, the balance outstanding against the revolving credit facility was $102.5 million at a weighted-average interest rate of approximately 7.2%.

As of June 30, 2007, the Company had approximately $10 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount the Company may borrow under its line of credit. As of June 30, 2007, after the consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $30 million.

In connection with the asset purchases of Louisiana Specialty Hospital in June 2006 and MeadowBrook Healthcare in August 2005, the Company issued long-term subordinated promissory notes to the respective selling parties. As of June 30, 2007, the remaining aggregate principal balance on all subordinated promissory notes was $6.5 million.

(10)	Commitments

Effective June 1, 2007, the Company entered into a restated term loan agreement with Signature Healthcare Foundation (“Signature”). The restated term loan agreement supersedes and replaces a line of credit agreement and loans previously made by RehabCare to Signature between 2003 and 2005. Under the restated term loan agreement, Signature has agreed to pay the entire principal amount of approximately $1.4 million to RehabCare upon demand by RehabCare after May 31, 2010. In addition, Signature has agreed to pay interest on the outstanding principal balance on a quarterly basis at a rate equal to prime plus one percent. Based on the Company’s recent cash flow projections for Signature, the Company expects to collect all amounts due including interest accrued at the contractual interest rate during the period the loan is outstanding.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

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

	Three Months Ended,		Six Months Ended,
Operating Revenues	June 30,		June 30,
	2007	2006	2007	2006
Program management:
Contract therapy	$100,272	$63,053	$203,107	$120,491
Hospital rehabilitation services	41,803	45,193	85,057	91,644
Program management total	142,075	108,246	288,164	212,135
Freestanding hospitals	27,008	16,880	53,027	32,033
Other healthcare services	12,225	2,609	24,373	5,305
Less intercompany revenues (1)	(222)	(69)	(468)	(89)
Total	$181,086	$127,666	$365,096	$249,384

	Three Months Ended,		Six Months Ended,
Operating Earnings (Loss)	June 30,		June 30,
	2007	2006	2007	2006
Program management:
Contract therapy	$1,123	$703	$(1,102)	$(631)
Hospital rehabilitation services	5,413	4,698	10,592	10,223
Program management total	6,536	5,401	9,490	9,592
Freestanding hospitals	(3,126)	502	(1,238)	180
Other healthcare services	839	(38)	1,531	(38)
Restructuring	—	191	—	191
Total	$4,249	$6,056	$9,783	$9,925

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended,		Six Months Ended,
Depreciation and Amortization	June 30,		June 30,
	2007	2006	2007	2006
Program management:
Contract therapy	$2,115	$1,173	$4,241	$2,300
Hospital rehabilitation services	1,043	1,156	2,224	2,351
Program management total	3,158	2,329	6,465	4,651
Freestanding hospitals	932	611	1,813	1,183
Other healthcare services	123	17	247	27
Total	$4,213	$2,957	$8,525	$5,861

	Three Months Ended,		Six Months Ended,
Capital Expenditures	June 30,		June 30,
	2007	2006	2007	2006
Program management:
Contract therapy	$432	$1,012	$1,172	$1,604
Hospital rehabilitation services	26	570	112	799
Program management total	458	1,582	1,284	2,403
Freestanding hospitals	2,534	1,755	2,948	3,907
Other healthcare services	39	8	56	12
Total	$3,031	$3,345	$4,288	$6,322

	Total Assets		Unamortized Goodwill
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006
Program management:
Contract therapy	$183,683	$189,338	$66,907	$65,911
Hospital rehabilitation services	113,858	110,800	39,715	39,715
Program management total	297,541	300,138	106,622	105,626
Freestanding hospitals (2)	95,415	92,681	45,239	45,227
Other healthcare services	38,807	35,477	16,868	16,587
Total	$431,763	$428,296	$168,729	$167,440

(1)	Intercompany revenues represent sales of services, at market rates, between the Company’s operating segments.
(2)	Freestanding hospital total assets include the carrying value of the Company’s equity investment in HRSC.

(12)	Related Party Transactions

The Company’s hospital rehabilitation services division recognized operating revenues for services provided to HRSC, the Company’s 40% owned equity method investment, of approximately $0.4 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively. In March 2007, the Company canceled its existing management services contract with HRSC as part of a plan to improve HRSC’s profitability. Going forward, the Company will continue to provide some management oversight of HRSC for a nominal fee.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $77,000 and $76,000 for the three months ended June 30, 2007 and 2006, respectively and $226,000 and $196,000 for the six months ended June 30, 2007 and 2006, respectively. 55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short. The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

(13)	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. This Interpretation requires financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Based on the accounting standards that existed prior to FIN 48, the Company had not recognized a $14.4 million potential tax benefit in its financial statements at December 31, 2006 for the losses incurred in connection with the Company’s former investment in InteliStaf. In accordance with the provisions of FIN 48, the Company evaluated the technical merits of its uncertain tax positions. The Company believes it will more likely than not obtain a tax deduction for the full amount of the losses incurred on its investment in InteliStaf. Based on that evaluation, the Company has recorded a $14.4 million reduction in its reserves for uncertain tax positions and a $14.4 million increase to its January 1, 2007 balance of retained earnings to recognize the cumulative effect of applying FIN 48. This cumulative-effect adjustment represents the difference between the net amount of assets and liabilities recognized in the statement of financial position prior to the application of FIN 48 and the net amount of assets and liabilities recognized as a result of applying FIN 48. As of January 1, 2007, the Company had approximately $0.4 million of total unrecognized tax benefits. Approximately $0.4 million also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate. There was no material change in the balance of unrecognized tax benefits during the first six months of 2007.

The Company’s practice is to recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of selling, general and administrative expenses. As of June 30, 2007, the Company had accrued an insignificant amount for interest and penalties.

RehabCare and its subsidiaries file income tax returns for U.S. federal income taxes and various state income taxes. The Company is no longer subject to U.S. federal income tax examination for years prior to 2003. In 2005, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. federal income tax return for 2003. As of June 30, 2007, the IRS had not proposed any adjustments to the return as filed and had verbally informed the Company that their examination was complete. Also in 2005, the Company amended its 2001 and 2002 federal income tax returns resulting in a total expected refund of $3.5 million. This amount has been recorded as an other current asset in the Company’s accompanying consolidated balance sheets. During the second quarter of 2007, the Company was advised by the IRS that the amended tax returns had been accepted by the Joint Committee on Taxation and that payment of the refund claim, including interest, was scheduled for the third quarter. In July 2007, the Company received payment of the refund claim in the amount of $4.2 million, including approximately $683,000 of interest. This amount was recorded as interest income in the second quarter of 2007.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(14)	Recently Issued Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of Statement 157 on its financial statements.

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

REHABCARE GROUP, INC.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include but are not limited to:

•	our ability to consummate acquisitions and other partnering relationships at reasonable valuations;
•

our ability to integrate acquisitions and partnering relationships within the expected timeframes and to achieve the revenue, cost savings and earnings levels from such acquisitions and relationships at or above the levels projected;

•	our ability to comply with the terms of our borrowing agreements;
•	changes in governmental reimbursement rates and other regulations or policies affecting reimbursement for the services provided by us to clients and/or patients;
•	the operational, administrative and financial effect of our compliance with other governmental regulations and applicable licensing and certification requirements;
•	our ability to attract new client relationships or to retain and grow existing client relationships through expansion of our service offerings and the development of alternative product offerings;
•	the future financial results of any unconsolidated affiliates;
•	our ability to attract and the additional costs of attracting and retaining administrative, operational and professional employees;
•	shortages of qualified therapists and other healthcare personnel; significant increases in health, workers compensation and professional and general liability costs;
•

litigation risks of our past and future business, including our ability to predict the ultimate costs and liabilities or the disruption of our operations; competitive and regulatory effects on pricing and margins;

•	our ability to effectively respond to fluctuations in our census levels and number of patient visits;
•	the adequacy and effectiveness of our information systems;
•	natural disasters and other unexpected events which could severely damage or interrupt our systems and operations;
•	changes in federal and state income tax laws and regulations, the effectiveness of our tax planning strategies and the sustainability of our tax positions; and
•	general and economic conditions, including efforts by governmental reimbursement programs, insurers, healthcare providers and others to contain healthcare costs.

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

REHABCARE GROUP, INC.

Selected Operating Statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Program Management:
Contract Therapy:
Operating revenues (in thousands)	$100,272	$63,053	$203,107	$120,491
Average number of locations	1,133	790	1,157	770
Average revenue per location	$88,531	$79,800	$175,521	$156,498

Hospital Rehabilitation Services:
Operating revenues (in thousands)
Inpatient	$30,632	$32,626	$62,681	$66,233
Outpatient	11,171	12,567	22,376	25,411
Total	$41,803	$45,193	$85,057	$91,644

Average number of programs
Inpatient	129	136	130	137
Outpatient	35	43	36	42
Total	164	179	166	179

Average revenue per program
Inpatient	$236,816	$239,686	$481,526	$483,395
Outpatient	319,160	292,779	628,398	598,880
Total	$254,352	$252,414	$513,075	$510,701

Freestanding Hospitals:
Operating revenues (in thousands)	$27,008	$16,880	$53,027	$32,033
Number of facilities at end of period	8	6	8	6

Other Healthcare Services:
Operating revenues (in thousands)	$12,225	$2,609	$24,373	$5,305

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Operating Revenues

Consolidated operating revenues during the second quarter of 2007 increased by $53.4 million, or 41.8%, to $181.1 million compared to $127.7 million in the second quarter of 2006. The revenue increase was primarily due to the acquisition of Symphony on July 1, 2006 and the addition of three new freestanding hospitals during 2006. The various Symphony businesses generated revenues of $47.4 million and the three added hospitals generated incremental revenues of approximately $6.1 million in the second quarter of 2007. In total, revenues for the freestanding hospitals segment increased $10.1 million in the second quarter of 2007 compared to the second quarter of 2006. Revenues for hospital rehabilitation services decreased $3.4 million in the second quarter of 2007 compared to the second quarter of 2006.

Contract therapy revenues increased by $37.2 million or 59.0% from $63.1 million in the second quarter of 2006 to $100.3 million in the second quarter of 2007. This revenue growth was primarily due to

REHABCARE GROUP, INC.

the acquisition of Symphony’s RehabWorks business, which contributed revenues of $38.6 million in the second quarter of 2007. We operated in 384 RehabWorks locations at June 30, 2007. After consideration of the revenue added by the acquisition of RehabWorks, other contract therapy revenues declined $1.4 million primarily due to a 7.4% decrease in the average number of legacy contract therapy locations operated in the current quarter, which was partially offset by an increase in same store revenues. The average number of legacy contract therapy locations operated decreased from 790 in the second quarter of 2006 to 732 in the second quarter of 2007. Year-over-year second quarter same store revenue growth was 6.4%, which is up from the 2.1% same store growth rate achieved in the prior year. Prior year same store growth was negatively impacted by the affects of the Part B therapy caps during the first two months of the second quarter of 2006.

Hospital rehabilitation services operating revenues declined 7.5% in the second quarter of 2007 as inpatient revenue declined 6.1% and outpatient revenue declined 11.1%. The decline in inpatient revenue reflects a 5.0% decline in the average number of units operated from 136 in the second quarter of 2006 to 129 in the second quarter of 2007. Same store acute rehabilitation revenues and discharges were flat compared to the second quarter of 2006. The 75% Rule continues to impact our unit level census and the number of discharges as patients with diagnoses outside of the 13 qualifying diagnoses are being treated at other patient care settings. The decline in outpatient revenue reflects an 18.5% decline in the average number of units operated from 43 in the second quarter of 2006 to 35 in the second quarter of 2007. The decline in outpatient revenue was partially offset by a 4.9% increase in outpatient same store revenues which was partly due to a 2.3% increase in same store units of service.

Freestanding hospital segment revenues were $27.0 million in the second quarter of 2007 compared to $16.9 million in the second quarter of 2006. The increase in revenues in 2007 reflects the mid-2006 acquisitions of Louisiana Specialty Hospital and Memorial Rehabilitation Hospital in Midland, Texas and the October 2006 opening of a freestanding rehabilitation hospital in Amarillo, Texas. The increase in revenues also reflects year-over-year second quarter same store revenue growth of $4.1 million or 26.0%. Approximately $1.4 million of this revenue growth is attributable to favorable adjustments to net liabilities for prior-year Medicare and Medicaid cost reports assumed in the acquisition of the four MeadowBrook hospitals.

Other healthcare services segment revenues were $12.2 million in the second quarter of 2007 and $2.6 million in the second quarter of 2006. This revenue change is mostly due to the July 1, 2006 acquisition of Symphony’s therapist and nurse staffing business and skilled nursing consulting business, which had combined revenues of approximately $8.8 million in the second quarter of 2007.

Costs and Expenses
	Three Months Ended June 30,
	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$145,691	80.5%	$101,074	79.2%
Division selling, general and administrative	11,744	6.5	9,690	7.6
Corporate selling, general and administrative	10,283	5.7	8,080	6.3
Impairment of intangible asset	4,906	2.7	—	—
Depreciation and amortization	4,213	2.3	2,957	2.3
Restructuring	—	—	(191)	(0.1)
Total costs and expenses	$176,837	97.7%	$121,610	95.3%

REHABCARE GROUP, INC.

Operating expenses increased as a percentage of revenues due to increased operating costs in contract therapy as discussed in more detail below and due to the overall shift in revenue mix toward our contract therapy and freestanding hospital businesses, which tend to have lower operating margins than our hospital rehabilitation services business. The decrease in division selling, general and administrative expenses as a percentage of revenues reflects the additional revenues from our new freestanding hospital business which requires less investment in division level selling and administrative personnel than our other businesses. The increase in corporate selling, general and administrative expenses resulted primarily from the acquisition of Symphony. Corporate selling, general and administrative expenses include $0.8 million of costs related to Symphony’s corporate office in Hunt Valley, Maryland and approximately $1.1 million of incremental expenses added to our corporate offices in St. Louis to support the Symphony businesses. We closed Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007. The freestanding hospital segment incurred a $4.9 million impairment charge in the second quarter of 2007 as discussed in more detail below. Depreciation and amortization increased primarily as a result of the July 1, 2006 acquisition of Symphony.

The Company’s provision for doubtful accounts is included in operating expenses. On a consolidated basis, the provision for doubtful accounts increased from $1.1 million in the second quarter of 2006 to $2.0 million in the second quarter of 2007. This entire increase is attributable to provisions for doubtful accounts for the businesses we acquired in the Symphony transaction on July 1, 2006, with the provision for doubtful accounts for the RehabWorks contract therapy business making up most of the balance. During the second quarter of 2007, the provision for doubtful accounts attributable to the RehabWorks business was a greater percentage of revenue than the historical levels for our legacy contract therapy business. We concluded that an incremental provision for doubtful accounts for RehabWorks receivables was warranted in the second quarter of 2007 primarily based on our assessment of the collection risk in the portfolio of RehabWorks receivables. The primary factor considered was the risk associated with the higher mix of direct bill receivable balances versus fee for service balances.

	Three Months Ended June 30,
	2007		2006
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$84,438	84.2%	$52,572	83.4%
Division selling, general and administrative	5,914	5.9	4,590	7.3
Corporate selling, general and administrative	6,682	6.7	4,015	6.4
Depreciation and amortization	2,115	2.1	1,173	1.8
Total costs and expenses	$99,149	98.9%	$62,350	98.9%
Hospital Rehabilitation Services:
Operating expenses	$29,625	70.9%	$32,270	71.4%
Division selling, general and administrative	3,726	8.9	4,160	9.2
Corporate selling, general and administrative	1,996	4.8	2,909	6.4
Depreciation and amortization	1,043	2.5	1,156	2.6
Total costs and expenses	$36,390	87.1%	$40,495	89.6%

REHABCARE GROUP, INC.

	Three Months Ended June 30,
	2007		2006
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Freestanding Hospitals:
Operating expenses	$22,412	83.0%	$14,263	84.5%
Division selling, general and administrative	745	2.8	450	2.7
Corporate selling, general and administrative	1,139	4.2	1,054	6.2
Impairment of intangible asset	4,906	18.2	—	—
Depreciation and amortization	932	3.4	611	3.6
Total costs and expenses	$30,134	111.6%	$16,378	97.0%
Other Healthcare Services:
Operating expenses	$9,438	77.2%	$2,038	78.1%
Division selling, general and administrative	1,359	11.1	490	18.8
Corporate selling, general and administrative	466	3.8	102	3.9
Depreciation and amortization	123	1.0	17	0.7
Total costs and expenses	$11,386	93.1%	$2,647	101.5%

Total contract therapy costs and expenses increased in the second quarter of 2007 compared to the second quarter of 2006 primarily due to the increase in direct operating expenses associated with the acquisition of Symphony’s RehabWorks business. RehabWorks accounts for the vast majority of the $31.9 million increase in the division’s direct operating expenses. Labor and benefit cost per minute of service was 9.2% higher at the acquired RehabWorks locations when compared to the legacy contract therapy locations in part due to the cost of rolling out handheld technology to the RehabWorks locations and the inefficiencies resulting from the integration activities. Labor and benefit cost per minute of service for legacy contact therapy locations decreased 1.3% from the second quarter of 2006 to the second quarter of 2007 as therapist productivity improvements during the current quarter more than offset the impact of wage rate increases. Additionally, prior year costs were negatively impacted by the direct and indirect factors related to efforts to recover from the Part B therapy caps that were implemented on January 1, 2006. Division selling, general and administrative expenses decreased significantly as a percentage of unit revenue reflecting efforts to control costs and, as anticipated, greater leveraging of these expenses with the acquisition of Symphony. Contract therapy’s corporate selling, general and administrative expenses increased in absolute dollars from the second quarter of 2006 to the second quarter of 2007 primarily as a result of a higher level of effort focused on RehabWorks integration activities and the inclusion of overhead costs for Symphony’s corporate office in Hunt Valley. Depreciation and amortization expense increased primarily as a result of the amortization of intangible assets resulting from the July 1, 2006 acquisition of Symphony. Contract therapy’s operating earnings increased from $0.7 million in the second quarter of 2006 to $1.1 million in the second quarter of 2007.

Total hospital rehabilitation services costs and expenses declined from the prior year quarter primarily due to declines in direct operating expenses and corporate selling, general and administrative expenses. Direct operating expenses declined as average units in operation fell from 179 to 164. Corporate selling, general and administrative expenses decreased from the prior year quarter to the current year quarter reflecting efforts to control costs and greater leveraging of selling, general and administrative expenses with the acquisition of Symphony. Total hospital rehabilitation services operating earnings increased by $0.7 million from $4.7 million in the second quarter of 2006 to $5.4 million in the second quarter of 2007.

Total freestanding hospital costs and expenses as a percentage of unit revenue increased significantly from the prior year quarter. Operating expenses as a percentage of unit revenue decreased slightly from the prior year quarter as unfavorable operating results at one of our new hospitals were offset by improved same

REHABCARE GROUP, INC.

store performance for hospitals operated by us for all of the second quarters of 2006 and 2007. In the second quarter of 2007, one of our hospitals recognized a $0.6 million charge to revenues to increase its allowances for contractual discounts. Payment information received in the current quarter indicated that the hospital’s previously estimated contractual allowances were inadequate. Also during the current quarter, we recorded favorable revenue adjustments of $1.4 million to net liabilities for prior-year Medicare and Medicaid cost reports assumed in the acquisition of the four MeadowBrook hospitals. Corporate selling, general and administrative expenses as a percentage of unit revenue decreased from the prior year quarter reflecting efforts to control costs and greater leveraging of selling, general and administrative expenses with the acquisition of Symphony. The segment recognized an impairment loss of $4.9 million in the second quarter of 2007 to reduce the carrying value of an intangible asset to its revised estimate of fair value based on the impact of a change in LTACH regulations issued by CMS on May 1, 2007. Note 8 to the condensed consolidated financial statements contains additional background information regarding the impairment loss. Depreciation and amortization expense increased primarily as a result of the amortization of intangible assets resulting from the 2006 acquisitions of Louisiana Specialty Hospital and Memorial Rehabilitation Hospital in Midland, Texas. The division incurred estimated start-up costs of approximately $0.1 million and $0.2 million during the quarters ended June 30, 2007 and 2006, respectively. The start-up costs in 2007 relate to our North Kansas City, Missouri and Austin, Texas joint ventures. As a result of these factors, the freestanding hospitals segment generated an operating loss of $3.1 million in the second quarter of 2007 compared to operating earnings of $0.5 million in the second quarter of 2006.

Other healthcare services segment generated operating earnings of $0.8 million in the second quarter of 2007 compared to approximately breakeven profitability in the second quarter of 2006. This improvement is due both to the acquisition of Symphony’s therapist and nurse staffing and skilled nursing consulting businesses on July 1, 2006 and improved performance in our hospital based consulting business.

Non-Operating Items

Interest income increased by $0.6 million from the second quarter of 2006 to the second quarter of 2007 primarily due to the recognition of $0.7 million of interest income related to a federal income tax refund claim. Note 13 to the condensed consolidated financial statements contains additional information regarding the status of the refund claim.

Interest expense increased from $0.3 million in the second quarter of 2006 to $2.3 million in the second quarter of 2007 primarily due to the increase in borrowings against our revolving credit facility which occurred in connection with the funding of the mid-2006 acquisitions of Symphony, Louisiana Specialty Hospital and Memorial Rehabilitation Hospital (Midland). As of June 30, 2007, the balance outstanding on the revolving credit facility was $102.5 million. Interest expense also includes interest on subordinated promissory notes issued as partial consideration for various acquisitions completed over the last two years, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit. As of June 30, 2007, the remaining aggregate principal balance on all subordinated promissory notes was $6.5 million.

Earnings before income taxes, equity in net loss of affiliates and minority interests decreased to $2.6 million in the second quarter of 2007 from $5.9 million in the second quarter of 2006. The provision for income taxes was $1.1 million in the second quarter of 2007 compared to $2.3 million in the second quarter of 2006, reflecting effective income tax rates of 40.0% and 39.5%, respectively.

Equity in net income (loss) of affiliates was $0.1 million in the second quarter of 2007 and $(0.1) million in the second quarter of 2006.

REHABCARE GROUP, INC.

Net earnings were $1.7 million in the second quarter of 2007 compared to $3.5 million in the second quarter of 2006. Diluted earnings per share were $0.09 in the second quarter of 2007 compared to $0.20 in the second quarter of 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Operating Revenues

Consolidated operating revenues during the first six months of 2007 increased by $115.7 million, or 46.4%, to $365.1 million compared to $249.4 million in the first six months of 2006. The revenue increase was primarily due to the acquisition of Symphony on July 1, 2006 and the addition of three new freestanding hospitals during 2006. The various Symphony businesses generated revenues of $96.6 million and the three added hospitals generated incremental revenues of approximately $14.0 million in the first six months of 2007. In total, revenues for the freestanding hospitals segment increased $21.0 million in the first six months of 2007 compared to the first six months of 2006. Revenues for hospital rehabilitation services decreased $6.6 million in the first six months of 2007 compared to the first six months of 2006.

Contract therapy revenues increased by $82.6 million or 68.6% from $120.5 million in the first six months of 2006 to $203.1 million in the first six months of 2007. This revenue growth was mostly due to the acquisition of Symphony’s RehabWorks business, which contributed revenues of $79.2 million in the first six months of 2007. The remaining revenue increase of $3.4 million is primarily due to increases in same store revenues and average revenue per minute of service, which offset the impact of a reduction in the average number of legacy contract therapy locations operated during the first half of 2007. Year-over-year first half same store revenue growth was 6.0%, which is up from the 1.2% same store growth rate achieved in the prior year. Prior year same store growth was negatively affected by the Part B therapy caps which went into place on January 1, 2006. Average revenue per minute of therapy service increased 3.6% from the first six months of 2006 to the first six months of 2007 reflecting the addition of RehabWorks’ higher average revenue per minute of therapy service, the impact of the Medicare Part A price rate increases passed along to clients, and a shift in revenue mix toward higher-priced Medicare Part B revenues in 2007 due to the fact that contract therapy revenues for the first six months of 2006 were negatively impacted by the implementation of Medicare Part B therapy caps as previously discussed. The average number of legacy contract therapy locations operated decreased from 770 in the first six months of 2006 to 742 in the first six months of 2007.

Hospital rehabilitation services operating revenues declined 7.2% in the first half of 2007 as inpatient revenue declined 5.4% and outpatient revenue declined 11.9%. The decline in inpatient revenue reflects a 5.0% decline in the average number of units operated from 137 in the first half of 2006 to 130 in the first half of 2007. Same store acute rehabilitation revenues and discharges were flat compared to the first six months of 2006. The 75% Rule continues to impact our unit level census and the number of discharges as patients with diagnoses outside of the 13 qualifying diagnoses are being treated at other patient care settings. The decline in outpatient revenue reflects a 16.1% decline in the average number of units operated from 42 in the first six months of 2006 to 36 in the first six months of 2007. The decline in outpatient revenue was partially offset by a 1.8% increase in outpatient same store revenues.

Freestanding hospital segment revenues were $53.0 million in the first six months of 2007 compared to $32.0 million in the first six months of 2006. The increase in revenues in 2007 reflects the mid-2006 acquisitions of Louisiana Specialty Hospital and Memorial Rehabilitation Hospital in Midland, Texas and the October 2006 opening of a freestanding rehabilitation hospital in Amarillo, Texas. The increase in revenues also reflects year-over-year first half same store revenue growth of $4.6 million or 15.6%. Approximately $1.4 million of this revenue growth is attributable to favorable adjustments to net liabilities

REHABCARE GROUP, INC.

for prior-year Medicare and Medicaid cost reports assumed in the acquisition of the four MeadowBrook hospitals.

Other healthcare services segment revenues were $24.4 million in the first six months of 2007 and $5.3 million in the first six months of 2006. This revenue change is almost entirely due to the July 1, 2006 acquisition of Symphony’s therapist and nurse staffing business and skilled nursing consulting business.

Costs and Expenses
	Six Months Ended June 30,
	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$297,913	81.6%	$198,314	79.5%
Division selling, general and administrative	23,409	6.4	18,846	7.6
Corporate selling, general and administrative	20,560	5.6	16,629	6.7
Impairment of intangible asset	4,906	1.4	—	—
Depreciation and amortization	8,525	2.3	5,861	2.3
Restructuring	—	—	(191)	(0.1)
Total costs and expenses	$355,313	97.3%	$239,459	96.0%

Operating expenses increased as a percentage of revenues due to increased operating costs in contract therapy as discussed in more detail below and due to the overall shift in revenue mix toward our contract therapy and freestanding hospital businesses, which tend to have lower operating margins than our hospital rehabilitation services business. The decrease in division selling, general and administrative expenses as a percentage of revenues reflects the additional revenues from our new freestanding hospital business which requires less investment in division level selling and administrative personnel than our other businesses. The increase in corporate selling, general and administrative expenses resulted primarily from the acquisition of Symphony. Corporate selling, general and administrative expenses include $2.4 million of costs related to Symphony’s corporate office in Hunt Valley, Maryland and approximately $2.2 million of incremental expenses added to our corporate offices in St. Louis to support the Symphony businesses. We closed Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007. The freestanding hospital segment incurred a $4.9 million impairment charge in the first six months of 2007 as discussed in more detail below. Depreciation and amortization increased primarily as a result of the July 1, 2006 acquisition of Symphony.

The Company’s provision for doubtful accounts is included in operating expenses. On a consolidated basis, the provision for doubtful accounts increased by $2.6 million from $2.2 million in the first half of 2006 to $4.8 million in the first half of 2007. $2.3 million of this increase is attributable to provisions for doubtful accounts for the RehabWorks contract therapy business which was acquired in the Symphony transaction on July 1, 2006. During the first six months of 2007, the provision for doubtful accounts attributable to the RehabWorks business was a greater percentage of revenue than the historical levels for our legacy contract therapy business. We concluded that an incremental provision for doubtful accounts for RehabWorks receivables was warranted in the first six months of 2007 primarily based on our assessment of the collection risk of several larger clients where we recently terminated services and our assessment of the overall risk in the portfolio of RehabWorks receivables.

REHABCARE GROUP, INC.

	Six Months Ended June 30,
	2007		2006
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$174,438	85.9%	$101,921	84.6%
Division selling, general and administrative	12,055	5.9	8,792	7.3
Corporate selling, general and administrative	13,475	6.6	8,109	6.7
Depreciation and amortization	4,241	2.1	2,300	1.9
Total costs and expenses	$204,209	100.5%	$121,122	100.5%
Hospital Rehabilitation Services:
Operating expenses	$60,832	71.5%	$64,986	70.9%
Division selling, general and administrative	7,415	8.7	7,875	8.6
Corporate selling, general and administrative	3,994	4.7	6,209	6.8
Depreciation and amortization	2,224	2.6	2,351	2.5
Total costs and expenses	$74,465	87.5%	$81,421	88.8%
Freestanding Hospitals:
Operating expenses	$44,123	83.2%	$27,454	85.7%
Division selling, general and administrative	1,199	2.3	1,112	3.5
Corporate selling, general and administrative	2,224	4.2	2,104	6.5
Impairment of intangible asset	4,906	9.2	—	—
Depreciation and amortization	1,813	3.4	1,183	3.7
Total costs and expenses	$54,265	102.3%	$31,853	99.4%
Other Healthcare Services:
Operating expenses	$18,988	77.9%	$4,042	76.2%
Division selling, general and administrative	2,740	11.2	1,067	20.1
Corporate selling, general and administrative	867	3.6	207	3.9
Depreciation and amortization	247	1.0	27	0.5
Total costs and expenses	$22,842	93.7%	$5,343	100.7%

Total contract therapy costs and expenses increased in the first six months of 2007 compared to the first six months of 2006 primarily due to the increase in direct operating expenses associated with the acquisition of Symphony’s RehabWorks business. RehabWorks accounts for the vast majority of the $72.5 million increase in the division’s direct operating expenses. Labor and benefit cost per minute of service is 10.9% higher at the acquired RehabWorks locations when compared to the legacy contract therapy locations in part due to the cost of rolling out handheld technology to the RehabWorks locations and the inefficiencies resulting from the integration activities. Legacy contract therapy’s direct operating expenses as a percentage of unit revenue decreased from 84.6% in the first six months of 2006 to 83.0% in the first six months of 2007 reflecting productivity improvements in 2007 and an increase in higher-margin Medicare Part B revenues. The introduction of Medicare Part B therapy caps on January 1, 2006 negatively impacted Medicare Part B revenues in the first six months of 2006. In addition, the division incurred a one-time recruiting fee of $0.6 million in connection with the hiring of the entire therapist staff of a large chain of facilities in the first quarter of 2006. Division selling, general and administrative expenses decreased as a percentage of unit revenue reflecting efforts to control costs and, as anticipated, greater leveraging of these expenses with the acquisition of Symphony. Contract therapy’s corporate selling, general and administrative expenses increased in absolute dollars from the first six months of 2006 to the first six months of 2007 primarily as a result of a higher level of effort focused on RehabWorks integration activities and the inclusion of overhead costs for Symphony’s corporate office in Hunt Valley. Depreciation and amortization expense increased primarily as a result of the amortization of intangible assets resulting from the July 1, 2006 acquisition of

REHABCARE GROUP, INC.

Symphony. Contract therapy incurred an operating loss of $1.1 million in the first six months of 2007 compared to an operating loss of $0.6 million in the first six months of 2006.

Total hospital rehabilitation services costs and expenses declined from the first half of 2006 to the first half of 2007 primarily due to declines in direct operating expenses and corporate selling, general and administrative expenses. Direct operating expenses declined as average units in operation fell from 179 to 166. The division’s direct operating expenses increased as a percentage of unit revenue, however, from the first six months of 2006 to the first six months of 2007 primarily as a result of pricing pressure experienced on certain contract renewals and a decline in therapist productivity, particularly in our outpatient business. Average revenue per unit of outpatient service declined 2.8% while outpatient labor and benefit costs per unit of service increased 1.2% compared to the prior year. Corporate selling, general and administrative expenses decreased from the first six months of 2006 to the first six months of 2007 reflecting efforts to control costs and greater leveraging of selling, general and administrative expenses with the acquisition of Symphony. Total hospital rehabilitation services operating earnings increased by $0.4 million from $10.2 million in the first six months of 2006 to $10.6 million in the first six months of 2007.

Total freestanding hospital costs and expenses increased as a percentage of unit revenue in the first six months of 2007 as compared to the first six months of 2006. Selling, general and administrative expenses as a percentage of unit revenue decreased from the prior year reflecting efforts to control costs and greater leveraging of selling, general and administrative expenses with the acquisition of Symphony. The segment recognized an impairment loss of $4.9 million in the first six months of 2007 to reduce the carrying value of an intangible asset to its revised estimate of fair value based on the impact of a change in LTACH regulations issued by CMS on May 1, 2007. Note 8 to the condensed consolidated financial statements contains additional background information regarding the impairment loss. Depreciation and amortization expense increased primarily as a result of the amortization of intangible assets resulting from the 2006 acquisitions of Louisiana Specialty Hospital and Memorial Rehabilitation Hospital in Midland, Texas. The division incurred estimated start-up costs of approximately $0.1 million and $0.7 million during the six months ended June 30, 2007 and 2006, respectively. The start-up costs in 2007 relate to our North Kansas City, Missouri and Austin, Texas joint ventures. As a result of these factors, the freestanding hospitals segment generated an operating loss of $1.2 million in the first six months of 2007 compared to operating earnings of $0.2 million in the first six months of 2006.

Other healthcare services segment generated operating earnings of $1.5 million in the first six months of 2007 compared to approximately breakeven profitability in the first six months of 2006. This improvement is primarily due to the acquisition of Symphony’s therapist and nurse staffing and skilled nursing consulting businesses on July 1, 2006.

Non-Operating Items

Interest income increased by $0.4 million from the first six months of 2006 to the first six months of 2007 primarily due to the recognition of $0.7 million of interest income in 2007 related to a federal income tax refund claim, which was partially offset by a decline in interest income earned on cash and investment balances. Note 13 to the condensed consolidated financial statements contains additional information regarding the status of the tax refund claim.

Interest expense increased from $0.6 million in the first six months of 2006 to $4.6 million in the first six months of 2007 primarily due to the increase in borrowings against our revolving credit facility which occurred in connection with the funding of the mid-2006 acquisitions of Symphony, Louisiana Specialty Hospital and Memorial Rehabilitation Hospital (Midland). As of June 30, 2007, the balance outstanding on the revolving credit facility was $102.5 million. Interest expense also includes interest on subordinated promissory notes issued as partial consideration for various acquisitions completed over the last

REHABCARE GROUP, INC.

two years, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit. As of June 30, 2007, the remaining aggregate principal balance on all subordinated promissory notes was $6.5 million.

Earnings before income taxes, equity in net loss of affiliates and minority interests decreased to $5.9 million in the first six months of 2007 from $9.7 million in the first six months of 2006. The provision for income taxes was $2.4 million in the first six months of 2007 compared to $3.8 million in the first six months of 2006, reflecting effective income tax rates of 40.0% and 39.5%, respectively.

Equity in net income (loss) of affiliates was $0.1 million in the first six months of 2007 and $(2.9) million in the first six months of 2006. During the first quarter of 2006, we elected to abandon our equity interest in InteliStaf Holdings and therefore wrote off the remaining $2.8 million carrying value of our investment in that entity.

Net earnings were $3.6 million in the first six months of 2007 compared to $2.9 million in the first six months of 2006. Diluted earnings per share were $0.21 in the first six months of 2007 compared to $0.17 in the first six months of 2006.

Liquidity and Capital Resources

As of June 30, 2007, we had $12.0 million in cash and cash equivalents, and a current ratio, the amount of current assets divided by current liabilities, of approximately 2 to 1. Working capital increased by $8.8 million to $94.8 million at June 30, 2007 as compared to $86.0 million at December 31, 2006. This increase was primarily due to an increase in current deferred tax assets which resulted from the adoption of FIN 48 in the first quarter of 2007. Net accounts receivable were $148.6 million at June 30, 2007 as compared to $153.7 million at December 31, 2006. The number of days’ average net revenue in net receivables was 74.9 and 77.9 at June 30, 2007 and December 31, 2006, respectively. This decline is primarily due to a decrease in HRS receivables and contract therapy receivables due to improved collections.

Our capital expenditures primarily relate to investments in information technology systems, the construction of new freestanding hospitals, equipment additions and replacements and various other capital improvements. Capital expenditures were $4.3 million and $6.3 million in the six months ended June 30, 2007 and 2006, respectively. Over the next few years, we plan to continue to invest significantly in information technology systems and the development and renovation of our freestanding hospitals.

The Company has historically financed its operations with funds generated from operating activities and borrowings under credit facilities and long-term debt instruments. We believe our cash on hand, cash generated from operations and availability under our credit facility will be sufficient to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements. We have a $175 million, five-year revolving credit facility, dated June 16, 2006, with $102.5 million outstanding as of June 30, 2007 at a weighted-average interest rate of approximately 7.2%. The revolving credit facility is expandable to $225 million, subject to the approval of the lending group and subject to our continued compliance with the terms of the credit agreement. As of June 30, 2007, we had approximately $10 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount we may borrow under the revolving credit facility. As of June 30, 2007, after consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $30 million.

As part of the purchases of Louisiana Specialty Hospital on June 1, 2006 and the MeadowBrook business in 2005, we issued long-term subordinated promissory notes to the respective selling parties. These notes bear interest at rates ranging from 6.0%-7.5%. As of June 30, 2007, $6.5 million of these notes

REHABCARE GROUP, INC.

remained outstanding. $4.0 million is due within the next twelve months, with the remainder payable by August 2008.

Effective June 1, 2007, we entered into a restated term loan agreement with Signature Healthcare Foundation (“Signature”). The restated term loan agreement supersedes and replaces a line of credit agreement and loans previously made by RehabCare to Signature between 2003 and 2005. Under the restated term loan agreement, Signature has agreed to pay the entire principal amount of approximately $1.4 million to RehabCare upon demand by RehabCare after May 31, 2010. In addition, Signature has agreed to pay interest on the outstanding principal balance on a quarterly basis at a rate equal to prime plus one percent.

Regulatory and Legislative Update

On May 1, 2007, CMS released a final rule that revises the reimbursement policy for long-term acute care hospitals (“LTACHs”) effective January 2008. The release also provides for extending the so-called 25% Rule to all LTACHs, including those LTACHs that have previously operated under a statutory exemption. The final rule limits LTACH prospective payment system (“PPS”) paid admissions from a single referral source to 25%. Admissions beyond the 25% threshold would be paid using lower inpatient PPS rates. Our LTACH in New Orleans, Louisiana had been statutorily exempt from that rule. Such exemption provided greater operational flexibility and fewer restrictions on the types of patients that could be admitted to that facility. Under the final rule, implementation of the 25% threshold will occur over a three year transition period. As more fully discussed in Note 8 to our condensed consolidated financial statements, we recognized a $4.9 million impairment loss in the second quarter of 2007 to reduce the carrying value of the New Orleans LTACH’s statutory exemption intangible asset to its revised estimate of fair value based on the impact of the change in regulations. We do not expect the final 25% Rule to have a significant impact on the Company’s operations in 2007 and 2008. We are developing mitigation strategies for subsequent years.

As of January 1, 2006, certain limits or caps on the amount of reimbursement for therapy services provided to most Medicare Part B patients within our contract therapy division came into effect. Medicare patients with clinical complexities may qualify for an automatic exception from the caps. These exceptions are scheduled to terminate by law on December 31, 2007. Proposed legislation is currently before the U. S. Congress that, if implemented, would extend the automatic exception process for two years.

To participate in Medicare, inpatient rehabilitation facilities (“IRFs”), such as those operated in our freestanding hospital division, and acute rehabilitation units (“ARUs”), such as those managed within our HRS division, must satisfy what is known as the 75% Rule. The rule requires that a certain percentage of patients fall within thirteen specific diagnostic categories. The compliance threshold had been 60% for cost reporting periods beginning on or after July 1, 2005. The compliance threshold increases from 60% to 65%, meaning that at least 65% of the patients admitted to an IRF or an ARU must fall within one of the thirteen specified diagnostic categories, for cost reporting years beginning on or after July 1, 2007. The 75% compliance threshold is scheduled to be fully implemented for cost reporting periods beginning on or after July 1, 2008. Proposed legislation is currently pending before Congress that, if enacted, would maintain the threshold at the 60% level.

On July 31, 2007, CMS issued final payment rules for IRFs and skilled nursing facilities for reporting year 2008. The changes include a 3.2% market basket increase for IRFs and a 3.3% market basket increase for skilled nursing facilities. In addition, the IRF rule does not extend the co-morbidity exception to the 75% Rule, which exception is set to expire on July 1, 2008.

The Medicare program is administered by contractors and fiscal intermediaries (“FIs”). Under the authority granted by CMS, certain FIs have issued local coverage determinations (“LCDs”) that are intended

REHABCARE GROUP, INC.

to clarify the clinical criteria or medical necessity under which Medicare reimbursement is available. Certain LCDs attempt to require a greater level of medical necessity for IRF patients. Those LCDs have been used by FIs to deny admission or reimbursement for some patients in our HRS division who require care. Included in the proposed 75% Rule amendments pending before Congress is language that would codify medical necessity criteria and require FI’s and other government contractors to use the standard contained in HCFA 85-2 issued on July 31, 1985 as the sole standard.

Beginning in the third quarter of 2006, our California-based ARU customers began receiving recoupment claims from CMS’s appointed recoupment audit contractor, PRG Schultz International, Inc. Under the recoupment audit program instituted by CMS, independent contractors such as PRG Schultz, have been appointed to search for overpayments made to Medicare providers. The contractors are awarded a percentage of the overpayments that are recouped. In California, PRG Schultz is aggressively attempting to recoup, on the basis of lack of medical necessity, what it alleges to be overpayments to our ARU customers. We are working with our ARU customers in California to defend the claims. CMS has announced that it intends to expand the recoupment audit program to additional states in the near future.

On June 29, 2007, CMS issued their proposed payment changes to the physician fee schedule for 2008. The proposal recommends a 9.9% reduction beginning on January 1, 2008. The physician fee schedule is used as the charge base for all Medicare Part B therapy services, such as those provided by our contract therapy and outpatient businesses. The proposal also seeks to require a higher level of credentials for therapists who treat Medicare patients. While stricter credentialing is anticipated to have little or no impact on our operations, the proposed rate reduction would adversely impact revenues in our contract therapy and HRS divisions. Congress has historically acted to reduce or eliminate these kinds of rate reductions when proposed by CMS. While there is again active discussion going on within the Congress on potential legislation, action is uncertain.

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

Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties. Our most critical accounting policies pertain to allowance for doubtful accounts, contractual allowances, goodwill and other intangible assets, impairment of long-lived assets, health, workers compensation and professional liability insurance accruals and accounting for investments in unconsolidated affiliates. Each of these critical accounting policies was discussed in our 2006 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no significant changes in the application of critical accounting policies during the first six months of 2007.

Item 3. – Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk from changes in interest rates. Borrowings under our credit facility bear interest at the lender’s prime rate and the London Interbank Offered Rate (“LIBOR”), at our option, with applicable margins varying based upon our consolidated total leverage ratio. Our LIBOR contracts vary in length from 30 to 180 days. At June 30, 2007, we had $102.5 million outstanding under the facility at a

REHABCARE GROUP, INC.

weighted-average interest rate of approximately 7.2%. Adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed. Based on the outstanding balance of the revolving credit facility at June 30, 2007, a 100 basis point increase in the LIBOR rate would result in additional interest expense of $1.0 million on an annualized basis. We are not a party to any derivative financial instruments.

Item 4. – Controls and Procedures

As of June 30, 2007, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. – Legal Proceedings

We are not a party to any material pending legal proceedings.

In the ordinary course of our business, we are a party to a number of other claims and lawsuits, as both plaintiff and defendant, which we regard as immaterial. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients. We do not believe that any liability resulting from such matters, after taking into consideration our insurance coverage and amounts already provided for, will have a material effect on our consolidated financial position or overall liquidity; however, such matters, or the expense of prosecuting or defending them, could have a material effect on cash flows and results of operations in a particular quarter or fiscal year as they develop or as new issues are identified.

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

August 7, 2007

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