Form 10-Q
period 2007-09-30
REHABCARE GROUP INC
filed 2007-11-06
CIK 812191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, par value $.01 per share	17,560,222 (a)

(a) Includes 272,980 shares of unvested restricted stock.

REHABCARE GROUP, INC.

PART 1. – FINANCIAL INFORMATION

Item 1. – Condensed Consolidated Financial Statements

REHABCARE GROUP, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30,	December 31,
	2007	2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$14,203	$9,430
Accounts receivable, net of allowance for doubtful accounts of $18,601 and $14,355, respectively	147,196	153,688
Deferred tax assets	16,518	6,065
Income taxes receivable	36	141
Other current assets	6,577	8,791
Total current assets	184,530	178,115
Marketable securities, trading	4,239	4,410
Property and equipment, net	29,315	31,833
Goodwill	168,729	167,440
Intangible assets, net	29,015	36,950
Investment in unconsolidated affiliate	4,582	3,295
Deferred tax assets	—	1,185
Other	4,921	5,068
Total assets	$425,331	$428,296

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$20,600	$5,559
Accounts payable	7,236	9,755
Accrued salaries and wages	46,607	50,525
Accrued expenses	25,861	26,294
Total current liabilities	100,304	92,133
Long-term debt, less current portion	80,000	115,000
Deferred compensation	4,233	4,432
Deferred tax liabilities	4,387	—
Other	497	5,866
Total liabilities	189,421	217,431
Minority interests	768	86
Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 21,235,640 shares and 21,131,640 shares as of September 30, 2007 and December 31, 2006, respectively	212	211
Additional paid-in capital	136,404	134,040
Retained earnings	153,230	131,232
Less common stock held in treasury at cost; 4,002,898 shares as of September 30, 2007 and December 31, 2006	(54,704)	(54,704)
Total stockholders’ equity	235,142	210,779
Total liabilities and stockholders’ equity	$425,331	$428,296

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Condensed Consolidated Statements of Earnings

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating revenues	$172,943	$183,162	$538,039	$432,546
Costs and expenses:
Operating	140,526	149,240	438,439	347,554
Selling, general and administrative:
Divisions	10,761	12,207	34,170	31,053
Corporate	9,334	10,904	29,894	27,533
Impairment of intangible asset	—	—	4,906	—
Depreciation and amortization	4,134	4,485	12,659	10,346
Restructuring	—	—	—	(191)
Total costs and expenses	164,755	176,836	520,068	416,295

Operating earnings	8,188	6,326	17,971	16,251

Interest income	38	73	780	417
Interest expense	(2,077)	(2,472)	(6,653)	(3,037)
Other income (expense)	18	(25)	(43)	(51)

Earnings before income taxes, equity in net income (loss) of affiliates and minority interests	6,167	3,902	12,055	13,580

Income taxes	(2,467)	(1,541)	(4,822)	(5,364)
Equity in net income (loss) of affiliates	79	(69)	168	(3,012)
Minority interests	131	10	157	13

Net earnings	$3,910	$2,302	$7,558	$5,217

Earnings per common share:
Basic	$0.23	$0.13	$0.44	$0.31
Diluted	$0.22	$0.13	$0.43	$0.30

Weighted-average number of common shares outstanding:
Basic	17,212	17,098	17,174	16,969
Diluted	17,443	17,296	17,381	17,231

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; amounts in thousands)

	Nine Months Ended,
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$7,558	$5,217
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	12,659	10,346
Provision for doubtful accounts	6,914	3,627
Equity in net (income) loss of affiliates	(168)	3,012
Minority interests	(157)	(13)
Impairment of intangible asset	4,906	—
Stock-based compensation expense	1,217	1,481
Income tax benefits from share-based payments	281	861
Excess tax benefits from share-based payments	(182)	(860)
Restructuring	—	(191)
Loss on disposal of property and equipment	43	51
Changes in assets and liabilities:
Accounts receivable, net	(1,839)	(16,809)
Other current assets	2,240	(1,545)
Other assets	261	215
Accounts payable	(2,483)	(3,210)
Accrued salaries and wages	(4,015)	(541)
Income taxes payable and deferred taxes	4,190	1,161
Accrued expenses	(151)	1,517
Deferred compensation	(420)	(275)
Net cash provided by operating activities	30,854	4,044

Cash flows from investing activities:
Additions to property and equipment	(6,463)	(9,659)
Purchase of marketable securities	(316)	(294)
Proceeds from sale/maturities of marketable securities	708	620
Investment in unconsolidated affiliate	(1,119)	—
Purchase of businesses, net of cash acquired	(1)	(135,606)
Other, net	(713)	(400)
Net cash used in investing activities	(7,904)	(145,339)

Cash flows from financing activities:
Net change in revolving credit facility	(18,900)	121,000
Principal payments on long-term debt	(1,059)	(2,148)
Debt issue costs	—	(892)
Contributions by minority interest shareholders	654	49
Exercise of stock options	946	2,495
Excess tax benefits from share-based payments	182	860
Net cash (used in) provided by financing activities	(18,177)	121,364

Net increase (decrease) in cash and cash equivalents	4,773	(19,931)
Cash and cash equivalents at beginning of period	9,430	28,103
Cash and cash equivalents at end of period	$14,203	$8,172

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Nine Month Periods Ended September 30, 2007 and 2006

(Unaudited)

(1)	Basis of Presentation

The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly and majority owned affiliates. The Company accounts for its investments in less than 50% owned affiliates using the equity method. All significant intercompany accounts and activity have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. The results of operations for the three months and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the fiscal year. Certain prior year amounts may have been reclassified to conform to current year presentation. Effective July 1, 2006, the Company acquired all of the outstanding limited liability company membership interests of Symphony Health Services, LLC (“Symphony”). Symphony’s results of operations have been included in the Company’s financial statements prospectively beginning on July 1, 2006.

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

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2007	2006	2007	2006

Share-based compensation expense	$320	$339	$1,217	$1,481
Income tax benefit	123	131	470	572

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The Company has various incentive plans that provide long-term incentive and retention awards. These awards include stock options and restricted stock awards. At September 30, 2007, a total of 770,560 shares were available for future issuance under the plans.

Stock Options

No stock options were granted during the nine months ended September 30, 2007. As of September 30, 2007, there was approximately $0.4 million of unrecognized compensation cost related to nonvested options. Such cost is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Awards

In 2006, the Company began issuing restricted stock awards to attract and retain key Company executives. At the end of a three-year restriction period, the awards will vest and be transferred to the participant provided that the participant has been an employee of the Company continuously throughout the restriction period. In the first quarter of 2007, the Company also began issuing restricted stock awards to its nonemployee directors and such awards generally vest in equal tranches over the first four quarters following the date of grant.

The Company’s restricted stock awards have been classified as equity awards under Statement 123R. In general, the Company will receive a tax deduction for each restricted stock award on the vesting date equal to the fair market value of the restricted stock on the vesting date.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2007 and changes during the nine-month period ended September 30, 2007 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at December 31, 2006	87,750	$18.33
Granted	231,820	15.02
Vested	(15,000)	14.57
Forfeited	(22,840)	16.14
Nonvested at September 30, 2007	281,730	$15.98

As of September 30, 2007, there was approximately $3.4 million of unrecognized compensation cost related to nonvested restricted stock awards. Such cost is expected to be recognized over a weighted-average period of 2.0 years.

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

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted earnings per share –
net earnings	$3,910	$2,302	$7,558	$5,217

Denominator:
Denominator for basic earnings per share –
weighted-average shares outstanding	17,212	17,098	17,174	16,969

Effect of dilutive securities:
stock options and restricted stock awards	231	198	207	262

Denominator for diluted earnings per share –
adjusted weighted-average shares	17,443	17,296	17,381	17,231

Basic earnings per share	$0.23	$0.13	$0.44	$0.31
Diluted earnings per share	$0.22	$0.13	$0.43	$0.30

For the three months and nine months ended September 30, 2007, outstanding stock options totaling approximately 1.3 million potential shares in each period were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the three months and nine months ended September 30, 2006, outstanding stock options totaling approximately 1.4 million potential shares in each period were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

(5)	Comprehensive Income

Comprehensive income consisted only of net income in the three months and nine months ended September 30, 2007 and 2006.

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

In January 2005, the Company paid $3.6 million for a 40% equity interest in Howard Regional Specialty Care, LLC (“HRSC”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana. The Company uses the equity method to account for its investment in HRSC. The value of the Company’s investment in HRSC at the transaction date exceeded its share of the book value of HRSC’s stockholders’ equity by approximately $3.5 million. This excess is being accounted for as equity method goodwill. In February 2007, the Company invested an additional $1.1 million of cash in HRSC, and the majority owner invested an additional $1.7 million. HRSC used these funds to meet its working capital needs and to acquire an outpatient rehabilitation business in Kokomo. The carrying value of the Company’s investment in HRSC was $4.6 million and $3.3 million at September 30, 2007 and December 31, 2006, respectively.

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

The Company recognized employee termination costs and lease exit costs associated with exiting certain Symphony pre-acquisition activities as liabilities assumed in the acquisition and included in the allocation of the purchase price for Symphony. The following table provides a roll-forward of the liability for accrued exit costs from the acquisition date through September 30, 2007 (amounts in millions):

	Employee	Lease	Total
	Termination	Exit	Exit
	Costs	Costs	Costs
Balance, July 1, 2006	$4.2	$1.6	$5.8
Payments	(1.8)	(0.4)	(2.2)
Balance, December 31, 2006	2.4	1.2	3.6
Change in purchase price allocation	—	0.1	0.1
Payments	(2.0)	(0.7)	(2.7)
Balance, September 30, 2007	$0.4	$0.6	$1.0

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

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended
	September 30, 2006
	As Reported	Pro Forma

Operating revenues	$432.5	$542.9
Net earnings	$5.2	$2.9
Diluted earnings per share	$0.30	$0.17

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

On May 1, 2007, the Centers for Medicare and Medicaid Services (“CMS”) released a final rule that will have the effect of applying the 25% Rule to all LTACHs, including those LTACHs that have previously operated under a statutory exemption. The final rule limits LTACH prospective payment system (“PPS”) paid admissions from a single referral source to 25%. Admissions beyond the 25% threshold would be paid using lower inpatient PPS rates. Under the final rule, implementation of the 25% threshold will occur over a three year transition period. For the Company’s LTACH in New Orleans, the threshold will be 75% for the year beginning January 1, 2008, 50% for the year beginning January 1, 2009 and 25% for all periods beginning on or after January 1, 2010.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The Company determined that the issuance of the final rule by CMS on May 1, 2007 resulted in a triggering event during the second quarter of 2007 that required the useful life of the statutory exemption intangible asset to be reassessed as finite-lived and a corresponding impairment analysis to be performed. Based on that analysis, the Company recognized an impairment loss of $4.9 million in the second quarter of 2007 in the freestanding hospitals segment to reduce the carrying value of this intangible asset to its revised estimate of fair value based on the impact of the change in regulations. In addition, starting on May 1, 2007, the Company began amortizing the remaining $0.5 million carrying value of the intangible asset on a straight-line basis over the asset’s remaining useful life, which ends on December 31, 2009. The Company computed the fair value of the statutory exemption intangible asset using a present value technique and the Company’s projections of cash flow expected to be generated over the intangible asset’s remaining estimated useful life.

At September 30, 2007 and December 31, 2006, the Company had the following intangible asset balances (in thousands of dollars):

	September 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Noncompete agreements	$4,460	$(1,315)	$4,514	$(851)
Customer contracts and relationships	23,096	(6,874)	23,066	(4,936)
Trade names	8,773	(1,118)	8,773	(645)
Medicare exemption	454	(71)	—	—
Lease arrangements	905	(105)	905	(46)
Total	$37,688	$(9,483)	$37,258	$(6,478)

Unamortized Intangible Assets:
Trade names	$810		$810
Medicare exemption	—		5,360
Total	$810		$6,170

Amortization expense on intangible assets was approximately $986,000 and $1,196,000 for the three months ended September 30, 2007 and 2006, respectively, and $3,005,000 and $1,875,000 for the nine months ended September 30, 2007 and 2006, respectively.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows (in thousands):

	Contract		Freestanding	Other Healthcare
	Therapy	HRS (a)	Hospitals	Services	Total
Balance at December 31, 2006	$65,911	$39,715	$45,227	$16,587	$167,440
Purchase price adjustments
and allocations	996	—	12	281	1,289
Balance at September 30, 2007	$66,907	$39,715	$45,239	$16,868	$168,729

(a)	Hospital rehabilitation services (HRS).

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(9)	Long-Term Debt

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

The Amended and Restated Credit Agreement contains administrative covenants that are ordinary and customary for similar credit facilities. The credit facility also includes financial covenants, including requirements for us to comply on a consolidated basis with a maximum ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum ratio of total funded debt to EBITDA and a minimum ratio of adjusted EBITDA to fixed charges. As of September 30, 2007, the Company was in compliance with all debt covenants.

The annual fees and interest rates to be charged in connection with the credit facility and the outstanding principal balance are variable based upon the Company’s consolidated leverage ratios. As of September 30, 2007, the balance outstanding against the revolving credit facility was $94.6 million at a weighted-average interest rate of approximately 7.0%.

As of September 30, 2007, the Company had approximately $10 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount the Company may borrow under its line of credit. As of September 30, 2007, after the consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $43 million.

In connection with the asset purchases of Louisiana Specialty Hospital in June 2006 and MeadowBrook Healthcare in August 2005, the Company issued long-term subordinated promissory notes to the respective selling parties. As of September 30, 2007, the remaining aggregate principal balance on all subordinated promissory notes was $6.0 million.

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

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended,		Nine Months Ended,
Operating Revenues	September 30,		September 30,
	2007	2006	2007	2006
Program management:
Contract therapy	$98,274	$107,690	$301,381	$228,181
Hospital rehabilitation services	40,286	44,338	125,343	135,982
Program management total	138,560	152,028	426,724	364,163
Freestanding hospitals	24,422	21,396	77,449	53,429
Other healthcare services	10,153	9,976	34,526	15,281
Less intercompany revenues (1)	(192)	(238)	(660)	(327)
Total	$172,943	$183,162	$538,039	$432,546

	Three Months Ended,		Nine Months Ended,
Operating Earnings (Loss)	September 30,		September 30,
	2007	2006	2007	2006
Program management:
Contract therapy	$3,155	$(664)	$2,053	$(1,295)
Hospital rehabilitation services	6,309	6,135	16,901	16,358
Program management total	9,464	5,471	18,954	15,063
Freestanding hospitals	(1,643)	438	(2,881)	618
Other healthcare services	367	417	1,898	379
Restructuring	—	—	—	191
Total	$8,188	$6,326	$17,971	$16,251

	Three Months Ended,		Nine Months Ended,
Depreciation and Amortization	September 30,		September 30,
	2007	2006	2007	2006
Program management:
Contract therapy	$2,035	$2,408	$6,276	$4,708
Hospital rehabilitation services	931	1,160	3,155	3,511
Program management total	2,966	3,568	9,431	8,219
Freestanding hospitals	1,042	787	2,855	1,970
Other healthcare services	126	130	373	157
Total	$4,134	$4,485	$12,659	$10,346

	Three Months Ended,		Nine Months Ended,
Capital Expenditures	September 30,		September 30,
	2007	2006	2007	2006
Program management:
Contract therapy	$665	$1,140	$1,837	$2,744
Hospital rehabilitation services	184	362	296	1,161
Program management total	849	1,502	2,133	3,905
Freestanding hospitals	1,244	1,826	4,192	5,733
Other healthcare services	82	9	138	21
Total	$2,175	$3,337	$6,463	$9,659

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	Total Assets		Unamortized Goodwill
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006
Program management:
Contract therapy	$183,491	$189,338	$66,907	$65,911
Hospital rehabilitation services	109,180	110,800	39,715	39,715
Program management total	292,671	300,138	106,622	105,626
Freestanding hospitals (2)	95,510	92,681	45,239	45,227
Other healthcare services	37,150	35,477	16,868	16,587
Total	$425,331	$428,296	$168,729	$167,440

(1)	Intercompany revenues represent sales of services, at market rates, between the Company’s operating segments.
(2)	Freestanding hospital total assets include the carrying value of the Company’s equity investment in HRSC.

(11)	Related Party Transactions

The Company’s hospital rehabilitation services division recognized operating revenues for services provided to HRSC, the Company’s 40% owned equity method investment, of approximately $0.4 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively. In March 2007, the Company canceled its existing management services contract with HRSC as part of a plan to improve HRSC’s profitability.

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $142,000 and $106,000 for the three months ended September 30, 2007 and 2006, respectively and $368,000 and $302,000 for the nine months ended September 30, 2007 and 2006, respectively. 55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short. The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

(12)	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. This Interpretation requires financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Based on the accounting standards that existed prior to FIN 48, the Company had not recognized a $14.4 million potential tax benefit in its financial statements at December 31, 2006 for the losses incurred in connection with the Company’s former investment in InteliStaf. In accordance with the provisions of FIN 48, the Company evaluated the technical merits of its uncertain tax positions. The Company believes it will more likely than not obtain a tax deduction for the full amount of the losses incurred on its investment in InteliStaf. Based on that evaluation, the Company has recorded a $14.4 million reduction in its reserves for uncertain tax positions and a $14.4 million increase to its January 1, 2007 balance of retained earnings to recognize the cumulative effect of applying FIN 48. This cumulative-effect adjustment represents the difference between the net amount of assets and liabilities recognized in the statement of financial position prior to the application of FIN 48 and the net amount of assets and liabilities recognized as a result of applying FIN 48. As of January 1, 2007, the Company had approximately $0.4

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

million of total unrecognized tax benefits. Approximately $0.4 million also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate. The total amount of unrecognized tax benefits increased by $0.1 million during the first nine months of 2007.

The Company’s practice is to recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of selling, general and administrative expenses. As of September 30, 2007, the Company had accrued an insignificant amount for interest and penalties.

RehabCare and its subsidiaries file income tax returns for U.S. federal income taxes and various state income taxes. The Company is no longer subject to U.S. federal income tax examination for years prior to 2003. In 2005, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. federal income tax return for 2003. As of September 30, 2007, the IRS had not proposed any adjustments to the return as filed and had verbally informed the Company that their examination was complete.

(13)	Recently Issued Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Statement 157 does not require any new fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of Statement 157 is expected to have no impact on the Company’s current financial position or results of operations.

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

REHABCARE GROUP, INC.

Selected Operating Statistics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Program Management:
Contract Therapy:
Operating revenues (in thousands)	$98,274	$107,690	$301,381	$228,181
Average number of locations	1,106	1,274	1,140	940
Average revenue per location	$88,832	$84,531	$264,365	$242,802

Hospital Rehabilitation Services:
Operating revenues (in thousands)
Inpatient	$29,512	$32,517	$92,193	$98,750
Outpatient	10,774	11,821	33,150	37,232
Total	$40,286	$44,338	$125,343	$135,982

Average number of programs
Inpatient	124	136	128	137
Outpatient	35	40	35	42
Total	159	176	163	179

Average revenue per program
Inpatient	$238,227	$238,546	$719,966	$721,965
Outpatient	307,848	298,030	936,378	897,192
Total	$253,564	$251,952	$766,837	$762,754

Freestanding Hospitals:
Operating revenues (in thousands)	$24,422	$21,396	$77,449	$53,429
Number of facilities at end of period (a)	9	7	9	7

Other Healthcare Services:
Operating revenues (in thousands)	$10,153	$9,976	$34,526	$15,281

(a)

Represents the number of facilities in operation at the end of the respective period. The number at September 30, 2007 includes our Austin rehabilitation hospital which admitted its first patient in August 2007 and is in the process of being certified by Medicare.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Operating Revenues

Consolidated operating revenues during the third quarter of 2007 decreased by $10.2 million, or 5.6%, to $172.9 million compared to $183.2 million in the third quarter of 2006. The revenue decline was primarily due to a decrease in the average number of program management units operated in the current quarter. Revenues for contract therapy and hospital rehabilitation services declined $9.4 million and $4.1 million, respectively, in the third quarter of 2007. These declines in revenue were partially offset by growth in our freestanding hospital business.

REHABCARE GROUP, INC.

Contract therapy revenues declined 8.7% in the third quarter of 2007 compared to the third quarter of 2006. This revenue decline was primarily due to a 13.2% decrease in the average number of locations operated in the current quarter, partially offset by a 5.4% increase in same store revenues.

Hospital rehabilitation services operating revenues declined 9.1% in the third quarter of 2007 compared to the third quarter of 2006 as inpatient revenue declined 9.2% and outpatient revenue declined 8.9%. The decline in inpatient revenue reflects a 9.1% decline in the average number of units operated. Same store acute rehabilitation discharges declined 2.7% compared to the third quarter of 2006. The 75% Rule continues to impact our unit level census and the number of discharges as patients with diagnoses outside of the 13 qualifying diagnoses are being treated at other patient care settings. The decline in outpatient revenue reflects an 11.7% decline in the average number of units operated, partially offset by a 2.5% increase in outpatient same store revenues which was partly due to a 1.8% increase in same store units of service.

Freestanding hospital segment revenues were $24.4 million in the third quarter of 2007 compared to $21.4 million in the third quarter of 2006. The increase in revenues in 2007 reflects a full quarter of operations for a rehabilitation hospital in Midland, Texas which opened in August 2006 and a rehabilitation hospital in Amarillo, Texas which opened in October 2006. Same store revenues grew only 0.6% in the third quarter of 2007. Same store revenues in the third quarter of 2007 were negatively impacted by adjustments to contractual discounts of $1.4 million as a result of refinements to our estimates of expected reimbursements on outstanding receivables.

Other healthcare services segment revenues were $10.2 million in the third quarter of 2007 compared to $10.0 million in the third quarter of 2006.

Costs and Expenses
	Three Months Ended September 30,
	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$140,526	81.3%	$149,240	81.5%
Division selling, general and administrative	10,761	6.2	12,207	6.7
Corporate selling, general and administrative	9,334	5.4	10,904	5.9
Depreciation and amortization	4,134	2.4	4,485	2.4
Total costs and expenses	$164,755	95.3%	$176,836	96.5%

Operating expenses decreased as a percentage of revenues primarily due to a $1.1 million decrease in professional liability expense. This decrease, which affects each of our operating divisions that provide patient care, reflects a favorable change in the Company’s estimated losses on both claims incurred and reported and claims incurred but not reported based upon our latest projections. The decrease in selling, general and administrative expenses as a percentage of revenues reflects efforts to control costs and the costs savings achieved from closing Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007.

The Company’s provision for doubtful accounts is included in operating expenses. On a consolidated basis, the provision for doubtful accounts increased from $1.5 million in the third quarter of 2006 to $2.1 million in the third quarter of 2007. This increase is primarily attributable to our legacy

REHABCARE GROUP, INC.

contract therapy business. In the third quarter of 2006, we recorded a reduction of the allowance for legacy contract therapy receivables based on favorable settlements of several risk accounts during the period and our assessment of the overall risk in the portfolio of legacy contract therapy receivables at that time. No adjustments of this kind were recorded in the third quarter of 2007.

	Three Months Ended September 30,
	2007		2006
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$81,713	83.1%	$91,256	84.7%
Division selling, general and administrative	5,575	5.7	6,870	6.4
Corporate selling, general and administrative	5,796	5.9	7,820	7.3
Depreciation and amortization	2,035	2.1	2,408	2.2
Total costs and expenses	$95,119	96.8%	$108,354	100.6%
Hospital Rehabilitation Services (HRS):
Operating expenses	$27,980	69.5%	$31,350	70.7%
Division selling, general and administrative	3,028	7.5	3,768	8.5
Corporate selling, general and administrative	2,038	5.0	1,925	4.4
Depreciation and amortization	931	2.3	1,160	2.6
Total costs and expenses	$33,977	84.3%	$38,203	86.2%
Freestanding Hospitals:
Operating expenses	$23,164	94.8%	$19,000	88.8%
Division selling, general and administrative	747	3.1	389	1.8
Corporate selling, general and administrative	1,112	4.6	782	3.7
Depreciation and amortization	1,042	4.2	787	3.7
Total costs and expenses	$26,065	106.7%	$20,958	98.0%
Other Healthcare Services:
Operating expenses	$7,861	77.4%	$7,872	78.9%
Division selling, general and administrative	1,411	13.9	1,180	11.8
Corporate selling, general and administrative	388	3.8	377	3.8
Depreciation and amortization	126	1.3	130	1.3
Total costs and expenses	$9,786	96.4%	$9,559	95.8%

Total contract therapy costs and expenses decreased in the third quarter of 2007 compared to the third quarter of 2006 primarily due to the decrease in the average number of locations operated and the cost savings achieved from closing Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007. Direct operating expenses declined as a percentage of unit revenue reflecting continued efficiencies realized from the integration of the former RehabWorks’ units and a decline in professional liability expense, partially offset by an increase in the provision for doubtful accounts as previously discussed. Labor and benefit costs per minute of service declined by 3.5% from the third quarter of 2006 to the third quarter of 2007 as therapist productivity improvements and lower contract labor usage during the current quarter more than offset the impact of wage rate and benefit cost increases. Division and corporate selling, general and administrative expenses decreased as a percentage of unit revenue primarily due to synergies achieved in the integration of the Symphony business. Depreciation and amortization expense decreased primarily due to lower depreciation and amortization associated with Symphony’s software costs and intangible assets which

REHABCARE GROUP, INC.

became fully amortized. Contract therapy’s operating earnings were $3.2 million in the third quarter of 2007 compared to a loss of $0.7 million in the third quarter of 2006.

Total hospital rehabilitation services costs and expenses declined from the third quarter of 2006 to the third quarter of 2007 primarily due to a decline in direct operating expenses. Direct operating expenses declined as average units in operation fell from 176 to 159. The division’s direct operating expenses also decreased as a percentage of unit revenue due primarily to a decrease in professional liability expense as previously discussed. In the third quarter of 2007, the Company moved certain HRS division resources to our freestanding hospital division and others were moved to a corporate role because they are no longer fully dedicated to HRS. These actions resulted in a decline in HRS’s division selling, general and administrative expenses and an increase in the amount of corporate selling, general and administrative expenses allocated to HRS in the third quarter of 2007. Total hospital rehabilitation services operating earnings increased by $0.2 million from $6.1 million in the third quarter of 2006 to $6.3 million in the third quarter of 2007.

Total freestanding hospital costs and expenses increased from the prior year quarter. Operating expenses as a percentage of unit revenue increased from the prior year quarter primarily due to the aforementioned adjustments to contractual discounts, an unfavorable shift in payor mix at one location and case management issues at other locations. The division incurred start-up costs of approximately $0.7 million and $0.9 million during the quarters ended September 30, 2007 and 2006, respectively. The start-up costs in 2007 primarily relate to our Austin, Texas joint venture. Selling, general and administrative expenses increased from the prior year quarter due to the growth of this segment and the movement of certain administrators from our HRS division. Depreciation and amortization expense increased from the third quarter of 2006 to the third quarter of 2007 primarily due to depreciation associated with leasehold improvements at the Amarillo hospital. As a result of these factors, the freestanding hospitals segment generated an operating loss of $1.6 million in the third quarter of 2007 compared to operating earnings of $0.4 million in the third quarter of 2006.

Other healthcare services segment generated operating earnings of $0.4 million in both the third quarter of 2007 and the third quarter of 2006.

Non-Operating Items

Interest expense decreased from $2.5 million in the third quarter of 2006 to $2.1 million in the third quarter of 2007 primarily due to the reduction in borrowings against our revolving credit facility. The balance outstanding on the revolving credit facility was $94.6 million and $121.0 million at September 30, 2007 and 2006, respectively. Interest expense also includes interest on subordinated promissory notes issued as partial consideration for various acquisitions completed over the last two years, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit. As of September 30, 2007, the remaining aggregate principal balance on all subordinated promissory notes was $6.0 million.

Earnings before income taxes, equity in net loss of affiliates and minority interests increased to $6.2 million in the third quarter of 2007 from $3.9 million in the third quarter of 2006. The provision for income taxes was $2.5 million in the third quarter of 2007 compared to $1.5 million in the third quarter of 2006, reflecting effective income tax rates of 40.0% and 39.5%, respectively.

Equity in net income (loss) of affiliates was $0.1 million in the third quarter of 2007 and $(0.1) million in the third quarter of 2006.

Net earnings were $3.9 million in the third quarter of 2007 compared to $2.3 million in the third quarter of 2006. Diluted earnings per share were $0.22 in the third quarter of 2007 compared to $0.13 in the third quarter of 2006.

REHABCARE GROUP, INC.

Nine months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Operating Revenues

Consolidated operating revenues during the first nine months of 2007 increased by $105.5 million, or 24.4%, to $538.0 million compared to $432.5 million in the first nine months of 2006. The revenue increase was primarily due to the acquisition of Symphony on July 1, 2006 and the addition of three new freestanding hospitals during 2006. The various Symphony businesses and the three added hospitals generated incremental revenues of approximately $88.2 million and $16.9 million, respectively, in the first nine months of 2007. In total, revenues for the freestanding hospitals segment increased $24.0 million in the first nine months of 2007 compared to the first nine months of 2006. Revenues for hospital rehabilitation services decreased $10.6 million in the first nine months of 2007 compared to the first nine months of 2006.

Contract therapy revenues increased by 32.1% in the first nine months of 2007 compared to the first nine months of 2006. This revenue growth reflects the acquisition of Symphony’s RehabWorks business, which contributed incremental revenues of $71.3 million in the first nine months of 2007. Legacy contract therapy revenues increased by $1.9 million primarily due to a 6.5% increase in same store revenues and a 0.7% increase in average revenue per minute of service, which more than offset the 5.2% reduction in the average number of legacy contract therapy locations operating during the first nine months of 2007. The year-over-year same store revenue growth of 6.5% was an improvement over the 1.5% same store growth rate achieved in the first nine months of 2006. Same store revenue growth in 2006 was negatively affected by the Part B therapy caps that went into place on January 1, 2006.

Hospital rehabilitation services operating revenues declined 7.8% in the first nine months of 2007 as inpatient revenue declined 6.6% and outpatient revenue declined 11.0%. The decline in inpatient revenue reflects a 6.4% decline in the average number of units operated in the first nine months of 2007 compared to the first nine months of 2006. Same store acute rehabilitation revenues and discharges were down slightly compared to the first nine months of 2006. The 75% Rule continues to impact our unit level census and the number of discharges as patients with diagnoses outside of the 13 qualifying diagnoses are being treated at other patient care settings. The decline in outpatient revenue reflects a 14.7% decline in the average number of units operated, partially offset by a 2.0% increase in outpatient same store revenues.

Freestanding hospital segment revenues were $77.4 million in the first nine months of 2007 compared to $53.4 million in the first nine months of 2006. The increase in revenues in 2007 reflects the mid-2006 acquisitions of Louisiana Specialty Hospital and Memorial Rehabilitation Hospital in Midland, Texas and the October 2006 opening of a freestanding rehabilitation hospital in Amarillo, Texas. The increase in revenues also reflects year-over-year same store revenue growth of $3.9 million or 8.9%.

Other healthcare services segment revenues were $34.5 million in the first nine months of 2007 and $15.3 million in the first nine months of 2006. This revenue change is almost entirely due to the July 1, 2006 acquisition of Symphony’s therapist and nurse staffing business and skilled nursing consulting business.

REHABCARE GROUP, INC.

Costs and Expenses
	Nine Months Ended September 30,
	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$438,439	81.5%	$347,554	80.3%
Division selling, general and administrative	34,170	6.4	31,053	7.2
Corporate selling, general and administrative	29,894	5.6	27,533	6.3
Impairment of intangible asset	4,906	0.9	—	—
Depreciation and amortization	12,659	2.3	10,346	2.4
Restructuring	—	—	(191)	—
Total costs and expenses	$520,068	96.7%	$416,295	96.2%

Operating expenses increased as a percentage of revenues due to the overall shift in revenue mix toward our contract therapy and freestanding hospital businesses, which tend to have lower operating margins than our hospital rehabilitation services business. The decrease in selling, general and administrative expenses as a percentage of revenues reflects greater leveraging of these expenses with the July 1, 2006 acquisition of Symphony and cost savings achieved from closing Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007. The freestanding hospital segment incurred a $4.9 million impairment charge in the first nine months of 2007 as discussed in more detail below. Depreciation and amortization increased primarily as a result of the acquisition of Symphony.

The Company’s provision for doubtful accounts is included in operating expenses. On a consolidated basis, the provision for doubtful accounts increased by $3.3 million from $3.6 million in the first nine months of 2006 to $6.9 million in the first nine months of 2007. This increase is primarily attributable to incremental bad debt expense for the Symphony businesses combined with lower expense for our legacy contract therapy business in the third quarter of 2006 due to favorable settlements of several risk accounts during that quarter and our assessment of the overall risk in the receivable portfolio at that time. Of the $3.3 million year-over-year increase, $2.1 million is attributable to provisions for doubtful accounts for the RehabWorks contract therapy business which was acquired in the Symphony transaction on July 1, 2006. During the first nine months of 2007, the provision for doubtful accounts attributable to the RehabWorks business was a greater percentage of revenue than the historical levels for our legacy contract therapy business. We concluded that an incremental provision for doubtful accounts for RehabWorks receivables was warranted in the first nine months of 2007 primarily based on our assessment of the collection risk of several larger clients where we recently terminated services and our assessment of the overall risk in the portfolio of RehabWorks receivables.

REHABCARE GROUP, INC.

	Nine Months Ended September 30,
	2007		2006
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$256,151	85.0%	$193,177	84.7%
Division selling, general and administrative	17,630	5.8	15,662	6.8
Corporate selling, general and administrative	19,271	6.4	15,929	7.0
Depreciation and amortization	6,276	2.1	4,708	2.1
Total costs and expenses	$299,328	99.3%	$229,476	100.6%
Hospital Rehabilitation Services:
Operating expenses	$88,812	70.9%	$96,336	70.8%
Division selling, general and administrative	10,443	8.3	11,643	8.6
Corporate selling, general and administrative	6,032	4.8	8,134	6.0
Depreciation and amortization	3,155	2.5	3,511	2.6
Total costs and expenses	$108,442	86.5%	$119,624	88.0%
Freestanding Hospitals:
Operating expenses	$67,287	86.9%	$46,454	86.9%
Division selling, general and administrative	1,946	2.5	1,501	2.8
Corporate selling, general and administrative	3,336	4.3	2,886	5.4
Impairment of intangible asset	4,906	6.3	—	—
Depreciation and amortization	2,855	3.7	1,970	3.7
Total costs and expenses	$80,330	103.7%	$52,811	98.8%
Other Healthcare Services:
Operating expenses	$26,849	77.8%	$11,914	78.0%
Division selling, general and administrative	4,151	12.0	2,247	14.7
Corporate selling, general and administrative	1,255	3.6	584	3.8
Depreciation and amortization	373	1.1	157	1.0
Total costs and expenses	$32,628	94.5%	$14,902	97.5%

Total contract therapy costs and expenses increased in the first nine months of 2007 compared to the first nine months of 2006 primarily due to the increase in direct operating expenses associated with the acquisition of Symphony’s RehabWorks business. Contract therapy’s direct operating expenses as a percentage of unit revenue increased slightly from 84.7% in the first nine months of 2006 to 85.0% in the first nine months of 2007 due to increased labor wage rates and an increase in the division’s provision for doubtful accounts, both of which were largely offset by productivity improvements in 2007. Division and corporate selling, general and administrative expenses decreased as a percentage of unit revenue reflecting the cost benefit of the synergies achieved in the integration of the Symphony business as well as cost savings achieved from closing Symphony’s corporate office in Hunt Valley at the end of June 2007. Depreciation and amortization expense increased primarily as a result of the amortization of intangible assets resulting from the July 1, 2006 acquisition of Symphony. Contract therapy’s operating earnings were $2.1 million in the first nine months of 2007 compared to a loss of $1.3 million in the first nine months of 2006.

Total hospital rehabilitation services costs and expenses declined from the first nine months of 2006 to the first nine months of 2007 primarily due to declines in direct operating expenses and corporate selling, general and administrative expenses. Direct operating expenses declined as average units in operation fell 8.3%. The division’s direct operating expenses as a percentage of unit revenue increased from 70.8% in the first nine months of 2006 to 70.9% in the first nine months of 2007 as a decline in therapist productivity,

REHABCARE GROUP, INC.

particularly in our outpatient business, was largely offset by a decrease in professional liability expense. Selling, general and administrative expenses decreased from the first nine months of 2006 to the first nine months of 2007 reflecting efforts to control costs and a greater leveraging of these expenses with the acquisition of Symphony. Total hospital rehabilitation services operating earnings were $16.9 million in the first nine months of 2007 compared to $16.4 million in the first nine months of 2006.

Total freestanding hospital costs and expenses increased as a percentage of unit revenue in the first nine months of 2007 primarily due to the recognition of an impairment loss on an intangible asset. The segment recognized an impairment loss of $4.9 million in the second quarter of 2007 to reduce the carrying value of an intangible asset to its revised estimate of fair value based on the impact of a change in LTACH regulations issued by CMS on May 1, 2007. Note 8 to the condensed consolidated financial statements contains additional background information regarding the impairment loss. The division incurred start-up costs of approximately $0.8 million and $1.6 million during the nine months ended September 30, 2007 and 2006, respectively. The start-up costs in 2007 relate primarily to our Austin, Texas joint venture. Selling, general and administrative expenses as a percentage of unit revenue decreased from the prior year reflecting efforts to control costs and greater leveraging of selling, general and administrative expenses with the acquisition of Symphony. Depreciation and amortization expense increased primarily as a result of the amortization of intangible assets resulting from the 2006 acquisitions of Louisiana Specialty Hospital and Memorial Rehabilitation Hospital in Midland, Texas and the depreciation of leasehold improvements in our rehabilitation hospital in Amarillo, Texas. As a result of these factors, the freestanding hospitals segment generated an operating loss of $2.9 million in the first nine months of 2007 compared to operating earnings of $0.6 million in the first nine months of 2006.

Other healthcare services segment generated operating earnings of $1.9 million in the first nine months of 2007 compared to $0.4 million in the first nine months of 2006. This improvement is primarily due to the acquisition of Symphony’s therapist and nurse staffing and skilled nursing consulting businesses on July 1, 2006.

Non-Operating Items

Interest income increased by $0.4 million from the first nine months of 2006 to the first nine months of 2007 primarily due to the recognition of $0.7 million of interest income in the second quarter of 2007 related to a federal income tax refund claim, which was partially offset by a decline in interest income earned on cash and investment balances.

Interest expense increased from $3.0 million in the first nine months of 2006 to $6.7 million in the first nine months of 2007 primarily due to the increase in borrowings against our revolving credit facility which occurred in connection with the funding of the mid-2006 acquisitions of Symphony and Memorial Rehabilitation Hospital (Midland). As of September 30, 2007, the balance outstanding on the revolving credit facility was $94.6 million. Interest expense also includes interest on subordinated promissory notes issued as partial consideration for various acquisitions completed over the last two years, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit. As of September 30, 2007, the remaining aggregate principal balance on all subordinated promissory notes was $6.0 million.

Earnings before income taxes, equity in net loss of affiliates and minority interests decreased to $12.1 million in the first nine months of 2007 from $13.6 million in the first nine months of 2006. The provision for income taxes was $4.8 million in the first nine months of 2007 compared to $5.4 million in the first nine months of 2006, reflecting effective income tax rates of 40.0% and 39.5%, respectively.

REHABCARE GROUP, INC.

Equity in net income (loss) of affiliates was $0.2 million in the first nine months of 2007 and $(3.0) million in the first nine months of 2006. During the first quarter of 2006, we elected to abandon our equity interest in InteliStaf Holdings and therefore wrote off the remaining $2.8 million carrying value of our investment in that entity.

Net earnings were $7.6 million in the first nine months of 2007 compared to $5.2 million in the first nine months of 2006. Diluted earnings per share were $0.43 in the first nine months of 2007 compared to $0.30 in the first nine months of 2006.

Liquidity and Capital Resources

As of September 30, 2007, we had $14.2 million in cash and cash equivalents, and a current ratio, the amount of current assets divided by current liabilities, of approximately 1.8 to 1. Working capital decreased by $1.8 million to $84.2 million at September 30, 2007 as compared to $86.0 million at December 31, 2006. Net accounts receivable were $147.2 million at September 30, 2007 as compared to $153.7 million at December 31, 2006. The number of days sales outstanding (DSO) in net receivables was 78.4 and 77.9 at September 30, 2007 and December 31, 2006, respectively. We do not believe this change is indicative of a material change in the quality of our accounts receivable portfolio.

Capital expenditures were $6.5 million and $9.7 million in the nine months ended September 30, 2007 and 2006, respectively. Our capital expenditures primarily relate to investments in information technology systems, the construction of new freestanding hospitals, equipment additions and replacements and various other capital improvements. Over the next few years, we plan to continue to invest significantly in information technology systems and the development and renovation of our freestanding hospitals.

For the nine months ended September 30, 2007, we generated cash from operations of $30.9 million which included a $4.2 million tax refund received from the IRS during the third quarter. Cash from operations of $4.0 million for the nine months ended September 30, 2006 were negatively impacted by a $16.8 million increase in accounts receivable. Delays in receiving Medicare and Medicaid reimbursements and a temporary shift in focus from collection activities to Symphony integration activities contributed to the prior year increase in accounts receivable.

The Company has historically financed its operations with funds generated from operating activities and borrowings under credit facilities and long-term debt instruments. We believe our cash on hand, cash generated from operations and availability under our credit facility will be sufficient to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements. We have a $175 million, five-year revolving credit facility, dated June 16, 2006, with $94.6 million outstanding as of September 30, 2007 at a weighted-average interest rate of approximately 7.0%. The revolving credit facility is expandable to $225 million, subject to the approval of the lending group and subject to our continued compliance with the terms of the credit agreement. As of September 30, 2007, we had approximately $10 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount we may borrow under the revolving credit facility. As of September 30, 2007, after consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $43 million.

As part of the purchases of Louisiana Specialty Hospital on June 1, 2006 and the MeadowBrook business in 2005, we issued long-term subordinated promissory notes to the respective selling parties. These notes bear interest at rates ranging from 6.0%-7.5%. As of September 30, 2007, $6.0 million of these notes remained outstanding, all of which is payable within the next twelve months.

REHABCARE GROUP, INC.

Regulatory and Legislative Update

As of January 1, 2006, certain limits or caps on the amount of reimbursement for therapy services provided to Medicare Part B patients were reenacted. Most of our Medicare patients with clinical complexities qualify for an automatic exception from the caps. These exceptions are scheduled to terminate by law on December 31, 2007. Proposed legislation is currently being considered in Congress that, if implemented, would extend the automatic exception process for two years.

To participate in Medicare, inpatient rehabilitation facilities (“IRFs”), such as those operated in our freestanding hospital division, and acute rehabilitation units (“ARUs”), such as those managed within our HRS division, must satisfy what is known as the 75% Rule. The rule requires that a certain percentage of patients fall within thirteen specific diagnostic categories. For cost reporting years beginning on or after July 1, 2007, the compliance threshold requirement is 65%, meaning that at least 65% of the patients admitted to an IRF or an ARU must fall within one of the thirteen specified diagnostic categories. The 75% compliance threshold is scheduled to be fully implemented for cost reporting periods beginning on or after July 1, 2008; however, proposed legislation is before Congress that, if enacted, would return the threshold to the 60% level. In addition, the proposed legislation includes a provision that would reduce payments to IRFs and ARUs for all patients experiencing a unilateral knee or hip replacement as well as patients who are diagnosed as having a unilateral hip fracture.

On July 31, 2007, CMS issued final payment rules for IRFs and skilled nursing facilities (“SNFs”) for reporting year 2008. The changes include a 3.2% market basket increase for IRFs and a 3.3% market basket increase for skilled nursing facilities which went into effect on October 1, 2007. Proposed legislation before Congress would reduce the SNF market basket increase to 0.0% while also reducing the IRF increase to 1%.

The Medicare program is administered by contractors and fiscal intermediaries (“FIs”). Under the authority granted by CMS, certain FIs have issued local coverage determinations (“LCDs”) that are intended to clarify the clinical criteria or medical necessity under which Medicare reimbursement is available. Certain LCDs attempt to require a greater level of medical necessity for IRF patients. Those LCDs have been used by FIs to deny admission or reimbursement for some patients in our HRS and freestanding hospital divisions who require care. We continue to contest these denials and to date we have had a high success rate of overturning these denials for appeals that have been through the complete appeals process.

Beginning in the third quarter of 2006, California-based ARUs began receiving denial claims from CMS’s appointed recovery audit contractor, PRG Schultz International, Inc. Under this program instituted by CMS, independent contractors such as PRG Schultz, have been appointed to search for overpayments made to Medicare providers. The contractors are awarded a percentage of the overpayments that are recouped. In California, PRG Schultz is aggressively attempting to recoup, on the basis of lack of medical necessity, what it alleges to be overpayments to ARUs including some of our ARU customers. We are working with our ARU customers in California to defend the claims. Recently, the administrative law judges for the Offices of Medicare Hearings and Appeals have reversed many of the denials on appeal. As a result of these rulings, in September 2007, CMS announced a temporary pause in this audit program in California. It is unknown how long the pause will last. While a temporary pause has been instituted in the state of California, recovery audit activity has increased in the states of New York and South Carolina. We are working with our clients in those states to defend denied claims. On Friday, October 19, 2007, CMS issued a request for proposal from contractors to implement the recovery audit contractor program in all 50 states by March 2008.

On June 29, 2007, CMS issued their proposed payment changes to the physician fee schedule for 2008. The proposal recommends a 9.9% reduction beginning on January 1, 2008. The physician fee

REHABCARE GROUP, INC.

schedule is used as the charge base for all Medicare Part B therapy services, including those provided by our contract therapy and outpatient businesses. The proposal also seeks to require a higher level of credentials for therapists who treat Medicare patients. While stricter credentialing is anticipated to have little or no impact on our operations, the proposed rate reduction would adversely impact revenues in our contract therapy and HRS divisions. Congress has historically acted to reduce or eliminate these kinds of rate reductions when proposed by CMS. There is proposed legislation in Congress to eliminate the reduction and provide for a 0.5% increase.

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

Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties. Our most critical accounting policies pertain to allowance for doubtful accounts, contractual allowances, goodwill and other intangible assets, impairment of long-lived assets, health, workers compensation and professional liability insurance accruals and accounting for investments in unconsolidated affiliates. Each of these critical accounting policies was discussed in our 2006 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no significant changes in the application of critical accounting policies during the first nine months of 2007.

Item 3. – Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk from changes in interest rates. Borrowings under our credit facility bear interest at the lender’s prime rate and the London Interbank Offered Rate (“LIBOR”), at our option, with applicable margins varying based upon our consolidated total leverage ratio. Our LIBOR contracts vary in length from 30 to 180 days. At September 30, 2007, we had $94.6 million outstanding under the facility at a weighted-average interest rate of approximately 7.0%. Adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed. Based on the outstanding balance of the revolving credit facility at September 30, 2007, a 100 basis point increase in the LIBOR rate would result in additional interest expense of $0.9 million on an annualized basis. We are not a party to any derivative financial instruments.

Item 4. – Controls and Procedures

As of September 30, 2007, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 6, 2007

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

3.3	Amended and Restated Bylaws, dated October 30, 2007 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2007 and incorporated herein by reference)

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