Form 10-K
period 2008-01-22
REHABCARE GROUP INC
filed 2008-03-11
CIK 812191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 for the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer       ☐                                                                 Accelerated filer      ☒
Non-accelerated filer         ☐                                                                 Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 29, 2007 was $245,640,413 based on the closing price of Common Stock of $14.24 per share on that day.   At March 3, 2008, the registrant had 18,036,672 shares of Common Stock outstanding, including unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of both the registrant’s Annual Report to Stockholders and the registrant’s Proxy Statement for the 2008 annual meeting of stockholders are incorporated by reference in Part II and Part III, respectively, of this Annual Report.

PART I

ITEM 1.        BUSINESS

The terms “RehabCare,” “our company,” “we” and “our” as used herein refer to RehabCare Group, Inc.

Overview of Our Company

RehabCare Group, Inc., a Delaware corporation, headquartered in St. Louis, Missouri, is a leading provider of rehabilitation program management services in more than 1,200 hospitals, skilled nursing facilities, outpatient facilities and other long-term care facilities. In partnership with healthcare providers, we provide post-acute program management, medical direction, physical therapy rehabilitation, quality assurance, compliance review, specialty programs and census development services.  We also own and operate three long-term acute care hospitals (“LTACHs”) and six rehabilitation hospitals, and we provide other healthcare services, including healthcare management consulting services and staffing services for therapists and nurses.

Established in 1982, we have more than 25 years of experience helping healthcare providers grow and become more efficient while effectively and compassionately delivering rehabilitation services to patients. We believe our clients place a high value on our extensive experience in assisting them to implement clinical best practices, to address competition for patient services, and to navigate the complexities inherent in managed care contracting and government reimbursement systems. Over the years, we have diversified our program management services to include management services for inpatient rehabilitation facilities within hospitals, skilled nursing units, outpatient rehabilitation programs, home health, and skilled nursing, long-term care and assisted living facilities. Within the long-term acute care and rehabilitation hospitals we operate, we provide total medical care to patients in need of rehabilitation and to patients with medically complex diagnoses.

We offer our portfolio of program management and consulting services to a highly diversified customer base. In all, we have relationships with more than 1,200 hospitals, skilled nursing facilities and other long-term care facilities located in 42 states.

Effective July 1, 2006, we acquired all of the outstanding limited liability company membership interests of Symphony Health Services, LLC (“Symphony”) for a purchase price of approximately $109.9 million.  Symphony was a leading provider of contract therapy services in the nation with 2005 annual revenue of over $230.0 million.  Symphony also operated a therapist and nurse staffing business and a healthcare management consulting business that complement our other businesses.

For the year ended December 31, 2007, we had consolidated operating revenues of $711.7 million, operating earnings of $27.0 million, net earnings of $12.7 million and diluted earnings per share of $0.73.

Industry Overview

As a provider of program management services and an operator of hospitals, our revenues and growth are affected by trends and developments in healthcare spending. According to the Centers for Medicare and Medicaid Services (“CMS”), total healthcare expenditures in the United States grew by 6.7% to approximately $2.1 trillion in 2006 or 16.0% of the United States gross domestic product.

CMS further projects that total healthcare spending in the United States will continue to grow an average of 6.7% annually from 2007 through 2017.  According to these estimates, healthcare expenditures will account for approximately $4.3 trillion, or 19.5%, of the United States gross domestic product by 2017. CMS is taking steps in several areas to control the growth of healthcare spending.

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

We believe healthcare expenditures and longer life expectancy of the general population will place increased pressure on healthcare providers to find innovative, efficient means of delivering healthcare services. In particular, many of the health conditions associated with aging — such as stroke and heart attack, neurological disorders and diseases and injuries to the muscles, bones and joints — will increase the demand for rehabilitative therapy and long-term acute care. These trends, combined with the need for acute care hospitals to move their patients into the appropriate level of care on a timely basis, will encourage healthcare providers to efficiently direct patients to inpatient rehabilitation facilities, outpatient therapy, home health, skilled nursing therapy, and other long-term, post-acute programs.

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

Program Management Services

Many healthcare providers partner with companies, like RehabCare, that manage either a single service line or a broad range of service lines. Partnering allows healthcare providers to take advantage of the specialized expertise of contract management companies, enabling them to concentrate on the businesses they know best, such as facility and acute-care management. Continued managed care and Medicare reimbursement controls for acute care have driven healthcare providers to look for additional sources of revenue. As constraints on overhead and operating costs have increased and manpower has been reduced, partnering with providers of ancillary and post-acute services has become more important in order to increase patient volumes and provide services at a lower cost while maintaining high quality standards.

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

•
Provide Access to Capital.  Contract management companies, particularly those which have access to public markets, can in certain circumstances make capital available to their clients for adding programs and services like physical rehabilitative services or expanding existing programs when community needs dictate.

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

There are approximately 5,000 general acute-care hospitals in the United States, including an estimated 1,000 hospitals with inpatient acute rehabilitation units (“ARUs”).  We currently provide acute rehabilitation program management services to 107 hospitals that operate inpatient acute rehabilitation units.

There are approximately 10,000 Medicare-certified skilled nursing facilities in the United States, including an estimated 5,000 facilities that are ideal prospects for our contract therapy services.  We currently provide services to 1,064 of those facilities.  In addition to skilled nursing facilities, we have expanded our service offerings to deliver therapy management services in additional settings such as long-term care, home health, assisted living facilities and continuing care retirement communities.

Hospitals

As part of our strategy to enter the rehabilitation and long-term acute care hospital market, in 2005 we acquired substantially all of the operating assets of MeadowBrook Healthcare, Inc. (“MeadowBrook”) an operator of two LTACHs and two rehabilitation hospitals.  In 2006, we acquired an LTACH in New Orleans and a rehabilitation hospital in Midland, Texas.  We have also opened newly constructed rehabilitation hospitals in Arlington, Texas in December 2005 and Amarillo, Texas in October 2006 and a majority-owned joint venture rehabilitation hospital in Austin, Texas in August 2007.

LTACHs serve highly complex, but relatively stable, patients. Typical diagnoses include respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, stroke, cardiac disorders, non-healing wounds, renal disorders and cancer. Most LTACH patients are transferred from inpatient acute medical/surgical beds.  In order to remain certified as an LTACH, average length of stay must be at least 25 days.  Our actual LTACH lengths of stay typically average 26-28 days.

The clinical services we provide in LTACHs include: nursing care, rehabilitation therapies, pulmonology, respiratory care, cardiac and hemodynamic monitoring, ventilator weaning, dialysis services, IV antibiotic therapy, total parenteral nutrition, wound care, vacuum assisted closure, pain management and diabetes management.  About 80% of LTACH patients are covered by Medicare.  Nationally, about 35% of LTACH patients are discharged to home and another 30% move to other venues (e.g., inpatient rehabilitation facilities or skilled nursing units) to receive rehabilitation services commensurate with the pace of their recovery.

Our rehabilitation hospitals provide services to patients who require intensive inpatient rehabilitative care. Inpatient rehabilitation patients typically experience significant physical disabilities due to various conditions, such as head injury, spinal cord injury, stroke, certain orthopedic problems, and neuromuscular disease. Our rehabilitation hospitals provide the medical, nursing, therapy, and ancillary services required to comply with local, state, and federal regulations, as well as accreditation standards of the Joint Commission on Accreditation of Healthcare Organizations (JCAHO). The outpatient services offered by our hospital division assist us in managing patients through their post-acute continuum of care.  About 70% of inpatient rehabilitation facility patients are covered by Medicare.

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

Outpatient	Outpatient therapy programs for hospital-based and satellite programs (primarily sports and work-related injuries).	Helps bring patients into the client’s facility by providing specialized clinical programs and helps the client compete with freestanding clinics.

Contract Therapy	Rehabilitation services in freestanding skilled nursing, long-term care and assisted living facilities for neurological, orthopedic and other medical conditions.	Affords the client the ability to fulfill the continuing need for therapists on a full-time or part-time basis. Offers the client a better opportunity to improve the quality of the programs.

Hospitals: Rehabilitation Hospitals LTACHs

Provide intense interdisciplinary rehabilitation services to patients on an inpatient and outpatient basis.

Provide high-level therapeutic and clinical care to patients with medically complex diagnoses requiring a longer length of stay than 25 days.

Other Healthcare Services	Strategic and financial consulting services and therapist and nurse staffing services for healthcare providers.	Provides management advisory services and solutions to healthcare providers.

Financial information about each of our business segments is contained in Note 18, “Industry Segment Information” to our consolidated financial statements.

The following table summarizes, by geographic region in the United States, our program management and hospital locations as of December 31, 2007.

	Acute
	Rehabilitation/
	Skilled	Outpatient	Contract
	Nursing	Therapy	Therapy
Geographic Region	Units	Programs	Programs	Hospitals
Northeast Region	14/1	5	102	0
Southeast Region	16/2	7	140	1
North Central Region	29/0	8	302	0
Mountain Region	2/1	1	86	0
South Central Region	40/0	11	397	8
Western Region	6/10	1	37	0
Total	107/14	33	1,064	9

Program Management Services

Inpatient

We have developed an effective business model in the prospective payment environment, and we are instrumental in helping our clients achieve favorable outcomes in their inpatient rehabilitation settings.

Acute Rehabilitation. Since 1982, our inpatient division has been a leader in operating acute rehabilitation units (“ARUs”) in acute-care hospitals on a contract basis. As of December 31, 2007, we managed inpatient acute rehabilitation units in 107 hospitals for patients with various diagnoses including stroke, orthopedic conditions, arthritis, spinal cord and traumatic brain injuries.

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

In the inpatient division, our relationships with hospitals are in the form of contracts for management services averaging about three years in duration.  We are generally paid by our clients on the basis of a negotiated fee per discharge or per patient day.

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

Skilled Nursing Units. In 1994, the inpatient division added a skilled nursing service line in response to client requests for management services and our strategic decision to broaden our inpatient services. As of December 31, 2007, we managed 14 inpatient skilled nursing units. The hospital-based skilled nursing unit enables patients to remain in a hospital setting where emergency needs can be met quickly as opposed to being sent to a freestanding skilled nursing facility. These types of units are located within the acute-care hospital and are separately licensed.

We are paid by our skilled nursing clients either based on a flat monthly fee or a negotiated fee per patient day pursuant to contracts that are typically for terms of three to five years. The hospital benefits by retaining patients who otherwise would be discharged to another setting, capturing additional revenue and utilizing idle space. A skilled nursing unit treats patients who require less intensive levels of rehabilitative care, but who have a greater need for nursing care. Patients’ diagnoses typically require long-term care and are medically complex, covering approximately 60 clinical conditions, including stroke, post-surgical conditions, pulmonary disease, cancer, congestive heart failure, burns and wounds.

Outpatient

In 1993, we began managing outpatient therapy programs that provide therapy services to patients with work-related and sports-related illnesses and injuries. As of December 31, 2007, we managed 33 hospital-based and satellite outpatient therapy programs. An outpatient therapy program complements the hospital’s occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation facilities and medical/surgical beds. An outpatient therapy program also attracts patients into the hospital and is operated either on the client hospital’s campus or in satellite locations controlled by the hospital.

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

Contract Therapy

In 1997, we added therapy management for freestanding skilled nursing facilities to our service offerings. This program affords the client the opportunity to fulfill its continuing need for therapists on a full-time or part-time basis without the need to hire and retain full-time staff. As of December 31, 2007, we managed 1,064 contract therapy programs.

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

We are generally paid by our clients on the basis of a negotiated patient per diem rate or a negotiated fee schedule based on the type of service rendered. Typically, our contract therapy programs are led by a full-time program director who is also a therapist, and two to four full-time professionals trained in physical, occupational or speech/language therapy.

Hospitals

In August 2005, with the acquisition of the assets of MeadowBrook, we began operating two LTACHs and two rehabilitation hospitals.  These facilities treat medically complex patients and patients who require intensive inpatient rehabilitative care.  As of December 31, 2007, we owned and operated three LTACHs and six rehabilitation hospitals.

In the hospital segment, we are developing joint venture relationships with acute care hospitals whereby the joint venture owns and/or operates the rehabilitation facilities, and we provide management services to the facility, which include billing, collection, and other facility management services.  This joint venture management business model provides the potential for additional profitability and significantly longer partnerships, but requires additional capital compared to our traditional contract management business.

We receive reimbursement for our services principally from Medicare and third party managed care payers.  Our facilities range in size from 20 to 70 licensed beds.

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

Government Regulation

Overview.  The healthcare industry is required to comply with many federal and state laws and is subject to regulation by a number of federal, state and local governmental agencies, including those that administer the Medicare and Medicaid programs, those responsible for the licensure of healthcare providers and facilities, and those responsible for administering and approving health facility construction, new services and high-cost equipment purchasing. The healthcare industry is also affected by federal, state and local policies developed to regulate the manner in which healthcare is provided, administered and paid for nationally and locally.

Regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation.  As a result, the healthcare industry is exposed to legislative and regulatory changes; reductions and limitations in healthcare spending by government agencies; and changes in employer healthcare policies. Moreover, our business is impacted not only by those regulations that are directly applicable to our hospitals, but also by those regulations that are applicable to our client’s facilities.

If we fail to comply with the regulations applicable to our business, we could suffer civil damages or penalties, criminal penalties, and/or be excluded from contracting with providers participating in Medicare, Medicaid and other federal and state healthcare programs. Likewise, if our hospital, skilled nursing facility, or other clients fail to comply with the regulations applicable to their businesses, they also could suffer civil damages or penalties, criminal penalties and/or be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs. In either event, such consequences could either directly or indirectly have an adverse impact on our business.

Facility Licensure, Medicare Certification, and Certificate of Need. Our clients and our hospitals are required to comply with state facility licensure, federal Medicare certification, and certificate of need laws in certain states that are not generally applicable to our program management business.

Generally, facility licensure and Medicare certification follow specific standards and requirements. Compliance is monitored by various mechanisms, including periodic written reports and on-site inspections by representatives of relevant government agencies. Loss of licensure or Medicare certification by a healthcare facility with which we have a contract would likely result in termination of our contract with that facility.  Loss of licensure or Medicare certification in any of our hospitals would result in a material adverse impact on the revenues and profitability of the affected unit until such time as the re-certification process is completed.

A few states require that healthcare facilities obtain state permission prior to entering into contracts for the management of their services. Some states also require that healthcare facilities obtain state permission in the form of a certificate of need prior to constructing or modifying their space, purchasing high-cost medical equipment, or adding new healthcare services. If a certificate of need is required, the process may take up to 12 months or more, depending on the state. The certificate of need application may be denied if contested by a competitor or if the new facility or service is deemed unnecessary by the state reviewing agency. A certificate of need is usually issued for a specified maximum expenditure and requires implementation of the proposed improvement or new service within a specified period of time.  If we or our client are unable to obtain a certificate of need, we may not be able to implement a contract to provide therapy services or open a new hospital.

Professional Licensure and Corporate Practice. Many of the healthcare professionals employed or independently engaged by us are required to be individually licensed or certified under applicable state laws. We take reasonable steps to ensure that such healthcare professionals possess all necessary licenses and certifications, and we believe that our employees and independent contractors comply with all applicable laws.

In some states, for profit corporations are restricted from practicing rehabilitation therapy through the direct employment of therapists. To comply with the restrictions in such states, we contract to obtain therapist services from entities permitted to employ therapists.

Reimbursement. Federal and state regulations establish payment methodologies for healthcare services covered by Medicare, Medicaid and other government healthcare programs.

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

The prospective payment system for inpatient rehabilitation facilities (“IRFs”) and acute rehabilitation units (“ARUs”) is similar to the DRG payment system used for acute-care hospital services but uses a case-mix group (“CMG”) rather than a diagnosis-related group. Each patient is assigned to a CMG based on clinical characteristics and expected resource needs as a result of information reported on a “patient assessment instrument” which is completed upon patient admission and discharge. Under the prospective payment system, an IRF may keep the difference between its CMG payment and its operating costs incurred in furnishing patient services, but it is at risk for operating costs that exceed the applicable CMG payment.

We believe that the PPS for IRFs favors low-cost, efficient providers, and that our efficiencies gained through economies of scale and our focus on cost management in the rehabilitation field are attractive to operators in the hospital sector.

To qualify for the PPS for IRF, operators must satisfy what is known as the 75% Rule which requires that at least 75% of the patients discharged from the IRF must have been admitted for one of thirteen qualifying conditions.  Following an initial moratorium, the 75% Rule came back into effect in 2004 at a 50% compliance threshold with a phase-in to the full 75% compliance level by July 2008.  For cost reporting years beginning July 1, 2007, the compliance threshold was 65%.  On December 29, 2007, the President signed into law the 2007 Medicare, Medicaid and SCHIP Extension Act (“the SCHIP Extension Act”).  Among other things, the law permanently sets the compliance threshold at 60%, where it was prior to July 1, 2007.

The Medicare program is administered by contractors and fiscal intermediaries (“FIs”). Under the authority granted by CMS, certain FIs have issued local coverage determinations (“LCDs”) that are intended to clarify the clinical criteria under which Medicare reimbursement is available. Certain LCDs attempt to require evidence of a greater level of medical necessity for IRF patients.  Those LCDs have been used by FIs to deny admission or reimbursement for some patients in our hospital rehabilitation services and hospital divisions.  Where appropriate, we and our clients will appeal such denials and many times are successful in overturning the original decision of the FI.

The Medicare Modernization Act of 2003 directed CMS to create a program using independent recovery audit contractors (“RACs”) to collect improper Medicare overpayments.  The RAC program, which began with a demonstration pilot in three states and is scheduled to be expanded to all states by 2010, has been very controversial because the RACs are paid a percentage of claims that are ultimately disallowed.  In California, one of the states in the initial demonstration pilot, the RAC, PRG Schultz International, Inc., in 2006 and earlier in 2007, attempted to recover virtually all IRF claims that it reviewed.  We and our clients in California have challenged PRG Schultz’s position and, in a number of cases, its position has been overturned by administrative law judges.  More recently, CMS ordered a pause in PRG Schultz’s auditing activities so that CMS could investigate and resolve the problems surrounding the claimed overpayments to IRFs in California.

Medicare reimbursement for outpatient rehabilitation services is based on the lesser of the provider’s actual charge for such services or the applicable Medicare physician fee schedule amount established by CMS. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a skilled nursing facility, an assisted living facility, a physician’s office, or the office of a therapist in private practice.  The physician fee schedule is subject to change from year to year.  The SCHIP Extension Act suspended a proposed 10.1% rate reduction and mandated a 0.5% increase for the six-month period ending June 30, 2008.

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

On May 1, 2007, CMS released a rule extending the so-called 25% Rule to all LTACHs, including those LTACHs that have previously operated under a statutory grandfathering exemption.  The 25% Rule limits LTACH prospective payment system paid admissions from a single referral source to 25%.  Admissions beyond the 25% threshold would be paid using lower inpatient PPS rates.  Our LTACH in New Orleans, Louisiana had been grandfathered and statutorily exempt from that rule.  Such exemption provided greater operational flexibility and fewer restrictions on the types of patients that could be admitted to that facility.  Under the May 1, 2007 rule, implementation of the 25% threshold was to occur over a three year transition period.  As more fully discussed in Note 7 to our consolidated financial statements, we recognized a $4.9 million impairment loss in the second quarter of 2007 to reduce the carrying value of the New Orleans LTACH’s statutory exemption intangible asset to its revised estimate of fair value based on the impact of the change in regulations.  The SCHIP Extension Act provides that the 25% Rule will not be applied to grandfathered LTACHs such as the one we operate in New Orleans through December 31, 2010.  The SCHIP Extension Act also establishes a three year moratorium on the establishment or classification of any new LTACH facilities, any satellite facilities, and increases in bed capacity at existing LTACHs.

Skilled nursing facilities are also subject to a prospective payment system based on resource utilization group classifications.  As of January 1, 2006, certain limits or caps on the amount of reimbursement for therapy services provided to Medicare Part B patients came into effect.  The caps are $1,810 for occupational therapy, and an annual combined cap of $1,810 for physical and speech therapy.  Most of our Medicare patients with clinical complexities qualify for an automatic exception from the caps, which was set to expire on December 31, 2007.  The SCHIP Extension Act extended the exception process through June 30, 2008.

Health Information Practices. The Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, was enacted to improve the efficiency and effectiveness of the healthcare system through the establishment of standards and requirements for the electronic transmission of certain health information.  HIPAA regulates, among other things, the use of (i) protected health information; (ii) electronic transactions and code sets in the healthcare field; (iii) unique identifiers for patients, healthcare providers, health insurance plans, and employers; and (iv) electronic signatures. We and our program management clients are generally subject to the requirements of HIPAA.  HIPAA is a very complex law that has required the careful implementation of a considerable number of policies, systems, and safeguards to better ensure our compliance with its requirements.

Fraud and Abuse.  Various federal and state laws prohibit the knowing and willful submission of false or fraudulent claims for reimbursement, including claims to obtain payment under Medicare, Medicaid and other government healthcare programs. The federal anti-kickback statute also prohibits individuals and entities from knowingly and willfully paying, offering, receiving or soliciting money or anything else of value in order to induce the referral of patients, or to induce a person to purchase, lease, order, arrange for or recommend services or goods covered by Medicare, Medicaid, or other government healthcare programs.

The federal anti-kickback statute is susceptible to broad interpretation and potentially covers many otherwise legitimate business arrangements. Violations of the statute are punishable by criminal and civil penalties, including fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment, or exclusion from participation in Medicare, Medicaid, and other government healthcare programs. The Office of the Inspector General of the Department of Health and Human Services (“OIG”) has published guidelines outlining certain safe harbor arrangements that do not violate the prohibitions of the statute.

A number of states also have statutes that prohibit the same general types of conduct as that prohibited by the federal anti-kickback statute. Some states’ antifraud and anti-kickback laws apply only to goods and services covered by Medicaid. Other states’ antifraud and anti-kickback laws apply to all healthcare goods and services, regardless of whether the source of payment is governmental or private.

In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, federal law allows individuals to bring lawsuits on behalf of the government in what are known as qui tam or “whistleblower” actions, alleging false or fraudulent Medicare or Medicaid claims and certain other violations of federal law. The use of these private enforcement actions against healthcare providers and their business is increasing, in part, because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment if successful.

Anti-Referral Laws.  The federal law generally known as the Stark law provides that, if a physician or a member of a physician’s immediate family has a financial relationship with a designated healthcare service entity, the physician may not make referrals to that entity for the furnishing of designated health services covered under Medicare or Medicaid unless one of several specific exceptions applies. For purposes of the Stark law, a financial relationship with a healthcare entity includes an ownership or investment interest in that entity or a compensation relationship with that entity. Designated health services include physical and occupational therapy services, durable medical equipment, home health services, and inpatient and outpatient hospital services. CMS has promulgated regulations interpreting the Stark law and, in instances where the Stark law applies to our activities, we have instituted policies which set standards intended to prevent violations of the Stark law.

The federal government will make no payment for designated health services provided in violation of the Stark law. In addition, sanctions for violating the Stark law include civil monetary penalties of up to $15,000 per prohibited service provided and exclusion from any federal, state, or other government healthcare programs.

A number of states have statutes that prohibit the same general types of conduct as that prohibited by the federal Stark law. Some states’ Stark laws apply only to goods and services covered by Medicaid. Other states’ Stark laws apply to certain designated healthcare goods and services, regardless of whether the source of payment is a governmental or private payer.

Corporate Compliance Program. In recognition of the importance of achieving and maintaining regulatory compliance and establishing a culture of ethical conduct, we have a corporate compliance program that defines standards of conduct and procedures that are intended to promote compliance with applicable laws and promote proper behavior.  The OIG has published guidelines for corporate compliance programs for certain types of healthcare organizations.  Those guidelines encourage the following seven elements in any compliance program: (1) implementation of written standards of conduct; (2) designation of a Chief Compliance Officer with the responsibility and necessary authority to implement and enforce the compliance program, (3) regular employee education and training; (4) effective reporting lines of communication such as a “hotline;” (5) use of audits or other risk evaluation techniques; (6) disciplinary systems that consistently enforce the program standards; and (7) response and remediation systems.  Our compliance program has been designed and operates to serve those seven elements.

In the recognition of the importance of compliance in our business environment, we have created a separate Compliance Committee comprised of three independent members of our board of directors.  Our Chief Compliance Officer, who reports to the Compliance Committee as well as to the Chief Executive Officer, is responsible for overseeing the design, ongoing enhancement, and implementation of our compliance program.  We believe these safeguards help us to conduct our operations in substantial compliance with all applicable laws, rules, regulations, and internal company standards.

Competition

Our program management business competes with companies that may offer one or more of the same services. The fundamental challenge in this line of business is convincing our potential clients, primarily hospitals and skilled nursing facilities, that we can provide quality rehabilitation services more efficiently than they can themselves. Among our principal competitive advantages are our scale, reputation for quality, cost effectiveness, proprietary outcomes management system, innovation, price and technology systems.

Our hospitals compete primarily with acute rehabilitation units and skilled nursing units within acute care hospitals located in our respective markets.  In addition, we face competition from large privately held and publicly held companies such as HealthSouth Corporation, Select Medical Corporation and Kindred Healthcare, Inc.

We rely on our ability to attract, develop and retain therapists and program management personnel.  We compete for these professionals with other healthcare companies, as well as actual and potential clients, some of whom seek to fill positions with either regular or temporary employees.

Employees

As of December 31, 2007, we had approximately 14,000 employees, approximately 6,300 of whom were full-time employees, including approximately 4,900 employees in our program management business and 800 employees in our hospitals.  The physicians who are the medical directors in our acute rehabilitation units and hospitals are independent contractors and not our employees. None of our employees is subject to a collective bargaining agreement.

Non-Audit Services Performed by Independent Accountants

Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934 and Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our audit committee to be performed by KPMG LLP, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the year ended December 31, 2007, our audit committee pre-approved non-audit services related to tax consulting and advisory services performed by KPMG.  The cost of these services was approximately $5,000.

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

Our operations may deteriorate if we are unable to attract, develop and retain our operational personnel.

Our success is dependent on attracting, developing, and retaining operational personnel, especially those individuals who are responsible for operating the inpatient units, outpatient programs and contract therapy locations in our program management business and our hospitals.  In particular, we rely significantly on our ability to attract, develop and retain qualified recruiters, area managers, program managers, regional managers and hospital administrators. The available pool of individuals who meet our qualifications for these positions is limited and the competition for labor in the healthcare industry is intense.  We may not be able to continue to attract and develop qualified people to fill these essential positions and we may not be able to retain them once they are employed.

Shortages of qualified therapists and other healthcare personnel could increase our operating costs and negatively impact our business.

Our operations are dependent on the efforts, abilities, and experience of our management and medical support personnel, such as therapists and other allied healthcare professionals.  We rely significantly on our ability to attract, develop and retain therapists and other healthcare personnel who possess the skills, experience and, as required, the licensure necessary to meet the specified requirements of our business.  In some markets, the availability of therapists and other medical support personnel has become a significant operating issue to healthcare providers. A shortage of such skilled labor may require us to continue to enhance wages and benefits in order to recruit and retain qualified personnel, or it may require us to hire more costly temporary personnel.  We must continually evaluate, train and upgrade our employees to keep pace with clients' and patients’ needs.  If we are unable to attract and retain qualified healthcare personnel, the quality of our services may decline and we may lose customers.

Fluctuations in census levels and patient visits may adversely affect the revenues and profitability of our businesses.

The profitability of our program management business is directly affected by the census levels, or the number of patients per unit, in the inpatient programs that we manage and the number of visits in the outpatient programs that we manage. The profitability of our hospitals business is also directly affected by the census levels at each of our hospitals.  Reduction in census levels or patient visits within facilities, units or programs that we own or manage may negatively affect our revenues and profitability.

If there are changes in the rates or methods of government reimbursements of our clients for the rehabilitation services managed by us, then our program management services’ clients could attempt to renegotiate our contracts with them, which may reduce our revenues and profitability.

Most of the patients cared for in our facilities are beneficiaries of government sponsored programs such as the Medicare and Medicaid programs.  In an effort to control the expanding costs of the Medicare program, CMS and Congress periodically change benefits and reimbursement levels. Changes in the rates of or conditions for government reimbursement, including policies related to Medicare and Medicaid, could reduce the amounts reimbursed to our clients for rehabilitation services performed in the programs managed by us and, in turn, our clients may attempt to renegotiate the terms of our contracts.

Medicaid reimbursement is a significant revenue source for skilled nursing facilities and other long-term care facilities where contract therapy services are provided. Reductions in Medicaid reimbursement could negatively impact skilled nursing facilities and long-term care facilities which, in turn, could adversely affect the revenues and profitability of our contract therapy business.

If we do not manage admissions in the IRFs and LTACHs that we manage or own in compliance with the 75% Rule and the 25% Rule, then reimbursement for services rendered by us in those settings will be based on less favorable rates.

IRFs are subject to the 75% Rule which now requires that 60% or more of the patients admitted to the facilities have one or more of thirteen specific conditions in order to qualify for the IRF PPS.  If that compliance threshold is not maintained, then the IRF will be reimbursed at the lower PPS applicable to acute care hospitals.  That may lead our IRF clients to attempt to renegotiate the terms of our contracts or terminate our contracts, in either case adversely affecting our revenues and profitability.  Likewise, some LTACHs are subject to the 25% Rule which requires that 25% or fewer of the patients admitted to the facility are referred from the same source.  If we exceed that compliance threshold in the LTACHs that we own, then we will be reimbursed at a less favorable PPS level than the LTACH PPS level.

If there are changes in the rate or methods of government reimbursement for services provided by our hospitals, then the revenue and profitability of those hospitals may be adversely affected.

In our hospitals business, we are directly reimbursed for a significant number of the patients we treat in those facilities through government reimbursement programs, such as Medicare.  Changes in the rates of or conditions for government reimbursement could reduce the amounts reimbursed to our facilities and in turn could adversely affect the revenues and profitability of our hospital business.

We conduct business in a heavily regulated healthcare industry and changes in regulations or violations of regulations may result in increased costs or sanctions that reduce our revenue and profitability.

The healthcare industry is subject to extensive federal and state regulation relating to, among other things:
•	facility and professional licensure;
•	conduct of operations;
•	certain clinical procedures;
•	addition of facilities and services, including certificates of need; and
•	payment for services.

Both federal and state government agencies have increased coordinated civil and criminal enforcement efforts related to the healthcare industry. Regulations related to the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of those laws. Medicare and Medicaid anti-fraud and abuse laws prohibit certain business practices and relationships related to items or services reimbursable under Medicare, Medicaid and other government healthcare programs, including the payment or receipt of remuneration to induce or arrange for referral of patients or recommendation for the provision of items or services covered by Medicare or Medicaid or any other federal or state healthcare program. Federal and state laws prohibit the submission of false or fraudulent claims, including claims to obtain reimbursement under Medicare and Medicaid. Although we have implemented a compliance program to help assure compliance with these regulations as they become effective, different interpretations or enforcement of these laws and regulations in the future could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services or the manner in which we conduct our business. If we fail to comply with government regulations, we or our clients could lose reimbursements or suffer civil or criminal penalties, which could result in cancellation of our contracts and a decrease in revenues.

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

If our LTACHs fail to maintain their certification as long-term acute care hospitals, then our profitability may decline.

As of December 31, 2007, three of our nine hospitals were certified by Medicare as LTACHs. If our long-term acute care hospitals fail to meet or maintain the standards for certification as long-term acute care hospitals, such as average minimum length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to long-term acute care hospitals.  Payments at rates applicable to general acute care hospitals would result in our LTACHs receiving less Medicare reimbursement than they currently receive for their patient services and our profit margins would likely decrease.

We operate in a highly competitive and fragmented market and our success depends on our ability to demonstrate that we offer a more efficient solution to our customers’ rehabilitation program objectives.

Competition for our program management business is highly fragmented and intense. Hospitals, skilled nursing facilities and other long-term care facilities that do not choose to outsource the management of their physical rehabilitation services are the primary competitors of our program management business. The fundamental challenge in our program management business is convincing our potential clients, primarily hospitals, skilled nursing facilities and other long-term care facilities, that we can provide rehabilitation services more efficiently than they can themselves. The inpatient units and outpatient programs that we manage are in highly competitive markets and compete for patients with other hospitals, skilled nursing facilities and long-term care facilities, as well as other public companies such as HealthSouth Corporation.  Some of these competitors may be better capitalized, have greater name recognition, longer operating histories, and their managers may have stronger relationships with physicians in the communities that they serve. All of these factors could give our competitors an advantage over us.

We may face difficulties integrating acquisitions into our operations, and our acquisitions may be unsuccessful, involve significant cash expenditures, or expose us to unforeseen liabilities.

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

These acquisitions and joint ownership arrangements may also result in significant cash expenditures, incurrence of debt, impairment of goodwill and other intangible assets, and other expenses that could have a material adverse effect on our financial condition and results of operations.  Any acquisition or joint ownership arrangement may ultimately have a negative impact on our business and financial condition.

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

Our success depends on retention of our key officers.

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

We depend on the proper functioning and availability of our information systems.

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

Our hospitals lease the facilities that support their operations and administrative functions.  Information with respect to these leases as of December 31, 2007 is set forth below:

	Approximate	Lease
Location	Square Footage	Expiration

Midland, TX	62,000	2013
West Gables, FL	60,000	2017
Tulsa, OK	58,000	2017
Lafayette, LA	53,000	2017
Webster, TX	53,000	2017
Amarillo, TX	40,000	2020
Arlington, TX	18,000	2018
Marrero, LA	14,000	2018
Austin, TX	13,000	2009
Lafayette, LA	9,000	2009
New Orleans, LA	6,000	2010
Birmingham, AL	6,000	2009
Marrero, LA	5,000	2010
Marrero, LA	3,000	2008

Separately, our program management and other healthcare services businesses lease the following space, which is used for offices and/or therapy units.  In 2007, we exited the Hunt Valley, Maryland location, which has been leased by Symphony since 2003.  The majority of this location is now under sublease.

	Approximate	Lease
Location	Square Footage	Expiration

Hunt Valley, MD	35,000	2010
Salt Lake City, UT	16,000	2012
Shreveport, LA	8,000	2011
Salt Lake City, UT	6,000	2012
Tampa, FL	5,000	2011

We also lease several additional locations each with less than 5,000 square feet of space.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

In the ordinary course of our business, we are a party to a number of other claims and lawsuits, as both plaintiff and defendant, which we regard as immaterial.  From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our program management clients.  We do not believe that any liability resulting from such matters, after taking into consideration our insurance coverage and amounts already provided for, will have a material effect on our consolidated financial position or overall liquidity; however, such matters, or the expense of prosecuting or defending them, could have a material effect on cash flows and results of operations in a particular quarter or fiscal year as they develop or as new issues are identified.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the New York Stock Exchange under the symbol “RHB.”  The following graph compares the cumulative total stockholder returns, assuming the reinvestment of dividends, of our common stock on an indexed basis with the New York Stock Exchange (“NYSE”) Market Index and the Dow Jones Industry Group – Index of Health Care Providers (“HEA”) for the five year period ended December 31, 2007.  The graph assumes an investment of $100 made in our common stock and each index on December 31, 2002. We did not pay any dividends during the period reflected in the graph.  The Company does not anticipate paying cash dividends in the foreseeable future.  Our common stock price performance shown below should not be viewed as being indicative of future performance.

Comparison of Five-Year Cumulative Total Return Among
RehabCare Group, Inc, NYSE Market Index and Peer Index

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
RehabCare Group	$100	$111.43	$146.70	$105.87	$77.83	$118.24
NYSE Market Index	$100	$129.55	$146.29	$158.37	$185.55	$195.46
Peer Group Index	$100	$134.65	$176.22	$237.10	$233.37	$278.18

We did not purchase any of our equity securities during 2006 or 2007.

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.

Other information concerning our common stock is included under the heading “Stock Data” in our Annual Report to Stockholders for the year ended December 31, 2007 and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

Our Six-Year Financial Summary is included in our Annual Report to Stockholders for the year ended December 31, 2007 and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Prior to acquiring Symphony Health Services, LLC in 2006, we operated in the following three business segments, which were managed separately based on fundamental differences in operations:  program management services, hospitals and healthcare management consulting.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and contract therapy programs (which focus primarily on rehabilitation in skilled nursing facilities).  On July 1, 2006, we acquired Symphony, which was a leading provider of contract therapy program management services.  Symphony also operated a therapist and nurse staffing business and a healthcare management consulting business.  With the acquisition of Symphony, we created a new segment:  other healthcare services, which includes our preexisting healthcare management consulting business together with Symphony’s staffing and consulting businesses.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues:
Program management:
Contract therapy	$400,761	$331,603	$232,193
Hospital rehabilitation services	164,102	179,798	189,832
Program management total	564,863	511,401	422,025
Hospitals	103,126	77,101	21,706
Other healthcare services	44,629	26,859	10,891
Less intercompany revenues (1)	(944)	(568)	(356)
Total	$711,674	$614,793	$454,266

Operating Earnings (Loss):
Program management:
Contract therapy	$6,018	$(2,567)	$12,661
Hospital rehabilitation services (2)	22,893	23,661	22,538
Program management total	28,911	21,094	35,199
Hospitals (3)	(3,638)	643	(654)
Other healthcare services	1,696	1,400	(58)
Unallocated asset impairment charge (4)	—	(2,351)	—
Unallocated corporate expenses (5)	—	(22)	(1,220)
Restructuring	—	191	—
Total	$26,969	$20,955	$33,267

(1)	Intercompany revenues represent sales of services, at market rates, between our operating divisions.
(2)	The 2005 operating earnings of hospital rehabilitation services include a $4.2 million impairment loss on certain separately identifiable intangible assets.
(3)
The 2007 operating earnings of hospitals include a $4.9 million impairment loss on a separately identifiable intangible asset.  See Note 7 to the consolidated financial statements for additional information.

(4)
Represents an impairment charge associated with the abandonment of internally developed software that was never placed in service.   See Note 5 to the consolidated financial statements for additional information.

(5)	Represents certain expenses associated with our StarMed staffing business, which was sold on February 2, 2004.

Sources of Revenue

In our program management segment, we derive the majority of our revenues from fees paid directly by healthcare providers rather than through payment or reimbursement by government or other third-party payers.  A portion of our revenues in this segment are derived from our direct bill contract therapy rehab agencies.  Our inpatient and outpatient therapy programs are typically provided through agreements with hospital clients with three to five-year terms.  Our contract therapy services are typically provided under one to two year agreements primarily with skilled nursing facilities.  In our hospitals segment, we derive substantially all of our revenues from fees for patient care services, which are usually paid for or reimbursed by Medicare, Medicaid or third party managed care programs.

Results of Operations

The following table sets forth the percentage that selected items in the consolidated statements of earnings bear to operating revenues for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Operating revenues	100.0%	100.0%	100.0%
Cost and expenses:
Operating	81.2	81.0	75.6
Selling, general and administrative:
Divisions	6.4	6.9	7.9
Corporate	5.5	6.0	6.0
Impairment of assets	0.7	0.4	0.9
Depreciation and amortization	2.4	2.3	2.3
Operating earnings	3.8	3.4	7.3
Interest income	0.1	0.1	0.2
Interest expense	(1.2)	(0.9)	(0.2)
Earnings before income taxes, equity in net income (loss) of affiliates and minority interests	2.7	2.6	7.3
Income taxes	(1.0)	(0.9)	(2.9)
Equity in net income (loss) of affiliates	—	(0.5)	(8.1)
Minority interests	0.1	—	—
Net earnings (loss)	1.8%	1.2%	(3.7)%

Twelve Months Ended December 31, 2007 Compared to Twelve Months Ended December 31, 2006

Revenues
	2007	2006	% Change
	(dollars in thousands)
Contract therapy	$400,761	$331,603	20.9%
Hospital rehabilitation services	164,102	179,798	(8.7)
Hospitals	103,126	77,101	33.8
Other healthcare services	44,629	26,859	66.2
Less intercompany revenues	(944)	(568)	66.2
Consolidated revenues	$711,674	$614,793	15.8%

Consolidated operating revenues increased from 2006 to 2007 primarily due to the acquisition of Symphony on July 1, 2006 and the addition of three new hospitals during 2006 and one new rehabilitation hospital in 2007.  The various Symphony businesses and the four added hospitals generated incremental revenues of approximately $81.2 million and $18.5 million, respectively, in 2007.

Contract Therapy.  Contract therapy revenues increased $69.2 million from $331.6 million in 2006 to $400.8 million in 2007.  This revenue growth reflects the acquisition of Symphony’s RehabWorks business, which contributed incremental revenues of $65.5 million in 2007.  Legacy contract therapy revenues increased by $3.6 million primarily due to a 7.1% increase in same store revenues and a 1.4% increase in average revenue per minute of service, which more than offset a 5.9% reduction in the average number of legacy contract therapy locations operated during 2007.  The year-over-year same store revenue growth of 7.1% was an improvement over the 1.0% same store growth rate achieved in 2006.  Same store revenue growth in 2006 was negatively affected by the Part B therapy caps that went into place on January 1, 2006 and had a significant impact on Part B revenues in the first half of 2006.

Hospital Rehabilitation Services (HRS).  Hospital rehabilitation services operating revenues declined 8.7% in 2007 as inpatient revenue declined 7.4% and outpatient revenue declined 12.3%.  The decline in inpatient revenue reflects a 7.3% decline in the average number of units operated in 2007.  Same store acute rehabilitation revenues and discharges were down 1.7% and 1.4%, respectively, compared to 2006.  The 75% Rule continued to impact our unit level census and the number of discharges in 2007 as patients with diagnoses outside of the 13 qualifying diagnoses were treated at other patient care settings.  The 75% Rule is not expected to have the same negative impact in 2008 as the 2007 Medicare, Medicaid and SCHIP Extension Act was signed into law in December 2007 and it freezes, at 60%, the proportion of patients that must fall into the 13 qualifying diagnoses.  The average 75% Rule compliance level for our inpatient business was 67.8% in the fourth quarter of 2007.  The decline in outpatient revenue reflects a 15.5% decline in the average number of units operated, partially offset by a 2.7% increase in outpatient same store revenues.

Hospitals.  Hospitals segment revenues were $103.1 million in 2007 compared to $77.1 million in 2006.  The increase in revenues in 2007 reflects the mid-2006 acquisitions of Louisiana Specialty Hospital and Memorial Rehabilitation Hospital in Midland, Texas, the October 2006 opening of a rehabilitation hospital in Amarillo, Texas and the August 2007 opening of a majority owned rehabilitation hospital in Austin, Texas.  The increase in revenues also reflects year-over-year same store revenue growth of $3.8 million or 6.3%.  Approximately $1.4 million of this revenue growth is attributable to favorable adjustments to net liabilities for prior year Medicare and Medicaid cost reports assumed in the acquisition of the four MeadowBrook hospitals.

Other Healthcare Services.  Other healthcare services segment revenues were $44.6 million in 2007 compared to $26.9 million in 2006.  This revenue change is primarily due to the July 1, 2006 acquisition of Symphony’s therapist and nurse staffing business and skilled nursing consulting business.

Cost and Expenses
		% of		% of
	2007	Revenue	2006	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$578,180	81.2%	$497,694	81.0%
Division selling, general and administrative	45,520	6.4	42,413	6.9
Corporate selling, general and administrative	39,078	5.5	37,034	6.0
Impairment of assets	4,906	0.7	2,351	0.4
Restructuring	—	—	(191)	—
Depreciation and amortization	17,021	2.4	14,537	2.3
Total costs and expenses	$684,705	96.2%	$593,838	96.6%

Operating expenses increased as a percentage of revenues in 2007 due to the overall shift in revenue mix toward our contract therapy and hospital businesses, which tend to have lower operating margins than our hospital rehabilitation services business.  The increase in operating expenses as a percentage of revenues was partially mitigated by a $2.5 million decrease in professional liability expense and a $1.6 million decrease in workers compensation expense in 2007.  These decreases, which primarily affect our operating divisions that provide patient care, reflect a favorable change in the Company’s actuarial estimates of ultimate expected losses on both claims incurred and reported and claims incurred but not reported.  The decrease in selling, general and administrative expenses as a percentage of revenues reflects greater leveraging of these expenses with the July 1, 2006 acquisition of Symphony and cost savings achieved from closing Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007.  The hospitals segment incurred a $4.9 million impairment charge in 2007 as discussed in more detail below.  Depreciation and amortization increased primarily as a result of the acquisition of Symphony.

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts increased by $3.3 million from $5.9 million in 2006 to $9.2 million in 2007.  This increase is primarily attributable to incremental bad debt expense for the Symphony businesses.  Of the $3.3 million year-over-year increase, $2.0 million is attributable to incremental provisions for doubtful accounts for the RehabWorks contract therapy business which was acquired in the Symphony transaction on July 1, 2006.  During 2007, the provision for doubtful accounts attributable to the RehabWorks business was a greater percentage of revenue than the historical levels for our legacy contract therapy business.  We concluded that an incremental provision for doubtful accounts for RehabWorks receivables was warranted in 2007 primarily based on our assessment of the collection risk of several larger clients where we terminated services and our assessment of the overall risk in the portfolio of RehabWorks receivables.

		% of		% of
		Unit		Unit
	2007	Revenue	2006	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$338,377	84.4%	$282,871	85.3%
Division selling, general and administrative	23,308	5.8	21,826	6.6
Corporate selling, general and administrative	24,754	6.2	22,812	6.9
Depreciation and amortization	8,304	2.1	6,661	2.0
Total costs and expenses	$394,743	98.5%	$334,170	100.8%
Hospital Rehabilitation Services:
Operating expenses	$115,706	70.5%	$126,604	70.4%
Division selling, general and administrative	13,552	8.2	15,125	8.4
Corporate selling, general and administrative	7,847	4.8	9,668	5.4
Depreciation and amortization	4,104	2.5	4,740	2.6
Total costs and expenses	$141,209	86.0%	$156,137	86.8%
Hospitals:
Operating expenses	$89,970	87.2%	$67,955	88.1%
Division selling, general and administrative	2,959	2.9	1,983	2.6
Corporate selling, general and administrative	4,833	4.7	3,676	4.8
Impairment of intangible assets	4,906	4.7	—	—
Depreciation and amortization	4,096	4.0	2,844	3.7
Total costs and expenses	$106,764	103.5%	$76,458	99.2%
Other Healthcare Services:
Operating expenses	$35,071	78.6%	$20,810	77.5%
Division selling, general and administrative	5,701	12.8	3,479	13.0
Corporate selling, general and administrative	1,644	3.7	878	3.2
Depreciation and amortization	517	1.1	292	1.1
Total costs and expenses	$42,933	96.2%	$25,459	94.8%

Contract Therapy.  Total contract therapy costs and expenses increased in 2007 primarily due to the increase in direct operating expenses associated with the acquisition of Symphony’s RehabWorks business.  Contract therapy’s direct operating expenses as a percentage of unit revenue decreased from 85.3% in 2006 to 84.4% in 2007 mainly as a result of productivity improvements achieved in both the legacy contract therapy and the RehabWorks businesses.  Driving the large productivity improvements in the RehabWorks business was the completion of the conversion of all RehabWorks sites to the same systems and processes that are in place in the legacy contract therapy business.  The division’s productivity improvements helped offset the effect of an increase in the division’s provision for doubtful accounts, as previously discussed, and an increase in employee incentive costs, which was largely due to the conversion of all RehabWorks’ employees to RehabCare’s incentive plan on January 1, 2007.  Division and corporate selling, general and administrative expenses decreased as a percentage of unit revenue reflecting  the cost benefit of the synergies achieved in the integration of the Symphony business as well as cost savings achieved from closing Symphony’s corporate office in Hunt Valley at the end of June 2007.  Depreciation and amortization expense increased primarily as a result of the amortization of intangible assets resulting from the July 1, 2006 acquisition of Symphony.  Contract therapy’s operating earnings were $6.0 million in 2007 compared to a loss of $2.6 million in 2006.

Hospital Rehabilitation Services (HRS).  Total hospital rehabilitation services costs and expenses declined from 2006 to 2007 primarily due to declines in both direct operating expenses and selling, general and administrative expenses.  Direct operating expenses declined as average units in operation fell 9.2%.  The division’s direct operating expenses as a percentage of unit revenue increased slightly from 70.4% in 2006 to 70.5% in 2007 as an increase in bad debt expense and a decline in therapist productivity, particularly in our outpatient business, was largely offset by a decrease in professional liability and workers compensation expense.  Fiscal year 2006 bad debt expense in this division was lower than historical levels primary due to several recoveries of accounts previously turned over to attorneys for collection.  Selling, general and administrative expenses decreased from 2006 to 2007 reflecting efforts to control costs and a greater leveraging of these expenses across the company with the acquisition of Symphony.  Total hospital rehabilitation services operating earnings were $22.9 million in 2007 compared to $23.7 million in 2006.

Hospitals.  Total hospital costs and expenses increased as a percentage of unit revenue in 2007 primarily due to the recognition of an impairment loss on an intangible asset.  The segment recognized an impairment loss of $4.9 million in the second quarter of 2007 to reduce the carrying value of an intangible asset to its revised estimate of fair value based on the impact of a change in LTACH regulations issued by CMS on May 1, 2007.  Note 7 to the consolidated financial statements contains additional background information regarding the impairment loss.  The division incurred start-up costs of approximately $1.6 million and $2.6 million during the years ended December 31, 2007 and 2006, respectively.  The start-up costs in 2007 relate primarily to our majority-owned Austin, Texas joint venture.  Division selling, general and administrative expenses as a percentage of unit revenue increased from the prior year reflecting efforts to grow this segment, the reallocation of certain resources from our other divisions and an investment in back office resources to support the growth in the division expected in 2008.  Depreciation and amortization expense increased primarily as a result of the amortization of intangible assets resulting from the 2006 acquisitions of Louisiana Specialty Hospital and Memorial Rehabilitation Hospital in Midland, Texas and the depreciation of leasehold improvements in our rehabilitation hospitals in Amarillo, Texas and Austin, Texas.  As a result of these factors, the hospitals segment generated an operating loss of $3.6 million in 2007 compared to operating earnings of $0.6 million in 2006.

Other Healthcare Services.  Operating earnings for the other healthcare services segment increased from $1.4 million in 2006 to $1.7 million in 2007.  This increase is primarily due to the improved operating performance of our Phase 2 Consulting, Inc. (“Phase 2”) business.

Non-operating Items

Interest income increased from $0.5 million in 2006 to $0.8 million in 2007 primarily due to the recognition of $0.7 million of interest income in 2007 related to a federal income tax refund claim, which was partially offset by a decline in interest income earned on average cash and investment balances.

Interest expense increased from $5.5 million in 2006 to $8.4 million in 2007 primarily due to the increase in borrowings against our revolving credit facility which occurred in connection with funding of the mid-2006 acquisitions of Symphony and Memorial Rehabilitation Hospital (Midland).  As of December 31, 2007, the balance outstanding on the revolving credit facility was $68.5 million.  Interest expense also includes interest on subordinated promissory notes issued as partial consideration for various acquisitions completed over the last three years, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit.  As of December 31, 2007, the remaining aggregate principal balance on all subordinated promissory notes was $6.0 million.

Earnings before income taxes, equity in net income (loss) of affiliates and minority interests increased from $15.9 million in 2006 to $19.5 million in 2007.  The provision for income taxes was $5.6 million in 2006 compared to $7.5 million in 2007, reflecting effective income tax rates of 35.2% and 38.4%, respectively.  The lower effective tax rate in 2006 is principally the result of lower taxable income generated in certain high tax rate states, state tax net operating loss carryforwards and the reversal of accruals for certain state tax exposures that were favorably resolved during the year or because the related statute of limitations lapsed.

Equity in net income (loss) of affiliates was $0.3 million in 2007 and $(3.0) million in 2006.   During the first quarter of 2006, we elected to abandon our equity interest in InteliStaf Holdings and therefore wrote off the remaining $2.8 million carrying value of our investment in that entity.  The remainder of the year over year variance is the result of improved operating performance by our 40% owned rehabilitation hospital in Kokomo, Indiana.

Net earnings were $12.7 million in 2007 compared to $7.3 million in 2006.  Diluted earnings per share were $0.73 in 2007 compared to $0.42 in 2006.

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

Consolidated operating revenues increased from 2005 to 2006 primarily due to revenues generated by Symphony, which we acquired on July 1, 2006, and the hospitals segment, which was formed with the acquisition of MeadowBrook on August 1, 2005.  The various Symphony businesses generated revenues of $102.4 million in the six months following the acquisition.   Revenues for the freestanding hospitals segment increased $55.4 million from $21.7 million in 2005 to $77.1 million in 2006.  Revenues for hospital rehabilitation services decreased $10.0 million in 2006.

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

Hospital Rehabilitation Services.  Hospital rehabilitation services operating revenues for 2006 declined by $10.0 million, or 5.3%.  A small increase in revenue from the outpatient business only partially offset a decline in inpatient revenues.  In the outpatient business, same store revenues grew 6.0%, due to a 3.5% increase in same store units of service and a 2.5% increase in net revenue per unit of service.  The decline in inpatient revenue reflects a decline in the average number of operating units from 145 in 2005 to 137 in 2006 and pricing pressure experienced on certain contract renewals.  The decline in average operating units was primarily in the subacute business.  The inpatient business was further impacted by a 3.8% decline in acute rehabilitation same store revenues which was primarily due to a 3.6% decline in same store discharges.  The 75% Rule continued to impact our unit level census and caused a reduction in the number of discharges for 2006 as a number of patients with diagnoses outside of the 13 qualifying diagnoses were treated at other patient care settings.

Hospitals.  Hospitals segment revenues were $77.1 million in 2006 compared to $21.7 million in 2005.  This division was formed with the acquisition of the assets of MeadowBrook which was completed on August 1, 2005; therefore, only five months of MeadowBrook’s operating revenues were included in our financial statements for 2005.  The four MeadowBrook hospitals generated revenues of $59.7 million in 2006.  The remaining $17.4 million of revenue in 2006 reflects the acquisitions of Louisiana Specialty Hospital in June 2006 and Memorial Rehabilitation Hospital in Midland, Texas in July 2006 and the openings of new rehabilitation hospitals in Arlington, Texas in December 2005 and Amarillo, Texas in October 2006.

Other Healthcare Services.  Other healthcare services segment revenues were $26.9 million in 2006 compared to $10.9 million in 2005.  A small decrease in revenue from our Phase 2 consulting business was more than offset by the revenues generated by Symphony’s therapist and nurse staffing and skilled nursing consulting services businesses, which were acquired on July 1, 2006.

Cost and Expenses
		% of		% of
	2006	Revenue	2005	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$497,694	81.0%	$343,230	75.6%
Division selling, general and administrative	42,413	6.9	35,852	7.9
Corporate selling, general and administrative (1)	37,034	6.0	27,051	6.0
Impairment of assets	2,351	0.4	4,211	0.9
Restructuring	(191)	—	—	—
Depreciation and amortization	14,537	2.3	10,655	2.3
Total costs and expenses	$593,838	96.6%	$420,999	92.7%

(1)
In 2005, certain expenses associated with the indemnification of pre-sale liabilities related to our former StarMed staffing business, in excess of the amount accrued upon the sale of the business on February 2, 2004, have not been allocated against our current business segments’ operating profits.  See the following table for detail of costs and expenses by business segment.

Operating expenses increased as a percentage of revenues due to increased operating costs in contract therapy and hospital rehabilitation services, as discussed in more detail below, and due to the overall shift in revenue mix toward our contract therapy and hospital businesses, which tend to have lower operating margins than our hospital rehabilitation services business.  The decrease in division selling, general and administrative costs as a percentage of revenues reflects the additional revenues from our hospital business which required less investment in division level selling and administrative personnel than our other divisions, lower division selling, general and administrative expenses as a percentage of revenues for the Symphony businesses and stable division selling, general and administrative costs in our other businesses. While corporate selling, general and administrative expense remained flat as a percentage of sales, expense dollars increased primarily as a result of the July 1, 2006 acquisition of Symphony, higher legal expenses primarily for defense costs in two matters that have been favorably resolved and the recognition of approximately $1.7 million of stock-based compensation expense in 2006.  Corporate selling, general and administrative expenses include $5.8 million of costs related to Symphony’s corporate office in Baltimore, Maryland and approximately $1.3 million of incremental expenses added to our corporate offices in St. Louis to support the Symphony businesses.  The majority of the $5.8 million of costs relates to salaries and benefits for back office employees of the Symphony businesses we acquired on July 1, 2006.  Between July 1 and December 31, 2006, we reduced the net headcount for Symphony’s back office by 85 employees.  Depreciation and amortization increased primarily as a result of the acquisitions of Symphony, Louisiana Specialty Hospital and Memorial Rehabilitation Hospital in Midland, Texas.

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

Contract Therapy.  Total contract therapy costs and expenses increased in 2006 compared to 2005 primarily due to the increase in direct operating expenses associated with Symphony’s RehabWorks business, which was acquired on July 1, 2006.  RehabWorks accounts for the vast majority of the $97.6 million increase in the division’s direct operating expenses.  In addition, direct operating expenses for the legacy contract therapy locations increased in 2006 reflecting an increase in the average number of legacy contract therapy locations and an 8.0% increase in the total labor and benefit cost per minute of therapy service.  This increase was attributable to higher wage costs, greater use of higher cost contract labor and lower therapist productivity partially attributable to the negative impact of the Part B therapy caps during the first half of 2006.  Additionally, labor and benefit cost per minute of service was 13.7% higher in the RehabWorks locations when compared to the legacy contract therapy locations.  Contract therapy’s corporate selling, general and administrative expenses increased as a percentage of unit revenue from 2005 to 2006 primarily as a result of overhead costs incurred for Symphony’s corporate office in Baltimore.  In addition, corporate selling, general and administrative expenses for 2006 included allocated stock-based compensation expense of approximately $0.9 million.  Depreciation and amortization expense increased primarily as a result of the acquisition of Symphony.  As a result of these factors, operating earnings for contract therapy decreased from $12.7 million in 2005 to $(2.6) million in 2006.

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

Hospitals.  The hospitals segment, which was formed in the third quarter of 2005 with the acquisition of MeadowBrook, generated operating earnings of $0.6 million in 2006 compared to an operating loss of $0.7 million in 2005.  During 2006, our hospitals segment incurred total start-up costs of approximately $2.6 million for our Arlington, Texas rehabilitation hospital, which admitted its first patient in late December 2005, our Amarillo, Texas facility, which admitted its first patient in October 2006, and our Midland, Texas rehabilitation hospital, which was acquired on July 1, 2006 but did not receive its Medicare and state certifications until early August.  We define start-up costs as net operating losses incurred prior to approval of Medicare licensure.  The segment’s operating loss for 2005 was primarily due to the impact of lower than expected patient census and start-up costs for our Arlington, Texas and Amarillo, Texas facilities.

Other Healthcare Services.  Operating earnings for the other healthcare services segment were $1.4 million in 2006 compared to an operating loss of $0.1 million in 2005.  This improvement was primarily due to the acquisition of Symphony’s therapist staffing business on July 1, 2006.

Non-operating Items

Interest income decreased from $0.8 million in 2005 to $0.5 million in 2006, primarily due to the impact of lower average cash and investment balances.

Interest expense increased from $1.2 million in 2005 to $5.5 million in 2006 primarily due to the increase in borrowings against our revolving credit facility which occurred in connection with funding of the mid-2006 acquisitions of Symphony and Midland.  As of December 31, 2006, the balance outstanding on the revolving credit facility was $113.5 million.  We had no balance outstanding as of December 31, 2005.  Interest expense also includes interest on subordinated promissory notes issued as partial consideration for various acquisitions completed over the last three years, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit.  As of December 31, 2006, the remaining aggregate principal balance on all subordinated promissory notes was approximately $7.1 million.

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

Liquidity and Capital Resources

As of December 31, 2007, we had $10.3 million in cash and cash equivalents, and a current ratio, the amount of current assets divided by current liabilities, of 1.9 to 1.  Working capital decreased by $5.7 million to $80.3 million at December 31, 2007 as compared to $86.0 million at December 31, 2006.  Net accounts receivable were $135.2 million at December 31, 2007, compared to

$153.7 million at December 31, 2006.  The number of days sales outstanding (“DSO”) in net receivables was 71.8, 77.9 and 63.9 at December 31, 2007, 2006 and 2005, respectively.  The increase in DSO in 2006 compared to 2005 was primarily due to the increased age of contract therapy receivables coupled with the greater proportionate mix of contract therapy receivables, including balances added via the July 1, 2006 acquisition of Symphony, which tend to have a longer collection cycle than the Company’s other receivable balances.  We believe the increase in DSO for contract therapy receivables at December 31, 2006 was principally the result of a temporary shift in focus from collection activities to activities associated with the integration of Symphony corporate back office functions, including credit and collections, which resulted in some deterioration in both our legacy and RehabWorks contract therapy DSO.  As expected, contract therapy DSO improved in 2007; however, we expect the Company’s overall DSO to remain higher than historical levels as a result of the greater mix of contract therapy receivables in our overall receivable portfolio.

For the year ended December 31, 2007, we generated cash from operations of $52.0 million, which included a $4.2 million tax refund received from the IRS during the third quarter.  Cash from operations of $19.5 million for the year ended December 31, 2006 were negatively impacted by a $19.1 million increase in accounts receivable.  Delays in receiving Medicare and Medicaid reimbursements and a temporary shift in focus from collection activities to Symphony integration activities contributed to the 2006 increase in accounts receivable.

Capital expenditures were $10.0 million, $14.9 million and $13.3 million in the years ended December 31, 2007, 2006 and 2005, respectively.  Our capital expenditures primarily relate to investments in information technology systems, the construction of new hospitals, equipment additions and replacements and various other capital improvements.  Over the next few years, we plan to continue to invest significantly in information technology systems and the development and renovation of our hospitals.

The Company has historically financed its operations with funds generated from operating activities and borrowings under credit facilities and long-term debt instruments.  We believe our cash on hand, cash generated from operations and availability under our credit facility will be sufficient to meet our future working capital, capital expenditures, internal and external business expansion and debt service requirements.  We have a $175 million, five-year revolving credit facility, dated June 16, 2006, with $68.5 million outstanding as of December 31, 2007 at a weighted-average interest rate of approximately 6.2%.  The revolving credit facility is expandable to $225 million, subject to the approval of the lending group and subject to our continued compliance with the terms of the credit agreement.  As of December 31, 2007, we had approximately $10 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount we may borrow under the revolving credit facility.  As of December 31, 2007, after consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $77.7 million.

As part of the purchases of Louisiana Specialty Hospital on June 1, 2006 and the MeadowBrook business in 2005, we issued long-term subordinated promissory notes to the respective selling parties.  These notes bear interest at rates ranging from 6.0%-7.5%.  As of December 31, 2007, $6.0 million of these notes remained outstanding, all of which is payable during 2008.

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

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2007 (in thousands):

		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years	Other
Operating leases (1)	$143,836	$10,752	$23,966	$21,848	$87,270	$—
Purchase obligations (2)	11,248	10,816	426	6	—	—
Long-term debt	74,500	9,500	—	65,000	—	—
Interest on long-term debt (3)	14,112	4,225	8,047	1,840	—	—
FIN 48 liability (4)	308	—	—	—	—	308
Other long-term liabilities (5)	3,552	—	—	—	—	3,552
Total	$247,556	$35,293	$32,439	$88,694	$87,270	$3,860

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

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.  Approximately $9.6 million of the amounts included on this line represent commitments related to the construction of a rehabilitation hospital in Chesterfield, Missouri and leasehold improvements for an LTACH in Kokomo, Indiana.

(3)
For the purpose of computing the interest payments shown here, we have assumed a constant balance outstanding under our revolving credit facility of $65.0 million through June 16, 2011, which is the date on which our credit facility expires.  This also assumes our contracts under the revolving credit facility are renewed at the currently existing rates of interest.

(4)
This represents our total liability for unrecognized tax benefits based on the guidance in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  There is a high degree of uncertainty regarding the timing of future cash outflows associated with our FIN 48 liabilities, which involve various taxing authorities.  As a result, we are unable to predict the timing of payments against this obligation.

(5)
We maintain a nonqualified deferred compensation plan for certain employees. Under the plan, participants may defer up to 70% of their salary and cash incentive compensation. The amounts are held in trust in designated investments and remain our property until distribution. Because most distributions of funds are tied to the termination of employment or retirement of participants, we are not able to predict the timing of payments against this obligation.  At December 31, 2007, we owned trust assets with a value approximately equal to the total amount of this obligation.

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

Allowance for Doubtful Accounts.  We make estimates of the collectability of our accounts receivable balances.  We determine an allowance for doubtful accounts based upon an analysis of the collectability of specific accounts, historical experience and the aging of the accounts receivable.  We specifically analyze customers with historical poor payment history and customer creditworthiness when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance as of December 31, 2007 was $135.2 million, net of allowance for doubtful accounts of $16.3 million.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.   We continually evaluate the adequacy of our allowance for doubtful accounts and make adjustments in the periods any excess or shortfall is identified.

Contractual Allowances.   Our hospitals recognize net patient revenue in the reporting period in which the services are performed based on our current billing rates, less actual adjustments and estimated discounts for contractual allowances.  An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review of each particular bill.  We estimate the discounts for contractual allowances using the balance sheet approach on an individual hospital basis. Patient accounts receivable detail is analyzed to determine expected reimbursement for each patient.  Expected reimbursement is summarized by payer classification and reconciled to the balance sheet.  A secondary review is completed at the consolidated hospitals level to validate calculations.  Estimates are regularly reviewed for accuracy by taking into consideration Medicare reimbursement rules and known changes to contract terms, laws and regulations and payment history.  If such information indicates that our allowances are overstated or understated, we reduce or provide for additional allowances as appropriate in the period in which we make such a determination.

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation.  As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.  The estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined.  In 2007, our hospitals recorded favorable net settlements of prior year Medicare and Medicaid cost reports aggregating $1.4 million.  We did not record any significant adjustments for prior year cost reports in 2006 or 2005.  We are not aware of any material claims, disputes, or unsettled matters with third-party payers.

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

Under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill and intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment.  If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statement of earnings in an amount equal to the excess carrying value.  In 2007, we recognized an impairment loss of $4.9 million to reduce the carrying value of an intangible asset to its revised estimate of fair value based on the impact of a change in LTACH regulations issued by CMS on May 1, 2007.  We also determined that this intangible asset no longer had an indefinite life, and in 2007, began amortizing it on a straight-line basis over the intangible asset’s remaining estimated useful life.  In 2006, no impairment of goodwill or intangible assets with indefinite useful lives was identified; however, in 2005, we recognized an impairment loss of $0.8 million to reduce the carrying value of the trade name we acquired in the March 1, 2004 acquisition of the common stock of American VitalCare, Inc. and its sister company, Managed Alternative Care, Inc. (collectively “VitalCare”).

As required by Statement No. 142, we also conducted an annual impairment assessment of goodwill related to our hospital rehabilitation services, contract therapy, hospitals and other healthcare services businesses and determined that the related goodwill was not impaired.  The test required comparison of the estimated fair value of these businesses to our book value.  The estimated fair value was based on a discounted cash flow analysis.  Assumptions and estimates about future cash flows and discount rates are often subjective and can be affected by a variety of factors, including external factors such as economic trends and government regulations, and internal factors such as changes in our forecasts or in our business strategies.  We believe the assumptions used in our impairment analysis are reasonable and appropriate; however, different assumptions and estimates could affect the results of our impairment analysis and in turn result in an impairment charge.  If an impairment loss should occur in the future, it could have a material adverse impact on our results of operations. At December 31, 2007, unamortized goodwill related to our contract therapy, hospital rehabilitation services, hospitals and other healthcare services businesses was $68.5 million, $39.7 million, $45.2 million and $15.1 million, respectively.

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

Health, Workers Compensation, and Professional Liability Insurance Accruals.   We maintain an accrual for our health, workers compensation and professional liability claim costs that are partially self-insured and are classified in accrued salaries and wages (health insurance) and accrued expenses (workers compensation and professional liability) in our consolidated balance sheets.  At December 31, 2007, the combined amount of these accruals was approximately $15.5 million. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on actuarial computations and industry experience and trends.  In analyzing the accruals, we also consider the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors.  If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals as appropriate in the period in which we make such a determination.  The ultimate cost of these claims may be greater than or less than the established accruals.  While we believe that the recorded amounts are appropriate, there can be no assurances that changes to management’s estimates will not occur due to limitations inherent in the estimation process.

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

Investments in Unconsolidated Affiliates.  We account for our former minority equity investment in InteliStaf Holdings, Inc. (“InteliStaf”) and our current minority equity investment in Howard Regional Specialty Care, LLC (“HRSC”) using the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  The Company sold its StarMed staffing business to InteliStaf on February 2, 2004 in exchange for a minority equity interest in

InteliStaf.  The Company recorded its initial investment in InteliStaf at its fair value of $40 million, as determined by a third party valuation firm.  During 2005, InteliStaf incurred significant operating losses even though the healthcare staffing industry as a whole showed signs of recovery.  The Company reviewed its investment in InteliStaf for impairment in accordance with requirements of APB Opinion No. 18.  Based on this review, the Company concluded that an other than temporary decline in the value of the Company’s investment had occurred in the fourth quarter of 2005.  This impairment combined with the Company’s share of InteliStaf’s operating losses reduced the carrying value of the Company’s investment in InteliStaf to $2.8 million at December 31, 2005.

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

The carrying value of our investment in HRSC was $4.7 million at December 31, 2007.  We currently believe no significant factors exist that would indicate an other than temporary decline in the value of our investment in HRSC has occurred.

Forward-Looking Statements

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance or our projected business results.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology.  These statements are made on the basis of our views and assumptions as of the time the statements are made and we undertake no obligation to update these statements.  We caution investors that any such forward-looking statements we make are not guarantees of future performance and that actual results may differ materially from anticipated results or expectations expressed in our forward-looking statements as a result of a variety of factors.  While it is impossible to identify all such factors, some of the factors that could impact our business and cause actual results to differ materially from forward-looking statements are discussed in Item 1A, “Risk Factors.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure consists of changes in interest rates on certain borrowings that bear interest at floating rates.  Borrowings under our credit facility bear interest at the lender’s prime rate and the London Interbank Offered Rate (“LIBOR”), at our option, with applicable margins varying based upon our consolidated total leverage ratio.  Our LIBOR contracts vary in length from 30 to 180 days.  As of December 31, 2007, the balance outstanding against the revolving credit facility was $68.5 million.  On December 28, 2007, the Company entered into an interest rate swap agreement that effectively fixed the interest rate at 4.0% plus applicable margins on $25 million of the borrowings under our credit facility for a two-year period.

After consideration of the swap contract mentioned above, as of December 31, 2007, we had $43.5 million of variable rate debt outstanding under the credit facility at a weighted-average variable interest rate of approximately 6.6%.  Adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed.  Based on the variable rate debt outstanding under the credit facility at December 31, 2007, a 100 basis point increase in the LIBOR rate would result in additional interest expense of $0.4 million on an annualized basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets as of December 31, 2007 and 2006	44

Consolidated Statements of Earnings for the years
ended December 31, 2007, 2006 and 2005	45

Consolidated Statements of Stockholders’ Equity for the years
ended December 31, 2007, 2006 and 2005	46

Consolidated Statements of Cash Flows for the years
ended December 31, 2007, 2006 and 2005	47

Notes to the Consolidated Financial Statements	48

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
RehabCare Group, Inc.:

We have audited the accompanying consolidated balance sheets of RehabCare Group, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.  We did not audit the financial statements of InteliStaf Holdings, Inc. and subsidiaries for the year ended December 31, 2005 (26.74% owned investee company).  The Company’s equity in the net loss of InteliStaf Holdings, Inc. and subsidiaries was $11.1 million for 2005.  The financial statements of InteliStaf Holdings, Inc. and subsidiaries as of and for the year ended December 31, 2005 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Intelistaf Holdings, Inc. and subsidiaries, for the year ended December 31, 2005, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors for 2005 provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, based on our audits and the report of the other auditors for 2005, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 13 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/ KPMG LLP

St. Louis, Missouri
March 10, 2008

REHABCARE GROUP, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$10,265	$9,430
Accounts receivable, net of allowance for doubtful accounts of $16,266 and $14,355, respectively	135,194	153,688
Deferred tax assets	15,863	6,065
Income taxes receivable	—	141
Other current assets	7,892	8,791
Total current assets	169,214	178,115
Marketable securities, trading	3,547	4,410
Property and equipment, net	29,705	31,833
Goodwill	168,517	167,440
Intangible assets, net	28,027	36,950
Investment in unconsolidated affiliate	4,701	3,295
Deferred tax assets	—	1,185
Other	4,849	5,068
Total assets	$408,560	$428,296

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$9,500	$5,559
Accounts payable	5,825	9,755
Accrued salaries and wages	49,886	50,525
Income taxes payable	192	—
Accrued expenses	23,526	26,294
Total current liabilities	88,929	92,133
Long-term debt, less current portion	65,000	115,000
Deferred compensation	3,552	4,432
Deferred tax liabilities	5,375	—
Other	415	5,866
Total liabilities	163,271	217,431
Minority interests	1,267	86

Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 21,466,994 shares and 21,131,640 shares as of December 31, 2007 and 2006, respectively	215	211
Additional paid-in capital	140,246	134,040
Retained earnings	158,331	131,232
Accumulated other comprehensive loss	(66)	—
Less common stock held in treasury at cost; 4,002,898 shares as of December 31, 2007 and 2006	(54,704)	(54,704)
Total stockholders’ equity	244,022	210,779
Total liabilities and stockholders’ equity	$408,560	$428,296

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Consolidated Statements of Earnings
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Operating revenues	$711,674	$614,793	$454,266
Costs and expenses:
Operating	578,180	497,694	343,230
Selling, general and administrative:
Divisions	45,520	42,413	35,852
Corporate	39,078	37,034	27,051
Impairment of assets	4,906	2,351	4,211
Restructuring	—	(191)	—
Depreciation and amortization	17,021	14,537	10,655
Total costs and expenses	684,705	593,838	420,999

Operating earnings	26,969	20,955	33,267

Interest income	830	468	794
Interest expense	(8,362)	(5,499)	(1,169)
Other income (expense), net	37	(50)	59

Earnings before income taxes, equity in net income (loss) of affiliates and minority interests	19,474	15,874	32,951

Income taxes	(7,479)	(5,589)	(13,345)
Equity in net income (loss) of affiliates	287	(3,029)	(36,588)
Minority interests	377	24	—

Net earnings (loss)	$12,659	$7,280	$(16,982)

Net earnings (loss) per common share:
Basic	$0.73	$0.43	$(1.01)
Diluted	$0.73	$0.42	$(1.01)

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

							Accumulated
							other compre-
	Common Stock		Additional				hensive	Total
	Issued shares	Amount	Paid-in capital	Retained earnings	Treasury		earnings (loss)	stockholders’ equity
					Shares	Amount

Balance, December 31, 2004	20,553	$206	$120,592	$140,934	4,003	$(54,704)	$—	$207,028
Components of comprehensive earnings (loss):
Net loss	—	—	—	(16,982)	—	—	—	(16,982)
Total comprehensive loss								(16,982)

Shares issued under stock plans	277	2	8,200	—	—	—	—	8,202
Balance, December 31, 2005	20,830	208	128,792	123,952	4,003	(54,704)	—	198,248
Components of comprehensive earnings:
Net earnings	—	—	—	7,280	—	—	—	7,280
Total comprehensive earnings								7,280

Stock-based compensation	—	—	1,697	—	—	—	—	1,697
Shares issued under stock plans	302	3	3,551	—	—	—	—	3,554
Balance, December 31, 2006	21,132	211	134,040	131,232	4,003	(54,704)	—	210,779
Components of comprehensive earnings:
Net earnings	—	—	—	12,659	—	—	—	12,659
Change in fair value of interest rate swap, net of tax of $41	—	—	—	—	—	—	(66)	(66)
Total comprehensive earnings								12,593

Adjustment to initially apply FIN 48	—	—	—	14,440	—	—	—	14,440
Stock-based compensation	—	—	1,726	—	—	—	—	1,726
Shares issued under stock plans	335	4	4,480	—	—	—	—	4,484
Balance, December 31, 2007	21,467	$215	$140,246	$158,331	4,003	$(54,704)	$(66)	$244,022

                See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$12,659	$7,280	$(16,982)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	17,021	14,537	10,655
Provision for doubtful accounts	9,194	5,937	3,597
Equity in net (income) loss of affiliates	(287)	3,029	36,588
Minority interests	(377)	(24)	—
Impairment of assets	4,906	2,351	4,211
Stock-based compensation	1,726	1,697	—
Income tax benefit related to stock options exercised	1,122	896	5,577
Excess tax benefit related to stock options exercised	(973)	(895)	—
Restructuring	—	(191)	—
(Gain) loss on disposal of property and equipment	(37)	50	—
Changes in assets and liabilities:
Accounts receivable, net	7,883	(19,059)	(13,893)
Other current assets	925	(274)	(4,734)
Other assets	333	332	(166)
Accounts payable	(3,895)	1,472	(1,244)
Accrued salaries and wages	(523)	103	3,935
Income taxes payable and deferred taxes	5,871	2,330	(4,018)
Accrued expenses	(2,486)	247	2,742
Deferred compensation	(1,053)	(326)	(64)
Net cash provided by operating activities	52,009	19,492	26,204
Cash flows from investing activities:
Additions to property and equipment	(9,989)	(14,854)	(13,301)
Purchase of marketable securities	(354)	(372)	(53,386)
Proceeds from sale/maturities of marketable securities	1,390	710	53,448
Change in restricted cash	—	—	3,073
Investment in unconsolidated affiliate	(1,119)	—	(3,643)
Disposition of business	—	—	(443)
Purchase of businesses, net of cash acquired	(1)	(136,026)	(29,687)
Other, net	(871)	(486)	(1,242)
Net cash used in investing activities	(10,944)	(151,028)	(45,181)
Cash flows from financing activities:
Net change in revolving credit facility	(45,000)	113,500	—
Principal payments on long-term debt	(1,059)	(3,408)	(5,950)
Debt issuance costs	—	(892)	—
Cash contributed by minority interests	1,373	110	—
Exercise of employee stock options	3,483	2,658	2,625
Excess tax benefit related to stock options exercised	973	895	—
Net cash provided by (used in) financing activities	(40,230)	112,863	(3,325)
Net increase (decrease) in cash and cash equivalents	835	(18,673)	(22,302)
Cash and cash equivalents at beginning of year	9,430	28,103	50,405
Cash and cash equivalents at end of year	$10,265	$9,430	$28,103

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(1)           Overview of Company and Summary of Significant Accounting Policies

Overview of Company

RehabCare Group, Inc. (“the Company”) is a leading provider of program management services for inpatient rehabilitation and skilled nursing units, outpatient therapy programs and contract therapy services in conjunction with more than 1,200 hospitals and skilled nursing facilities throughout the United States.  RehabCare also operates six rehabilitation hospitals and three long term acute care hospitals, which provide specialized acute care for medically complex patients.  The Company also provides other healthcare services including management consulting services to hospitals, physician groups and skilled nursing facilities and staffing services for therapists and nurses.

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

The Company classifies its debt and equity securities into one of three categories:  held-to-maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date.  Investments at December 31, 2007 and 2006 consist of noncurrent marketable equity and debt securities.  All noncurrent marketable securities are classified as trading, with all investment income, including unrealized gains or losses recognized in the consolidated statements of earnings.  Noncurrent marketable securities include assets held in trust for the Company’s deferred compensation plan that are not available for operating purposes.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

Credit Risk

The Company provides services to a geographically diverse clientele of healthcare providers throughout the United States.  In addition, in its hospitals business, the Company is reimbursed for its services primarily by Medicare and other third party payers.  The Company performs ongoing credit evaluations of its clientele and does not require collateral.  An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover anticipated credit losses.  The Company determines its allowance for doubtful accounts based upon an analysis of the collectability of specific accounts, historical experience and the aging of the accounts receivable.  The Company specifically analyzes customers with historical poor payment history and customer creditworthiness when evaluating the adequacy of the allowance for doubtful accounts. The Company continually evaluates the adequacy of its allowance for doubtful accounts and makes adjustments in the periods any excess or shortfall is identified.

Derivative Instruments and Hedging Activities

Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value.  In December 2007, the Company entered into an interest rate swap agreement to reduce the Company’s exposure to changes in interest rates on certain borrowings that bear interest at floating rates.  The swap agreement expires in December 2009.  This swap agreement has been designated as a cash flow hedge.  Therefore, the unrealized gains and losses during 2007 resulting from the change in fair value of the swap contract have been reflected in other comprehensive income.  The Company has formally documented its hedging relationships, including identification of the hedging instruments and hedged items, as well as the Company’s risk management objectives and strategies for undertaking each hedge transaction.

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

Goodwill and Other Intangible Assets

The cost of acquired companies is allocated first to their identifiable assets, both tangible and intangible, based on estimated fair values.  The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.  Under Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized to expense, but instead tested for impairment at least annually and any related losses recognized in earnings when identified.  See Note 7, “Goodwill and Other Intangible Assets” for further discussion.  Other identifiable intangible assets with a finite life are amortized on a straight-line basis over their estimated lives.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

Long-Lived Assets

Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of.  The Company reviews identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows was less than the carrying amount of the asset.  See Note 5, “Property and Equipment” and Note 7, “Goodwill and Other Intangible Assets” for additional information.

Disclosure About Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, marketable securities, accounts payable, an interest rate swap agreement and long-term debt.  The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short-term nature.   The carrying value of marketable securities equals fair value based on the quoted market prices of the securities held by the Company.  The carrying value of long-term debt at December 31, 2007 and 2006 approximates fair value based on quoted market prices obtained from independent pricing sources for borrowings with comparable maturities.  The interest rate swap agreement is recorded at fair value.

Revenue Recognition

In the Company’s program management services segment, the Company derives a significant majority of its revenues from fees paid directly by healthcare providers (i.e., acute care hospitals and skilled nursing facilities) rather than through payment or reimbursement by government or other third-party payers.  Revenues are generally recognized as services are provided to patients based on the contractually agreed upon rate per unit of service or rate per patient discharge.  The Company’s inpatient business also accrues revenues at the end of each period for services provided to patients that have not been discharged by the period end based on the number of patient days completed as a percentage of the average length of stay for the facility under contract.

The Company’s hospitals segment derives substantially all of its revenues from fees for patient care services, which are usually reimbursed by Medicare, Medicaid or third party managed care programs.   The Company’s hospitals recognize net patient revenues in the reporting period in which the services are performed based on our current gross billing rates, less actual adjustments and estimated discounts for contractual allowances.  These allowances are principally required for patients covered by Medicare, Medicaid, managed care health plans and other third-party payers.  Laws governing the Medicare and Medicaid programs are complex and subject to interpretation.  All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each facility to program beneficiaries.  Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to the Company under these reimbursement programs.

In estimating the discounts for contractual allowances, the Company reduces its gross patient receivables to the estimated amount that will be recovered for the service rendered based upon previously agreed to rates with the payer.  These estimates are regularly reviewed for accuracy by

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

taking into consideration Medicare reimbursement rules and known changes to contract terms, laws and regulations and payment history.  If such information indicates that the Company’s allowances are overstated or understated, the Company reduces or provides for additional allowances as appropriate in the period in which such a determination is made.

In 2007, the Company recorded favorable net settlements of prior year Medicare and Medicaid cost reports which resulted in an aggregate increase in revenues of $1.4 million.  The Company did not record any significant adjustments for prior year cost reports in 2006 or 2005.

Health, Workers Compensation and Professional Liability Insurance Accruals

The Company maintains an accrual for health, workers compensation and professional liability claim costs that are partially self-insured and are classified in accrued salaries and wages (health insurance) and accrued expenses (workers compensation and professional liability).  The Company determines the adequacy of these accruals by periodically evaluating historical experience and trends related to claims and payments based on actuarial computations and industry experiences and trends.  At December 31, 2007, the balances for accrued health, workers compensation and professional liability were $5.4 million, $3.9 million and $6.1 million, respectively.  At December 31, 2006, the balances for accrued health, workers compensation and professional liability were $5.2 million, $4.1 million and $8.2 million, respectively.

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

In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" ("FSP 123R-3").  The Company elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to Statement 123R.  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of Statement 123R. See Note 2 to the consolidated financial statements for a further discussion of stock-based compensation.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”).  This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements.  Statement 157 does not require any new fair value measurements.  Statement 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement 157,” which deferred the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities.  The Company does not expect that the adoption of Statement 157 will have a material impact on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“Statement 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company’s adoption of Statement 159 is expected to have no impact on the Company’s current financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160,

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

“Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  Statement 141(R) will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company has not determined the effect, if any, the adoption of Statements 141(R) and 160 will have on the Company’s financial position or results of operations.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123R using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in 2006 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R.  The grant-date fair value of each award is amortized to expense over the award’s vesting period.  In accordance with Statement 123R, results for prior periods have not been restated.

At December 31, 2007, the Company has the stock-based employee compensation plans described below.  The total compensation expense before taxes related to these plans was approximately $1,726,000 and $1,697,000 in 2007 and 2006, respectively, and is included in corporate selling, general and administrative expense in the accompanying consolidated statement of earnings.  The Company recognized total deferred income tax benefits for share-based compensation arrangements of approximately $667,000 and $656,000 in 2007 and 2006, respectively.  The Company had no cumulative effect adjustment as a result of initially adopting Statement 123R.

Prior to the adoption of Statement 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows.  Statement 123R requires the cash flows from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  As a result of adopting Statement 123R, the Company reported a reduction of cash flow from operations and a corresponding increase to cash flow from financing activities of approximately $973,000 and $895,000 in 2007 and 2006, respectively.

Had the Company used the fair value based accounting method for stock-based compensation expense described by Statement 123 for fiscal periods prior to January 1, 2006, the Company’s basic and diluted earnings per share for 2005 would have been as set forth in the table below.  As of January 1, 2006, the Company adopted Statement 123R thereby eliminating pro forma disclosure for periods following such adoption.  For purposes of this pro forma disclosure, the value of the options was

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

estimated using a Black-Scholes-Merton option valuation model and amortized to expense over the options’ vesting periods.  Amounts are in thousands, except per share data.

Year Ended December 31, 2005

Net loss, as reported	$(16,982)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,622)

Pro forma net loss	$(19,604)

Basic loss per share: As reported	$(1.01)
Pro forma	$(1.17)
Diluted loss per share: As reported	$(1.01)
Pro forma	$(1.17)

Incentive Plans

The Company has various incentive plans that provide long-term incentive and retentive awards.  These awards include stock options and restricted stock awards.  At December 31, 2007, a total of 779,790 shares were available for future issuance under the plans.

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

Prior to the adoption of Statement 123R, and in accordance with APB No.  25, no stock-based compensation cost was reflected in net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the fair market value of the stock on the date of grant.  For footnote disclosures under Statement 123, the fair value of each option award was estimated on the date of grant using a Black-Scholes-Merton option valuation model.  Under Statement 123R, the fair value of each option award is also estimated on the date of grant using a Black-Scholes-Merton option valuation model.  Estimates of fair value may not equal the value ultimately realized by those who receive equity awards.  The assumptions used to estimate fair value are noted in the following table.  No options were granted in 2007.  The Company uses the historical volatility of the Company’s stock and other factors to estimate expected volatility.  The expected term of options is based on historical data and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of participants

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

exhibiting different behavior.  The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	Year Ended December 31,
	2007	2006	2005

Expected volatility	N/A	33%	32%-35%
Expected dividends	N/A	0%	0%
Expected term (in years)	N/A	6-8	5-8
Risk-free rate	N/A	4.3%-4.7%	3.7%-4.4%

A summary of stock options outstanding as of December 31, 2007 and changes during the year then ended is presented below:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Life (yrs)	(millions)

Outstanding at January 1, 2007	1,890,464	$21.31
Granted	—	—
Exercised	(311,604)	11.18
Forfeited or expired	(95,250)	25.73
Outstanding at December 31, 2007	1,483,610	$23.15	4.5	$3.5
Exercisable at December 31, 2007	1,307,073	$22.78	4.2	$3.4

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 was $8.72.  The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was approximately $2.5 million and $2.3 million, respectively.

A summary of the status of the Company’s nonvested stock options as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at January 1, 2007	305,661	$ 9.77
Granted	—	—
Vested	(90,374)	9.01
Forfeited	(38,750)	10.35
Nonvested at December 31, 2007	176,537	$ 10.02

As of December 31, 2007, there was approximately $0.3 million of unrecognized compensation cost related to nonvested options.  Such cost is expected to be recognized over a weighted-average period of 1.3 years.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

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

The Company’s restricted stock awards have been classified as equity awards under Statement 123R.  The fair value of each award is the market price of the Company’s common stock on the date of grant and is amortized to expense ratably over the vesting period.  In general, the Company will receive a tax deduction for each restricted stock award on the vesting date equal to the fair market value of the restricted stock on the vesting date.

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at January 1, 2007	87,750	$18.33
Granted	238,820	15.20
Vested	(23,750)	14.55
Forfeited	(48,060)	16.29
Nonvested at December 31, 2007	254,760	$16.14

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2007 and 2006 was $15.20 and $18.35, respectively.   As of December 31, 2007, there was approximately $2.7 million of unrecognized compensation cost related to nonvested restricted stock awards.  Such cost is expected to be recognized over a weighted-average period of 1.9 years.  The Company issues new shares of common stock to satisfy restricted stock award vestings.

(3)           Marketable Securities

Noncurrent marketable securities at December 31, 2007 and 2006 consist primarily of marketable equity securities ($1.7 million at December 31, 2007 and 2006), corporate and government bonds ($1.1 million and $1.4 million at December 31, 2007 and 2006, respectively) and money market securities ($0.7 million and $1.3 million at December 31, 2007 and 2006, respectively) held in trust under the Company’s deferred compensation plan.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

(4)           Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Balance at beginning of year	$14,355	$7,936	$5,074
Provisions for doubtful accounts	9,194	5,937	3,597
Acquisitions	1,472	4,025	839
Accounts written off, net of recoveries	(8,755)	(3,543)	(1,574)
Balance at end of year	$16,266	$14,355	$7,936

(5)           Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2007	2006

Equipment	$48,822	$45,435
Land	1,046	1,046
Leasehold improvements	19,092	13,828
	68,960	60,309
Less accumulated depreciation	39,255	28,476
	$29,705	$31,833

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

(6)           Business Combinations

Effective July 1, 2006, the Company acquired all of the outstanding limited liability company membership interests of Symphony Health Services, LLC (“Symphony”) at a cost of approximately $109.9 million, which includes costs of executing the transaction and an adjustment based on acquired working capital levels.  RehabCare funded the purchase with cash on hand and borrowings drawn from its revolving credit facility.  Insignificant adjustments to the purchase price allocation were made in 2007.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

The Company recognized employee termination costs and lease exit costs associated with exiting certain Symphony pre-acquisition activities as liabilities assumed in the acquisition and included in the allocation of the purchase price for Symphony.  The following table provides a roll-forward of the liability for accrued exit costs from the acquisition date through December 31, 2007 (amounts in millions):

	Employee	Lease	Total
	Termination	Exit	Exit
	Costs	Costs	Costs
Balance, July 1, 2006	$4.2	$1.6	$5.8
Payments	(1.8)	(0.4)	(2.2)
Balance, December 31, 2006	2.4	1.2	3.6
Change in purchase price allocation	(0.2)	0.1	(0.1)
Payments	(2.2)	(0.8)	(3.0)
Balance, December 31, 2007	$—	$0.5	$0.5

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

	Year ended		Year ended
	December 31, 2006		December 31, 2005
	As Reported	Pro Forma	As Reported	Pro Forma

Operating revenues	$614.8	$725.2	$454.3	$687.2
Net earnings (loss)	$7.3	$4.8	$(17.0)	$(19.8)
Diluted net earnings (loss) per share	$0.42	$0.28	$(1.01)	$(1.18)

Effective June 1, 2006, the Company purchased substantially all of the assets of Solara Hospital of New Orleans (now known as “Louisiana Specialty Hospital”) for approximately $19.5 million, which includes costs of executing the acquisition.  The purchase price was funded through cash on hand plus a $3 million subordinated note.  Louisiana Specialty Hospital is a 44-bed long-term acute care hospital with approximately 120 employees, located on the seventh floor of West Jefferson Medical Center in Marrero, LA.  The Company is currently leasing this space under a lease agreement dated November 1, 2003, which was extended to November 1, 2009.  The lease may be extended for three additional periods of three years each.  Louisiana Specialty Hospital also operates an additional 12-bed facility located at a satellite campus in New Orleans.

Effective July 1, 2006, the Company acquired the assets of Memorial Rehabilitation Hospital in Midland, Texas for approximately $8.6 million, which includes costs of executing the acquisition.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

Memorial Rehabilitation Hospital is a 38-bed freestanding inpatient rehabilitation hospital.  RehabCare had provided program management services to the hospital since the facility first opened in 1988.  In connection with this transaction, the Company recorded $8.5 million in intangible assets, primarily goodwill and noncompete agreements.

On August 1, 2005, the Company purchased substantially all of the operating assets of MeadowBrook Healthcare, Inc. and certain of its subsidiaries (“MeadowBrook”) for approximately $39.4 million, which includes costs of executing the acquisition.  The purchase price was funded from a combination of cash on hand and credit facilities, plus $9.0 million in subordinated notes issued to the seller, of which $3.0 million was outstanding at December 31, 2007.

The results of operations of Louisiana Specialty Hospital, Memorial Rehabilitation Hospital and MeadowBrook have been included in the Company’s financial statements prospectively beginning on the dates of acquisition.

(7)           Goodwill and Other Intangible Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“Statement 142”), the Company performs an annual test of impairment for goodwill and other indefinite lived intangible assets.  The impairment analysis is performed more frequently if events or changes in circumstances indicate that the carrying amount of such assets may exceed fair value.

Under Statement 142, intangible assets with indefinite lives are not amortized but must be reviewed for impairment annually and whenever events or changes in circumstances indicate that the asset might be impaired.  If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statement of earnings in an amount equal to the excess carrying value.

On May 1, 2007, the Centers for Medicare and Medicaid Services (“CMS”) released a rule extending the so-called 25% Rule to all LTACHs, including those LTACHs that have previously operated under a statutory grandfathering exemption.  The 25% Rule limits LTACH prospective payment system (“PPS”) paid admissions from a single referral source to 25%.  Admissions beyond the 25% threshold would be paid using lower inpatient PPS rates.  Louisiana Specialty Hospital, the Company’s LTACH in New Orleans, Louisiana, had been grandfathered and statutorily exempt from the 25% Rule.  Such exemption provided greater operational flexibility and fewer restrictions on the types of patients that could be admitted to that facility.  Under the May 1, 2007 rule, implementation of the 25% threshold by previously grandfathered facilities was to occur over a three year transition period.

As part of the purchase price allocation for Louisiana Specialty Hospital, the Company initially recorded the value of the statutory exemption as an indefinite-lived intangible asset at its estimated acquisition date fair value of $5.4 million.  The Company determined that the issuance of the May 1, 2007 rule by CMS resulted in a triggering event during the second quarter of 2007 that required the useful life of the statutory exemption intangible asset to be reassessed as finite-lived and a corresponding impairment analysis to be performed.  Based on that analysis, the Company recognized an impairment loss of $4.9 million in the second quarter of 2007 in the hospitals segment to reduce the carrying value of this intangible asset to its revised estimate of fair value based on the impact of the change in regulations.  This reduced carrying value represents the assets new cost basis for financial reporting purposes.  The Company computed the fair value of the statutory exemption

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

intangible asset using a present value technique and the Company’s projections of cash flow expected to be generated over the intangible asset’s remaining estimated useful life.  Starting on May 1, 2007, the Company began amortizing the remaining $0.5 million carrying value of the intangible asset on a straight-line basis over the asset’s remaining estimated useful life.  As of December 31, 2007, the intangible asset had a remaining carrying value of approximately $0.3 million.

On December 29, 2007, the 2007 Medicare, Medicaid and SCHIP Extension Act was signed into law.  The Act provides that the 25% Rule will not be applied to grandfathered LTACHs, such as the Company’s LTACH in New Orleans, through at least December 31, 2010.  Statement 142 prohibits the reversal of the Company’s previously recognized $4.9 million impairment loss.  Starting on January 1, 2008, the Company will begin amortizing the statutory exemption intangible asset’s remaining $0.3 million carrying value through December 31, 2010.

The Company performed a test for impairment for goodwill and other indefinite lived intangible assets as of December 31, 2007, 2006 and 2005.  Based upon the results of the tests performed, no impairment of goodwill or intangible assets with indefinite useful lives was identified in 2007 or 2006; however, in 2005, the Company recognized an impairment loss of $0.8 million in its program management segment to reduce the carrying value of the trade name it acquired in the March 1, 2004 acquisition of the common stock of American VitalCare, Inc. and its sister company, Managed Alternative Care, Inc. (collectively “VitalCare”).  The Company also determined that this intangible asset no longer has an indefinite life, and in 2006, began amortizing the trade name on a straight-line basis over its remaining estimated useful life.  The fair value of the VitalCare trade name was determined by estimating the present value of royalties that the Company would have otherwise paid at estimated market rates, taking into consideration specific variables such as name recognition and geographic scope, for the use of that trade name.

Under Statement No. 144, a long-lived asset (or asset group) should be tested for recoverability and possible impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable.  In 2005, the assets of VitalCare generated operating losses and the Company’s projections demonstrated potential continuing losses associated with this asset group.  Through its impairment analysis, the Company determined that the carrying value of the VitalCare asset group at December 31, 2005 was not recoverable because it exceeded the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset group.  As a result, the Company recognized an impairment loss of $3.4 million on contractual customer relationships, which is equal to the amount by which the carrying value of the VitalCare asset group exceeded its fair value.  The Company computed the fair value of the VitalCare asset group using a present value technique and the Company’s projections of cash flow expected to be generated over the remaining estimated useful life of the contractual customer relationships, the primary asset within the asset group.

At December 31, 2007 and 2006, the Company had the following intangible asset balances (in thousands of dollars):

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

	December 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing Intangible Assets:
Noncompete agreements	$4,460	$(1,449)	$4,514	$(851)
Customer contracts and relationships	23,096	(7,508)	23,066	(4,936)
Trade names	8,773	(1,276)	8,773	(645)
Medicare exemption	454	(113)	—	—
Lease arrangements	905	(125)	905	(46)
Total	$37,688	$(10,471)	$37,258	$(6,478)

Non-amortizing Intangible Assets:
Trade names	$810		$810
Medicare exemption	—		5,360
Total	$810		$6,170

Amortizing intangible assets have the following weighted average useful lives as of December 31, 2007: noncompete agreements – 7.4 years; contractual customer relationships – 7.8 years; amortizing trade names – 16.0 years; Medicare exemption – 3.0 years; and lease arrangements – 10.7 years.

Amortization expense was approximately $4.0 million, $2.9 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Estimated annual amortization expense for the next 5 years is: 2008 – $3.8 million; 2009 – $3.8 million; 2010 – $3.4 million; 2011 – $2.8 million and 2012 – $2.3 million.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	Contract			Other Healthcare
	Therapy	HRS (a)	Hospitals	Services	Total
Balance at December 31, 2005	$21,795	$39,669	$29,352	$4,144	$94,960
Acquisitions	44,116	—	16,354	12,443	72,913
Purchase price adjustments
and allocations	—	46	(479)	—	(433)
Balance at December 31, 2006	65,911	39,715	45,227	16,587	167,440
Purchase price adjustments
and allocations	2,548	—	12	(1,483)	1,077
Balance at December 31, 2007	$68,459	$39,715	$45,239	$15,104	$168,517

(a)	Hospital Rehabilitation Services (HRS).

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

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

The Amended and Restated Credit Agreement contains administrative covenants that are ordinary and customary for similar credit facilities.  The credit facility also includes financial covenants, including requirements for us to comply on a consolidated basis with a maximum ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum ratio of total funded debt to EBITDA and a minimum ratio of adjusted EBITDA to fixed charges.  As of December 31, 2007, the Company was in compliance with all debt covenants.  The annual commitment fees and interest rates to be charged in connection with the credit facility and the outstanding principal balance are variable based upon the Company’s consolidated leverage ratios.

As of December 31, 2007, the Company had approximately $10 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount the Company may borrow under its line of credit.  As of December 31, 2007, after consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $77.7 million.

As of December 31, 2007 and 2006, long-term borrowings, including the current portion of long-term debt, were as follows (dollars in thousands):

	December 31,
	2007	2006

Borrowings under revolving credit facility; maturity date of June 16, 2011	$68,500	$113,500

Promissory notes issued to sellers of CPR Therapies; stated interest rate of 8%; principal payments due monthly through January 31, 2007	—	59

Promissory note issued to sellers of Louisiana Specialty Hospital; stated interest rate of 7.5%; principal balance due on May 31, 2008	3,000	3,000

Promissory note issued to sellers of MeadowBrook; stated interest rate of 6%; principal payments due in semi-annual installments with the final payment due on August 1, 2008	3,000	4,000
	74,500	120,559
Less: current portion	(9,500)	(5,559)
	$65,000	$115,000

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

Borrowings under the revolving credit facility bear interest at lender’s prime rate or LIBOR, at Company’s option, plus applicable margins.  On December 28, 2007, the Company entered into an interest rate swap related to a portion of these borrowings.  The swap effectively fixes the interest rate on $25 million of the borrowings at 4.0% plus applicable margins.  After consideration of the swap, the weighted average interest rate on all borrowings under the credit facility was 6.2% at December 31, 2007.

The Company’s long-term debt is scheduled to mature as follows (amounts in thousands):

2008	$9,500
2009	—
2010	—
2011	65,000
2012	—
Total	$74,500

Interest paid for 2007, 2006 and 2005 was $7.6 million, $5.2 million and $0.9 million, respectively. Included in the interest paid amounts are commitment fees on the unused portion of the revolving credit facility of $0.2 million, $0.2 million and $0.3 million for 2007, 2006 and 2005, respectively.

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

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

(10)         Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share –
net earnings (loss)	$12,659	$7,280	$(16,982)

Denominator:
Denominator for basic earnings (loss) per share –
weighted-average shares outstanding	17,226	17,008	16,751
Effect of dilutive securities:
stock options and restricted stock	233	235	—
Denominator for diluted earnings (loss) per share –
adjusted weighted-average shares and assumed
conversions	17,459	17,243	16,751

Basic earnings (loss) per share	$0.73	$0.43	$(1.01)

Diluted earnings (loss) per share	$0.73	$0.42	$(1.01)

For fiscal 2007 and 2006, outstanding stock options totaling approximately 1.3 million and 1.4 million potential shares were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  For fiscal 2005, due to the Company’s net loss position, all 2.3 million outstanding options were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive.

(11)         Employee Benefits

The Company has an Employee Savings Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees.  All employees who are at least 21 years of age are immediately eligible to participate in the plan.  Each participant may contribute from 2% to 20% of his or her annual compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is nondiscriminatory.  Contributions made by the Company to the Employee Savings Plan are at rates of up to 50% of the first 4% of employee contributions.  Expense in connection with the Employee Savings Plan for 2007, 2006 and 2005 totaled $3.9 million, $2.7 million and $2.3 million, respectively.

The Company maintains nonqualified deferred compensation plans for certain employees.  Due to changes in the Internal Revenue Code impacting deferred compensation arrangements, the Company froze its existing plan, which became ineligible to receive future deferrals, on December 31, 2004.  To ensure compliance with Internal Revenue Code section 409A, a new plan was developed and implemented on July 1, 2005.  Under the 2005 plan, participants may defer up to 70% of their base salary and up to 70% of their cash incentive compensation.  Amounts for both plans are held by a trust in investments that are designated by participants but remain the property of the Company until distribution.  At December 31, 2007 and 2006, $3.6 million and $4.4 million, respectively, were payable under the nonqualified deferred compensation plans and approximated the value of the trust assets owned by the Company.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

In connection with the acquisition of Symphony on July 1, 2006, the Company added the Symphony Health Services 401(k) Plan to its portfolio of employee benefit plans.  For the period from July 1, 2006 to December 31, 2006, the Company recognized approximately $130,000 of expense for discretionary matching contributions to the Symphony Health Services 401(k) Plan.  Effective December 31, 2006, the Symphony Health Services 401(k) Plan was frozen from receiving additional contributions.  On January 1, 2007, Symphony employees became eligible to participate in the Company’s Employee Savings Plan.  In April 2007, the Company merged the Symphony plan into the Company’s Employee Savings Plan.

The Company has a Profit Sharing Plan, which is a defined contribution plan under Section 401(k) of the Internal Revenue Code, for the benefit of eligible Phase 2 employees.  Phase 2 employees attaining the age of 21 and performing 1 hour of service are eligible to participate in the plan.  Each participant may make elective contributions to the plan within the annual limits established by the Internal Revenue Service.  The Company makes discretionary contributions to the plan.  The Company made discretionary contributions in the amount of approximately $242,000 in 2005.  As of December 31, 2005, this plan was frozen.  Effective January 1, 2006, Phase 2 employees became eligible to participate in the Company’s Employee Savings Plan.

(12)         Commitments

The Company is obligated under non-cancelable operating leases for the facilities that support the Company’s hospitals, administrative functions and other operations.  Future minimum lease payments at December 31, 2007 for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (amounts in thousands):

2008	$10,752
2009	12,478
2010	11,488
2011	11,035
2012	10,813
Thereafter	87,270
Total	$143,836

Rent expense for 2007, 2006 and 2005 was approximately $12.2 million, $10.1 million and $5.2 million, respectively.   As of December 31, 2007, the Company expected to receive future minimum rentals under noncancelable subleases of approximately $4.3 million.

Effective June 1, 2007, the Company entered into a restated term loan agreement with Signature Healthcare Foundation (“Signature”).  The restated term loan agreement supersedes and replaces a line of credit agreement and loans previously made by RehabCare to Signature between 2003 and 2005.  Under the restated term loan agreement, Signature has agreed to pay the entire unpaid principal amount of $1,420,000 to RehabCare upon demand by RehabCare after May 31, 2010.  In addition, Signature has agreed to pay interest on the outstanding principal balance on a quarterly basis at a rate equal to prime plus one percent.   The Company recognizes interest income by applying the loan’s contractual interest rate to the loan’s outstanding principal balance.  As of December 31, 2007, the outstanding principal balance under the term loan was $1,420,000, and Signature owed the Company approximately $10,000 in accrued but unpaid interest.  During the years ended December

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

31, 2007, 2006 and 2005, the Company recognized interest income on the various Signature loans of approximately $109,000, $85,000 and $72,000, respectively.

The proceeds of the loans to Signature were used by Signature to further the operations of its facilities which provide physical and occupational rehabilitation programs for the treatment of outpatients.  Since 2003, the Company has provided rehabilitation staffing services to Signature’s outpatient facilities and home health programs at rates that represent market value for the services provided.  The Company’s services are provided under a 5-year staffing services agreement, which is independent of the loan agreement except that termination of the staffing services agreement by Signature prior to the end of its initial term constitutes an event of default under the loan agreement.

In connection with the construction of a rehabilitation hospital in Chesterfield, Missouri and leasehold improvements for an LTACH in Kokomo, Indiana, the Company has entered into construction contracts for the future completion of these properties.  As of December 31, 2007, the Company’s remaining commitments under these contracts totaled approximately $9.6 million.  Construction of these facilities is expected to be completed in 2008.

(13)         Income Taxes

Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Federal – current	$1,449	$6,217	$14,715
Federal – deferred	5,970	(964)	(3,191)
State	60	336	1,821
	$7,479	$5,589	$13,345

A reconciliation between expected income taxes, computed by applying the statutory Federal income tax rate of 35% to earnings before income taxes, and actual income tax is as follows:

Year Ended December 31,
2007	2006	2005
(in thousands)
Expected income taxes	$6,816	$5,556	$11,533
Tax effect of interest income from municipal bond obligations exempt from federal taxation	(8)	(72)	(201)
State income taxes, net of federal income tax benefit	124	83	1,184
Income tax benefit attributable to minority interests	132	8	—
Income tax expense attributable to income from equity investments	101	(72)	(50)
Other, net	314	86	879
	$7,479	$5,589	$13,345

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows:

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$3,838	$3,668
Accrued insurance, vacation, bonus and deferred compensation	9,890	11,505
Net operating loss carryforward/capital loss carryforward	2,405	15,460
Stock based compensation	1,176	656
Other	3,843	2,262
Total gross deferred tax assets	21,152	33,551
Valuation allowance	(350)	(15,814)
Net deferred tax assets	20,802	17,737

Deferred tax liabilities:
Acquired goodwill and intangibles	6,971	6,012
Depreciation and amortization	1,807	2,693
Other	1,536	1,782
Total deferred tax liabilities	10,314	10,487
Net deferred tax asset	$10,488	$7,250

At December 31, 2007, RehabCare had unused federal net operating loss (NOL) carryforwards of approximately $5.4 million, all of which expires in 2026. These NOL carryforwards resulted in a deferred tax asset of approximately $1.9 million at December 31, 2007.

The Company is required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that the Company will not realize a portion of its deferred tax assets and that a valuation allowance of $0.4 million and $15.8 million was necessary as of December 31, 2007 and 2006, respectively.  For the years ended December 31, 2007, 2006, and 2005, the net increases (decreases) in the valuation allowance were $(15.5) million, $1.1 million, and $14.4 million, respectively. The valuation allowance decrease in 2007 primarily relates to the Company’s adoption of Financial Accounting Standards Board (FASB) Interpretation No.  48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

The Company adopted the provisions of FIN 48 on January 1, 2007.  This Interpretation requires financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  Based on the accounting standards that existed prior to FIN 48, the Company had not recognized a $14.4 million potential tax benefit in its financial statements at December 31, 2006 for the losses incurred in connection with the Company’s former investment in InteliStaf.  In accordance with the provisions of FIN 48, the Company evaluated the technical merits of its uncertain tax positions.  The Company believes it will more likely than not obtain a tax deduction for the full amount of the losses incurred on its investment in InteliStaf.  Based on that evaluation, the Company has recorded a $14.4 million reduction in its liability for unrecognized tax benefits and a $14.4 million

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

increase to its January 1, 2007 balance of retained earnings to recognize the cumulative effect of applying FIN 48.  This cumulative-effect adjustment represents the difference between the net amount of assets and liabilities recognized in the statement of financial position prior to the application of FIN 48 and the net amount of assets and liabilities recognized as a result of applying FIN 48.

As of January 1, 2007, the Company had approximately $0.4 million of total unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

Balance at January 1, 2007	$396
Increase as a result of tax positions taken in prior years	136
Increase as a result of tax positions taken in the current year	20
Lapse of applicable statute of limitations	(244)
Balance at December 31, 2007	$308

As of December 31, 2007, the Company had approximately $0.3 million of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate.  The Company currently does not expect any significant changes to unrecognized tax positions within the next twelve months.

The Company’s practice is to recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of selling, general and administrative expenses.  The Company recognized an immaterial net amount of interest and penalties in 2007.   As of December 31, 2007, the Company had accrued an insignificant amount for interest and penalties.

RehabCare and its subsidiaries file income tax returns for U.S. federal income taxes and various state income taxes.  The Company is no longer subject to U.S. federal income tax examination for years prior to 2004 by virtue of the statute of limitations.

Income taxes paid by the Company for 2007, 2006 and 2005 were $0.5 million, $2.4 million and $15.7 million, respectively.

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
December 31, 2007, 2006 and 2005

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

The following is a summary of InteliStaf’s results of operations for the year ended December 31, 2005 and the period from January 1, 2006 to February 28, 2006 (dollars in thousands):

	January 1 to	Year Ended
	February 28,	December 31,
	2006(1)	2005
	(unaudited)
Net operating revenues	$43,113	$274,215
Operating loss	(727)	(34,709)
Net loss	(1,465)	(41,324)

(1)
The Company abandoned its shares in InteliStaf on March 3, 2006.  Financial statements as of that date were not readily available.  Accordingly, the Company has presented financial information through February 28, 2006.  The Company does not believe that financial information for InteliStaf through March 3, 2006 would be materially different than the information reported above.

In January 2005, the Company paid $3.6 million for a 40% equity interest in Howard Regional Specialty Care, LLC (“HRSC”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana.  The Company uses the equity method to account for its investment in HRSC.  The value of the Company’s investment in HRSC at the transaction date exceeded its share of the book value of HRSC’s stockholders’ equity by approximately $3.5 million.  This excess is being accounted for as equity method goodwill.  In February 2007, the Company invested an additional $1.1 million of cash in HRSC, and the majority owner invested an additional $1.7 million.  HRSC used these funds to meet its working capital needs and to acquire an outpatient rehabilitation business in Kokomo.  The carrying value of the Company’s investment in HRSC was $4.7 million and $3.3 million at December 31, 2007 and 2006, respectively.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

(16)         Restructuring Costs

As reported in Note 14, the Company sold its StarMed staffing division to InteliStaf on February 2, 2004.  In connection with this sale, the Company initiated a series of restructuring activities to reduce the cost of corporate overhead that had previously been absorbed by the staffing division.

All restructuring activities were completed by December 31, 2005 except for the payment of lease exit costs related to corporate office space that the Company ceased using in 2004.  However, in June 2006, as a result of increased corporate headquarters staffing to support recent acquisitions, the Company made the decision to begin using the office space again.  As a result, the Company reversed the remaining restructuring reserve of $191,000 to income in 2006.

(17)         Related Party Transactions

The Company’s hospital rehabilitation services division recognized operating revenues for services provided to HRSC, the Company’s 40% owned equity method investment, of approximately $0.4 million and $2.6 million for the years ended December 31, 2007 and 2006, respectively.  In March 2007, the Company canceled its existing management services contract with HRSC as part of a plan to improve HRSC’s profitability.

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $457,000, $392,000 and $560,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short.  The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

(18)         Industry Segment Information

Before acquiring Symphony, the Company operated in the following three business segments, which were managed separately based on fundamental differences in operations:  program management services, hospitals and healthcare management consulting.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and contract therapy programs (which focus primarily on rehabilitation in skilled nursing facilities).  On July 1, 2006, the Company acquired Symphony, which was a leading provider of contract therapy program management services.  Symphony also operated a therapist and nurse staffing business as well as a healthcare management consulting business.  With the acquisition of Symphony, the Company has created a new segment: other healthcare services, which includes the Company’s preexisting healthcare management consulting business together with Symphony’s staffing and consulting businesses.  Virtually all of the Company’s services are provided in the United States.  Summarized information about the Company’s operations in each industry segment is as follows (in thousands of dollars):

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

	Operating Revenues			Operating Earnings (Loss)
	2007	2006	2005	2007	2006	2005
Program management:
Contract therapy	$400,761	$331,603	$232,193	$6,018	$(2,567)	$12,661
Hospital rehabilitation services	164,102	179,798	189,832	22,893	23,661	22,538
Program management total	564,863	511,401	422,025	28,911	21,094	35,199
Hospitals	103,126	77,101	21,706	(3,638)	643	(654)
Other healthcare services	44,629	26,859	10,891	1,696	1,400	(58)
Less intercompany revenues (1)	(944)	(568)	(356)	N/A	N/A	N/A
Unallocated asset impairment (2)	N/A	N/A	N/A	—	(2,351)	—
Unallocated corporate expenses (3)	N/A	N/A	N/A	—	(22)	(1,220)
Restructuring charge	N/A	N/A	N/A	—	191	—
Total	$711,674	$614,793	$454,266	$26,969	$20,955	$33,267

	Depreciation and Amortization			Capital Expenditures
	2007	2006	2005	2007	2006	2005
Program management:
Contract therapy	$8,304	$6,661	$4,190	$2,509	$4,675	$4,545
Hospital rehabilitation services	4,104	4,740	5,631	442	1,403	4,019
Program management total	12,408	11,401	9,821	2,951	6,078	8,564
Hospitals	4,096	2,844	793	6,824	8,686	4,688
Other healthcare services	517	292	41	214	90	49
Total	$17,021	$14,537	$10,655	$9,989	$14,854	$13,301

	Total Assets			Unamortized Goodwill
	as of December 31,			as of December 31,
	2007	2006	2005	2007	2006	2005
Program management:
Contract therapy	$175,589	$189,338	$81,712	$68,459	$65,911	$21,795
Hospital rehabilitation services	105,292	110,800	129,408	39,715	39,715	39,669
Program management total	280,881	300,138	211,120	108,174	105,626	61,464
Hospitals (4)	93,659	92,681	52,381	45,239	45,227	29,352
Other healthcare services	34,020	35,477	6,600	15,104	16,587	4,144
Corporate – investment in InteliStaf	—	—	2,824	N/A	N/A	N/A
Total	$408,560	$428,296	$272,925	$168,517	$167,440	$94,960

(1)	Intercompany revenues represent sales of services, at market rates, between the Company’s operating segments.

(2)
Represents an impairment charge associated with the abandonment of a fixed asset that was never placed in service.  This fixed asset relates to an internal software development project.  See Note 5 for additional information.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

(3)	Represents certain expenses associated with the StarMed staffing business, which was sold on February 2, 2004.

(4)	Hospitals segment total assets include the carrying value of the Company’s investment in HRSC.

(19)         Quarterly Financial Information (Unaudited)

	Quarter Ended
2007	December 31	September 30	June 30	March 31
	(in thousands, except per share data)

Operating revenues	$173,635	$172,943	$181,086	$184,010
Operating earnings	8,998	8,188	4,249	5,534
Earnings before income taxes, equity in net income (loss) of affiliates and minority interests	7,419	6,167	2,642	3,246
Net earnings	5,101	3,910	1,651	1,997
Net earnings per common share:
Basic	0.29	0.23	0.10	0.12
Diluted	0.29	0.22	0.09	0.12

	Quarter Ended
2006	December 31	September 30	June 30	March 31
	(in thousands, except per share data)

Operating revenues	$182,247	$183,162	$127,666	$121,718
Operating earnings	4,704	6,326	6,056	3,869
Earnings before income taxes, equity in net loss of affiliates and minority interests	2,294	3,902	5,916	3,762
Net earnings (loss)	2,063	2,302	3,480	(565)
Net earnings (loss) per common share:
Basic	0.12	0.13	0.21	(0.03)
Diluted	0.12	0.13	0.20	(0.03)

(20)         Contingencies

The Company is currently not a party to any material pending legal proceedings.

In the ordinary course of our business, the Company is a party to a number of other claims and lawsuits, as both plaintiff and defendant, which the Company regards as immaterial.  From time to time, and depending upon the particular facts and circumstances, the Company may be subject to indemnification obligations under contracts with the Company’s program management clients.  The Company does not believe that any liability resulting from such matters, after taking into consideration the Company’s insurance coverage and amounts already provided for, will have a material effect on the Company’s consolidated financial position or overall liquidity; however, such

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2007, 2006 and 2005

matters, or the expense of prosecuting or defending them, could have a material effect on cash flows and results of operations in a particular quarter or fiscal year as they develop or as new issues are identified.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2007 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007.  All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control.  Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based upon this evaluation, our management has concluded that our internal control over financial reporting as of December 31, 2007 is effective.  There have been no changes in our internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after the Company’s fiscal year end of December 31, 2007 (the "Proxy Statement") and is incorporated herein by reference:

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

The following table sets forth the name, age and position of each of our executive officers as of December 31, 2007.  There is no family relationship between any of the following individuals.

Name	Age	Position
John H. Short, Ph.D.	63	President and Chief Executive Officer
Jay W. Shreiner	57	Executive Vice President, Chief Financial Officer
Patricia S. Williams	40	Senior Vice President, General Counsel and Secretary
Patricia M. Henry	55	Executive Vice President, Operations
Mary Pat Welc	53	Senior Vice President, Operations
Michael R. Garcia	47	Senior Vice President, Chief Human Resources Officer
Jeff A. Zadoks	42	Vice President, Chief Accounting Officer

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

Jay W. Shreiner has been Chief Financial Officer of the Company since joining the Company in March 2006.  Prior to joining the Company, Mr. Shreiner was Chief Financial Officer for several private companies within Austin Ventures’ portfolio of companies.

Patricia S. Williams has been Senior Vice President, General Counsel and Secretary since joining the Company in November 2007.  Prior to joining the Company, Ms. Williams was Vice President, General Counsel and Corporate Secretary for Thermadyne Holdings Corporation, a multi-national, publicly-traded company engaged in the design, manufacture, and sale of cutting and welding equipment.

Patricia M. Henry has been Executive Vice President, Operations since September 2004, having served most recently as President of our contract therapy division since November 2001.  Ms. Henry joined the Company in October 1998.

Mary Pat Welc has been Senior Vice President, Operations since 2003.  Prior to that, Ms. Welc served as Regional Vice President of Operations.  Ms. Welc joined the Company in 1996.

Michael R. Garcia has been Senior Vice President, Chief Human Resources Officer since joining the Company in March 2007.   Prior to joining the Company, Mr. Garcia was Chief People Officer for Nextar Financial Corporation, now a subsidiary of Bank of America.

Jeff A. Zadoks has been Vice President and Chief Accounting Officer since February 2006.  Mr. Zadoks has also served as Corporate Controller since joining the Company in December 2003.  Prior to joining the Company, Mr. Zadoks was Corporate Controller of MEMC Electronic Materials, Inc.

Section 303A.12(a) of the NYSE Listed Company Manual requires the chief executive officer (“CEO”) of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE’s corporate governance rules.  The CEO of RehabCare submitted the required certification without qualification to the NYSE on May 8, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is included in our Proxy Statement under the caption “Discussion of 2007 Executive Compensation Program” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is included in our Proxy Statement under the captions “Voting Securities and Principal Holders Thereof” and “Security Ownership by Management” and is incorporated herein by reference.

The following table provides information as of fiscal year ended December 31, 2007 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,483,610	$23.15	779,790	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	1,483,610	$23.15	779,790

(1)
Represent the number of shares of common stock available for future issuance under the Company’s 2006 Equity Incentive Plan.  Permissible awards under the Company’s plan include stock options, stock appreciation rights, restricted stock, stock units and other equity-based awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is included in our Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Earnings for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules:

As required by Rule 3-09 of Regulation S-X, the audited consolidated financial statements of InteliStaf Holdings, Inc. for the year ended December 31, 2005 were filed as Exhibit 99.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

	(3)	Exhibits:

See Exhibit Index on page 80 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2008
REHABCARE GROUP, INC. (Registrant)

By:	/s/ John H. Short
John H. Short
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Dated

/s/ John H. Short	President, Chief Executive	March 11, 2008
John H. Short	Officer and Director
(Principal Executive Officer)

/s/ Jay W. Shreiner	Executive Vice President and	March 11, 2008
Jay W. Shreiner	Chief Financial Officer
(Principal Financial Officer)

/s/ Jeff A. Zadoks	Vice President and	March 11, 2008
Jeff A. Zadoks	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Colleen Conway-Welch	Director	March 11, 2008
Colleen Conway-Welch

/s/ Christopher T. Hjelm	Director	March 11, 2008
Christopher T. Hjelm

/s/ Anthony S. Piszel	Director	March 11, 2008
Anthony S. Piszel

/s/ Suzan L. Rayner	Director	March 11, 2008
Suzan L. Rayner

/s/ Harry E. Rich	Director	March 11, 2008
Harry E. Rich

/s/ Larry Warren	Director	March 11, 2008
Larry Warren

/s/ Theodore M. Wight	Director	March 11, 2008
Theodore M. Wight

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference)

3.2
Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1995 and incorporated herein by reference)

3.3	Amended and Restated Bylaws, dated October 30, 2007 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2007 and incorporated herein by reference)

4.1
Rights Agreement, dated August 28, 2002, by and between the Registrant and Computershare Trust Company, Inc. (filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed September 5, 2002 and incorporated herein by reference)

10.1
1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference) *

10.2
Form of Stock Option Agreement for 1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference) *

10.3
Termination Compensation Agreement, dated December 11, 2007 by and between RehabCare Group, Inc. and John H. Short, Ph.D. (filed as Exhibit 10.1 to Registrant’s Annual Report on Form 8-K dated December 12, 2007 and incorporated herein by reference) *

10.4
Form of Termination Compensation Agreement dated March 10, 2006 by and between RehabCare Group, Inc. and Patricia M. Henry (filed as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference) *

10.5
Termination Compensation Agreement dated March 29, 2006 by and between RehabCare Group, Inc. and Jay W. Shreiner (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated March 30, 2006 and incorporated herein by reference) *

10.6	Change in Control Termination Agreement dated November 12, 2007 by and between RehabCare Group, Inc. and Patricia S. Williams (filed herewith) *

10.7
Form of Termination Compensation Agreement dated March 10, 2006 by and between RehabCare Group, Inc. and other executive officers who are not named executive officers in the Registrant’s proxy statement for the 2006 annual meeting of stockholders (filed as Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference) *

10.8	RehabCare Executive Deferred Compensation Plan (filed as Exhibit 10.12 to the Registrant’s Report on Form 10-K, dated May 27, 1994 and incorporated herein by reference) *

10.9
RehabCare Executive Deferred Compensation Plan effective July 1, 2005 (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference) *

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

10.14	RehabCare Group, Inc. 2006 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and incorporated herein by reference) *

10.15
Amended and Restated Credit Agreement, dated June 16, 2006, by and among RehabCare Group, Inc., as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, and Bank of America, N.A., U.S. Bank National Association, Harris Trust, N.A., National City Bank, Comerica Bank, SunTrust Bank, and General Electric Capital Corporation as participating banks in the lending group (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2006 and incorporated herein by reference)

10.16
Pledge Agreement, dated as of June 16, 2006, by and among RehabCare Group, Inc. and Subsidiaries, as pledgors, and Bank of America, N.A., as Collateral Agent (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 16, 2006 and incorporated herein by reference)

10.17
Security Agreement, dated as of October 12, 2004, by and among RehabCare Group, Inc. and Subsidiaries, as grantors, and Bank of America, N.A., as Collateral Agent (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 16, 2006 and incorporated herein by reference)

10.18
Non-Continuous Aircraft Dry Lease Agreement by and between 55JS Limited, Co. and RehabCare Group, Inc. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 7, 2006 and incorporated herein by reference)

10.19
Asset Purchase Agreement dated June 8, 2005 by and among RehabCare Group East, Inc., a wholly owned subsidiary of Registrant, MeadowBrook HealthCare, Inc., MeadowBrook Specialty Hospital of Tulsa LLC, Lafayette Rehab Associate Limited Partnership, Clear Lake Rehabilitation Hospital, Inc. and South Dade Rehab Associates Limited Partnership (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 4, 2005 and incorporated herein by reference)

10.20
Purchase and Sale Agreement, dated May 3, 2006, by and among LUK-Symphony Management, LLC, Symphony Health Services, LLC and RehabCare Group, Inc. (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 8, 2006 and incorporated herein by reference)

13.1	Those portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2007 included in response to Items 5 and 6 of this Annual Report on Form 10-K (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of KPMG LLP (filed herewith)

23.2	Consent of Ernst & Young LLP (filed herewith)

31.1
Certification by Chief Executive Officer in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification by Chief Financial Officer in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification by Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

_________________________
*   Management contract or compensatory plan or arrangement.