Form 10-Q
period 2008-03-31
REHABCARE GROUP INC
filed 2008-05-06
CIK 812191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   ☐       No   ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, par value $.01 per share	18,045,224 (a)

(a) Includes 483,102 shares of unvested restricted stock.

REHABCARE GROUP, INC.

PART 1. – FINANCIAL INFORMATION
Item 1. – Condensed Consolidated Financial Statements

REHABCARE GROUP, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	March 31,	December 31,
	2008	2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$15,218	$10,265
Accounts receivable, net of allowance for doubtful accounts of $17,607 and $16,266, respectively	140,420	135,194
Deferred tax assets	14,444	15,863
Other current assets	6,842	7,892
Total current assets	176,924	169,214
Marketable securities, trading	3,292	3,547
Property and equipment, net	30,286	29,705
Goodwill	168,517	168,517
Intangible assets, net	27,061	28,027
Investment in unconsolidated affiliate	4,779	4,701
Other	4,826	4,849
Total assets	$415,685	$408,560

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,600	$9,500
Accounts payable	7,342	5,825
Accrued salaries and wages	45,422	49,886
Income taxes payable	602	192
Accrued expenses	23,681	23,526
Total current liabilities	90,647	88,929
Long-term debt, less current portion	62,100	65,000
Deferred compensation	3,276	3,552
Deferred tax liabilities	5,683	5,375
Other	1,024	415
Total liabilities	162,730	163,271
Minority interests	2,683	1,267
Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 21,554,718 shares and 21,466,994 shares as of March 31, 2008 and December 31, 2007, respectively	216	215
Additional paid-in capital	142,361	140,246
Retained earnings	162,839	158,331
Accumulated other comprehensive loss	(440)	(66)
Less common stock held in treasury at cost; 4,002,898 shares as of March 31, 2008 and December 31, 2007	(54,704)	(54,704)
Total stockholders’ equity	250,272	244,022
Total liabilities and stockholders’ equity	$415,685	$408,560

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Operating revenues	$184,121	$184,010
Costs and expenses:
Operating	148,962	152,222
Selling, general and administrative:
Divisions	11,722	11,665
Corporate	11,258	10,277
Depreciation and amortization	3,767	4,312
Total costs and expenses	175,709	178,476

Operating earnings	8,412	5,534

Interest income	37	29
Interest expense	(1,299)	(2,319)
Other income	3	2
Equity in net income of affiliate	158	37
Minority interests	80	12

Earnings before income taxes	7,391	3,295
Income taxes	2,883	1,298

Net earnings	$4,508	$1,997

Earnings per common share:
Basic	$0.26	$0.12
Diluted	$0.25	$0.12

Weighted-average number of common shares outstanding:
Basic	17,531	17,139
Diluted	17,749	17,332

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; amounts in thousands)

	Three Months Ended,
	March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$4,508	$1,997
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	3,767	4,312
Provision for doubtful accounts	2,366	2,730
Equity in net income of affiliate	(158)	(37)
Minority interests	(80)	(12)
Stock-based compensation expense	776	446
Income tax benefits from share-based payments	468	72
Excess tax benefits from share-based payments	(331)	(44)
Gain on disposal of property and equipment	(3)	(2)
Changes in assets and liabilities:
Accounts receivable, net	(7,592)	1,226
Other current assets	1,050	215
Other assets	28	36
Accounts payable	1,517	(3,678)
Accrued salaries and wages	(4,464)	(539)
Income taxes payable and deferred taxes	2,235	1,212
Accrued expenses	155	1,164
Deferred compensation	(187)	(310)
Net cash provided by operating activities	4,055	8,788

Cash flows from investing activities:
Additions to property and equipment	(3,222)	(1,257)
Purchase of marketable securities	(236)	(63)
Proceeds from sale/maturities of marketable securities	402	561
Investment in unconsolidated affiliate	—	(1,119)
Other, net	(82)	(165)
Net cash used in investing activities	(3,138)	(2,043)

Cash flows from financing activities:
Net change in revolving credit facility	1,700	(6,500)
Principal payments on long-term debt	(500)	(559)
Contributions by minority interest shareholders	1,496	—
Exercise of stock options	1,009	105
Excess tax benefits from share-based payments	331	44
Net cash provided by (used in) financing activities	4,036	(6,910)

Net increase (decrease) in cash and cash equivalents	4,953	(165)
Cash and cash equivalents at beginning of period	10,265	9,430
Cash and cash equivalents at end of period	$15,218	$9,265

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements
Three Month Periods Ended March 31, 2008 and 2007
(Unaudited)

(1)           Basis of Presentation

The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly and majority owned affiliates.  The Company accounts for its investments in less than 50% owned affiliates using the equity method.  All significant intercompany accounts and activity have been eliminated in consolidation.  In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included.  Certain prior year amounts may have been reclassified to conform to current year presentation.  The Company has elected to modify its presentation of equity in net income of affiliate and minority interests in its consolidated statements of earnings by reporting these amounts as a component of earnings before income taxes.  This decision was made primarily because one of the Company’s long-term strategies is to invest in less than wholly owned affiliates which are limited liability corporations treated as partnerships for income tax purposes.  The Company believes the new presentation provides greater transparency in reporting of earnings before income taxes and income tax expense.  The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the fiscal year.

The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles.  Reference is made to the Company’s audited consolidated financial statements and the related notes as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of the Company’s accounting policies.

(2)           Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Preparation of these statements requires management to make judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s 2007 Annual Report on Form 10-K, filed on March 11, 2008.

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

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements, (Continued)

	Three Months Ended,
	March 31,
	2008	2007

Share-based compensation expense	$776	$446
Income tax benefit	300	172

The Company has various incentive plans that provide long-term incentive and retention awards.  These awards include stock options and restricted stock awards.  At March 31, 2008, a total of 540,948 shares were available for future issuance under the plans.

Stock Options

No stock options were granted during the three months ended March 31, 2008 and 2007.   As of March 31, 2008, there was approximately $0.2 million of unrecognized compensation cost related to nonvested options.  Such cost is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Awards

In 2006, the Company began issuing restricted stock awards to attract and retain key Company executives.  At the end of a three-year restriction period, the awards will vest and be transferred to the participant provided that the participant has been an employee of the Company continuously throughout the restriction period.  In the first quarter of 2007, the Company also began issuing restricted stock awards to its nonemployee directors.  One-fourth of such awards generally vest each quarter over the first four quarters following the date of grant.

The Company’s restricted stock awards have been classified as equity awards under Statement 123R.  In general, the Company will receive a tax deduction for each restricted stock award on the vesting date equal to the fair market value of the restricted stock on the vesting date.

A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2008 and changes during the three-month period ended March 31, 2008 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at December 31, 2007	254,760	$16.14
Granted	240,262	22.04
Vested	(8,750)	14.51
Forfeited	(1,420)	15.66
Nonvested at March 31, 2008	484,852	$19.09

As of March 31, 2008, there was approximately $7.3 million of unrecognized compensation cost related to nonvested restricted stock awards.  Such cost is expected to be recognized over a weighted-average period of 2.3 years.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements, (Continued)

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Numerator for basic and diluted earnings per share –
net earnings	$4,508	$1,997

Denominator:
Denominator for basic earnings per share –
weighted-average shares outstanding	17,531	17,139

Effect of dilutive securities:
stock options and restricted stock awards	218	193

Denominator for diluted earnings per share –
adjusted weighted-average shares	17,749	17,332

Basic earnings per share	$0.26	$0.12
Diluted earnings per share	$0.25	$0.12

For the three months ended March 31, 2008 and 2007, outstanding stock options totaling approximately 0.9 million and 1.4 million potential shares, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

(5)           Comprehensive Income

The following table sets forth the computation of comprehensive income (in thousands):

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements, (Continued)

	Three Months Ended
	March 31,
	2008	2007

Net income	$4,508	$1,997
Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate swap	(374)	—
Comprehensive income	$4,134	$1,997

(6)           Investment in Unconsolidated Affiliate

In January 2005, the Company paid $3.6 million for a 40% equity interest in Howard Regional Specialty Care, LLC (“HRSC”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana.  The Company uses the equity method to account for its investment in HRSC.  The value of the Company’s investment in HRSC at the transaction date exceeded its share of the book value of HRSC’s stockholders’ equity by approximately $3.5 million.  This excess is being accounted for as equity method goodwill.  In February 2007, the Company invested an additional $1.1 million of cash in HRSC, and the majority owner invested an additional $1.7 million.  HRSC used these funds to meet its working capital needs and to acquire an outpatient rehabilitation business in Kokomo.  The carrying value of the Company’s investment in HRSC was $4.8 million and $4.7 million at March 31, 2008 and December 31, 2007, respectively.

(7)           Business Combinations

Effective July 1, 2006, the Company acquired all of the outstanding limited liability company membership interests of Symphony Health Services, LLC (“Symphony”) at a cost of approximately $109.9 million.  The Company recognized lease exit costs associated with exiting certain Symphony leased properties as liabilities assumed in the acquisition and included in the allocation of the purchase price for Symphony.  The following table provides a roll-forward of the liability for accrued lease exit costs for the three month period ended March 31, 2008 (in thousands):

Balance, December 31, 2007	$469
Payments	(67)
Balance, March 31, 2008	$402

(8)           Intangible Assets

At March 31, 2008 and December 31, 2007, the Company had the following intangible asset balances (in thousands):

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements, (Continued)

	March 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing Intangible Assets:
Noncompete agreements	$4,460	$(1,575)	$4,460	$(1,449)
Customer contracts and relationships	23,096	(8,142)	23,096	(7,508)
Trade names	8,773	(1,433)	8,773	(1,276)
Medicare exemption	454	(142)	454	(113)
Lease arrangements	905	(145)	905	(125)
Total	$37,688	$(11,437)	$37,688	$(10,471)

Non-amortizing Intangible Assets:
Trade names	$810		$810

Amortization expense on intangible assets was approximately $966,000 and $1,020,000 for the three months ended March 31, 2008 and 2007, respectively.

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

The Amended and Restated Credit Agreement contains administrative covenants that are ordinary and customary for similar credit facilities.  The credit facility also includes financial covenants, including requirements for us to comply on a consolidated basis with a maximum ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum ratio of total funded debt to EBITDA and a minimum ratio of adjusted EBITDA to fixed charges.  As of March 31, 2008, the Company was in compliance with all debt covenants.

Borrowings under the credit facility bear interest at either the lender’s prime rate or the London Interbank Offered Rate (“LIBOR”), at the Company’s option.  The annual fees and applicable interest rate margins to be charged in connection with the credit facility and the outstanding principal balance are variable based upon the Company’s consolidated leverage ratios.  As of March 31, 2008, the balance outstanding against the revolving credit facility was $70.2 million.  On December 28, 2007, the Company entered into an interest rate swap related to a portion of these borrowings.  The swap effectively fixes the interest rate on $25 million of the borrowings at 4.0% plus applicable margins.  After consideration of the swap, the weighted average interest rate on all borrowings under the credit facility was 4.6% at March 31, 2008.

The interest rate swap agreement expires in December 2009.  The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate (LIBOR).  The fair value of this swap agreement was recorded in the consolidated balance sheets as a liability of $0.7 million and $0.1 million at March 31, 2008 and December 31, 2007, respectively.  The

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements, (Continued)

unrealized losses resulting from the change in the fair value of the interest rate swap have been reflected in other comprehensive income.  Over the next 12 months, the Company expects to reclassify an estimated $0.4 million of these losses from accumulated other comprehensive income to interest expense as the related interest payments being hedged are made.

As of March 31, 2008, the Company had $10.2 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount the Company may borrow under its line of credit.  As of March 31, 2008, after the consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $70.8 million.

In connection with the asset purchases of Louisiana Specialty Hospital in June 2006 and MeadowBrook Healthcare in August 2005, the Company issued long-term subordinated promissory notes to the respective selling parties.  As of March 31, 2008, the remaining aggregate principal balance on all subordinated promissory notes was $5.5 million.

(10)         Industry Segment Information

The Company operates in the following three business segments, which are managed separately based on fundamental differences in operations: program management services, hospitals and other healthcare services.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and contract therapy programs (which focus primarily on rehabilitation in skilled nursing facilities).  The Company’s hospitals segment owns and operates six inpatient rehabilitation hospitals and three long-term acute care hospitals.  The Company’s other healthcare services segment provides healthcare management consulting services and staffing services for therapists and nurses.  Virtually all of the Company’s services are provided in the United States.  Summarized information about the Company’s operations in each industry segment is as follows (in thousands):

	Operating Revenues		Operating Earnings
	Three Months Ended,		Three Months Ended,
	March 31,		March 31,
	2008	2007	2008	2007
Program management:
Contract therapy	$104,280	$102,835	$3,823	$(2,225)
Hospital rehabilitation services	40,181	43,254	4,638	5,179
Program management total	144,461	146,089	8,461	2,954
Hospitals	29,220	26,019	(291)	1,888
Other healthcare services	10,974	12,148	242	692
Less intercompany revenues (1)	(534)	(246)	N/A	N/A
Total	$184,121	$184,010	$8,412	$5,534

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements, (Continued)

	Depreciation and Amortization		Capital Expenditures
	Three Months Ended,		Three Months Ended,
	March 31,		March 31,
	2008	2007	2008	2007
Program management:
Contract therapy	$1,670	$2,126	$528	$740
Hospital rehabilitation services	720	1,181	130	86
Program management total	2,390	3,307	658	826
Hospitals	1,246	881	2,550	414
Other healthcare services	131	124	14	17
Total	$3,767	$4,312	$3,222	$1,257

	Total Assets		Unamortized Goodwill
	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007
Program management:
Contract therapy	$177,706	$175,589	$68,459	$68,459
Hospital rehabilitation services	104,068	105,292	39,715	39,715
Program management total	281,774	280,881	108,174	108,174
Hospitals (2)	99,681	93,659	45,239	45,239
Other healthcare services	34,230	34,020	15,104	15,104
Total	$415,685	$408,560	$168,517	$168,517

(1)	Intercompany revenues represent sales of services, at market rates, between the Company’s operating segments.

(2)	Hospital total assets include the carrying value of the Company’s equity investment in HRSC.

(11)         Related Party Transactions

The Company’s hospital rehabilitation services division recognized operating revenues for services provided to HRSC, the Company’s 40% owned equity method investment, of approximately $0.4 million for the three months ended March 31, 2007.  In March 2007, the Company canceled its existing management services contract with HRSC.

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $142,000 and $149,000 for the three months ended March 31, 2008 and 2007, respectively.  55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short.  The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

(12)         Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”).  This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements.  Statement 157 does not require any new fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement 157,” which deferred the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements, (Continued)

nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  In accordance with this interpretation, the Company adopted the provisions of Statement 157 on January 1, 2008 with respect to the Company’s financial assets and financial liabilities.  The provisions of Statement 157 have not been applied to nonfinancial assets and nonfinancial liabilities.  The major categories of assets and liabilities that are measured at fair value, for which the Company will wait until 2009 to apply the provisions of Statement 157, are as follows:  reporting units measured at fair value in the first step of a goodwill impairment test under Statement 142 and long-lived assets measured at fair value for an impairment assessment under Statement 144.

The following table sets forth the information required by Statement 157 for the Company’s financial assets and financial liabilities which are measured at fair value on a recurring basis.  The Company uses an income approach to value its liability for the outstanding interest rate swap agreement discussed in Note 9.  The fair value of the swap is estimated using a discounted cash flow model that takes into account observable inputs including the contractual terms of the swap and current market information as of the reporting date such as prevailing interest rates.

		Fair Value Measurements at March 31, 2008 Using:
	Carrying value at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$3,292	$3,292	$—	$—
Interest rate swap	(716)	—	(716)	—
Total	$2,576	$3,292	$(716)	$—

(13)        Recently Issued Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“Statement 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these items reported in earnings at each subsequent reporting date.  The Company adopted this statement on January 1, 2008 and has elected not to apply the fair value option to any items not already carried at fair value in accordance with other accounting standards, so the adoption of Statement 159 did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  Statement 141(R) will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company has not determined the effect the adoption of Statements 141(R) and 160 will have on the Company’s financial position or results of operations.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements, (Continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (“Statement 161”), which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Statement 161 will be effective for the Company beginning in 2009.  The adoption of this statement will expand the Company’s disclosures about derivatives held by the Company.

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

•	our ability to comply with the terms of our borrowing agreements;
•	changes in governmental reimbursement rates and other regulations or policies affecting reimbursement for the services provided by us to clients and/or patients;
•	the operational, administrative and financial effect of our compliance with other governmental regulations and applicable licensing and certification requirements;
•	our ability to attract new client relationships or to retain and grow existing client relationships through expansion of our service offerings and the development of alternative product offerings;
•	the future financial results of any unconsolidated affiliates;
•	our ability to attract and the additional costs of attracting and retaining administrative, operational and professional employees;
•	shortages of qualified therapists and other healthcare personnel;
•	significant increases in health, workers compensation and professional and general liability costs and our ability to predict the ultimate liability for such costs;
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

Results of Operations

We operate in the following three business segments, which are managed separately based on fundamental differences in operations: program management services, hospitals and other healthcare services.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and contract therapy programs (which focus primarily on rehabilitation in skilled nursing facilities).  Our hospitals segment owns and operates six inpatient rehabilitation hospitals and three long-term acute care hospitals (LTACHs).  Our other healthcare services segment provides healthcare management consulting services and staffing services for therapists and nurses.

REHABCARE GROUP, INC.

Selected Operating Statistics:

	Three Months Ended March 31,
	2008	2007
Program Management:
Contract Therapy:
Operating revenues (in thousands)	$104,280	$102,835
Average number of locations	1,055	1,182
Average revenue per location	$98,854	$87,003

Hospital Rehabilitation Services:
Operating revenues (in thousands)
Inpatient	$29,759	$32,049
Outpatient	10,422	11,205
Total	$40,181	$43,254

Average number of programs
Inpatient	121	131
Outpatient	33	36
Total	154	167

Average revenue per program
Inpatient	$246,055	$244,644
Outpatient	315,819	309,347
Total	$261,009	$258,659

Hospitals:
Operating revenues (in thousands)	$29,220	$26,019
Number of facilities at end of period	9	8

Other Healthcare Services:
Operating revenues (in thousands)	$10,974	$12,148

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Operating Revenues

Consolidated operating revenues during the first quarter of 2008 increased by $0.1 million, or 0.1%, to $184.1 million compared to $184.0 million in the first quarter of 2007.  The revenue increase was primarily due to growth in our hospital business, partially offset by a decrease in revenues in our hospital rehabilitation services business.

Contract therapy revenues increased $1.4 million or 1.4% in the first quarter of 2008 compared to the first quarter of 2007.  Same store revenues grew 12.6% due to an 11.9% increase in same store minutes of service.  The same store revenue growth more than offset the impact of a 10.8% decline in the average number of locations operated in the current quarter.   Higher average daily census and improved productivity contributed to the growth in same store revenues and same store minutes of service.

REHABCARE GROUP, INC.

Hospital rehabilitation services operating revenues declined 7.1% in the first quarter of 2008 compared to the first quarter of 2007 as inpatient revenue declined 7.1% and outpatient revenue declined 7.0%.  The decline in inpatient revenue reflects a 7.7% decline in the average number of units operated, partially offset by a 0.4% increase in same store acute rehabilitation revenues.  Same store acute rehabilitation discharges also increased 0.4% in the first quarter of 2008 as patient volumes returned to levels that existed prior to implementation of the 65% compliance threshold of the 75% Rule.  In late December 2007, as part of the 2007 Medicare, Medicaid and SCHIP Extension Act, the 75% Rule compliance threshold was permanently frozen at the 60% compliance level.  The decline in outpatient revenue reflects an 8.9% decline in the average number of units operated, partially offset by a 4.6% increase in outpatient same store revenues.

Hospital segment revenues were $29.2 million in the first quarter of 2008 compared to $26.0 million in the first quarter of 2007.  The increase in revenues in 2008 reflects a full quarter of operations for our inpatient rehabilitation hospital in Austin, Texas, which received its Medicare provider number in November 2007, and same store revenue growth of $1.8 million or 6.8% in the first quarter of 2008.  Our inpatient rehabilitation hospital in Amarillo, Texas, which was in its ramp-up phase in the first quarter of 2007, contributed $1.2 million to the same store revenue growth.  We define the ramp-up phase as the period during which a recently opened hospital attempts to build up its patient census following the receipt of its Medicare provider number.

Other healthcare services segment revenues were $11.0 million in the first quarter of 2008 compared to $12.1 million in the first quarter of 2007.  This decline in revenues occurred primarily in our Phase 2 consulting business.

Costs and Expenses
	Three Months Ended March 31,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$148,962	80.9%	$152,222	82.7%
Division selling, general and administrative	11,722	6.4	11,665	6.3
Corporate selling, general and administrative	11,258	6.1	10,277	5.6
Depreciation and amortization	3,767	2.0	4,312	2.4
Total costs and expenses	$175,709	95.4%	$178,476	97.0%

Operating expenses decreased as a percentage of revenues reflecting operational efficiencies realized by our contract therapy division and a decrease in the Company’s provision for doubtful accounts as explained below.  The increase in corporate selling, general and administrative expenses reflects an increase in share-based compensation and other management incentive costs and an investment in back office resources to support the expected growth of our hospital segment.  These cost increases were partially offset by the cost savings achieved from closing Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007.  Depreciation and amortization expense decreased primarily due to lower depreciation and amortization associated with software costs and intangible assets which became fully amortized.

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts decreased from $2.7 million in the first quarter of 2007 to $2.4 million in the first quarter of 2008.  This decrease is primarily attributable to our contract therapy business.  In the first quarter of 2007, we recorded an increase in our provision for contract therapy

REHABCARE GROUP, INC.

receivables based on our assessment of the collection risk of several large clients where we terminated services and our assessment of the overall risk in the portfolio of contract therapy receivables at that time.  No adjustments of this kind were recorded in the first quarter of 2008.

	Three Months Ended March 31,
	2008		2007
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$86,593	83.0%	$90,000	87.5%
Division selling, general and administrative	5,859	5.6	6,141	6.0
Corporate selling, general and administrative	6,335	6.1	6,793	6.6
Depreciation and amortization	1,670	1.6	2,126	2.1
Total costs and expenses	$100,457	96.3%	$105,060	102.2%
Hospital Rehabilitation Services (HRS):
Operating expenses	$29,189	72.6%	$31,207	72.1%
Division selling, general and administrative	3,369	8.4	3,689	8.5
Corporate selling, general and administrative	2,265	5.7	1,998	4.6
Depreciation and amortization	720	1.8	1,181	2.8
Total costs and expenses	$35,543	88.5%	$38,075	88.0%
Hospitals:
Operating expenses	$25,092	85.9%	$21,711	83.4%
Division selling, general and administrative	988	3.4	454	1.7
Corporate selling, general and administrative	2,185	7.5	1,085	4.2
Depreciation and amortization	1,246	4.2	881	3.4
Total costs and expenses	$29,511	101.0%	$24,131	92.7%
Other Healthcare Services:
Operating expenses	$8,622	78.6%	$9,550	78.6%
Division selling, general and administrative	1,506	13.7	1,381	11.4
Corporate selling, general and administrative	473	4.3	401	3.3
Depreciation and amortization	131	1.2	124	1.0
Total costs and expenses	$10,732	97.8%	$11,456	94.3%

Total contract therapy costs and expenses decreased in the first quarter of 2008 compared to the first quarter of 2007 primarily due to the decrease in the average number of locations operated and the cost savings achieved from closing Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007.  Direct operating expenses declined as a percentage of unit revenue reflecting the combined impact of continued efficiencies realized from the integration of the former RehabWorks’ units, improved therapist productivity throughout the division and the new compensation program for therapists we implemented beginning January 1, 2008.  A decrease in the provision for doubtful accounts as previously discussed also contributed to the decline in operating expenses.  Labor and benefit costs per minute of service declined by 4.4% from the first quarter of 2007 to the first quarter of 2008 as therapist productivity improvements and lower contract labor usage during the current quarter more than offset the impact of wage rate and benefit cost increases.  Division and corporate selling, general and administrative expenses decreased as a percentage of unit revenue primarily due to synergies achieved from the integration of the Symphony business.  Depreciation and amortization expense decreased primarily because capitalized software assets associated with the Symphony acquisition became fully amortized in the fourth quarter of 2007.  Contract

REHABCARE GROUP, INC.

therapy’s operating earnings were $3.8 million in the first quarter of 2008 compared to a loss of $2.2 million in the first quarter of 2007.

Total hospital rehabilitation services costs and expenses declined from the first quarter of 2007 to the first quarter of 2008 primarily due to a decline in direct operating expenses.  Direct operating expenses declined as average units in operation fell from 167 to 154.  Division selling, general and administrative expenses decreased as we reassigned certain HRS division resources to our hospital division and others were moved to a corporate role because they are no longer fully dedicated to HRS.  These activities occurred in the third quarter of 2007.  Corporate selling, general and administrative expenses increased reflecting an increase in share-based compensation and other management incentive costs.  Depreciation and amortization expense decreased primarily due to lower depreciation and amortization associated with software costs and intangible assets which became fully amortized.  Total hospital rehabilitation services operating earnings decreased by $0.6 million from $5.2 million in the first quarter of 2007 to $4.6 million in the first quarter of 2008.

Total hospital segment costs and expenses increased as a percentage of unit revenue compared to the prior year quarter.  Operating expenses increased as a percentage of unit revenue in the first quarter of 2008 primarily due to a decrease in average daily census, an increase in short stays or a decrease in Medicare case mix index, or a combination thereof, at three of the division’s hospitals.  Management believes these factors are specific to the operations of the three hospitals and are not indicative of a trend across the entire division.  The division continued to incur ramp-up losses, which were approximately $0.3 million in the first quarter of 2008, for the Austin, Texas  inpatient rehabilitation hospital.  This hospital received its Medicare provider number in November 2007.  The division also incurred start-up losses of $0.3 million during the quarter ended March 31, 2008 related to the development of several other joint venture hospital projects.  Start-up losses were minimal during the quarter ended March 31, 2007.  The Company defines start-up losses as pretax operating losses incurred by a hospital prior to its receipt of a Medicare provider number.  Selling, general and administrative expenses increased from the prior year quarter reflecting efforts to continue to grow this segment, the reallocation of certain resources from our other divisions and an investment in back office resources to support the growth in the division expected in 2008 and 2009.  Depreciation and amortization expense increased from the first quarter of 2007 to the first quarter of 2008 primarily due to depreciation associated with leasehold improvements at the Austin hospital.  As a result of these factors, the hospitals segment incurred an operating loss of $0.3 million in the first quarter of 2008 compared to operating earnings of $1.9 million in the first quarter of 2007.

The other healthcare services segment generated operating earnings of $0.2 million and $0.7 million in quarters ended March 31, 2008 and 2007, respectively.  The decrease in operating earnings is mainly attributable to our Phase 2 consulting business.

Non-Operating Items

Interest expense decreased from $2.3 million in the first quarter of 2007 to $1.3 million in the first quarter of 2008 primarily due to the reduction in borrowings against our revolving credit facility.  The balance outstanding on the revolving credit facility was $70.2 million and $107.0 million at March 31, 2008 and 2007, respectively.  Interest expense also includes interest on subordinated promissory notes issued as partial consideration for various acquisitions completed over the last three years, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit.  As of March 31, 2008, the remaining aggregate principal balance on all subordinated promissory notes was $5.5 million.

Earnings before income taxes increased to $7.4 million in the first quarter of 2008 from $3.3 million in the first quarter of 2007.  The provision for income taxes was $2.9 million in the first quarter of 2008

REHABCARE GROUP, INC.

compared to $1.3 million in the first quarter of 2007, reflecting effective income tax rates of 39.0% and 39.4%, respectively.

Net earnings were $4.5 million in the first quarter of 2008 compared to $2.0 million in the first quarter of 2007.  Diluted earnings per share were $0.25 in the first quarter of 2008 compared to $0.12 in the first quarter of 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had $15.2 million in cash and cash equivalents, and a current ratio (the amount of current assets divided by current liabilities) of approximately 2 to 1.  Working capital increased by $6.0 million to $86.3 million at March 31, 2008 as compared to $80.3 million at December 31, 2007.  Net accounts receivable were $140.4 million at March 31, 2008 as compared to $135.2 million at December 31, 2007.  The number of days sales outstanding (DSO) in net receivables was 69.4 and 71.8 at March 31, 2008 and December 31, 2007, respectively.   Both the increase in accounts receivable and the decrease in DSO reflect a $10.5 million increase in revenues from the fourth quarter of 2007 to the first quarter of 2008.

We generated cash from operations of $4.1 million and $8.8 million for the three months ended March 31, 2008 and 2007, respectively.  Cash from operations for the three months ended March 31, 2008 were negatively impacted by a $7.6 million increase in accounts receivable.  This increase was mainly the result of a $10.5 million increase in revenues from the fourth quarter of 2007 to the first quarter of 2008.

Capital expenditures were $3.2 million and $1.3 million in the three months ended March 31, 2008 and 2007, respectively.  Our capital expenditures primarily relate to investments in information technology systems, the construction of new hospitals, equipment additions and replacements and various other capital improvements.  The Company expects total capital expenditures in 2008 to approximate $25 million to $35 million.  Actual amounts spent will be dependent upon the timing of individual projects.  Over the next few years, we plan to continue to invest significantly in information technology systems and the development and renovation of our hospitals.

The Company has historically financed its operations with funds generated from operating activities and borrowings under credit facilities and long-term debt instruments.  We believe our cash on hand, cash generated from operations and availability under our credit facility will be sufficient to meet our future working capital, capital expenditures, internal and external business expansion, and debt service requirements.  We have a $175 million, five-year revolving credit facility, dated June 16, 2006, with $70.2 million outstanding as of March 31, 2008 at a weighted-average interest rate of approximately 4.6%.  The revolving credit facility is expandable to $225 million, subject to the approval of the lending group and subject to our continued compliance with the terms of the credit agreement.  As of March 31, 2008, we had $10.2 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount we may borrow under the revolving credit facility.  As of March 31, 2008, after consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $70.8 million.

As part of the purchases of Louisiana Specialty Hospital on June 1, 2006 and the MeadowBrook business in 2005, we issued long-term subordinated promissory notes to the respective selling parties.  These notes bear interest at rates ranging from 6.0%-7.5%.  As of March 31, 2008, $5.5 million of these notes remained outstanding, all of which is payable within the next six months.

REHABCARE GROUP, INC.

Regulatory and Legislative Update

The 2007 Medicare, Medicaid and SCHIP Extension Act (“the SCHIP Extension Act”), which was signed into law on December 29, 2007, extended the Medicare Part B therapy cap exception process through June 30, 2008.  The therapy caps are $1,810 for occupational therapy, and an annual combined cap of $1,810 for physical and speech therapy.  Most of our Medicare Part B patients qualify for an automatic exception to these caps due to their clinical complexities.  These exceptions to the therapy caps are scheduled to terminate by law on July 1, 2008.  Congress may or may not act to extend these exceptions.

To participate in Medicare, inpatient rehabilitation facilities, such as those operated in our hospital division, and acute rehabilitation units, such as those managed within our HRS division, must satisfy what is known as the 75% Rule.  The rule requires that a certain percentage of patients fall within thirteen specific diagnostic categories.  Following an initial moratorium, the 75% Rule came back into effect in 2004 at a 50% compliance threshold with a phase-in to the full 75% compliance level by July 2008.  For cost reporting years beginning July 1, 2007, the compliance threshold was 65%.  The SCHIP Extension Act permanently set the compliance threshold at 60%, where it was prior to July 1, 2007.

The Medicare program is administered by contractors and fiscal intermediaries. Under the authority granted by the Centers for Medicare and Medicaid Services (“CMS”), certain fiscal intermediaries have issued local coverage determinations that are intended to clarify the clinical criteria under which Medicare reimbursement is available. Certain local coverage determinations attempt to require evidence of a greater level of medical necessity for inpatient rehabilitation facility patients.  Those local coverage determinations have been used by fiscal intermediaries to deny admission or reimbursement for some patients in our hospital rehabilitation services and hospital divisions.  Where appropriate, we and our clients will appeal such denials and many times are successful in overturning the original decision of the fiscal intermediary.

The Medicare Modernization Act of 2003 directed CMS to create a program using independent recovery audit contractors to collect improper Medicare overpayments.  The recovery audit contractor program, which began with a demonstration pilot in three states and is scheduled to be expanded to all 50 states by 2010, has been controversial, in part, because the recovery audit contractors are paid a percentage of claims that are ultimately disallowed.  While CMS has made improvements to the process, we will continue to challenge and appeal any claims that we believe have been inappropriately denied.

Medicare reimbursement for outpatient rehabilitation services is based on the lesser of the provider’s actual charge for such services or the applicable Medicare physician fee schedule amount established by CMS. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a skilled nursing facility, an assisted living facility, a physician’s office, or the office of a therapist in private practice.  The physician fee schedule is subject to change from year to year.  The SCHIP Extension Act suspended a proposed 10.1% rate reduction and mandated a 0.5% increase for the six-month period ending June 30, 2008.  Unless Congress acts, a 10.6% reduction would take effect on July 1, 2008.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our significant accounting policies, including the use of estimates, were presented in the notes to consolidated financial statements included in our 2007 Annual Report on Form 10-K, filed on March 11, 2008.

REHABCARE GROUP, INC.

Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties.  Our most critical accounting policies pertain to allowance for doubtful accounts, contractual allowances, goodwill and other intangible assets, impairment of long-lived assets, health, workers compensation and professional liability insurance accruals and accounting for investments in unconsolidated affiliates.  Each of these critical accounting policies was discussed in our 2007 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of “Item 7.  – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There were no significant changes in the application of critical accounting policies during the first three months of 2008.

Item 3. – Quantitative and Qualitative Disclosures About Market Risks

The Company’s primary market risk exposure consists of changes in interest rates on certain borrowings that bear interest at floating rates.  Borrowings under our credit facility bear interest at the lender’s prime rate and the London Interbank Offered Rate (“LIBOR”), at our option, with applicable margins varying based upon our consolidated total leverage ratio.  Our LIBOR contracts can vary in length from 30 to 180 days.  As of March 31, 2008, the balance outstanding against the revolving credit facility was $70.2 million.  On December 28, 2007, the Company entered into an interest rate swap agreement that effectively fixed the interest rate at 4.0% plus applicable margins on $25 million of the borrowings under our credit facility for a two-year period.

After consideration of the swap contract mentioned above, as of March 31, 2008, we had $45.2 million of variable rate debt outstanding under the credit facility at a weighted-average variable interest rate of approximately 4.2%.  Adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed.  Based on the variable rate debt outstanding under the credit facility at March 31, 2008, a 100 basis point increase in the LIBOR rate would result in additional interest expense of approximately $0.5 million on an annualized basis.

Item 4. – Controls and Procedures

As of March 31, 2008, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and  15d-14(c) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. – Legal Proceedings

At the current time, we are not a party to any material pending legal proceedings.

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

REHABCARE GROUP, INC.

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

Item 1A. – Risk Factors

For information regarding risk factors, please refer to the Company’s 2007 Annual Report on Form 10-K.  There were no material changes in the Company’s risk factors in the first three months of 2008.

Item 4. – Submission of Matters to Security Holders

At our Annual Meeting of Stockholders held on Tuesday, April 29, 2008, the following matters were voted upon:

1.
Election of Colleen Conway-Welch, Christopher T. Hjelm, Anthony S. Piszel, Suzan L. Rayner, Harry E. Rich, John H. Short, Larry Warren and Theodore M. Wight to serve as Directors of the Company for terms expiring in 2009:

Name	For	Withheld Authority

Colleen Conway-Welch	16,615,444	159,270
Christopher T. Hjelm	16,638,405	136,309
Anthony S. Piszel	16,637,739	136,975
Suzan L. Rayner	16,635,689	139,025
Harry E. Rich	16,634,402	140,312
John H. Short	16,598,845	175,869
Larry Warren	16,637,028	137,686
Theodore M. Wight	16,540,743	233,971

2.	Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	16,648,863
Against	98,341
Abstain	27,510
Non-Votes	—

Item 6. - Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REHABCARE GROUP, INC.

May 6, 2008

By:	/s/ Jay W. Shreiner
Jay W. Shreiner
Executive Vice President,
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