Form 10-Q
period 2008-06-30
REHABCARE GROUP INC
filed 2008-08-05
CIK 812191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   ☐       No   ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, par value $.01 per share	18,041,433 (a)

(a) Includes 464,422 shares of unvested restricted stock.

REHABCARE GROUP, INC.

PART 1. – FINANCIAL INFORMATION
Item 1. – Condensed Consolidated Financial Statements

REHABCARE GROUP, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30,	December 31,
	2008	2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$14,345	$10,265
Accounts receivable, net of allowance for doubtful accounts of $17,812 and $16,266, respectively	141,981	135,194
Income taxes receivable	755	—
Deferred tax assets	15,101	15,863
Other current assets	8,009	7,892
Total current assets	180,191	169,214
Marketable securities, trading	3,232	3,547
Property and equipment, net	32,387	29,705
Goodwill	174,879	168,517
Intangible assets, net	26,505	28,027
Investment in unconsolidated affiliate	4,719	4,701
Other	4,791	4,849
Total assets	$426,704	$408,560

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,000	$9,500
Accounts payable	7,817	5,825
Accrued salaries and wages	52,614	49,886
Income taxes payable	—	192
Accrued expenses	26,218	23,526
Total current liabilities	92,649	88,929
Long-term debt, less current portion	65,000	65,000
Deferred compensation	3,240	3,552
Deferred tax liabilities	6,229	5,375
Other	572	415
Total liabilities	167,690	163,271
Minority interests	3,111	1,267
Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 21,565,020 shares and 21,466,994 shares as of June 30, 2008 and December 31, 2007, respectively	216	215
Additional paid-in capital	143,218	140,246
Retained earnings	167,335	158,331
Accumulated other comprehensive loss	(162)	(66)
Less common stock held in treasury at cost; 4,002,898 shares as of June 30, 2008 and December 31, 2007	(54,704)	(54,704)
Total stockholders’ equity	255,903	244,022
Total liabilities and stockholders’ equity	$426,704	$408,560

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating revenues	$185,519	$181,086	$369,640	$365,096
Costs and expenses:
Operating	151,132	145,691	300,094	297,913
Selling, general and administrative:
Divisions	12,383	11,744	24,105	23,409
Corporate	10,744	10,283	22,002	20,560
Impairment of intangible asset	—	4,906	—	4,906
Depreciation and amortization	3,734	4,213	7,501	8,525
Total costs and expenses	177,993	176,837	353,702	355,313

Operating earnings	7,526	4,249	15,938	9,783

Interest income	38	713	75	742
Interest expense	(1,006)	(2,257)	(2,305)	(4,576)
Other income (expense)	25	(63)	28	(61)
Equity in net income of affiliate	140	52	298	89
Minority interests	647	14	727	26

Earnings before income taxes	7,370	2,708	14,761	6,003
Income taxes	2,874	1,057	5,757	2,355

Net earnings	$4,496	$1,651	$9,004	$3,648

Earnings per common share:
Basic	$0.26	$0.10	$0.51	$0.21
Diluted	$0.25	$0.09	$0.51	$0.21

Weighted-average number of common shares outstanding:
Basic	17,560	17,171	17,546	17,155
Diluted	17,737	17,407	17,723	17,366

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; amounts in thousands)

	Six Months Ended,
	June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$9,004	3,648
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	7,501	8,525
Provision for doubtful accounts	4,736	4,777
Equity in net income of affiliate	(298)	(89)
Minority interests	(727)	(26)
Impairment of intangible asset	—	4,906
Stock-based compensation expense	1,636	897
Income tax benefits from share-based payments	510	184
Excess tax benefits from share-based payments	(335)	(121)
(Gain) loss on disposal of property and equipment	(28)	61
Changes in assets and liabilities:
Accounts receivable, net	(9,195)	(1,071)
Other current assets	31	(1,841)
Other assets	151	204
Accounts payable	1,815	(2,935)
Accrued salaries and wages	2,371	(1,572)
Income taxes payable and deferred taxes	534	2,037
Accrued expenses	1,161	1,426
Deferred compensation	(244)	(374)
Net cash provided by operating activities	18,623	18,636

Cash flows from investing activities:
Additions to property and equipment	(7,485)	(4,288)
Purchase of marketable securities	(299)	(274)
Proceeds from sale/maturities of marketable securities	546	708
Investment in unconsolidated affiliate	—	(1,119)
Purchase of businesses, net of cash acquired	(7,009)	(1)
Other, net	(141)	(296)
Net cash used in investing activities	(14,388)	(5,270)

Cash flows from financing activities:
Net change in revolving credit facility	—	(11,000)
Principal payments on long-term debt	(3,500)	(559)
Contributions by minority interest shareholders	1,987	80
Exercise of stock options	1,023	605
Excess tax benefits from share-based payments	335	121
Net cash used in financing activities	(155)	(10,753)

Net increase in cash and cash equivalents	4,080	2,613
Cash and cash equivalents at beginning of period	10,265	9,430
Cash and cash equivalents at end of period	$14,345	$12,043

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements
Six Month Periods Ended June 30, 2008 and 2007
(Unaudited)

(1)           Basis of Presentation

The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly and majority owned affiliates.  The Company accounts for its investments in less than 50% owned affiliates using the equity method.  All significant intercompany accounts and activity have been eliminated in consolidation.  In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included.  Certain prior year amounts may have been reclassified to conform to current year presentation.  The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year.

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

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2008	2007	2008	2007

Share-based compensation expense	$860	$451	$1,636	$897
Income tax benefit	332	175	632	347

The Company has various incentive plans that provide long-term incentive and retention awards.  These awards include stock options and restricted stock awards.  At June 30, 2008, a total of 534,538 shares were available for future issuance under the plans.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

Stock Options

No stock options were granted during the six months ended June 30, 2008 and 2007.   As of June 30, 2008, there was approximately $0.1 million of unrecognized compensation cost related to nonvested options.  Such cost is expected to be recognized over a weighted-average period of 1.7 years.

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

A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2008 and changes during the six-month period ended June 30, 2008 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at December 31, 2007	254,760	$16.14
Granted	247,262	21.85
Vested	(17,500)	19.51
Forfeited	(2,010)	17.27
Nonvested at June 30, 2008	482,512	$18.94

As of June 30, 2008, there was approximately $6.6 million of unrecognized compensation cost related to nonvested restricted stock awards.  Such cost is expected to be recognized over a weighted-average period of 2.1 years.

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

 REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted earnings per share –
net earnings	$4,496	$1,651	$9,004	$3,648

Denominator:
Denominator for basic earnings per share –
weighted-average shares outstanding	17,560	17,171	17,546	17,155

Effect of dilutive securities:
stock options and restricted stock awards	177	236	177	211

Denominator for diluted earnings per share –
adjusted weighted-average shares	17,737	17,407	17,723	17,366

Basic earnings per share	$0.26	$0.10	$0.51	$0.21
Diluted earnings per share	$0.25	$0.09	$0.51	$0.21

For the three months and six months ended June 30, 2008, outstanding stock options totaling approximately 1.1 million potential shares in each period were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  For the three months and six months ended June 30, 2007, outstanding stock options totaling approximately 1.4 million potential shares in each period were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

(5)           Comprehensive Income

The following table sets forth the computation of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$4,496	$1,651	$9,004	$3,648
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap	278	—	(96)	—
Comprehensive income	$4,774	$1,651	$8,908	$3,648

(6)           Investment in Unconsolidated Affiliate

In January 2005, the Company paid $3.6 million for a 40% equity interest in Howard Regional Specialty Care, LLC (“HRSC”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana.  The Company uses the equity method to account for its investment in HRSC.  The value of

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

the Company’s investment in HRSC at the transaction date exceeded its share of the book value of HRSC’s stockholders’ equity by approximately $3.5 million.  This excess is being accounted for as equity method goodwill.  In February 2007, the Company invested an additional $1.1 million of cash in HRSC, and the majority owner invested an additional $1.7 million.  HRSC used these funds to meet its working capital needs and to acquire an outpatient rehabilitation business in Kokomo.  The carrying value of the Company’s investment in HRSC was $4.7 million at both June 30, 2008 and December 31, 2007.

(7)           Business Combinations

Effective June 1, 2008, the Company acquired an 80% equity interest in The Specialty Hospital, LLC for approximately $8.2 million plus costs of executing the acquisition.  The Specialty Hospital is a 24-bed long-term acute care hospital located on the grounds of Floyd Medical Center in Rome, Georgia.  Floyd Healthcare Resources, Inc. has retained a 20% interest in the hospital.  In connection with this transaction, the Company recorded approximately $6.8 million in intangible assets, consisting primarily of goodwill.  This allocation is based on preliminary valuation and estimated working capital information and will be adjusted upon completion of a final valuation and final determination of working capital in accordance with the terms of the purchase agreement.  The Specialty Hospital’s results of operations have been included in the Company’s financial statements prospectively beginning on the date of acquisition.  The Company has not presented the pro forma operations of The Specialty Hospital because the results are not considered material to the Company’s results of operations.

Effective July 1, 2006, the Company acquired all of the outstanding limited liability company membership interests of Symphony Health Services, LLC (“Symphony”) at a cost of approximately $109.9 million.  The Company recognized lease exit costs associated with exiting certain Symphony leased properties as liabilities assumed in the acquisition and included in the allocation of the purchase price for Symphony.  The following table provides a roll-forward of the liability for accrued lease exit costs for the six month period ended June 30, 2008 (in thousands):

Balance, December 31, 2007	$469
Payments	(131)
Balance, June 30, 2008	$338

(8)           Intangible Assets

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

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

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

On December 29, 2007, the 2007 Medicare, Medicaid and SCHIP Extension Act was signed into law.  The Act provides that the 25% Rule will not be applied to grandfathered LTACHs, such as the Company’s LTACH in New Orleans, through at least December 31, 2010.  Statement 142 prohibits the reversal of the Company’s previously recognized $4.9 million impairment loss.  Starting on January 1, 2008, the Company will begin amortizing the statutory exemption intangible asset’s remaining carrying value through December 31, 2010.

At June 30, 2008 and December 31, 2007, the Company had the following intangible asset balances (in thousands):

	June 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing Intangible Assets:
Noncompete agreements	$4,550	$(1,699)	$4,460	$(1,449)
Customer contracts and relationships	23,096	(8,775)	23,096	(7,508)
Trade names	8,953	(1,593)	8,773	(1,276)
Medicare exemption	454	(170)	454	(113)
Other	1,047	(168)	905	(125)
Total	$38,100	$(12,405)	$37,688	$(10,471)

Non-amortizing Intangible Assets:
Trade names	$810		$810

Amortization expense on intangible assets was approximately $968,000 and $999,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,934,000 and $2,019,000 for the six months ended June 30, 2008 and 2007, respectively.

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows (in thousands):

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

				Other
	Contract			Healthcare
	Therapy	HRS (a)	Hospitals	Services	Total
Balance at December 31, 2007	$68,459	$39,715	$45,239	$15,104	$168,517
Acquisitions	—	—	6,362	—	6,362
Balance at June 30, 2008	$68,459	$39,715	$51,601	$15,104	$174,879

(a)	Hospital rehabilitation services (HRS).

(9)           Long-Term Debt

On June 16, 2006, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., Harris, N.A., General Electric Capital Corporation, National City Bank, U.S. Bank National Association, SunTrust Bank and Comerica Bank, as participating banks in the lending group.  The Amended and Restated Credit Agreement is a $175 million, five-year revolving credit facility.  The revolving credit facility is expandable to $225 million upon the Company’s request, subject to the approval of the lending group and subject to continuing compliance with the terms of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains administrative covenants that are ordinary and customary for similar credit facilities.  The credit facility also includes financial covenants, including requirements for us to comply on a consolidated basis with a maximum ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum ratio of total funded debt to EBITDA and a minimum ratio of adjusted EBITDA to fixed charges.  As of June 30, 2008, the Company was in compliance with all debt covenants.

Borrowings under the credit facility bear interest at either the lender’s prime rate or the London Interbank Offered Rate (“LIBOR”), at the Company’s option.  The annual fees and applicable interest rate margins to be charged in connection with the credit facility and the outstanding principal balance are variable based upon the Company’s consolidated leverage ratios.  As of June 30, 2008, the balance outstanding against the revolving credit facility was $68.5 million.  On December 28, 2007, the Company entered into an interest rate swap related to a portion of these borrowings.  The swap effectively fixes the interest rate on $25 million of the borrowings at 4.0% plus applicable margins.  After consideration of the swap, the weighted average interest rate on all borrowings under the credit facility was 4.4% at June 30, 2008.

The interest rate swap agreement expires in December 2009.  The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate (LIBOR).  The fair value of this swap agreement was recorded in the consolidated balance sheets as a liability of $0.3 million and $0.1 million at June 30, 2008 and December 31, 2007, respectively.  The unrealized losses resulting from the change in the fair value of the interest rate swap have been reflected in other comprehensive income.  Over the next 12 months, the Company expects to reclassify an estimated $0.2 million of these losses from accumulated other comprehensive income to interest expense as the related interest payments being hedged are made.

As of June 30, 2008, the Company had $7.2 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount the Company may borrow under its line of credit.  As of June 30, 2008, after the consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $73 million.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

In connection with the asset purchase of MeadowBrook Healthcare in August 2005, the Company issued a long-term subordinated promissory note to the selling party.  As of June 30, 2008, the remaining aggregate principal balance on the note was $2.5 million.

(10)           Industry Segment Information

The Company operates in the following three business segments, which are managed separately based on fundamental differences in operations: program management services, hospitals and other healthcare services.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and contract therapy programs (which focus primarily on rehabilitation in skilled nursing facilities).  The Company’s hospitals segment owns and operates six inpatient rehabilitation hospitals and five long-term acute care hospitals.  The Company’s other healthcare services segment provides healthcare management consulting services and staffing services for therapists and nurses.  Virtually all of the Company’s services are provided in the United States.  Summarized information about the Company’s operations in each industry segment is as follows (in thousands):

	Three Months Ended,		Six Months Ended,
Operating Revenues	June 30,		June 30,
	2008	2007	2008	2007
Program management:
Contract therapy	$106,304	$100,272	$210,584	$203,107
Hospital rehabilitation services	40,224	41,803	80,405	85,057
Program management total	146,528	142,075	290,989	288,164
Hospitals	28,797	27,008	58,017	53,027
Other healthcare services	10,839	12,225	21,813	24,373
Less intercompany revenues (1)	(645)	(222)	(1,179)	(468)
Total	$185,519	$181,086	$369,640	$365,096

	Three Months Ended,		Six Months Ended,
Operating Earnings (Loss)	June 30,		June 30,
	2008	2007	2008	2007
Program management:
Contract therapy	$5,605	$1,123	$9,428	$(1,102)
Hospital rehabilitation services	5,311	5,413	9,949	10,592
Program management total	10,916	6,536	19,377	9,490
Hospitals	(3,702)	(3,126)	(3,993)	(1,238)
Other healthcare services	312	839	554	1,531
Total	$7,526	$4,249	$15,938	$9,783

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended,		Six Months Ended,
Depreciation and Amortization	June 30,		June 30,
	2008	2007	2008	2007
Program management:
Contract therapy	$1,604	$2,115	$3,274	$4,241
Hospital rehabilitation services	676	1,043	1,396	2,224
Program management total	2,280	3,158	4,670	6,465
Hospitals	1,323	932	2,569	1,813
Other healthcare services	131	123	262	247
Total	$3,734	$4,213	$7,501	$8,525

	Three Months Ended,		Six Months Ended,
Capital Expenditures	June 30,		June 30,
	2008	2007	2008	2007
Program management:
Contract therapy	$842	$432	$1,370	$1,172
Hospital rehabilitation services	228	26	358	112
Program management total	1,070	458	1,728	1,284
Hospitals	3,164	2,534	5,714	2,948
Other healthcare services	29	39	43	56
Total	$4,263	$3,031	$7,485	$4,288

	Total Assets		Unamortized Goodwill
	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007
Program management:
Contract therapy	$175,236	$175,589	$68,459	$68,459
Hospital rehabilitation services	103,810	105,292	39,715	39,715
Program management total	279,046	280,881	108,174	108,174
Hospitals (2)	114,266	93,659	51,601	45,239
Other healthcare services	33,392	34,020	15,104	15,104
Total	$426,704	$408,560	$174,879	$168,517

(1)	Intercompany revenues represent sales of services, at market rates, between the Company’s operating segments.

(2)	Hospital total assets include the carrying value of the Company’s equity investment in HRSC.

(11)           Related Party Transactions

The Company’s hospital rehabilitation services division recognized operating revenues for services provided to HRSC, the Company’s 40% owned equity method investment, of approximately $0.4 million for the six months ended June 30, 2007.  In March 2007, the Company canceled its existing management services contract with HRSC.

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $179,000 and $77,000 for the three months ended June 30, 2008 and 2007, respectively, and $321,000 and $226,000 for the six months ended June 30, 2008 and 2007, respectively.  55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short.  The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

(12)           Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”).  This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements.  Statement 157 does not require any new fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement 157,” which deferred the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  In accordance with this interpretation, the Company adopted the provisions of Statement 157 on January 1, 2008 with respect to the Company’s financial assets and financial liabilities.  The provisions of Statement 157 have not been applied to nonfinancial assets and nonfinancial liabilities.  The major categories of assets and liabilities that are measured at fair value, for which the Company will wait until 2009 to apply the provisions of Statement 157, are as follows:  reporting units measured at fair value in the first step of a goodwill impairment test under Statement 142 and long-lived assets measured at fair value for an impairment assessment under Statement 144.

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

		Fair Value Measurements at June 30, 2008 Using:
	Carrying value at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$3,232	$3,232	$—	$—
Interest rate swap	(264)	—	(264)	—
Total	$2,968	$3,232	$(264)	$—

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

REHABCARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

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

Results of Operations

We operate in the following three business segments, which are managed separately based on fundamental differences in operations: program management services, hospitals and other healthcare services.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and contract therapy programs (which focus primarily on rehabilitation in skilled nursing facilities).  Our hospitals segment owns and operates six inpatient rehabilitation hospitals and five long-term acute care hospitals (LTACHs).  Our other healthcare services segment provides healthcare management consulting services and staffing services for therapists and nurses.

REHABCARE GROUP, INC.

Selected Operating Statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Program Management:
Contract Therapy:
Operating revenues (in thousands)	$106,304	$100,272	$210,584	$203,107
Average number of locations	1,061	1,133	1,058	1,157
Average revenue per location	$100,212	$88,531	$199,069	$175,521

Hospital Rehabilitation Services:
Operating revenues (in thousands)
Inpatient	$29,880	$30,632	$59,639	$62,681
Outpatient	10,344	11,171	20,766	22,376
Total	$40,224	$41,803	$80,405	$85,057

Average number of programs
Inpatient	120	129	121	130
Outpatient	33	35	33	36
Total	153	164	154	166

Average revenue per program
Inpatient	$248,357	$236,816	$494,406	$481,526
Outpatient	313,460	319,160	629,279	628,398
Total	$262,370	$254,352	$523,377	$513,075

Hospitals:
Operating revenues (in thousands)	$28,797	$27,008	$58,017	$53,027
Number of facilities at end of period	11	8	11	8

Other Healthcare Services:
Operating revenues (in thousands)	$10,839	$12,225	$21,813	$24,373

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Operating Revenues

Consolidated operating revenues during the second quarter of 2008 increased by $4.4 million, or 2.4%, to $185.5 million compared to $181.1 million in the second quarter of 2007.  The revenue increase was due to growth in our contract therapy and hospital businesses, partially offset by decreases in revenues in our hospital rehabilitation services and other healthcare services businesses.

Contract therapy revenues increased $6.0 million or 6.0% in the second quarter of 2008 compared to the second quarter of 2007.  Same store revenues grew 12.3% partly due to a 9.8% increase in same store minutes of service.  The same store revenue growth more than offset the impact of a 6.3% decline in the average number of locations operated in the current quarter.   Higher average daily census and improved productivity contributed to the growth in same store revenues and same store minutes of service.

REHABCARE GROUP, INC.

Hospital rehabilitation services operating revenues declined 3.8% in the second quarter of 2008 compared to the second quarter of 2007 as inpatient revenue declined 2.5% and outpatient revenue declined 7.4%.  The decline in inpatient revenue reflects a 7.0% decline in the average number of units operated, partially offset by a 4.9% increase in inpatient revenue per program.  Same store acute rehabilitation revenues and discharges increased 1.0% and 0.2%, respectively, compared to the second quarter of 2007.  The decline in outpatient revenue reflects a 5.7% decline in the average number of units operated and a 1.8% decline in average revenue per program.  Outpatient same store revenues increased by 0.7% in the second quarter of 2008.

Hospital segment revenues were $28.8 million in the second quarter of 2008 compared to $27.0 million in the second quarter of 2007.  The increase in revenues in 2008 reflects the acquisition of The Specialty Hospital in Rome, Georgia effective June 1, 2008 and a full quarter of operations for our inpatient rehabilitation hospital in Austin, Texas, which received its Medicare provider number in November 2007.  The hospital segment also opened an LTACH in Kansas City, Missouri in April 2008.  This hospital is currently in its length-of-stay demonstration period which means it will be reimbursed at Medicare’s lower inpatient prospective payment system rates for six months, starting on May 6, 2008, the date the hospital received its Medicare provider certification.  After it maintains a Medicare average length-of-stay of 25 days for six months, the hospital will apply to the Centers for Medicare and Medicaid Services (“CMS”) for an LTACH provider number.  Same store revenues declined by $0.9 million or 3.5% in the second quarter of 2008.

Other healthcare services segment revenues were $10.8 million in the second quarter of 2008 compared to $12.2 million in the second quarter of 2007.  This decline in revenues occurred primarily in our Phase 2 Consulting business.

Costs and Expenses
	Three Months Ended June 30,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$151,132	81.5%	$145,691	80.5%
Division selling, general and administrative	12,383	6.6	11,744	6.5
Corporate selling, general and administrative	10,744	5.8	10,283	5.7
Impairment of intangible asset	—	—	4,906	2.7
Depreciation and amortization	3,734	2.0	4,213	2.3
Total costs and expenses	$177,993	95.9%	$176,837	97.7%

Operating expenses as a percentage of revenues increased as our hospital segment incurred an increase in start-up losses and a decline in same store revenues which more than offset operational efficiencies realized by our contract therapy division.  The increase in corporate selling, general and administrative expenses reflects an increase in share-based compensation and other management incentive costs and an investment in back office resources to support the expected growth of our hospital segment.  These cost increases were mostly offset by the cost savings achieved from closing Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007 and the recognition of a $0.6 million recovery, net of legal fees incurred, related to a noncompete agreement settlement.  The hospital segment incurred a $4.9 million impairment charge in the second quarter of 2007 as discussed in more detail below.  Depreciation and amortization expense decreased primarily due to lower depreciation and amortization associated with software costs and intangible assets which became fully amortized.

REHABCARE GROUP, INC.

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts increased from $2.0 million in the second quarter of 2007 to $2.4 million in the second quarter of 2008.  This increase is primarily attributable to our hospital business.

	Three Months Ended June 30,
	2008		2007
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$87,624	82.4%	$84,438	84.2%
Division selling, general and administrative	6,112	5.7	5,914	5.9
Corporate selling, general and administrative	5,359	5.1	6,682	6.7
Depreciation and amortization	1,604	1.5	2,115	2.1
Total costs and expenses	$100,699	94.7%	$99,149	98.9%
Hospital Rehabilitation Services (HRS):
Operating expenses	$28,306	70.4%	$29,625	70.9%
Division selling, general and administrative	3,657	9.1	3,726	8.9
Corporate selling, general and administrative	2,274	5.6	1,996	4.8
Depreciation and amortization	676	1.7	1,043	2.5
Total costs and expenses	$34,913	86.8%	$36,390	87.1%
Hospitals:
Operating expenses	$27,380	95.1%	$22,412	83.0%
Division selling, general and administrative	1,195	4.1	745	2.8
Corporate selling, general and administrative	2,601	9.1	1,139	4.2
Impairment of intangible asset	—	—	4,906	18.2
Depreciation and amortization	1,323	4.6	932	3.4
Total costs and expenses	$32,499	112.9%	$30,134	111.6%
Other Healthcare Services:
Operating expenses	$8,467	78.1%	$9,438	77.2%
Division selling, general and administrative	1,419	13.1	1,359	11.1
Corporate selling, general and administrative	510	4.7	466	3.8
Depreciation and amortization	131	1.2	123	1.0
Total costs and expenses	$10,527	97.1%	$11,386	93.1%

Total contract therapy costs and expenses as a percentage of unit revenue decreased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to operational improvements and the cost savings achieved from closing Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007.  Direct operating expenses declined as a percentage of unit revenue reflecting the combined impact of continued efficiencies realized from the integration of the former RehabWorks’ units and improved therapist productivity throughout the division.  Division and corporate selling, general and administrative expenses decreased as a percentage of unit revenue primarily due to synergies achieved from the integration of the Symphony business.  Corporate selling, general and administrative expenses for the second quarter of 2008 also include a $0.6 million recovery, net of legal fees incurred, related to a noncompete agreement settlement.  Depreciation and amortization expense decreased primarily because capitalized software assets associated with the Symphony acquisition became fully amortized in the fourth quarter of 2007.  Contract

REHABCARE GROUP, INC.

therapy’s operating earnings increased from $1.1 million in the second quarter of 2007 to $5.6 million in the second quarter of 2008.

Total hospital rehabilitation services costs and expenses declined from the second quarter of 2007 to the second quarter of 2008 primarily due to a decline in direct operating expenses.  Direct operating expenses declined as average units in operation fell from 164 to 153.  Corporate selling, general and administrative expenses increased reflecting increases in share-based compensation expense and activities related to the appeal of denials resulting from the recovery audit contractor program or local coverage determinations issued by fiscal intermediaries.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software and intangible assets which became fully amortized.  Total hospital rehabilitation services operating earnings decreased by $0.1 million from $5.4 million in the second quarter of 2007 to $5.3 million in the second quarter of 2008.

Total hospital segment costs and expenses increased as a percentage of unit revenue in the second quarter of 2008 despite the recognition of a $4.9 million impairment loss in the second quarter of 2007.  This impairment loss reduced the carrying value of an intangible asset to its revised estimate of fair value based on the impact of a change in LTACH regulations issued by CMS on May 1, 2007.  Operating expenses increased significantly as a percentage of unit revenue in the second quarter of 2008 primarily due to the decrease in same store revenues, an increase in start-up losses and an increase in the provision for doubtful accounts.  During the second quarter of 2007, we recorded favorable revenue adjustments of $1.4 million to net liabilities for prior year Medicare and Medicaid cost reports assumed in the acquisition of the four MeadowBrook hospitals.  These adjustments had a favorable impact on second quarter 2007 revenues and operating earnings; no adjustments of this nature were recorded in the second quarter of 2008.  The division incurred start-up losses of $1.4 million during the quarter ended June 30, 2008 primarily related to the development of an LTACH in Kansas City.  Start-up losses were minimal during the quarter ended June 30, 2007.  Selling, general and administrative expenses increased from the prior year quarter reflecting an investment in back office resources to support the growth in the division expected in 2008 and 2009 and the reallocation of certain resources from our other divisions.  Depreciation and amortization expense increased from the second quarter of 2007 to the second quarter of 2008 primarily due to depreciation associated with leasehold improvements at the Austin hospital.  As a result of these factors, the hospitals segment incurred operating losses of $3.7 million in the second quarter of 2008 and $3.1 million in the second quarter of 2007.

The other healthcare services segment generated operating earnings of $0.3 million and $0.8 million in the quarters ended June 30, 2008 and 2007, respectively.  The decrease in operating earnings is mainly attributable to our Phase 2 Consulting business.

Non-Operating Items

Interest income decreased by $0.7 million from the second quarter of 2007 to the second quarter of 2008 primarily due to the recognition of $0.7 million of interest income in the second quarter of 2007 related to a federal income tax refund claim.

Interest expense decreased from $2.3 million in the second quarter of 2007 to $1.0 million in the second quarter of 2008 primarily due to both a reduction in interest rates and a reduction in borrowings against our revolving credit facility.  The balance outstanding on the revolving credit facility was $68.5 million and $102.5 million at June 30, 2008 and 2007, respectively.  Interest expense also includes interest on subordinated promissory notes issued as partial consideration for various acquisitions completed over the last three years, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit.  As of June 30, 2008, the remaining aggregate principal balance on all subordinated promissory notes was $2.5 million.

REHABCARE GROUP, INC.

Minority interests in net losses of consolidated affiliates increased to $0.6 million in the second quarter of 2008 from break-even in the second quarter of 2007.  This increase is primarily due to the recognition of the noncontrolling interests’ share of the losses incurred by our LTACH in Kansas City.

Earnings before income taxes increased to $7.4 million in the second quarter of 2008 from $2.7 million in the second quarter of 2007.  The results for the second quarter of 2007 include the impact of the $4.9 million impairment loss discussed earlier.  The provision for income taxes was $2.9 million in the second quarter of 2008 compared to $1.1 million in the second quarter of 2007, reflecting an effective income tax rate of 39.0% in both periods.

Net earnings were $4.5 million in the second quarter of 2008 compared to $1.7 million in the second quarter of 2007.  Diluted earnings per share were $0.25 in the second quarter of 2008 compared to $0.09 in the second quarter of 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Operating Revenues

Consolidated operating revenues during the first six months of 2008 increased by $4.5 million, or 1.2%, to $369.6 million compared to $365.1 million in the first six months of 2007.  The revenue increase was primarily due to growth in our contract therapy and hospital businesses, partially offset by a decrease in revenues in our hospital rehabilitation services business.

Contract therapy revenues increased $7.5 million or 3.7% in the first six months of 2008 compared to the first six months of 2007.  Same store revenues grew 12.2% reflecting a 10.6% increase in same store minutes of service.  The same store revenue growth more than offset the impact of an 8.6% decline in the average number of locations operated in the first six months of 2008.   Higher average daily census and improved productivity contributed to the growth in same store revenues and same store minutes of service.

Hospital rehabilitation services operating revenues declined 5.5% in the first six months of 2008 compared to the first six months of 2007 as inpatient revenue declined 4.9% and outpatient revenue declined 7.2%.  The decline in inpatient revenue reflects a 7.3% decline in the average number of units operated, partially offset by 2.7% increase in inpatient revenue per program and a 0.8% increase in same store acute rehabilitation revenues.  Same store acute rehabilitation discharges increased 0.5% in the first six months of 2008 as the division’s units were able to increase patient volumes in 2008 following the December 2007 freeze in the 75% Rule’s compliance threshold at 60%.  The decline in outpatient revenue reflects a 7.3% decline in the average number of units operated, partially offset by a 2.6% increase in outpatient same store revenues.

Hospital segment revenues were $58.0 million in the first six months of 2008 compared to $53.0 million in the first six months of 2007.  The increase in revenues in 2008 reflects the acquisition of The Specialty Hospital in Rome, Georgia effective June 1, 2008 and the operations of our inpatient rehabilitation hospital in Austin, Texas, which received its Medicare provider number in November 2007.  The increase in revenues also reflects same store revenue growth of $0.8 million or 1.6% in the first six months of 2008.  Our inpatient rehabilitation hospital in Amarillo, Texas, which was in its ramp-up phase in the first quarter of 2007, contributed $1.3 million to the same store revenue growth.  We define the ramp-up phase as the period during which a recently opened hospital builds its patient census following the receipt of its Medicare provider number.

REHABCARE GROUP, INC.

Other healthcare services segment revenues were $21.8 million in the first six months of 2008 compared to $24.4 million in the first six months of 2007.  This decline in revenues occurred primarily in our Phase 2 Consulting business.

Costs and Expenses
	Six Months Ended June 30,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$300,094	81.2%	$297,913	81.6%
Division selling, general and administrative	24,105	6.5	23,409	6.4
Corporate selling, general and administrative	22,002	6.0	20,560	5.6
Impairment of intangible asset	—	—	4,906	1.4
Depreciation and amortization	7,501	2.0	8,525	2.3
Total costs and expenses	$353,702	95.7%	$355,313	97.3%

Operating expenses decreased as a percentage of revenues reflecting operational efficiencies realized by our contract therapy division as discussed further below.  The increase in corporate selling, general and administrative expenses reflects an increase in share-based compensation and other management incentive costs and an investment in back office resources to support the expected growth of our hospital segment.  These cost increases were partially offset by the cost savings achieved from closing Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007.  The hospital segment incurred a $4.9 million impairment charge in the first six months of 2007 as discussed in more detail below.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software and intangible assets which became fully amortized.

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts decreased slightly from $4.8 million in the first half of 2007 to $4.7 million in the first half of 2008.

REHABCARE GROUP, INC.

	Six Months Ended June 30,
	2008		2007
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$174,217	82.7%	$174,438	85.9%
Division selling, general and administrative	11,971	5.7	12,055	5.9
Corporate selling, general and administrative	11,694	5.6	13,475	6.6
Depreciation and amortization	3,274	1.5	4,241	2.1
Total costs and expenses	$201,156	95.5%	$204,209	100.5%
Hospital Rehabilitation Services (HRS):
Operating expenses	$57,495	71.5%	$60,832	71.5%
Division selling, general and administrative	7,026	8.7	7,415	8.7
Corporate selling, general and administrative	4,539	5.6	3,994	4.7
Depreciation and amortization	1,396	1.8	2,224	2.6
Total costs and expenses	$70,456	87.6%	$74,465	87.5%
Hospitals:
Operating expenses	$52,472	90.4%	$44,123	83.2%
Division selling, general and administrative	2,183	3.8	1,199	2.3
Corporate selling, general and administrative	4,786	8.3	2,224	4.2
Impairment of intangible asset	—	—	4,906	9.2
Depreciation and amortization	2,569	4.4	1,813	3.4
Total costs and expenses	$62,010	106.9%	$54,265	102.3%
Other Healthcare Services:
Operating expenses	$17,089	78.4%	$18,988	77.9%
Division selling, general and administrative	2,925	13.4	2,740	11.2
Corporate selling, general and administrative	983	4.5	867	3.6
Depreciation and amortization	262	1.2	247	1.0
Total costs and expenses	$21,259	97.5%	$22,842	93.7%

Total contract therapy costs and expenses decreased in the first six months of 2008 compared to the first six months of 2007 primarily due to the decrease in the average number of locations operated and the cost savings achieved from closing Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007.  Direct operating expenses declined as a percentage of unit revenue reflecting the combined impact of continued efficiencies realized from the integration of the former RehabWorks’ units and improved therapist productivity throughout the division.  Labor and benefit costs per minute of service declined by 1.9% from the first six months of 2007 to the first six months of 2008 as therapist productivity improvements during the first six months of 2008 more than offset the impact of wage rate increases.  Division and corporate selling, general and administrative expenses decreased as a percentage of unit revenue primarily due to synergies achieved from the integration of the Symphony business.  Depreciation and amortization expense decreased primarily because capitalized software assets associated with the Symphony acquisition became fully amortized in the fourth quarter of 2007.  Contract therapy’s operating earnings were $9.4 million in the first six months of 2008 compared to a loss of $1.1 million in the first six months of 2007.

Total hospital rehabilitation services costs and expenses declined from the first six months of 2007 to the first six months of 2008 primarily due to a decline in direct operating expenses.  Direct operating expenses declined as average units in operation fell from 166 to 154.  Division selling,

REHABCARE GROUP, INC.

general and administrative expenses decreased as we reassigned certain HRS division resources to our hospital division and others were moved to a corporate role because they are no longer fully dedicated to HRS.  These activities occurred in the third quarter of 2007.  Corporate selling, general and administrative expenses increased reflecting increases in share-based compensation expense and activities related to the appeal of denials resulting from the recovery audit contractor program or local coverage determinations issued by fiscal intermediaries.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software and intangible assets which became fully amortized.  Total hospital rehabilitation services operating earnings decreased from $10.6 million in the first six months of 2007 to $9.9 million in the first six months of 2008.

Total hospital segment costs and expenses increased as a percentage of unit revenue in the first six months of 2008 despite the recognition of a $4.9 million impairment loss in the first six months of 2007.  This impairment loss reduced the carrying value of an intangible asset to its revised estimate of fair value based on the impact of a change in LTACH regulations issued by CMS on May 1, 2007.  Operating expenses increased as a percentage of unit revenue in the first six months of 2008 reflecting an increase in start-up losses and an increase in the provision for doubtful accounts.  The division incurred start-up losses of $1.7 million during the six months ended June 30, 2008 primarily related to the development of an LTACH in Kansas City.  Start-up losses were only $0.1 million during the six months ended June 30, 2007.  Also during the first six months of 2007, we recorded favorable revenue adjustments of $1.4 million to net liabilities for prior year Medicare and Medicaid cost reports assumed in the acquisition of the four MeadowBrook hospitals.  These adjustments had a favorable impact on 2007 revenues and operating earnings.  Selling, general and administrative expenses increased from the prior year period reflecting an investment in back office resources to support the growth in the division expected in 2008 and 2009 and the reallocation of certain resources from our other divisions.  Depreciation and amortization expense increased from the first six months of 2007 to the first six months of 2008 primarily due to depreciation associated with leasehold improvements at the Austin hospital.  As a result of these factors, the hospitals segment incurred operating losses of $4.0 million in the first six months of 2008 and $1.2 million in the first six months of 2007.

The other healthcare services segment generated operating earnings of $0.6 million and $1.5 million in the six months ended June 30, 2008 and 2007, respectively.  The decrease in operating earnings is mainly attributable to our Phase 2 Consulting business.

Non-Operating Items

Interest income decreased by $0.7 million from the first six months of 2007 to the first six months of 2008 primarily due to the recognition of $0.7 million of interest income in the second quarter of 2007 related to a federal income tax refund claim.

Interest expense decreased from $4.6 million in the first half of 2007 to $2.3 million in the first half of 2008 primarily due to both a reduction in interest rates and a reduction in borrowings against our revolving credit facility.  The balance outstanding on the revolving credit facility was $68.5 million and $102.5 million at June 30, 2008 and 2007, respectively.  Interest expense also includes interest on subordinated promissory notes issued as partial consideration for various acquisitions completed over the last three years, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit.  As of June 30, 2008, the remaining aggregate principal balance on all subordinated promissory notes was $2.5 million.

Minority interests in net losses of consolidated affiliates increased to $0.7 million in the first six months of 2008 from break-even in the first six months of 2007.  This increase is primarily due to the recognition of the noncontrolling interests’ share of the losses incurred by our LTACH in Kansas City.

REHABCARE GROUP, INC.

Earnings before income taxes increased to $14.8 million in the first six months of 2008 from $6.0 million in the first six months of 2007.  The provision for income taxes was $5.8 million in the first six months of 2008 compared to $2.4 million in the first six months of 2007, reflecting effective income tax rates of 39.0% and 39.2%, respectively.

Net earnings were $9.0 million in the first six months of 2008 compared to $3.6 million in the first six months of 2007.  Diluted earnings per share were $0.51 in the first six months of 2008 compared to $0.21 in the first six months of 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had $14.3 million in cash and cash equivalents, and a current ratio (the amount of current assets divided by current liabilities) of approximately 1.9 to 1.  Working capital increased by $7.2 million to $87.5 million at June 30, 2008 as compared to $80.3 million at December 31, 2007.  Net accounts receivable were $142.0 million at June 30, 2008 as compared to $135.2 million at December 31, 2007.  The number of days sales outstanding (DSO) in net receivables was 69.6 and 71.8 at June 30, 2008 and December 31, 2007, respectively.   The increase in accounts receivable reflects an $11.9 million increase in revenues from the fourth quarter of 2007 to the second quarter of 2008.  The improvement in DSO occurred primarily in our contract therapy division.

We generated cash from operations of $18.6 million in both the six months ended June 30, 2008 and the six months ended June 30, 2007.  Capital expenditures were $7.5 million and $4.3 million in the six months ended June 30, 2008 and 2007, respectively.  Our capital expenditures primarily relate to the construction of new hospitals, investments in information technology systems, equipment additions and replacements and various other capital improvements.  The Company expects total capital expenditures in 2008 to approximate $15 million to $25 million.  Actual amounts spent will be dependent upon the timing of individual projects.  Over the next few years, we plan to continue to invest significantly in information technology systems and the development and renovation of hospitals.

The Company has historically financed its operations with funds generated from operating activities and borrowings under credit facilities and long-term debt instruments.  We believe our cash on hand, cash generated from operations and availability under our credit facility will be sufficient to meet our future working capital, capital expenditures, internal and external business expansion, and debt service requirements.  We have a $175 million, five-year revolving credit facility, dated June 16, 2006, with $68.5 million outstanding as of June 30, 2008 at a weighted-average interest rate of approximately 4.4%.  The revolving credit facility is expandable to $225 million, subject to the approval of the lending group and subject to our continued compliance with the terms of the credit agreement.  As of June 30, 2008, we had $7.2 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount we may borrow under the revolving credit facility.  As of June 30, 2008, after consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $73 million.

As part of the purchase of the MeadowBrook business in 2005, we issued a long-term subordinated promissory note to the selling party.  This note bears interest at 6.0%.  As of June 30, 2008, $2.5 million of this note remained outstanding, all of which is payable within the next three months.

REHABCARE GROUP, INC.

Regulatory and Legislative Update

The 2007 Medicare, Medicaid and SCHIP Extension Act (“the SCHIP Extension Act”), which was signed into law on December 29, 2007, extended the Medicare Part B therapy cap exception process through June 30, 2008.  The therapy caps are $1,810 for occupational therapy, and an annual combined cap of $1,810 for physical and speech therapy.  Most of our Medicare Part B patients qualify for an automatic exception to these caps due to their clinical complexities.  On July 15, 2008 President Bush vetoed HR 6331, the Medicare Improvements for Patients and Providers Act of 2008.  That same day Congress held a successful override vote and the bill became law.  Among other things, the bill extended the therapy cap exception process through December 31, 2009.  While the effective date of this extension is July 1, 2008, the disruption caused by the therapy caps in first two weeks of July is expected to impede the contract therapy division’s operating performance in the third quarter.

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

The SCHIP Extension Act also established a three-year moratorium on the establishment or classification of any new LTACH facilities, any satellite facilities and increases in bed capacity at existing LTACHs.  On May 21, 2008, CMS issued an interim final rule outlining criteria for an exemption from the three-year moratorium as well as for exceptions to this rule.  In working with our joint venture partners, we believe that only one partner, The Reading Hospital, will need to file for an exception.

On August 1, 2008, CMS issued final payment rules for skilled nursing facilities (“SNFs”) and inpatient rehabilitation facilities (“IRFs”) for reporting year 2009.  The rules include a 3.4% market basket increase for SNFs and no market basket change for IRFs.  While we believe the SNF rule will have a favorable impact on our contract therapy division, we are still evaluating the impact of the IRF rule on our HRS and hospital businesses.

The Medicare program is administered by contractors and fiscal intermediaries. Under the authority granted by CMS, certain fiscal intermediaries have issued local coverage determinations that are intended to clarify the clinical criteria under which Medicare reimbursement is available. Certain local coverage determinations attempt to require evidence of a greater level of medical necessity for inpatient rehabilitation facility patients.  Those local coverage determinations have been used by fiscal intermediaries to deny admission or reimbursement for some patients in our hospital rehabilitation services and hospital divisions.  Where appropriate, we and our clients will appeal such denials and many times are successful in overturning the original decision of the fiscal intermediary.

The Medicare Modernization Act of 2003 directed CMS to create a program using independent recovery audit contractors to collect improper Medicare overpayments.  The recovery audit contractor program began with a demonstration pilot in three states and is scheduled to be expanded to all 50 states by 2010.  We will continue to challenge and appeal any claims that we believe have been inappropriately denied.

Medicare reimbursement for outpatient rehabilitation services is based on the lesser of the provider’s actual charge for such services or the applicable Medicare physician fee schedule amount established by CMS. This reimbursement system applies regardless of whether the therapy

REHABCARE GROUP, INC.

services are furnished in a hospital outpatient department, a skilled nursing facility, an assisted living facility, a physician’s office, or the office of a therapist in private practice.  The physician fee schedule is subject to change from year to year.  The Medicare Improvements for Patients and Providers Act of 2008 provided a 0.5% increase in the fee schedule for the balance of 2008 and a 1.1% increase for 2009.

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

Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties.  Our most critical accounting policies pertain to allowance for doubtful accounts, contractual allowances, goodwill and other intangible assets, impairment of long-lived assets, health, workers compensation and professional liability insurance accruals and accounting for investments in unconsolidated affiliates.  Each of these critical accounting policies was discussed in our 2007 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of “Item 7.  – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There were no significant changes in the application of critical accounting policies during the first six months of 2008.

Item 3. – Quantitative and Qualitative Disclosures About Market Risks

The Company’s primary market risk exposure consists of changes in interest rates on certain borrowings that bear interest at floating rates.  Borrowings under our credit facility bear interest at the lender’s prime rate and the London Interbank Offered Rate (“LIBOR”), at our option, with applicable margins varying based upon our consolidated total leverage ratio.  Our LIBOR contracts can vary in length from 30 to 180 days.  As of June 30, 2008, the balance outstanding against the revolving credit facility was $68.5 million.  On December 28, 2007, the Company entered into an interest rate swap agreement that effectively fixed the interest rate at 4.0% plus applicable margins on $25 million of the borrowings under our credit facility for a two-year period.

After consideration of the swap contract mentioned above, as of June 30, 2008, we had $43.5 million of variable rate debt outstanding under the credit facility at a weighted-average variable interest rate of approximately 3.9%.  Adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed.  Based on the variable rate debt outstanding under the credit facility at June 30, 2008, a 100 basis point increase in the LIBOR rate would result in additional interest expense of approximately $0.4 million on an annualized basis.

Item 4. – Controls and Procedures

As of June 30, 2008, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and  15d-14(c) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report.  There have been no changes in the Company’s internal controls over financial reporting during

REHABCARE GROUP, INC.

the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. – Risk Factors

For information regarding risk factors, please refer to the Company’s 2007 Annual Report on Form 10-K.  There were no material changes in the Company’s risk factors in the first six months of 2008.

Item 6. - Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REHABCARE GROUP, INC.

August 5, 2008

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