Form 10-Q
period 2008-09-30
REHABCARE GROUP INC
filed 2008-11-04
CIK 812191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   ☐       No   ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2008
Common Stock, par value $.01 per share	18,067,734 (a)

(a) Includes 420,112 shares of unvested restricted stock.

REHABCARE GROUP, INC.

PART 1. – FINANCIAL INFORMATION
Item 1. – Condensed Consolidated Financial Statements

REHABCARE GROUP, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	September 30,	December 31,
	2008	2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$12,405	$10,265
Accounts receivable, net of allowance for doubtful accounts of $17,678 and $16,266, respectively	139,320	135,194
Income taxes receivable	1,072	—
Deferred tax assets	13,977	15,863
Other current assets	7,525	7,892
Total current assets	174,299	169,214
Marketable securities, trading	2,975	3,547
Property and equipment, net	34,623	29,705
Goodwill	171,313	168,517
Intangible assets, net	23,388	28,027
Investment in unconsolidated affiliate	4,742	4,701
Other	4,613	4,849
Total assets	$415,953	$408,560

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$7,000	$9,500
Accounts payable	5,858	5,825
Accrued salaries and wages	52,916	49,886
Income taxes payable	—	192
Accrued expenses	29,790	23,526
Total current liabilities	95,564	88,929
Long-term debt, less current portion	45,000	65,000
Deferred compensation	2,981	3,552
Deferred tax liabilities	7,113	5,375
Other	533	415
Total liabilities	151,191	163,271
Minority interests	3,391	1,267
Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 21,641,770 shares and 21,466,994 shares as of September 30, 2008 and December 31, 2007, respectively	216	215
Additional paid-in capital	144,664	140,246
Retained earnings	171,333	158,331
Accumulated other comprehensive loss	(138)	(66)
Less common stock held in treasury at cost; 4,002,898 shares as of September 30, 2008 and December 31, 2007	(54,704)	(54,704)
Total stockholders’ equity	261,371	244,022
Total liabilities and stockholders’ equity	$415,953	$408,560

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating revenues	$182,626	$170,684	$548,919	$532,799
Costs and expenses:
Operating	149,925	138,327	446,484	431,980
Selling, general and administrative:
Divisions	11,687	10,761	35,792	34,170
Corporate	10,430	9,334	32,432	29,894
Impairment of intangible asset	—	—	—	4,906
Depreciation and amortization	3,596	4,029	10,905	12,316
Total costs and expenses	175,638	162,451	525,613	513,266

Operating earnings	6,988	8,233	23,306	19,533

Interest income	29	38	104	780
Interest expense	(847)	(2,077)	(3,152)	(6,653)
Other income (expense)	(4)	18	24	(43)
Equity in net income of affiliate	143	79	441	168
Minority interests	612	131	1,339	157

Earnings from continuing operations before income taxes	6,921	6,422	22,062	13,942
Income taxes	2,699	2,484	8,604	5,402
Earnings from continuing operations	4,222	3,938	13,458	8,540
Loss from discontinued operations	(224)	(28)	(456)	(982)

Net earnings	$3,998	$3,910	$13,002	$7,558

Weighted-average common shares outstanding:
Basic	17,589	17,212	17,560	17,174
Diluted	17,824	17,443	17,773	17,381

Basic earnings per common share:
Earnings from continuing operations	$0.24	$0.23	$0.77	$0.50
Loss from discontinued operations	(0.01)	—	(0.03)	(0.06)
Net earnings	$0.23	$0.23	$0.74	$0.44

Diluted earnings per common share:
Earnings from continuing operations	$0.24	$0.23	$0.76	$0.49
Loss from discontinued operations	(0.02)	(0.01)	(0.03)	(0.06)
Net earnings	$0.22	$0.22	$0.73	$0.43

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; amounts in thousands)

	Nine Months Ended,
	September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$13,002	7,558
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	11,158	12,659
Provision for doubtful accounts	6,103	6,914
Equity in net income of affiliate	(441)	(168)
Minority interests	(1,339)	(157)
Impairment of intangible asset	—	4,906
Stock-based compensation expense	2,196	1,217
Income tax benefits from share-based payments	762	281
Excess tax benefits from share-based payments	(547)	(182)
Gain on disposal of discontinued operation	(321)	—
(Gain) loss on disposal of property and equipment	(24)	43
Changes in assets and liabilities:
Accounts receivable, net	(7,901)	(1,839)
Other current assets	486	2,240
Other assets	255	261
Accounts payable	(144)	(2,483)
Accrued salaries and wages	2,680	(4,015)
Income taxes payable and deferred taxes	2,125	4,190
Accrued expenses	4,126	(151)
Deferred compensation	(176)	(420)
Net cash provided by operating activities	32,000	30,854

Cash flows from investing activities:
Additions to property and equipment	(12,689)	(6,463)
Purchase of marketable securities	(369)	(316)
Proceeds from sale/maturities of marketable securities	546	708
Investment in unconsolidated affiliate	—	(1,119)
Proceeds from disposition of business	7,193	—
Purchase of businesses, net of cash acquired	(7,096)	(1)
Other, net	(113)	(713)
Net cash used in investing activities	(12,528)	(7,904)

Cash flows from financing activities:
Net change in revolving credit facility	(16,500)	(18,900)
Principal payments on long-term debt	(6,000)	(1,059)
Contributions by minority interest shareholders	2,879	654
Exercise of stock options	1,742	946
Excess tax benefits from share-based payments	547	182
Net cash used in financing activities	(17,332)	(18,177)

Net increase in cash and cash equivalents	2,140	4,773
Cash and cash equivalents at beginning of period	10,265	9,430
Cash and cash equivalents at end of period	$12,405	$14,203

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements
Nine Month Periods Ended September 30, 2008 and 2007
(Unaudited)

(1)           Basis of Presentation

The condensed consolidated balance sheets and related condensed consolidated statements of earnings and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly and majority owned affiliates.  The Company accounts for its investments in less than 50% owned affiliates using the equity method.  All significant intercompany accounts and activity have been eliminated in consolidation.  In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included.  The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year.  Certain prior year amounts have been reclassified to conform to current year presentation.  Such reclassifications primarily relate to the sale of RehabCare Rehabilitation Hospital – Permian Basin, a 38-bed inpatient rehabilitation hospital located in Midland, Texas (the “Midland hospital”).  The Company reclassified its condensed consolidated statements of earnings for the three months and nine months ended September 30, 2007 to show the results of operations for the Midland hospital as discontinued operations.

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

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2008	2007	2008	2007

Share-based compensation expense	$560	$320	$2,196	$1,217
Income tax benefit	217	123	849	470

The Company has various incentive plans that provide long-term incentive and retention awards.  These awards include stock options and restricted stock awards.  At September 30, 2008, a total of 575,198 shares were available for future issuance under the plans.

Stock Options

No stock options were granted during the nine months ended September 30, 2008 and 2007.   As of September 30, 2008, there was approximately $0.1 million of unrecognized compensation cost related to nonvested options.  Such cost is expected to be recognized over a weighted-average period of 1.5 years.

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

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2008 and changes during the nine-month period ended September 30, 2008 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at December 31, 2007	254,760	$16.14
Granted	257,262	21.71
Vested	(26,250)	21.18
Forfeited	(56,910)	17.66
Nonvested at September 30, 2008	428,862	$18.97

As of September 30, 2008, there was approximately $5.3 million of unrecognized compensation cost related to nonvested restricted stock awards.  Such cost is expected to be recognized over a weighted-average period of 1.9 years.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Earnings from continuing operations	$4,222	$3,938	$13,458	$8,540
Loss from discontinued operations	(224)	(28)	(456)	(982)
Net earnings	$3,998	$3,910	$13,002	$7,558

Denominator:
Basic weighted average common shares outstanding	17,589	17,212	17,560	17,174
Effect of dilutive securities:
stock options and restricted stock awards	235	231	213	207
Diluted weighted average common shares outstanding	17,824	17,443	17,773	17,381

Basic earnings per common share:
Earnings from continuing operations	$0.24	$0.23	$0.77	$0.50
Loss from discontinued operations	(0.01)	—	(0.03)	(0.06)
Net earnings	$0.23	$0.23	$0.74	$0.44

Diluted earnings per common share:
Earnings from continuing operations	$0.24	$0.23	$0.76	$0.49
Loss from discontinued operations	(0.02)	(0.01)	(0.03)	(0.06)
Net earnings	$0.22	$0.22	$0.73	$0.43

For the three months and nine months ended September 30, 2008, outstanding stock options totaling approximately 1.0 million potential shares in each period were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  For the three months and nine months ended September 30, 2007, outstanding stock options totaling approximately 1.3 million potential shares in each period were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

(5)           Comprehensive Income

The following table sets forth the computation of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net earnings	$3,998	$3,910	$13,002	$7,558
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap	24	—	(72)	—
Comprehensive income	$4,022	$3,910	$12,930	$7,558

(6)           Investment in Unconsolidated Affiliate

In January 2005, the Company paid $3.6 million for a 40% equity interest in Howard Regional Specialty Care, LLC (“HRSC”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana.  The Company uses the equity method to account for its investment in HRSC.  The value of the Company’s investment in HRSC at the transaction date exceeded its share of the book value of HRSC’s stockholders’ equity by approximately $3.5 million.  This excess is being accounted for as equity method goodwill.  In February 2007, the Company invested an additional $1.1 million of cash in HRSC, and the majority owner invested an additional $1.7 million.  HRSC used these funds to meet its working capital needs and to acquire an outpatient rehabilitation business in Kokomo.  The carrying value of the Company’s investment in HRSC was $4.7 million at September 30, 2008 and December 31, 2007.

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

Effective July 1, 2006, the Company acquired all of the outstanding limited liability company membership interests of Symphony Health Services, LLC (“Symphony”) at a cost of approximately $109.9 million.  The Company recognized lease exit costs associated with exiting certain Symphony leased properties as liabilities assumed in the acquisition and included in the allocation of the purchase price for Symphony.  The following table provides a roll-forward of the liability for accrued lease exit costs for the nine month period ended September 30, 2008 (in thousands):

Balance, December 31, 2007	$469
Payments	(177)
Balance, September 30, 2008	$292

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

On May 1, 2007, the Centers for Medicare and Medicaid Services (“CMS”) released a rule extending the so-called 25% Rule to all LTACHs, including those LTACHs that had previously operated under a statutory grandfathering exemption.  The 25% Rule limits LTACH prospective payment system (“PPS”) paid admissions from a single referral source to 25%.  Admissions beyond the 25% threshold would be paid using lower inpatient PPS rates.  Louisiana Specialty Hospital, the Company’s LTACH in New Orleans, Louisiana, had been grandfathered and statutorily exempt from the 25% Rule.  Such exemption provided greater operational flexibility and fewer restrictions on the types of patients that could be admitted to that facility.  Under the May 1, 2007 rule, implementation of the 25% threshold by previously grandfathered facilities was to occur over a three year transition period.

As part of the purchase price allocation for Louisiana Specialty Hospital, the Company initially recorded the value of the statutory exemption as an indefinite-lived intangible asset at its estimated acquisition date fair value of $5.4 million.  The Company determined that the issuance of the May 1, 2007 rule by CMS resulted in a triggering event during the second quarter of 2007 that required the useful life of the statutory exemption intangible asset to be reassessed as finite-lived and a corresponding impairment analysis to be performed.  Based on that analysis, the Company recognized an impairment loss of $4.9 million in the first nine months of 2007 in the hospitals segment to reduce the carrying value of this intangible asset to its revised estimate of fair value based on the impact of the change in regulations.  The Company computed the fair value of the statutory exemption intangible asset using a present value technique and the Company’s projections of cash flow expected to be generated over the intangible asset’s remaining estimated useful life.

On December 29, 2007, the 2007 Medicare, Medicaid and SCHIP Extension Act was signed into law.  The Act provides that the 25% Rule will not be applied to grandfathered LTACHs, such as the Company’s LTACH in New Orleans, through at least December 31, 2010.  Statement 142 prohibits the reversal of the Company’s previously recognized $4.9 million impairment loss.

At September 30, 2008 and December 31, 2007, the Company had the following intangible asset balances (in thousands):

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	September 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing Intangible Assets:
Noncompete agreements	$1,800	$(1,205)	$4,460	$(1,449)
Customer contracts and relationships	23,096	(9,409)	23,096	(7,508)
Trade names	8,953	(1,760)	8,773	(1,276)
Medicare exemption	454	(198)	454	(113)
Other	1,047	(200)	905	(125)
Total	$35,350	$(12,772)	$37,688	$(10,471)

Non-amortizing Intangible Assets:
Trade names	$810		$810

Amortization expense on intangible assets was approximately $917,000 and $918,000 for the three months ended September 30, 2008 and 2007, respectively, and $2,715,000 and $2,802,000 for the nine months ended September 30, 2008 and 2007, respectively.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows (in thousands):

	Contract			Other Healthcare
	Therapy	HRS (a)	Hospitals	Services	Total
Balance at December 31, 2007	$68,459	$39,715	$45,239	$15,104	$168,517
Acquisitions	—	—	6,362	—	6,362
Dispositions	—	—	(3,566)	—	(3,566)
Balance at September30, 2008	$68,459	$39,715	$48,035	$15,104	$171,313

(a)	Hospital rehabilitation services (HRS).

(9)           Disposition and Discontinued Operations

Effective August 30, 2008, the Company completed the sale of equipment, goodwill, other intangible assets and certain related assets associated with its 38-bed inpatient rehabilitation hospital located in Midland, Texas (the “Midland hospital”) to HealthSouth Corporation for $7.2 million less direct selling costs.  This transaction was the result of a strategic review of the Midland-Odessa market.  Simultaneous with the sale, the Midland hospital transferred its operations and remaining patients to HealthSouth’s rehabilitation hospital also located in the Midland-Odessa area.  In connection with this transaction, the Company recognized a pre-tax gain related to the disposal of the Midland hospital assets of approximately $0.3 million in the third quarter of 2008.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The Midland hospital has been a component of the Hospital reporting unit since mid-2006, and its operations were integrated into the Hospital reporting unit.  Accordingly, the Company determined an appropriate allocation of goodwill for the Midland hospital based on its fair value relative to the overall fair value of the Hospital reporting unit.  The Company used a discounted cash flow technique to determine fair value, which resulted in $3.6 million of goodwill being allocated to the Midland hospital.  The goodwill remaining in the Hospital reporting unit was tested at September 30, 2008, and no goodwill impairment was necessary.

Summarized below are the carrying amounts of the assets and liabilities of the Midland hospital that were sold effective August 30, 2008 (in thousands):
August 30,
2008
Assets:
Property and equipment, net	$18
Goodwill	3,566
Intangible assets, net	2,154
Total assets	$5,738

Liabilities:
Accrued salaries and wages	$7
Total liabilities	$7

The Midland hospital has been classified as a discontinued operation pursuant to the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The operating results for this discontinued operation are shown in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating revenues	$580	$2,259	$3,927	$5,240
Costs and expenses	1,268	2,304	4,995	6,802
Operating loss from discontinued operations	(688)	(45)	(1,068)	(1,562)
Gain on disposal of assets of discontinued operations	321	—	321	—
Income tax benefit	143	17	291	580
Loss from discontinued operations	$(224)	$(28)	$(456)	$(982)

At September 30, 2008, the Company remained a party to an operating lease agreement for the Midland hospital building with a term ending in 2013.  As a result of finding a new tenant, the landlord agreed to terminate the Company’s lease agreement in October 2008.  In connection with exiting the Midland hospital building, the Company incurred a total pre-tax charge of $1.1 million in the third quarter of 2008 to recognize a $0.7 million liability for broker fees and other fees associated with terminating the lease agreement and a $0.4 million loss to write-down the remaining fixed assets to their estimated fair value.  Payments to settle the liability were completed in October 2008.  The $1.1 million charge is included in the $0.3 million net gain on the disposal of the Midland hospital assets.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The Amended and Restated Credit Agreement contains administrative covenants that are ordinary and customary for similar credit facilities.  The credit facility also includes financial covenants, including requirements for us to comply on a consolidated basis with a maximum ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum ratio of total funded debt to EBITDA and a minimum ratio of adjusted EBITDA to fixed charges.  As of September 30, 2008, the Company was in compliance with all debt covenants.

Borrowings under the credit facility bear interest at either the lender’s prime rate or the London Interbank Offered Rate (“LIBOR”), at the Company’s option.  The annual fees and applicable interest rate margins to be charged in connection with the credit facility and the outstanding principal balance are variable based upon the Company’s consolidated leverage ratios.  As of September 30, 2008, the balance outstanding against the revolving credit facility was $52.0 million.  On December 28, 2007, the Company entered into an interest rate swap related to a portion of these borrowings.  The swap effectively fixes the interest rate on $25 million of the borrowings at 4.0% plus applicable margins.  After consideration of the swap, the weighted average interest rate on all borrowings under the credit facility was 4.9% at September 30, 2008.

The interest rate swap agreement expires in December 2009.  The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate (LIBOR).  The fair value of this swap agreement was recorded in the consolidated balance sheets as a liability of $0.2 million and $0.1 million at September 30, 2008 and December 31, 2007, respectively.  The unrealized losses resulting from the change in the fair value of the interest rate swap have been reflected in other comprehensive income.  Over the next 12 months, the Company expects to reclassify approximately $0.2 million of these losses from accumulated other comprehensive income to interest expense as the related interest payments being hedged are made.

As of September 30, 2008, the Company had $7.2 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount the Company may borrow under its line of credit.  As of September 30, 2008, after the consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $87 million.

(11)           Industry Segment Information

The Company operates in the following three business segments, which are managed separately based on fundamental differences in operations: program management services, hospitals and other healthcare services.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and contract therapy programs (which focus primarily on rehabilitation in skilled nursing facilities).  The Company’s hospitals segment owns and operates five inpatient rehabilitation hospitals and five long-term acute care hospitals.  The Company’s other healthcare services segment provides healthcare management consulting services and staffing services for therapists and nurses.  Virtually all of the Company’s services are provided in the United States.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Summarized information about the Company’s operations in each industry segment is as follows (in thousands):

	Three Months Ended,		Nine Months Ended,
Operating Revenues	September 30,		September 30,
	2008	2007	2008	2007
Program management:
Contract therapy	$105,572	$98,274	$316,156	$301,381
Hospital rehabilitation services	41,591	40,286	121,996	125,343
Program management total	147,163	138,560	438,152	426,724
Hospitals	27,513	22,163	82,183	72,209
Other healthcare services	8,374	10,153	30,187	34,526
Less intercompany revenues (1)	(424)	(192)	(1,603)	(660)
Total	$182,626	$170,684	$548,919	$532,799

	Three Months Ended,		Nine Months Ended,
Operating Earnings (Loss)	September 30,		September 30,
	2008	2007	2008	2007
Program management:
Contract therapy	$6,567	$3,155	$15,995	$2,053
Hospital rehabilitation services	6,229	6,309	16,178	16,901
Program management total	12,796	9,464	32,173	18,954
Hospitals	(5,517)	(1,598)	(9,130)	(1,319)
Other healthcare services	(291)	367	263	1,898
Total	$6,988	$8,233	$23,306	$19,533

	Three Months Ended,		Nine Months Ended,
Depreciation and Amortization	September 30,		September 30,
	2008	2007	2008	2007
Program management:
Contract therapy	$1,534	$2,035	$4,808	$6,276
Hospital rehabilitation services	612	931	2,008	3,155
Program management total	2,146	2,966	6,816	9,431
Hospitals	1,317	937	3,694	2,512
Other healthcare services	133	126	395	373
Total	$3,596	$4,029	$10,905	$12,316

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended,		Nine Months Ended,
Capital Expenditures	September 30,		September 30,
	2008	2007	2008	2007
Program management:
Contract therapy	$983	$665	$2,353	$1,837
Hospital rehabilitation services	296	184	654	296
Program management total	1,279	849	3,007	2,133
Hospitals	3,913	1,244	9,627	4,192
Other healthcare services	12	82	55	138
Total	$5,204	$2,175	$12,689	$6,463

	Total Assets		Unamortized Goodwill
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
Program management:
Contract therapy	$175,050	$175,589	$68,459	$68,459
Hospital rehabilitation services	103,907	105,292	39,715	39,715
Program management total	278,957	280,881	108,174	108,174
Hospitals (2)	105,112	93,659	48,035	45,239
Other healthcare services	31,884	34,020	15,104	15,104
Total	$415,953	$408,560	$171,313	$168,517

(1)	Intercompany revenues represent sales of services, at market rates, between the Company’s operating segments.

(2)	Hospital total assets include the carrying value of the Company’s equity investment in HRSC.

(12)           Related Party Transactions

The Company’s hospital rehabilitation services division recognized operating revenues for services provided to HRSC, the Company’s 40% owned equity method investment, of approximately $0.4 million for the nine months ended September 30, 2007.  In March 2007, the Company canceled its existing management services contract with HRSC.

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $132,000 and $142,000 for the three months ended September 30, 2008 and 2007, respectively, and $453,000 and $368,000 for the nine months ended September 30, 2008 and 2007, respectively.  55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short.  The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

(13)           Fair Value Measurements

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

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The following table sets forth the information required by Statement 157 for the Company’s financial assets and financial liabilities which are measured at fair value on a recurring basis.  The Company uses an income approach to value its liability for the outstanding interest rate swap agreement discussed in Note 10.  The fair value of the swap is estimated using a discounted cash flow model that takes into account observable inputs including the contractual terms of the swap and current market information as of the reporting date such as prevailing interest rates.

		Fair Value Measurements at September 30, 2008 Using:
	Carrying value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$2,975	$2,975	$—	$—
Interest rate swap	(225)	—	(225)	—
Total	$2,750	$2,975	$(225)	$—

(14)           Recently Issued Pronouncements

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

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

(15)           Employee Severance Costs

In the third quarter of 2008, the Company eliminated 35 corporate and division support positions in an effort to better align the Company’s support functions and reduce corporate and division overhead.   In connection with these efforts, the Company recognized a pre-tax charge of $1.3 million for employee severance costs including costs incurred under pre-existing severance plans.  This charge is reflected on the corporate and division selling, general and administrative expense lines of the Company’s consolidated statement of earnings for the third quarter of 2008.  The following table provides a roll-forward of the liability for accrued severance costs from July 1, 2008 through September 30, 2008 (amounts in millions):

Employee
Severance
Costs
Balance, July 1, 2008	$—
Accrual for severance costs	1.3
Payments	(0.3)
Balance, September 30, 2008	$1.0

(16)           Impact of Hurricanes

During the month of September 2008, the business activities of certain Company-owned facilities and certain client-owned facilities in Louisiana, Texas and Florida were disrupted as a result of Hurricanes Gustav, Hanna and Ike.  The Company estimates the hurricanes had a negative impact on third quarter consolidated operating earnings of approximately $1.0 million, net of accrued business interruption insurance recoveries recorded during the period of $0.1 million.  These recoveries have been recorded on the operating expense line of the Company’s consolidated statement of earnings.  The Company may recognize additional recoveries after contingencies relating to the insurance claim have been resolved.

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

Results of Operations

We operate in the following three business segments, which are managed separately based on fundamental differences in operations: program management services, hospitals and other healthcare services.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and contract therapy programs (which focus primarily on rehabilitation in skilled nursing facilities).  Our hospitals segment owns and operates five inpatient rehabilitation hospitals and five long-term acute care hospitals (LTACHs).  Our other healthcare services segment provides healthcare management consulting services and staffing services for therapists and nurses.

REHABCARE GROUP, INC.

Selected Operating Statistics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Program Management:
Contract Therapy:
Operating revenues (in thousands)	$105,572	$98,274	$316,156	$301,381
Average number of locations	1,071	1,106	1,062	1,140
Average revenue per location	$98,548	$88,832	$297,600	$264,365

Hospital Rehabilitation Services:
Operating revenues (in thousands)
Inpatient	$30,800	$29,512	$90,439	$92,193
Outpatient	10,791	10,774	31,557	33,150
Total	$41,591	$40,286	$121,996	$125,343

Average number of programs
Inpatient	123	124	121	128
Outpatient	33	35	33	35
Total	156	159	154	163

Average revenue per program
Inpatient	$251,437	$238,227	$745,881	$719,966
Outpatient	329,810	307,848	959,022	936,378
Total	$267,958	$253,564	$791,382	$766,837

Hospitals:
Operating revenues (in thousands)	$27,513	$22,163	$82,183	$72,209
Number of facilities at end of period	10	8	10	8

Other Healthcare Services:
Operating revenues (in thousands)	$8,374	$10,153	$30,187	$34,526

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Operating Revenues

Consolidated operating revenues during the third quarter of 2008 increased by $11.9 million, or 7.0%, to $182.6 million compared to $170.7 million in the third quarter of 2007.  The revenue increase was due to growth in our contract therapy, hospital rehabilitation services and hospital businesses, partially offset by a decrease in revenues in our other healthcare services business.

Contract therapy revenues increased $7.3 million or 7.4% in the third quarter of 2008 compared to the third quarter of 2007.  Effective July 1, 2008, the exception process to the Part B therapy caps lapsed.  However, on July 15, 2008, Congress extended the therapy cap exception process retroactive to July 1, 2008.  Despite the disruption caused by this two week delay, same store revenues grew 11.8% in the third quarter of 2008 primarily due to a 10.0% increase in same store minutes of service.  The same store revenue growth more than offset the impact of a 3.2% decline in the

REHABCARE GROUP, INC.

average number of locations operated in the current quarter.   Higher average daily census and improved productivity contributed to the growth in same store revenues and same store minutes of service.

Hospital rehabilitation services operating revenues increased 3.2% in the third quarter of 2008 compared to the third quarter of 2007 as inpatient revenue increased 4.4% and outpatient revenue increased 0.2%.  The increase in inpatient revenue reflects a 5.5% increase in average revenue per program, partially offset by a 1.1% decline in the average number of units operated.  Same store acute rehabilitation revenues and discharges increased 2.2% and 3.7%, respectively, compared to the third quarter of 2007.  The increase in outpatient revenue reflects a 7.1% increase in average revenue per program, partially offset by a 6.5% decline in the average number of units operated.    Outpatient same store revenues increased by 7.7% in the third quarter of 2008.

Hospital segment revenues were $27.5 million in the third quarter of 2008 compared to $22.2 million in the third quarter of 2007.  The increase in revenues in 2008 reflects the acquisition of The Specialty Hospital in Rome, Georgia effective June 1, 2008 and the operations for our inpatient rehabilitation hospital in Austin, Texas, which received its Medicare provider number in November 2007.  The hospital segment also opened an LTACH in Kansas City, Missouri in April 2008.  This hospital is currently in its length-of-stay demonstration period which means it will be reimbursed at Medicare’s lower inpatient prospective payment system rates for six months, starting on May 6, 2008, the date the hospital received its Medicare provider certification.  After it maintains a Medicare average length-of-stay of 25 days for six months, the hospital will apply to the Centers for Medicare and Medicaid Services (“CMS”) for an LTACH provider number.  Same store revenues increased by $0.3 million or 1.4% in the third quarter of 2008 as compared to the third quarter of 2007.  Same store revenues in the third quarter of 2008 were negatively impacted by a decrease in patient census at a number of hospitals including our Clear Lake, Texas hospital, which was closed for two weeks as a result of Hurricane Ike, and our New Orleans and Lafayette, Louisiana hospitals, whose operations were disrupted by Hurricane Gustav.  Same store revenues in the third quarter of 2007 were negatively impacted by adjustments to contractual discounts of $1.4 million as a result of refinements to our estimates of expected reimbursements on outstanding receivables.

Other healthcare services segment revenues were $8.4 million in the third quarter of 2008 compared to $10.2 million in the third quarter of 2007.  This decline in revenues occurred primarily in our Phase 2 Consulting business, which experienced more difficulty selling new consulting projects in 2008 in part due to the slowdown in our nation’s economy.

Costs and Expenses
	Three Months Ended September 30,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$149,925	82.1%	$138,327	81.0%
Division selling, general and administrative	11,687	6.4	10,761	6.3
Corporate selling, general and administrative	10,430	5.7	9,334	5.5
Depreciation and amortization	3,596	2.0	4,029	2.4
Total costs and expenses	$175,638	96.2%	$162,451	95.2%

Operating expenses as a percentage of revenues increased primarily due to losses realized by our hospital segment.  Hurricanes Gustav, Hanna and Ike had a negative impact on third quarter revenues and operating expenses with an estimated aggregate impact on third quarter operating earnings of approximately $1.0 million.  The increase in

REHABCARE GROUP, INC.

selling, general and administrative expenses reflects the costs of severance benefits incurred in the third quarter of 2008, an increase in share-based compensation and other management incentive costs and an investment in back office resources to support the growth of our hospital segment.  Depreciation and amortization expense decreased primarily due to lower depreciation and amortization associated with software costs and intangible assets which became fully amortized.

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts decreased from $2.1 million in the third quarter of 2007 to $1.4 million in the third quarter of 2008.  This decrease is primarily attributable to our contract therapy business and reflects the results of a concerted focus on collection activities and our efforts over the past two years to improve the quality of the division’s portfolio of accounts receivable.
	Three Months Ended September 30,
	2008		2007
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$86,535	82.0%	$81,713	83.1%
Division selling, general and administrative	5,304	5.0	5,575	5.7
Corporate selling, general and administrative	5,632	5.3	5,796	5.9
Depreciation and amortization	1,534	1.5	2,035	2.1
Total costs and expenses	$99,005	93.8%	$95,119	96.8%
Hospital Rehabilitation Services (HRS):
Operating expenses	$29,302	70.5%	$27,980	69.5%
Division selling, general and administrative	3,419	8.2	3,028	7.5
Corporate selling, general and administrative	2,029	4.9	2,038	5.0
Depreciation and amortization	612	1.4	931	2.3
Total costs and expenses	$35,362	85.0%	$33,977	84.3%
Hospitals:
Operating expenses	$28,095	102.1%	$20,965	94.6%
Division selling, general and administrative	1,284	4.7	747	3.4
Corporate selling, general and administrative	2,334	8.5	1,112	5.0
Depreciation and amortization	1,317	4.8	937	4.2
Total costs and expenses	$33,030	120.1%	$23,761	107.2%
Other Healthcare Services:
Operating expenses	$6,417	76.6%	$7,861	77.4%
Division selling, general and administrative	1,680	20.1	1,411	13.9
Corporate selling, general and administrative	435	5.2	388	3.8
Depreciation and amortization	133	1.6	126	1.3
Total costs and expenses	$8,665	103.5%	$9,786	96.4%

Total contract therapy costs and expenses as a percentage of unit revenue decreased in the third quarter of 2008 compared to the third quarter of 2007 primarily due to an increase in productivity and other operational improvements.  Despite the negative impacts of the lapse in the exceptions process to the Part B therapy caps during the first half of July 2008 and Hurricanes Gustav and Ike, direct operating expenses declined as a percentage of unit revenue reflecting the combined impact of improved therapist productivity throughout the division and reduced bad debt expense.  Division and corporate selling, general and administrative expenses decreased as a percentage of unit

REHABCARE GROUP, INC.

revenue primarily due to continued synergies achieved following the integration of the Symphony business acquired in 2006.  Depreciation and amortization expense decreased primarily because capitalized software assets associated with the Symphony acquisition became fully amortized in the fourth quarter of 2007.  Contract therapy’s operating earnings increased from $3.2 million in the third quarter of 2007 to $6.6 million in the third quarter of 2008.

Total hospital rehabilitation services (“HRS”) costs and expenses increased from the third quarter of 2007 to the third quarter of 2008 primarily due to an increase in direct operating expenses.  Direct operating expenses increased as a percentage of unit revenue reflecting an increase in salaries, wages and overhead costs as a percentage of revenue due in part to general wage inflation and in part to the impact of Hurricanes Gustav and Ike which impacted productivity and had an estimated negative impact on HRS’s third quarter operating earnings of approximately $0.2 million.  Division selling, general and administrative expenses increased primarily as a result of severance costs incurred in the third quarter of 2008.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software which became fully amortized.  Total hospital rehabilitation services operating earnings decreased by $0.1 million from $6.3 million in the third quarter of 2007 to $6.2 million in the third quarter of 2008.

Total hospital segment costs and expenses increased from the prior year quarter.  Operating expenses increased as a percentage of unit revenue in the third quarter of 2008 primarily due to increased start-up losses and a decline in earnings from our mature hospitals, including a significant decrease in earnings realized by our Clear Lake, Texas hospital mainly as a result of Hurricane Ike.  We estimate Hurricanes Ike and Gustav had a combined negative impact on the operating earnings of the hospital segment of $0.6 million.  Our hospital segment incurred start-up losses of $1.9 million and $0.7 million during the quarters ended September 30, 2008 and 2007, respectively.  The 2008 start-up losses relate primarily to the development of an LTACH in Kansas City.  Selling, general and administrative expenses increased from the prior year quarter reflecting the reallocation of certain resources from our other divisions and an investment in back office resources to support start-up activities in 2008 and the additional growth in the business expected in 2009.  Depreciation and amortization expense increased from the third quarter of 2007 to the third quarter of 2008 primarily due to depreciation and amortization associated with our newest facilities.  As a result of these factors, the hospitals segment incurred operating losses of $5.5 million in the third quarter of 2008 and $1.6 million in the third quarter of 2007.

The other healthcare services segment generated an operating loss of $0.3 million in the third quarter of 2008 compared to operating earnings of $0.4 million in the third quarter of 2007.  The decrease in operating earnings is mainly attributable to our Phase 2 Consulting business, which experienced more difficulty selling new consulting projects in 2008 in part due to the slowdown in our nation’s economy.

Non-Operating Items

Interest expense decreased from $2.1 million in the third quarter of 2007 to $0.8 million in the third quarter of 2008 primarily due to both a reduction in interest rates and a reduction in borrowings against our revolving credit facility.  The balance outstanding on the revolving credit facility was $52.0 million and $94.6 million at September 30, 2008 and 2007, respectively.  Interest expense also includes interest on subordinated promissory notes issued as partial consideration for various acquisitions completed over the last three years, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit.

Minority interests in net losses of consolidated affiliates increased to $0.6 million in the third quarter of 2008 from $0.1 million in the third quarter of 2007.  This increase is primarily due to the recognition of the noncontrolling interests’ share of the losses incurred by our LTACH in Kansas City.

REHABCARE GROUP, INC.

Earnings from continuing operations before income taxes increased to $6.9 million in the third quarter of 2008 from $6.4 million in the third quarter of 2007.  The provision for income taxes was $2.7 million in the third quarter of 2008 compared to $2.5 million in the third quarter of 2007, reflecting effective income tax rates of 39.0% and 38.7%, respectively.

The Company incurred losses from discontinued operations, net of tax, of $0.2 million in the quarter ended September 30, 2008.  Such losses relate to the operations of RehabCare Rehabilitation Hospital – Permian Basin, a 38-bed inpatient rehabilitation hospital located in Midland, Texas (the “Midland hospital”) partially offset by a net gain of $0.3 million recognized on the sale of that hospital effective August 30, 2008.

Net earnings were $4.0 million in the third quarter of 2008 compared to $3.9 million in the third quarter of 2007.  Diluted earnings per share were $0.22 in both the third quarter of 2008 and the third quarter of 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Operating Revenues

Consolidated operating revenues during the first nine months of 2008 increased by $16.1 million, or 3.0%, to $548.9 million compared to $532.8 million in the first nine months of 2007.  The revenue increase was primarily due to growth in our contract therapy and hospital businesses, partially offset by a decrease in revenues in our hospital rehabilitation and other healthcare services businesses.

Contract therapy revenues increased $14.8 million or 4.9% in the first nine months of 2008 compared to the first nine months of 2007.  Same store revenues grew 11.8% reflecting a 10.2% increase in same store minutes of service.  The same store revenue growth more than offset the impact of a 6.8% decline in the average number of locations operated in the first nine months of 2008.   Higher average daily census and improved productivity contributed to the growth in same store revenues and same store minutes of service.

Hospital rehabilitation services operating revenues declined 2.7% in the first nine months of 2008 compared to the first nine months of 2007 as inpatient revenue declined 1.9% and outpatient revenue declined 4.8%.  The decline in inpatient revenue reflects a 5.3% decline in the average number of units operated, partially offset by a 3.6% increase in average revenue per program.  Same store acute rehabilitation discharges increased 1.4% in the first nine months of 2008 as the division’s units were able to increase patient volumes in 2008 following the December 2007 freeze in the 75% Rule’s compliance threshold at 60%.  The decline in outpatient revenue reflects a 7.0% decline in the average number of units operated, partially offset by a 4.6% increase in outpatient same store revenues.

Hospital segment revenues were $82.2 million in the first nine months of 2008 compared to $72.2 million in the first nine months of 2007.  The increase in revenues in 2008 reflects the acquisition of The Specialty Hospital in Rome, Georgia effective June 1, 2008 and the operations of our inpatient rehabilitation hospital in Austin, Texas, which received its Medicare provider number in November 2007.  The increase in revenues also reflects same store revenue growth of $0.8 million or 1.1% in the first nine months of 2008.  Our inpatient rehabilitation hospital in Amarillo, Texas, which was in its ramp-up phase in the first quarter of 2007, contributed $1.3 million to the same store revenue growth.  We define the ramp-up phase as the period during which a recently opened hospital builds its patient census following the receipt of its Medicare provider number.

Other healthcare services segment revenues were $30.2 million in the first nine months of 2008 compared to $34.5 million in the first nine months of 2007.  This decline in revenues occurred primarily in our Phase 2 Consulting business, which experienced more difficulty selling new contracts in 2008 in part due to the slowdown in our nation’s economy.

REHABCARE GROUP, INC.

Costs and Expenses
	Nine Months Ended September 30,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$446,484	81.3%	$431,980	81.1%
Division selling, general and administrative	35,792	6.6	34,170	6.4
Corporate selling, general and administrative	32,432	5.9	29,894	5.6
Impairment of intangible asset	—	—	4,906	0.9
Depreciation and amortization	10,905	2.0	12,316	2.3
Total costs and expenses	$525,613	95.8%	$513,266	96.3%

Operating expenses increased slightly as a percentage of revenues as a decline in earnings realized by our hospital segment was mostly offset by improved operating performance from our contract therapy division.  Both events are discussed further below.  The increase in selling, general and administrative expenses reflects the costs of severance benefits incurred in the third quarter of 2008, an increase in share-based compensation and other management incentive costs and an investment in back office resources to support the current year and expected future growth of our hospital segment.  These cost increases were partially offset by the cost savings achieved from closing Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007.  The hospital segment incurred a $4.9 million impairment charge in the first nine months of 2007 as discussed in more detail below.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software and intangible assets which became fully amortized.

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts decreased from $6.8 million in the first nine months of 2007 to $6.0 million in the first nine months of 2008.  This decrease is primarily attributable to our contract therapy business reflecting the results of a concerted focus on collection activities and our efforts over the past two years to improve the quality of the division’s portfolio of accounts receivable.

REHABCARE GROUP, INC.

	Nine Months Ended September 30,
	2008		2007
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$260,752	82.5%	$256,151	85.0%
Division selling, general and administrative	17,275	5.4	17,630	5.8
Corporate selling, general and administrative	17,326	5.5	19,271	6.4
Depreciation and amortization	4,808	1.5	6,276	2.1
Total costs and expenses	$300,161	94.9%	$299,328	99.3%
Hospital Rehabilitation Services (HRS):
Operating expenses	$86,797	71.1%	$88,812	70.9%
Division selling, general and administrative	10,445	8.6	10,443	8.3
Corporate selling, general and administrative	6,568	5.4	6,032	4.8
Depreciation and amortization	2,008	1.6	3,155	2.5
Total costs and expenses	$105,818	86.7%	$108,442	86.5%
Hospitals:
Operating expenses	$77,032	93.7%	$60,828	84.2%
Division selling, general and administrative	3,467	4.2	1,946	2.7
Corporate selling, general and administrative	7,120	8.7	3,336	4.6
Impairment of intangible asset	—	—	4,906	6.8
Depreciation and amortization	3,694	4.5	2,512	3.5
Total costs and expenses	$91,313	111.1%	$73,528	101.8%
Other Healthcare Services:
Operating expenses	$23,506	77.9%	$26,849	77.8%
Division selling, general and administrative	4,605	15.2	4,151	12.0
Corporate selling, general and administrative	1,418	4.7	1,255	3.6
Depreciation and amortization	395	1.3	373	1.1
Total costs and expenses	$29,924	99.1%	$32,628	94.5%

Total contract therapy costs and expenses as a percentage of unit revenue decreased in the first nine months of 2008 compared to the first nine months of 2007 primarily due to operational efficiencies and cost savings achieved from completing the integration of Symphony and closing Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007.  Direct operating expenses declined as a percentage of unit revenue reflecting the combined impact of continued efficiencies realized from the integration of the former RehabWorks’ units and improved therapist productivity throughout the division.  Labor and benefit costs per minute of service declined by 1.0% from the first nine months of 2007 to the first nine months of 2008 as therapist productivity improvements during 2008 more than offset the impact of wage rate increases.  Division and corporate selling, general and administrative expenses decreased as a percentage of unit revenue primarily due to synergies achieved from the integration of the Symphony business.  Depreciation and amortization expense decreased primarily because capitalized software assets associated with the Symphony acquisition became fully amortized in the fourth quarter of 2007.  Contract therapy’s operating earnings were $16.0 million in the first nine months of 2008 compared to $2.1 million in the first nine months of 2007.

Total hospital rehabilitation services costs and expenses declined from the first nine months of 2007 to the first nine months of 2008 primarily due to a decline in direct operating expenses.  Direct operating expenses declined

REHABCARE GROUP, INC.

as average units in operation fell from 163 to 154.  Corporate selling, general and administrative expenses increased reflecting the costs of severance benefits incurred in 2008 and increases in share-based compensation expense and other management incentive costs.  Depreciation and amortization expense decreased primarily due to lower depreciation and amortization associated with capitalized software and other fixed assets which became fully depreciated.  Total hospital rehabilitation services operating earnings decreased from $16.9 million in the first nine months of 2007 to $16.2 million in the first nine months of 2008.

Total hospital segment costs and expenses increased as a percentage of unit revenue in the first nine months of 2008 despite the recognition of a $4.9 million impairment loss in the first nine months of 2007.  This impairment loss reduced the carrying value of an intangible asset to its revised estimate of fair value based on the impact of a change in LTACH regulations issued by CMS on May 1, 2007.  Operating expenses increased as a percentage of unit revenue in the first nine months of 2008 primarily due to increased start-up losses and a decline in earnings from our mature hospitals, including one hospital that was significantly impacted by Hurricane Ike.  The division incurred start-up losses of $3.5 million during the nine months ended September 30, 2008 primarily related to the development of an LTACH in Kansas City.  Start-up losses were $0.8 million during the nine months ended September 30, 2007.  Selling, general and administrative expenses increased from the prior year period reflecting the reallocation of certain resources from our other divisions and an investment in back office resources to support the growth in the business expected in 2009.  Depreciation and amortization expense increased from the first nine months of 2007 to the first nine months of 2008 primarily due to depreciation and amortization associated with our newest facilities.  As a result of these factors, the hospitals segment incurred operating losses of $9.1 million in the first nine months of 2008 and $1.3 million in the first nine months of 2007.

The other healthcare services segment generated operating earnings of $0.3 million and $1.9 million in the nine months ended September 30, 2008 and 2007, respectively.  The decrease in operating earnings is mainly attributable to our Phase 2 Consulting business.

Non-Operating Items

Interest income decreased by $0.7 million from the first nine months of 2007 to the first nine months of 2008 primarily due to the recognition of $0.7 million of interest income in the second quarter of 2007 related to a federal income tax refund claim.

Interest expense decreased from $6.7 million in the first nine months of 2007 to $3.2 million in the first nine months of 2008 primarily due to both a reduction in interest rates and a reduction in borrowings against our revolving credit facility.  The balance outstanding on the revolving credit facility was $52.0 million and $94.6 million at September 30, 2008 and 2007, respectively.  Interest expense also includes interest on subordinated promissory notes issued as partial consideration for various acquisitions completed over the last three years, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit.

Minority interests in net losses of consolidated affiliates increased to $1.3 million in the first nine months of 2008 from $0.2 in the first nine months of 2007.  This increase is primarily due to the recognition of the noncontrolling interests’ share of the losses incurred by our LTACH in Kansas City.

Earnings from continuing operations before income taxes increased to $22.1 million in the first nine months of 2008 from $13.9 million in the first nine months of 2007.  The provision for income taxes was $8.6 million in the first nine months of 2008 compared to $5.4 million in the first nine months of 2007, reflecting effective income tax rates of 39.0% and 38.7%, respectively.

REHABCARE GROUP, INC.

The Company incurred losses from discontinued operations, net of tax, of $0.5 million and $1.0 million during the nine months ended September 30, 2008 and 2007, respectively.  Such losses relate entirely to the operations and sale of the Midland hospital.

Net earnings were $13.0 million in the first nine months of 2008 compared to $7.6 million in the first nine months of 2007.  Diluted earnings per share were $0.73 in the first nine months of 2008 compared to $0.43 in the first nine months of 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had $12.4 million in cash and cash equivalents, and a current ratio (the amount of current assets divided by current liabilities) of approximately 1.8 to 1.  Working capital decreased by $1.6 million to $78.7 million at September 30, 2008 as compared to $80.3 million at December 31, 2007.  Net accounts receivable were $139.3 million at September 30, 2008 as compared to $135.2 million at December 31, 2007.  The number of days sales outstanding (DSO) in net receivables was 70.1 and 71.8 at September 30, 2008 and December 31, 2007, respectively.   A year ago, DSO in net receivables was 78.4 days.  The increase in accounts receivable is primarily due to the increase in revenues in 2008.   The improvement in DSO occurred primarily in our contract therapy division.

We generated cash from operations of $32.0 million and $30.9 million in the nine months ended September 30, 2008 and 2007, respectively.  Capital expenditures were $12.7 million and $6.5 million in the nine months ended September 30, 2008 and 2007, respectively.  Our capital expenditures primarily relate to the construction of new hospitals, investments in information technology systems, equipment additions and replacements and various other capital improvements.  The Company expects total capital expenditures in 2008 to approximate $18 million to $20 million.  Actual amounts spent will be dependent upon the timing of individual projects.  Over the next few years, we plan to continue to invest significantly in information technology systems and the development and renovation of hospitals.

The Company has historically financed its operations with funds generated from operating activities and borrowings under credit facilities and long-term debt instruments.  We believe our cash on hand, cash generated from operations and availability under our credit facility will be sufficient to meet our future working capital, capital expenditures, internal and external business expansion, and debt service requirements.  We have a $175 million, five-year revolving credit facility, dated June 16, 2006, with $52.0 million outstanding as of September 30, 2008 at a weighted-average interest rate of approximately 4.9%.  The revolving credit facility is expandable to $225 million, subject to the approval of the lending group and subject to our continued compliance with the terms of the credit agreement.  As of September 30, 2008, we had $7.2 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount we may borrow under the revolving credit facility.  As of September 30, 2008, after consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $87 million.

Regulatory and Legislative Update

On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 became law.  Among other things, the bill extended the therapy cap exception process from July 1, 2008 through December 31, 2009. The therapy caps are $1,810 for occupational therapy, and an annual combined cap of $1,810 for physical and speech therapy.  Most of our Medicare Part B patients qualify for an automatic exception to these caps due to their clinical complexities.  Uncertainties surrounding the therapy cap exception process during the first two weeks of July caused some disruption to the contract therapy division’s operating performance in the third quarter of 2008; however, this disruption was brief and not significant overall.

REHABCARE GROUP, INC.

To participate in Medicare, inpatient rehabilitation facilities (such as those operated in our hospital division) and acute rehabilitation units (such as those managed within our HRS division) must satisfy what was previously known as the 75% Rule and is now known as the 60% Rule.  The 2007 Medicare, Medicaid and SCHIP Extension Act (“the SCHIP Extension Act”) permanently set the compliance threshold at 60%.  The rule requires that 60% of patients fall within thirteen specific diagnostic categories. We continue to monitor the regulatory environment for any new rules that could affect this statute.

The SCHIP Extension Act also established a three-year moratorium on the establishment or classification of any new LTACH facilities, any satellite facilities and increases in bed capacity at existing LTACHs.  On May 21, 2008, CMS issued an interim final rule outlining criteria for an exemption from the three-year moratorium as well as for exceptions to this rule.  Due to uncertainty surrounding this exemption, our joint venture with The Reading Hospital has canceled its plans to build an LTACH in Reading.  We continue to serve this hospital through our HRS division.

On August 1, 2008, CMS issued final payment rules for skilled nursing facilities (“SNFs”) and inpatient rehabilitation facilities (“IRFs”) for reporting year 2009.  The rules include a 3.4% market basket increase for SNFs and no market basket change for IRFs.  While we believe the SNF rule will have a favorable impact on our contract therapy division, we believe the IRF rule will have an insignificant impact on our HRS and hospital businesses.

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

The Medicare Modernization Act of 2003 directed CMS to create a program using independent recovery audit contractors to collect improper Medicare overpayments.  The recovery audit contractor (“RAC”) program began with a demonstration pilot in three states and is scheduled to be expanded to all 50 states by 2010.  On October 6, 2008, CMS awarded contracts to four permanent RACs to begin later this year. We will continue to challenge and appeal any claims that we believe have been inappropriately denied.

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

REHABCARE GROUP, INC.

of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our significant accounting policies, including the use of estimates, were presented in the notes to consolidated financial statements included in our 2007 Annual Report on Form 10-K, filed on March 11, 2008.

Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties.  Our most critical accounting policies pertain to allowance for doubtful accounts, contractual allowances, goodwill and other intangible assets, impairment of long-lived assets, health, workers compensation and professional liability insurance accruals and accounting for investments in unconsolidated affiliates.  Each of these critical accounting policies was discussed in our 2007 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of “Item 7.  – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There were no significant changes in the application of critical accounting policies during the first nine months of 2008.

Item 3. – Quantitative and Qualitative Disclosures About Market Risks

The Company’s primary market risk exposure consists of changes in interest rates on certain borrowings that bear interest at floating rates.  Borrowings under our credit facility bear interest at the lender’s prime rate and the London Interbank Offered Rate (“LIBOR”), at our option, with applicable margins varying based upon our consolidated total leverage ratio.  Our LIBOR contracts can vary in length from 30 to 180 days.  As of September 30, 2008, the balance outstanding against the revolving credit facility was $52.0 million.  On December 28, 2007, the Company entered into an interest rate swap agreement that effectively fixed the interest rate at 4.0% plus applicable margins on $25 million of the borrowings under our credit facility for a two-year period.

After consideration of the swap contract mentioned above, as of September 30, 2008, we had $27.0 million of variable rate debt outstanding under the credit facility at a weighted-average variable interest rate of approximately 4.8%.  Adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed.  Based on the variable rate debt outstanding under the credit facility at September 30, 2008, a 100 basis point increase in the LIBOR rate would result in additional interest expense of approximately $0.3 million on an annualized basis.

Item 4. – Controls and Procedures

As of September 30, 2008, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and  15d-14(c) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. – Legal Proceedings

At the current time, we are not a party to any pending legal proceedings which we believe are material.

REHABCARE GROUP, INC.

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

Item 1A. – Risk Factors

For information regarding risk factors, please refer to the Company’s 2007 Annual Report on Form 10-K.  There were no material changes in the Company’s risk factors in the first nine months of 2008.

Item 6. - Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REHABCARE GROUP, INC.

November 4, 2008

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