Form 10-K
period 2008-12-31
REHABCARE GROUP INC
filed 2009-03-10
CIK 812191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 for the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer     ☐                                                                     Accelerated filer      ☒
Non-accelerated filer       ☐                                                                   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2008 was approximately $284 million based on the closing price of the stock on that day.   At February 28, 2009, the registrant had 18,398,380 shares of Common Stock outstanding, including unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2009 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report.

PART I

ITEM 1.    BUSINESS

The terms “RehabCare,” “our company,” “we” and “our” as used herein refer to RehabCare Group, Inc. and its subsidiaries.

Overview of Our Company

RehabCare Group, Inc., a Delaware corporation, headquartered in St. Louis, Missouri, is a leading provider of rehabilitation program management services in more than 1,200 hospitals, skilled nursing facilities, outpatient facilities and other long-term care facilities located in 43 states. In partnership with healthcare providers, we provide post-acute program management, medical direction, physical therapy rehabilitation, quality assurance, compliance review, specialty programs and census development services.  We also own and operate five long-term acute care hospitals (“LTACHs”) and six rehabilitation hospitals, and we provide other healthcare services, including healthcare management consulting services and staffing services for therapists and nurses.

Established in 1982, we have more than 25 years of experience helping healthcare providers grow and become more efficient while effectively and compassionately delivering rehabilitation services to patients. We believe our clients place a high value on our extensive experience in assisting them to implement clinical best practices, to address competition for patient services, and to navigate the complexities inherent in managed care contracting and government reimbursement systems. Over the years, we have diversified our program management services to include management services for inpatient rehabilitation facilities within hospitals, skilled nursing units, outpatient rehabilitation programs, home health, and skilled nursing, long-term care and assisted living facilities. Within the long-term acute care and rehabilitation hospitals we operate, we provide total medical care to patients with medically complex diagnoses and to patients in need of rehabilitation.

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

In 2008, we acquired a controlling interest in an LTACH in Rome, Georgia and opened two majority owned hospitals - an LTACH in Kansas City, Missouri and a rehabilitation hospital in St. Louis, Missouri and discontinued operating a rehabilitation hospital in Midland, Texas.  The net affect of these activities expanded the number of hospitals we own and operate to eleven.  We plan to continue investing in new hospitals.

For the year ended December 31, 2008, we had consolidated operating revenues of $743.1 million, operating earnings of $32.7 million, net earnings of $18.7 million and diluted earnings per share of $1.05.

Industry Overview

As a provider of program management services and an operator of hospitals, our revenues and growth are affected by trends and developments in healthcare spending. According to the Centers for Medicare and Medicaid Services (“CMS”), total healthcare expenditures in the United States grew by 6.1% to approximately $2.2 trillion in 2007 or 16.2% of the United States gross domestic product.

CMS further projects that total healthcare spending in the United States will continue to grow an average of 6.2% annually from 2008 through 2018.  According to these estimates, healthcare expenditures will account for approximately $4.4 trillion, or 20.3%, of the United States gross domestic product by 2018.

Demographic considerations affect long-term growth projections for healthcare spending. While we deliver therapy to adults of all ages, most of our services are delivered to persons 65 and older. According to the U.S. Census Bureau’s latest projections, there are approximately 40 million U.S. residents aged 65 or older, comprising approximately 13.0% of the total United States population.  The number of U.S. residents aged 65 or older is expected to climb to approximately 55 million by 2020 and to approximately 72 million by 2030.  By 2040, the number of U.S. residents 65 and older is estimated to reach approximately 81 million, or 20.0%, of the total population.  Due to the increasing life expectancy of U.S. residents, the number of people aged 85 years or older is also expected to increase from 5.8 million in 2010 to 14.2 million in 2040.

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

There are approximately 5,000 general acute-care hospitals in the United States, including an estimated 1,000 hospitals with inpatient acute rehabilitation units (“ARUs”).  We currently provide acute rehabilitation program management services to 113 hospitals that operate inpatient acute rehabilitation units.

There are approximately 15,800 Medicare-certified skilled nursing facilities in the United States, including an estimated 5,000 facilities that are the most likely prospects for our contract therapy services.  We currently provide services to 1,068 of those facilities.  In addition to skilled nursing facilities, we have expanded our service offerings to deliver therapy management services in additional settings such as long-term care, home health, assisted living facilities and continuing care retirement communities.

Overview of Our Business Units

We currently operate in three business segments:  program management services, which consists of two business units — hospital rehabilitation services and contract therapy; hospitals; and other healthcare services.  The following table describes the services we offer within each segment.

Business Segments	Description of Service	Benefits to Client
Program Management Services:
Hospital Rehabilitation Services:
Inpatient Acute Rehabilitation Units: Skilled Nursing Units (Subacute Rehabilitation):	High acuity rehabilitation for conditions such as stroke, orthopedic conditions and head injuries. Lower acuity rehabilitation for conditions such as stroke, cancer, heart failure, burns and wounds.

Affords the client opportunities to retain and expand market share in the post-acute market by offering specialized clinical rehabilitation services to patients who might otherwise be discharged to a setting outside the client’s facility.

Outpatient	Outpatient therapy programs for hospital-based and satellite programs (primarily sports and work-related injuries).	Helps bring patients into the client’s facility by providing specialized clinical programs and helps the client compete with freestanding clinics.

Contract Therapy	Rehabilitation services in freestanding skilled nursing, long-term care and assisted living facilities for neurological, orthopedic and other medical conditions.	Affords the client the ability to fulfill the continuing need for therapists on a full-time or part-time basis. Offers the client a better opportunity to improve the quality of their programs.

Hospitals:
Rehabilitation Hospitals	Provide intense interdisciplinary rehabilitation services to patients on an inpatient and outpatient basis.
Long-term Acute Care Hospitals (LTACHs)	Provide high-level therapeutic and clinical care to patients with medically complex diagnoses requiring a longer length of stay than 25 days.
Other Healthcare Services	Healthcare management consulting services and therapist and nurse staffing services for healthcare providers.	Provides management advisory services and solutions to healthcare providers.

Financial information about each of our business segments is contained in Note 19, “Industry Segment Information,” to our consolidated financial statements.

The following table summarizes, by geographic region in the United States, our program management and hospital locations as of December 31, 2008.

	Acute
	Rehabilitation/
	Skilled	Outpatient	Contract
	Nursing	Therapy	Therapy
Geographic Region	Units	Programs	Programs	Hospitals
Mountain Region	2/1	1	63	0
North Central Region	32/1	9	297	0
Northeast Region	17/1	8	107	0
South Central Region	37/0	9	422	9
Southeast Region	16/2	7	144	2
Western Region	9/4	1	35	0
Total	113/9	35	1,068	11

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

Our program management services segment consists of two business units — hospital rehabilitation services (which includes inpatient acute and subacute rehabilitation programs and outpatient therapy programs) and contract therapy (which focuses primarily on rehabilitation in skilled nursing facilities).

Inpatient

We have developed an effective business model in the prospective payment environment, and we are instrumental in helping our clients achieve favorable outcomes in their inpatient rehabilitation settings.

Acute Rehabilitation. Since 1982, our inpatient division has been a leader in operating acute rehabilitation units (“ARUs”) in acute-care hospitals on a contract basis. As of December 31, 2008, we managed inpatient acute rehabilitation units in 113 hospitals for patients with various diagnoses including stroke, orthopedic conditions, arthritis, spinal cord and traumatic brain injuries.

We establish acute rehabilitation units in hospitals that have vacant space and unmet rehabilitation needs in their markets. We also work with hospitals that currently operate acute rehabilitation units to determine the projected level of cost savings we can deliver to them by implementing our scheduling, clinical protocol and outcome systems, as well as through productivity training for existing staff. In the case of hospitals that do not operate acute rehabilitation units, we review their historical and existing hospital population, as well as the demographics of the geographic region, to determine the optimal size of the proposed acute rehabilitation unit and the potential of the new unit under our management to attract patients and generate revenues sufficient to cover anticipated expenses.

In the inpatient division, our relationships with hospitals are in the form of contracts for management services averaging about three years in duration.  We are generally paid by our clients on the basis of a negotiated fee per month or fee per discharge.

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

Subacute Rehabilitation. In 1994, the inpatient division added a skilled nursing service line in response to client requests for management services and our strategic decision to broaden our inpatient services.  As of December 31, 2008, we managed nine inpatient skilled nursing units. The hospital-based skilled nursing unit enables patients to remain in a hospital setting where emergency needs can be met quickly as opposed to being sent to a freestanding skilled nursing facility. These types of units are located within the acute-care hospital and are separately licensed.

We are paid by our skilled nursing clients either based on a flat monthly fee or a negotiated fee per patient day pursuant to contracts that are typically for terms of three to five years. The hospital benefits by retaining patients who otherwise would be discharged to another setting, capturing additional revenue and utilizing idle space. A skilled nursing unit treats patients who require less intensive levels of rehabilitative care.  Patients’ diagnoses typically require long-term care and cover approximately 60 clinical conditions, including stroke, post-surgical conditions, pulmonary disease, cancer, congestive heart failure, burns and wounds.

Outpatient

In 1993, we began managing outpatient therapy programs that provide therapy services to patients with work-related and sports-related illnesses and injuries. As of December 31, 2008, we managed 35 hospital-based and satellite outpatient therapy programs. An outpatient therapy program complements the hospital’s occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation facilities and medical/surgical beds. An outpatient therapy program also attracts patients into the hospital and is operated either on the client hospital’s campus or in satellite locations controlled by the hospital.

We believe our management of outpatient therapy programs delivers increased productivity through our scheduling, clinical protocol and outcome systems, as well as through productivity training for existing staff. We also provide our clients with expertise in compliance and quality assurance. Typically, the program is staffed with a facility director, four to six therapists, and two to four administrative and clerical staff. We are typically paid by our clients on the basis of a negotiated fee per unit of service.

Contract Therapy

In 1997, we added therapy management for freestanding skilled nursing facilities to our service offerings. This program affords the client the opportunity to fulfill its continuing need for therapists on a full-time or part-time basis without the need to hire and retain full-time staff. As of December 31, 2008, we managed 1,068 contract therapy programs.

Our typical contract therapy client has a 120 bed skilled nursing facility. We manage therapy services, including physical and occupational therapy and speech/language pathology for the skilled nursing facility and in other settings that provide services to the senior population. Our broad base of staffing service offerings — full-time and part-time — can be adjusted at each location according to the facility’s and its patients’ needs.  We also provide our clients improved scheduling, clinical protocols, patient outcomes, compliance with Medicare requirements and therapist productivity through the use of handheld point of service devices by our therapists.

We are generally paid by our clients on the basis of a negotiated patient per diem rate or a negotiated fee schedule based on the type of service rendered. Typically, our contract therapy programs are led by a full-time program director who is also a therapist, and two to four full-time professionals trained in physical, occupational or speech/language therapy.

Hospitals

We entered the rehabilitation and long-term acute care hospital market in 2005 when we acquired substantially all of the operating assets of MeadowBrook Healthcare, Inc. (“MeadowBrook”), an operator of two rehabilitation hospitals and two LTACHs.  These facilities treat patients who require intensive inpatient rehabilitative care and patients with medically complex diagnoses.  Patient care is provided by nursing and therapy staff as directed by a physician order.  As of December 31, 2008, we operated six rehabilitation hospitals and five LTACHs.  We are the sole owner of seven of these hospitals. We retain a 51% to 80% ownership in the remaining four jointly owned hospitals.  Our hospitals are located in Texas, Oklahoma, Louisiana, Florida, Georgia and Missouri.  With the exception of our inpatient rehabilitation hospital in St. Louis, Missouri, which owns its hospital building, all of these facilities are located in property leased by us under long-term operating leases.  Our facilities range in size from 20 to 70 licensed beds.  We also own a 40% equity interest in a freestanding rehabilitation hospital in Kokomo, Indiana.

Our rehabilitation hospitals provide services to patients who require intensive inpatient rehabilitative care. Inpatient rehabilitation patients typically experience significant physical disabilities due to various conditions, such as head injury, spinal cord injury, stroke, certain orthopedic problems, and neuromuscular disease. Our rehabilitation hospitals provide the medical, nursing, therapy, and ancillary services required to comply with local, state, and federal regulations, as well as accreditation standards of the Joint Commission on Accreditation of Healthcare Organizations (JCAHO). The outpatient services offered by our hospital division assist us in managing patients through their post-acute continuum of care.  The majority of our inpatient rehabilitation facility patients are covered by Medicare.

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

The clinical services we provide in LTACHs include: nursing care, rehabilitation therapies, pulmonology, respiratory care, cardiac and hemodynamic monitoring, ventilator weaning, dialysis services, IV antibiotic therapy, total parenteral nutrition, wound care, vacuum assisted closure, pain management and diabetes management.  The majority of our LTACH patients are covered by Medicare.

In the hospital segment, we are developing joint venture relationships with acute care hospitals whereby the joint venture owns and/or operates the rehabilitation or LTACH facility, and we provide management services to the facility, which include billing, collection, and other facility management services.  This joint venture management business model provides the potential for additional profitability and significantly longer partnerships, but requires additional capital compared to our traditional contract management business.

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

Competition

Competition in our program management business is highly fragmented and intense.  We compete with large national companies and smaller regional companies that offer one or more of the same services. The fundamental challenge in this line of business is convincing our potential clients, primarily hospitals and skilled nursing facilities, that we can provide quality rehabilitation services more efficiently than they can themselves. Among our principal competitive advantages are our scale, reputation for quality, cost effectiveness, proprietary outcomes management system, innovation, price and technology systems.

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

Government Regulation

Overview.  The healthcare industry is required to comply with many federal, state and local laws and is subject to regulation by a number of federal, state and local governmental agencies, including those that administer the Medicare and Medicaid programs, those responsible for the licensure of healthcare providers and facilities, and those responsible for administering and approving health facility construction, new services and equipment purchasing. The healthcare industry is also affected by federal, state and local policies developed to regulate the manner in which healthcare is provided, administered and paid for nationally and locally.

Regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation.  As a result, the healthcare industry is exposed to legislative and regulatory changes; reductions and limitations in healthcare spending by government agencies; and changes in employer healthcare policies. Moreover, our business is impacted not only by those regulations that are directly applicable to our hospitals, but also by those regulations that are applicable to our clients’ facilities.

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

To qualify for the PPS for IRFs, operators must satisfy what was previously known as the 75% Rule and is now known as the 60% Rule.  The 2007 Medicare, Medicaid and SCHIP Extension Act (“the 2007 SCHIP Extension Act”), enacted in December 2007, permanently set the compliance threshold at 60%.  The rule requires that 60% of patients fall within thirteen specific diagnostic categories. We continue to monitor the regulatory environment for any new rules that could affect this statute.

The Medicare program is administered by contractors and fiscal intermediaries. Under the authority granted by CMS, certain fiscal intermediaries have issued local coverage determinations that are intended to clarify the clinical criteria under which Medicare reimbursement is available. Certain local coverage determinations attempt to require evidence of a greater level of medical necessity for inpatient rehabilitation facility patients.  Those local coverage determinations have been used by fiscal intermediaries to deny admission or reimbursement for some patients in our hospital rehabilitation services and hospital divisions.  Where appropriate, we and our clients appeal such denials and many times are successful in overturning the original decision of the fiscal intermediary.

The Medicare Modernization Act of 2003 directed CMS to create a program using independent recovery audit contractors (“RACs”) to collect improper Medicare overpayments.  The RAC program, which began with a demonstration pilot in three states and is scheduled to be expanded to all 50 states by 2010, has been very controversial because the RACs are paid a percentage of claims that are ultimately disallowed.  On October 6, 2008, CMS awarded contracts to four permanent RACs to begin in March 2009. We will continue to challenge and appeal any claims that we believe have been inappropriately denied.

Medicare reimbursement for outpatient rehabilitation services is based on the lesser of the provider’s actual charge for such services or the applicable Medicare physician fee schedule amount established by CMS. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a skilled nursing facility, an assisted living facility, a physician’s office, or the office of a therapist in private practice.  The physician fee schedule is subject to change from year to year.  The Medicare Improvements for Patients and Providers Act of 2008 provided a 0.5% increase in the fee schedule for 2008 and an additional 1.1% increase beginning January 1, 2009.

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

LTACHs are currently reimbursed under a prospective payment system (“LTACH-PPS”) pursuant to which Medicare classifies patients into distinct diagnostic related groups based upon specific clinical characteristics and expected resource needs.  The 2007 SCHIP Extension Act provided regulatory relief for a three year period to LTACHs to ensure continued access to current long-term acute care hospital services.  Specifically, the legislation froze the market basket update for Medicare payment rates for LTACHs through June 2008 and prevented CMS from implementing a new payment provision for short stay outlier cases.  Additionally, the 2007 SCHIP Extension Act provided that the 25% Rule will not be applied to freestanding LTACHs and grandfathered LTACHs such as the one we operate in New Orleans through at least December 31, 2010.

The 2007 SCHIP Extension Act also established a three-year moratorium, which is scheduled to end on December 31, 2010, on the establishment or classification of any new LTACH facilities, any satellite facilities and increases in bed capacity at existing LTACHs.  On May 21, 2008, CMS issued an interim final rule outlining criteria for an exemption from the three-year moratorium as well as for exceptions to this rule.  Due to uncertainty surrounding this exemption, our joint venture with The Reading Hospital canceled its plans to build an LTACH in Reading.  We continue to serve this hospital through our HRS division.  The most recent extension of SCHIP, which was enacted in February 2009, did not alter any Medicare reimbursement policies that would significantly impact our business.

Skilled nursing facilities are also subject to a prospective payment system based on resource utilization group classifications.  As of January 1, 2006, certain limits or caps on the amount of reimbursement for therapy services provided to Medicare Part B patients came into effect.  The therapy caps are currently $1,840 for occupational therapy and an annual combined cap of $1,840 for physical and speech therapy.  Most of our Medicare Part B patients, however, qualify for an automatic exception to these caps due to their clinical complexities.  On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 became law.  Among other things, the bill extended the therapy cap exception process from July 1, 2008 through December 31, 2009.

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

Corporate Compliance Program. In recognition of the importance of achieving and maintaining regulatory compliance and establishing a culture of ethical conduct, we have a corporate compliance program that defines standards of conduct and procedures that are intended to promote compliance with applicable laws and promote proper behavior.  The Office of Inspector General has published guidelines for corporate compliance programs for certain types of healthcare organizations.  Those guidelines encourage the following seven elements in any compliance program: (1) implementation of written standards of conduct; (2) designation of a Chief Compliance Officer with the responsibility and necessary authority to implement and enforce the compliance program, (3) regular employee education and training; (4) effective reporting lines of communication such as a “hotline;” (5) use of audits or other risk evaluation techniques; (6) disciplinary systems that consistently enforce the program standards; and (7) response and remediation systems.  Our compliance program has been designed and operates to serve those seven elements.

In the recognition of the importance of compliance in our business environment, we have created a separate Compliance Committee comprised of three independent members of our board of directors.  Our Chief Compliance Officer, who reports to the Compliance Committee as well as to the Chief Executive Officer, is responsible for overseeing the design, ongoing enhancement, and implementation of our compliance program.  We believe these safeguards help us to conduct our operations in compliance with all applicable laws, rules, regulations, and internal company standards.

Employees

As of December 31, 2008, we had approximately 13,500 employees, approximately 6,500 of whom were full-time employees, including approximately 5,100 employees in our program management business and 900 employees in our hospitals.  The physicians who are the medical directors in our acute rehabilitation units and hospitals are independent contractors and not our employees. None of our employees is subject to a collective bargaining agreement.

Non-Audit Services Performed by Independent Accountants

Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934 and Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our audit committee to be performed by KPMG LLP, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the year ended December 31, 2008, we did not receive any non-audit services performed by KPMG.

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

Unionization activities could adversely affect the profitability of our businesses.

None of our employees is subject to a collective bargaining agreement, and we are not aware of any current activities to organize our employees.  We believe our relationship with our employees is good.  If our employees were to unionize, we could experience an increase in labor and other costs.  Furthermore, we could experience a disruption of our operations and/or higher ongoing labor costs if our employees were to engage in a strike or other work stoppage.

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

If we do not manage admissions in the IRFs and LTACHs that we manage or own in compliance with the 60% Rule and the 25% Rule, respectively, reimbursement for services rendered by us in those settings will be based on less favorable rates.

IRFs are subject to the 60% Rule which now requires that 60% or more of the patients admitted to the facilities have one or more of thirteen specific conditions in order to qualify for the IRF PPS.  If that compliance threshold is not maintained, the IRF will be reimbursed at the lower PPS applicable to acute care hospitals.  That may lead to reduced revenue in our owned IRFs and may also lead our IRF clients to attempt to renegotiate the terms of our contracts or terminate our contracts, in either case adversely affecting our revenues and profitability.  Likewise, some LTACHs are subject to the 25% Rule which requires that 25% or fewer of the patients admitted to the facility are referred from the same source.

If there are changes in the rate or methods of government reimbursement for services provided by our hospitals, the revenue and profitability of those hospitals may be adversely affected.

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

The healthcare industry is subject to extensive federal and state regulation relating to, among other things:
•	facility and professional licensure;
•	conduct of operations;
•	certain clinical procedures;
•	addition of facilities and services, including certificates of need;
•	coding and billing for services; and
•	payment for services.

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

As of December 31, 2008, five of our eleven hospitals were certified by Medicare as LTACHs.  If our long-term acute care hospitals fail to meet or maintain the standards for certification as long-term acute care hospitals, such as average minimum length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to long-term acute care hospitals.  Payments at rates applicable to general acute care hospitals would result in our LTACHs receiving less Medicare reimbursement than they currently receive for their patient services and our profit margins would likely decrease.

We operate in a highly competitive and fragmented market and our success depends on our ability to demonstrate that we offer a more efficient solution to our customers’ rehabilitation program objectives.

Competition for our program management business is highly fragmented and intense. Hospitals, skilled nursing facilities and other long-term care facilities that do not choose to outsource the management of their physical rehabilitation services are the primary competitors of our program management business. The fundamental challenge in our program management business is demonstrating to potential clients, primarily hospitals, skilled nursing facilities and other long-term care facilities, that we can provide rehabilitation services more efficiently than they can themselves. The inpatient units and outpatient programs that we manage are in highly competitive markets and compete for patients with other hospitals, skilled nursing facilities and long-term care facilities, as well as other larger companies such as HealthSouth Corporation, Kindred Healthcare, Inc. and Select Medical Corporation.  Some of these competitors may be better capitalized, have greater name recognition, longer operating histories, and their managers may have stronger relationships with physicians in the communities that they serve. All of these factors could give our competitors an advantage over us.

We may face difficulties integrating acquisitions into our operations, and our acquisitions may be unsuccessful, involve significant cash expenditures, or expose us to unforeseen liabilities.

We expect to continue pursuing acquisitions and joint ownership arrangements, each of which involve numerous risks, including:

•	difficulties integrating acquired personnel and distinct cultures into our business;
•	incomplete due diligence or misunderstanding as to the target company’s future prospects;
•	diversion of management attention and capital resources from existing operations;
•	short term (or longer lasting) dilution in the value of our shares;
•	over-paying for an acquired company due to incorrect analysis or because of competition from other companies for the same target;
•	inability to achieve forecasted revenues, cost savings or other synergies;
•	potential loss of key employees or customers of acquired companies; and
•	assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

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

We anticipate that the amounts generated internally, together with amounts available under our credit facility, will be sufficient to implement our business plan for the foreseeable future, subject to additional needs that may arise if unexpected events occur or if a substantial acquisition or other growth opportunity becomes available. We may obtain additional capital through the public or private sale of debt or equity securities. If we sell equity securities, the value of our common stock could experience dilution. Furthermore, these securities could have rights, preferences and privileges more favorable than those of the common stock. We cannot be assured that additional capital will be available, or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures.

The recent uncertainty in the financial markets could limit the availability and terms of debt financing sources to fund the capital and liquidity requirements of our business.

One of the primary risks relating to current market conditions is the possibility that the lenders to our credit agreement will be unable to provide liquidity when needed.  While we are not aware of any specific risks involving our counterparties, there can be no assurance that all of the lenders to our credit agreement will fulfill their commitments if we need to make additional draws against our revolving credit facility.  In addition, a rapid increase in interest rates and/or a decline in our operating performance could impair our ability to comply with the financial covenants contained in our credit facility.  A default due to the violation of these covenants could require us to immediately repay all amounts then outstanding under the credit facility.  If we anticipate a potential covenant violation, we would seek relief from our lenders; however, such relief might not be granted or might be granted on terms less favorable than those in our existing credit agreement.  As of December 31, 2008, we were in compliance with all debt covenants.

We depend on the proper functioning and availability of our information systems.

We are dependent on the proper functioning and availability of our information systems in operating our business. Our information systems are protected through physical and software safeguards. However, they are still vulnerable to facility infrastructure failure, fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. Our business interruption insurance may be inadequate to protect us in the event of a catastrophe. We also retain confidential patient information in our database. It is critical that our facilities and infrastructure remain secure and are perceived by clients as secure. A material security breach could damage our reputation or result in liability to us.  Despite the implementation of security measures, we may be vulnerable to losses associated with the improper functioning or unavailability of our information systems.  From time to time, we may also modify our information systems to take advantage of new technologies.  Such modifications may cause temporary disruptions to the operations of our business which could have a material adverse effect on our results from operations in the periods affected.

Natural disasters, including earthquakes, hurricanes, fires and floods, could severely damage or interrupt our systems and operations and result in a material adverse effect on our business, financial condition and results of operations.

Natural disasters such as fire, flood, earthquake, hurricane and tornado and other events such as power loss, virus, telecommunications failure, break-in or similar event could severely damage or interrupt our systems and operations, result in loss of data, and/or delay or impair our ability to service our clients and patients.  We have in place a disaster recovery plan which is intended to provide us with the ability to restore critical information systems; however, we do not have full redundancy for all of our information systems in the event of a natural disaster.  We have arranged for access to space and servers with a local information technology infrastructure provider in the event our corporate data center is damaged or without utilities for an extended period of time.  There can be no assurance that our disaster recovery plan will prevent damage or interruption of our systems and operations if a natural disaster were to occur. Any such disaster or similar event could have a material adverse effect on our business, financial condition and results of operations.

Changes in federal and state income tax laws and regulations or adverse decisions by regulatory taxing authorities could cause a material adverse effect on our results of operations.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007.  This Interpretation requires financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  Management believes its estimates and judgments related to its uncertain tax positions are reasonable.  Nevertheless, the ultimate resolution of our tax matters could differ from management’s estimates and such differences could be material.  See Note 14 to our accompanying consolidated financial statements for additional information regarding our uncertain tax positions.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We currently lease approximately 71,000 square feet of executive office space in St. Louis, Missouri under a lease that expires at the end of September 2017.  In addition to the monthly rental cost, we are also responsible for a share of certain other facility charges and specified increases in operating costs.

Our hospitals generally lease the facilities that support their operations.  Our hospital in St. Louis, Missouri leases the land upon which the facility was constructed. Information with respect to these facilities is set forth in the following table.

	Approximate	Lease
Location	Square Footage	Expiration

West Gables, FL	60,000	2017
Tulsa, OK	58,000	2017
Lafayette, LA	53,000	2017
Webster, TX	53,000	2017
Kansas City, MO	50,000	2028
Amarillo, TX	40,000	2020
St. Louis, MO	30,000	N/A
Arlington, TX	18,000	2018
Marrero, LA	14,000	2018
Austin, TX	13,000	2009
Rome, GA	11,000	2011
Lafayette, LA	9,000	2010
New Orleans, LA	6,000	2010
Marrero, LA	5,000	2010

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

In the ordinary course of our business, we are a party to a number of claims and lawsuits, as both plaintiff and defendant, which we regard as immaterial.  From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our various contracts.  We do not believe that any liability resulting from such matters, after taking into consideration our insurance coverage and amounts already provided for, will have a material effect on our consolidated financial position or overall liquidity; however, such matters, or the expense of prosecuting or defending them, could have a material effect on cash flows and results of operations in a particular quarter or fiscal year as they develop or as new issues are identified.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the New York Stock Exchange under the symbol “RHB.”  The following graph compares the cumulative total stockholder returns, assuming the reinvestment of dividends, of our common stock on an indexed basis with the New York Stock Exchange (“NYSE”) Market Index and the Dow Jones Industry Group – Index of Health Care Providers for the five year period ended December 31, 2008.  The graph assumes an investment of $100 made in our common stock and each index on December 31, 2003. We did not pay any dividends during the period reflected in the graph.  The Company does not anticipate paying cash dividends in the foreseeable future.  Our common stock price performance shown below should not be viewed as being indicative of future performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
RehabCare Group	$100.00	$131.66	$95.01	$69.85	$106.11	$71.31
NYSE Market Index	$100.00	$112.92	$122.25	$143.23	$150.88	$94.76
Peer Group Index	$100.00	$130.87	$176.09	$173.32	$206.59	$121.19

As of March 5, 2009, there were approximately 540 shareholders of record of the Company’s common stock and an estimated 5,850 persons or entities holding common stock in nominee name.  The following table sets forth the high and low sales price per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated.  The stock price information is based on published financial sources.

Calendar Quarter		1st	2nd	3rd	4th
2008	High	$26.07	$17.41	$20.23	$18.09
	Low	14.00	13.75	14.99	10.45
2007	High	$16.20	$17.39	$19.56	$23.10
	Low	13.69	14.16	13.71	17.36

We did not purchase any of our equity securities during 2007 or 2008.

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding common stock authorized for issuance under equity compensation plans

ITEM 6.     SELECTED FINANCIAL DATA

The following table presents selected financial data for the periods indicated for our continuing operations only.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our accompanying consolidated financial statements for additional information regarding the financial data presented under this item.

SIX-YEAR FINANCIAL SUMMARY
Dollars in thousands, except per share data
(Year ended December 31,)	2008	2007	2006	2005	2004	2003
Consolidated statement of earnings data:
Operating revenues	$743,097	$704,549	$611,562	$454,266	$383,846	$539,322
Operating earnings (loss) (2)	32,681	28,635	22,201	33,267	41,804	(14,396)
Earnings (loss) from continuing operations (2) (3)	19,430	13,706	7,985	(16,982)	23,181	(13,699)
EPS from continuing operations: (2) (3)
Basic	$1.11	$0.80	$0.47	$(1.01)	$1.42	$(0.86)
Diluted	$1.09	$0.79	$0.46	$(1.01)	$1.38	$(0.86)
Weighted average shares outstanding (000s):
Basic	17,583	17,226	17,008	16,751	16,292	16,000
Diluted	17,798	17,459	17,243	16,751	16,835	16,000

Consolidated balance sheet data:
Working capital	$97,284	$80,285	$85,982	$60,664	$76,451	$76,952
Total assets	438,406	408,560	428,296	272,925	277,666	233,626
Total liabilities	160,606	163,271	217,431	74,677	70,638	55,671
Minority interests	10,028	1,267	86	—	—	—
Stockholders’ equity	267,772	244,022	210,779	198,248	207,028	177,955

Financial statistics:
Operating margin (2)	4.4%	4.1%	3.6%	7.3%	10.9%	(2.7)%
Net margin (2) (3)	2.6%	1.9%	1.3%	(3.7)%	6.0%	(2.5)%
Current ratio	2.1:1	1.9:1	1.9:1	1.9:1	2.3:1	2.9:1
Diluted EPS growth rate (2) (3)	38.0%	71.7%	145.5%	(173.2)%	260.5%	(162.3)%
Return on equity (1) (2) (3)	7.6%	6.0%	3.9%	(8.4)%	12.0%	(7.5)%

Operating statistics:
Freestanding hospitals:
Number of locations at end of year (4)	11	8	7	5	N/A	N/A
Number of patient discharges (4)	6,019	5,070	3,595	1,110	N/A	N/A
Program management:
Inpatient units:
Average number of programs	124	127	137	145	142	133
Average admissions per program	377	363	360	372	383	422
Outpatient programs:
Average number of locations	33	35	41	42	42	48
Patient visits (000s)	983	1,006	1,130	1,146	1,133	1,248
Contract therapy:
Average number of locations (5)	1,066	1,125	1,018	749	588	460

(1)	Based on average of beginning and ending equity.
(2)	The results for 2003 include a pretax loss on net assets held for sale of $43.6 million ($30.6 million after tax or $1.90 per diluted share).
(3)	The results for 2005 include after tax losses on our equity investment in InteliStaf Holdings, Inc. of $36.5 million or $2.18 per diluted share.
(4)	We entered the freestanding hospitals business on August 1, 2005 with the acquisition of substantially all of the operating assets of MeadowBrook Healthcare, Inc.
(5)	Effective July 1, 2006, we acquired Symphony Health Services, LLC and its RehabWorks business, which added 470 contract therapy locations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Effective August 30, 2008, the Company completed the sale of equipment, goodwill, other intangible assets and certain related assets associated with its 38-bed inpatient rehabilitation hospital located in Midland, Texas (the “Midland hospital”) to HealthSouth Corporation for $7.2 million less direct selling costs.  This transaction was the result of a strategic review of the Midland-Odessa market.  The Midland hospital has been classified as a discontinued operation pursuant to the requirements of FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Prior year comparative amounts throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the treatment of the Midland hospital as a discontinued operation.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Revenues:
Program management:
Contract therapy	$426,821	$400,761	$331,603
Hospital rehabilitation services	165,658	164,102	179,798
Program management total	592,479	564,863	511,401
Hospitals	112,525	96,001	73,870
Other healthcare services	39,971	44,629	26,859
Less intercompany revenues (1)	(1,878)	(944)	(568)
Total	$743,097	$704,549	$611,562

Operating Earnings (Loss):
Program management:
Contract therapy	$23,905	$6,018	$(2,567)
Hospital rehabilitation services	21,997	22,893	23,661
Program management total	45,902	28,911	21,094
Hospitals (2)	(13,903)	(1,972)	1,889
Other healthcare services	682	1,696	1,400
Unallocated asset impairment charge (3)	—	—	(2,351)
Unallocated corporate expenses (4)	—	—	(22)
Restructuring	—	—	191
Total	$32,681	$28,635	$22,201

(1)	Intercompany revenues represent sales of services, at market rates, between our operating divisions.
(2)
The 2007 operating earnings of hospitals include a $4.9 million impairment loss on a separately identifiable intangible asset.  See Note 7 to the consolidated financial statements for additional information.

(3)
Represents an impairment charge associated with the abandonment of internally developed software that was never placed in service.   See Note 5 to the consolidated financial statements for additional information.

(4)	Represents certain expenses associated with our StarMed staffing business, which was sold on February 2, 2004.

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

Results of Operations

The following table sets forth the percentage that selected items in the consolidated statements of earnings bear to operating revenues for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Operating revenues	100.0%	100.0%	100.0%
Cost and expenses:
Operating	81.3	80.9	80.7
Selling, general and administrative:
Divisions	6.3	6.4	6.9
Corporate	6.1	5.5	6.1
Impairment of assets	—	0.7	0.4
Depreciation and amortization	1.9	2.4	2.3
Operating earnings	4.4	4.1	3.6
Interest income	—	0.1	0.1
Interest expense	(0.5)	(1.2)	(0.9)
Equity in net income (loss) of affiliates	—	—	(0.5)
Minority interests	0.3	0.1	—
Earnings from continuing operations before income taxes	4.2	3.1	2.3
Income taxes	1.6	1.2	1.0
Earnings from continuing operations	2.6	1.9	1.3
Loss from discontinued operations	(0.1)	(0.1)	(0.1)
Net earnings	2.5%	1.8%	1.2%

Twelve Months Ended December 31, 2008 Compared to Twelve Months Ended December 31, 2007

Revenues
	2008	2007	% Change
	(dollars in thousands)

Contract therapy	$426,821	$400,761	6.5%
Hospital rehabilitation services	165,658	164,102	0.9
Hospitals	112,525	96,001	17.2
Other healthcare services	39,971	44,629	(10.4)
Less intercompany revenues	(1,878)	(944)	98.9
Consolidated revenues	$743,097	$704,549	5.5%

Consolidated operating revenues increased from 2007 to 2008 primarily due to the growth in our contract therapy and hospital businesses, partially offset by a decrease in revenues in our other healthcare services businesses.

Contract Therapy.  Contract therapy revenues increased $26.0 million from 2007 to 2008.  Same store revenues grew 12.4% reflecting a 10.3% increase in same store minutes of service.  The same store revenue growth more than offset the impact of a 5.3% decline in the average number of locations operated during 2008.   Higher average daily census and improved productivity contributed to the growth in same store revenues and same store minutes of service.

Hospital Rehabilitation Services (HRS).  HRS operating revenues increased 0.9% in 2008 as inpatient revenue increased 1.4% and outpatient revenue declined 0.4%.  The increase in inpatient revenue reflects a 5.3% increase in average revenue per program, partially offset by a 3.7% decline in the average number of units operated.  Same store acute rehabilitation discharges increased 1.9% in 2008 as the division’s units were able to increase patient volumes in 2008 following the January 1, 2008 effective date of the freeze in the 60% Rule’s compliance threshold.  The decline in outpatient revenue reflects a 4.2% decline in the average number of units operated, partially offset by a 3.9% increase in average revenue per program.  Outpatient same store revenues grew 4.9% in 2008.

Hospitals.  Hospitals segment revenues increased $16.5 million from 2007 to 2008.  The increase in revenues reflects the acquisition of The Specialty Hospital in Rome, Georgia effective June 1, 2008 and a full year of operations of our inpatient rehabilitation hospital in Austin, Texas, which received its Medicare provider number in November 2007.  The hospital segment also opened an LTACH in Kansas City, Missouri in April 2008 and a rehabilitation hospital in St. Louis, Missouri in November 2008.  Same store revenues increased by $1.5 million or 1.6% in 2008 as compared to 2007.  Our inpatient rehabilitation hospital in Amarillo, Texas, which was in its ramp-up phase in the first quarter of 2007, contributed $1.2 million to the same store revenue growth.  We define the ramp-up phase as the period during which a recently opened hospital builds its patient census following the receipt of its Medicare provider number.

Other Healthcare Services.  Other healthcare services segment revenues declined $4.7 million in 2008 compared to 2007.  This decline in revenues occurred primarily in our Phase 2 Consulting business, which experienced more difficulty selling services to new clients in 2008 in part due to the slowdown in our nation’s economy.

Cost and Expenses
		% of		% of
	2008	Revenue	2007	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$603,935	81.3%	$569,828	80.9%
Division selling, general and administrative	46,538	6.3	45,520	6.4
Corporate selling, general and administrative	45,311	6.1	39,078	5.5
Impairment of assets	—	—	4,906	0.7
Depreciation and amortization	14,632	1.9	16,582	2.4
Total costs and expenses	$710,416	95.6%	$675,914	95.9%

Operating expenses increased slightly as a percentage of revenues as a decline in earnings realized by our hospital segment was mostly offset by improved operating performance from our contract therapy division.  Both variances are discussed further below.  The increase in corporate selling, general and administrative expenses reflects the costs of severance benefits incurred in 2008, an increase in share-based compensation and other management incentive costs and an investment in back office resources to support the current year and expected future growth of our hospital segment.  These cost increases were partially offset by the cost savings achieved from closing Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007.  The hospital segment incurred a $4.9 million impairment charge in 2007 as discussed in more detail below.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software and intangible assets which became fully amortized in 2007 and 2008.

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts increased by $1.0 million from 2007 to 2008.  The provisions recorded by our Phase 2 Consulting business and hospital rehabilitation services (HRS) business increased by $1.4 million and $0.9 million, respectively, in 2008.  For Phase 2, the increased provision is primarily related to the write-off of a receivable from a large client hospital.  This write-off followed a failed attempt to mediate a dispute with the hospital.  For HRS, the increased provision is primarily related to the Company’s trade and note receivables due from Signature Healthcare Foundation as a result of Signature’s deteriorating financial condition during 2008.  See Notes 21 and 22 to our accompanying consolidated financial statements for further information on the Signature matter.  We consider both of these bad debt items to be isolated to the specific circumstances of the respective clients and not as events indicative of a greater level of risk in the broader portfolio of accounts receivable of these businesses.  The increased provisions for Phase 2 and HRS were partially offset by a $1.0 million decrease for our contract therapy business.  This decrease reflects the results of a concerted focus on collection activities and our efforts over the past two years to improve the quality of the division’s portfolio of accounts receivable.

		% of		% of
		Unit		Unit
	2008	Revenue	2007	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$350,761	82.2%	$338,377	84.4%
Division selling, general and administrative	22,729	5.3	23,308	5.8
Corporate selling, general and administrative	23,055	5.4	24,754	6.2
Depreciation and amortization	6,371	1.5	8,304	2.1
Total costs and expenses	$402,916	94.4%	$394,743	98.5%
Hospital Rehabilitation Services:
Operating expenses	$118,291	71.4%	$115,706	70.5%
Division selling, general and administrative	13,441	8.1	13,552	8.2
Corporate selling, general and administrative	9,288	5.6	7,847	4.8
Depreciation and amortization	2,641	1.6	4,104	2.5
Total costs and expenses	$143,661	86.7%	$141,209	86.0%
Hospitals:
Operating expenses	$105,649	93.9%	$81,618	85.0%
Division selling, general and administrative	4,599	4.1	2,959	3.1
Corporate selling, general and administrative	11,086	9.9	4,833	5.1
Impairment of intangible assets	—	—	4,906	5.1
Depreciation and amortization	5,094	4.5	3,657	3.8
Total costs and expenses	$126,428	112.4%	$97,973	102.1%
Other Healthcare Services:
Operating expenses	$31,112	77.8%	$35,071	78.6%
Division selling, general and administrative	5,769	14.5	5,701	12.8
Corporate selling, general and administrative	1,882	4.7	1,644	3.7
Depreciation and amortization	526	1.3	517	1.1
Total costs and expenses	$39,289	98.3%	$42,933	96.2%

Contract Therapy.  Total contract therapy costs and expenses as a percentage of unit revenue decreased in 2008 primarily due to operational efficiencies and cost savings achieved from completing the integration of Symphony and closing Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007.  Direct operating expenses declined as a percentage of unit revenue reflecting the combined impact of continued efficiencies realized from the integration of the former RehabWorks’ units and improved therapist productivity throughout the division.  Labor and benefit costs per minute of service declined by 0.5% in 2008 as therapist productivity improvements during 2008 more than offset the impact of wage rate increases.  Division and corporate selling, general and administrative expenses decreased as a percentage of unit revenue primarily due to synergies achieved from the integration of the Symphony business.  Depreciation and amortization expense decreased primarily because capitalized software assets associated with the Symphony acquisition became fully amortized in the fourth quarter of 2007.  Contract therapy’s operating earnings were $23.9 million in 2008 compared to $6.0 million in 2007.

Hospital Rehabilitation Services (HRS).  Total HRS costs and expenses as a percentage of unit revenue increased in 2008 primarily due to an increase in direct operating expenses.  Direct operating expenses increased as a percentage of unit revenue reflecting an increase in professional liability expense due to favorable reserve adjustments recognized in 2007 and the increase in the provision for doubtful accounts explained above.  Corporate selling, general and administrative expenses increased reflecting increases in legal expense, share-based compensation expense and other management incentive costs.  The increased legal expense in 2008 primarily related to the proposed settlement of a wage and hour lawsuit in California.  Depreciation and amortization expense decreased primarily due to lower depreciation and amortization associated with capitalized software and other fixed assets which became fully depreciated.  Total hospital rehabilitation services operating earnings were $22.0 million in 2008 compared to $22.9 million in 2007.

Hospitals.  Total hospital segment costs and expenses increased as a percentage of unit revenue in 2008 despite the recognition of a $4.9 million impairment loss in 2007.  This impairment loss reduced the carrying value of an intangible asset to its revised estimate of fair value based on the impact of a change in LTACH regulations issued by CMS on May 1, 2007.  Operating expenses increased as a percentage of unit revenue in 2008 primarily due to increased start-up and ramp-up losses and a decline in earnings from our mature hospitals, including our Clear Lake, Texas hospital which was significantly impacted by Hurricane Ike.  The division incurred start-up losses of $5.0 million in 2008 primarily related to the development of an LTACH in Kansas City.  Start-up losses were $1.6 million in 2007.  Selling, general and administrative expenses increased from the prior year period reflecting an investment in back office resources to support the growth in the business expected in 2009 and a $1.2 million charge to expense in 2008 of previously deferred direct acquisition costs related to our decision to discontinue efforts to acquire a controlling interest in an inpatient rehabilitation hospital in Rhode Island.  Depreciation and amortization expense increased in 2008 primarily due to depreciation and amortization associated with our newest facilities.  As a result of these factors, the hospitals segment incurred operating losses of $13.9 million in 2008 and $2.0 million in 2007.

Other Healthcare Services.  The other healthcare services segment generated operating earnings of $0.7 million and $1.7 million in the years ended December 31, 2008 and 2007, respectively.  The decrease in operating earnings is mainly attributable to our Phase 2 Consulting business and reflects the decrease in revenues and the increase in provision for doubtful accounts discussed earlier.

Non-operating Items

Interest income decreased from $0.8 million in 2007 to $0.1 million in 2008 primarily due to the recognition of $0.7 million of interest income in 2007 related to a federal income tax refund claim.

Interest expense decreased from $8.4 million in 2007 to $3.9 million in 2008 primarily due to both a reduction in interest rates and a reduction in average total debt outstanding.  The balance outstanding on our revolving credit facility was $57.0 million and $68.5 million at December 31, 2008 and 2007, respectively.  Interest expense also includes interest on subordinated promissory notes issued as partial consideration for various acquisitions completed over the last three years, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit.

Minority interests in net losses of consolidated affiliates increased to $2.0 million in 2008 from $0.4 million in 2007.  This increase is primarily due to the recognition of the noncontrolling interests’ share of the losses incurred by our LTACH in Kansas City.

Earnings from continuing operations before income taxes increased to $31.4 million in 2008 from $21.8 million in 2007.  The provision for income taxes was $12.0 million in 2008 compared to $8.1 million in 2007, reflecting effective income tax rates of 38.1% and 37.1%, respectively.

The Company incurred losses from discontinued operations, net of tax, of $0.7 million and $1.0 million during the years ended December 31, 2008 and 2007, respectively.  The losses in 2008 relate to the operations of RehabCare Rehabilitation Hospital – Permian Basin, a 38-bed inpatient rehabilitation hospital located in Midland, Texas (the “Midland hospital”) partially offset by a net gain of $0.3 million recognized on the sale of that hospital effective August 30, 2008.  The losses in 2007 relate entirely to the operations of the Midland hospital.

Net earnings were $18.7 million in 2008 compared to $12.7 million in 2007.  Diluted earnings per share were $1.05 in 2008 compared to $0.73 in 2007.

Twelve Months Ended December 31, 2007 Compared to Twelve Months Ended December 31, 2006

Revenues
	2007	2006	% Change
	(dollars in thousands)

Contract therapy	$400,761	$331,603	20.9%
Hospital rehabilitation services	164,102	179,798	(8.7)
Hospitals	96,001	73,870	30.0
Other healthcare services	44,629	26,859	66.2
Less intercompany revenues	(944)	(568)	66.2
Consolidated revenues	$704,549	$611,562	15.2%

Consolidated operating revenues increased from 2006 to 2007 primarily due to the acquisition of Symphony on July 1, 2006 and the addition of two new hospitals during 2006 and one new rehabilitation hospital in 2007.  The various Symphony businesses and the three added hospitals generated incremental revenues of approximately $81.2 million and $14.6 million, respectively, in 2007.

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

Hospital Rehabilitation Services (HRS).  HRS operating revenues declined 8.7% in 2007 as inpatient revenue declined 7.4% and outpatient revenue declined 12.3%.  The decline in inpatient revenue reflects a 7.3% decline in the average number of units operated in 2007.  Same store acute rehabilitation revenues and discharges were down 1.7% and 1.4%, respectively, compared to 2006.  The 75% Rule continued to impact our unit level census and the number of discharges in 2007 as patients with diagnoses outside of the 13 qualifying diagnoses were treated at other patient care settings.  The decline in outpatient revenue reflects a 15.5% decline in the average number of units operated, partially offset by a 2.7% increase in outpatient same store revenues.

Hospitals.  Hospitals segment revenues were $96.0 million in 2007 compared to $73.9 million in 2006.  The increase in revenues in 2007 reflects the mid-2006 acquisition of Louisiana Specialty Hospital, the October 2006 opening of a rehabilitation hospital in Amarillo, Texas and the August 2007 opening of a majority owned rehabilitation hospital in Austin, Texas.  The increase in revenues also reflects year-over-year same store revenue growth of $3.8 million or 6.3%.  Approximately $1.4 million of this revenue growth is attributable to favorable adjustments to net liabilities for prior year Medicare and Medicaid cost reports assumed in the acquisition of the four MeadowBrook hospitals.

Other Healthcare Services.  Other healthcare services segment revenues were $44.6 million in 2007 compared to $26.9 million in 2006.  This revenue change is primarily due to the July 1, 2006 acquisition of Symphony’s therapist and nurse staffing business and skilled nursing consulting business.

Cost and Expenses
		% of		% of
	2007	Revenue	2006	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$569,828	80.9%	$493,440	80.7%
Division selling, general and administrative	45,520	6.4	42,413	6.9
Corporate selling, general and administrative	39,078	5.5	37,034	6.1
Impairment of assets	4,906	0.7	2,351	0.4
Restructuring	—	—	(191)	—
Depreciation and amortization	16,582	2.4	14,314	2.3
Total costs and expenses	$675,914	95.9%	$589,361	96.4%

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

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts increased by $3.2 million from $5.9 million in 2006 to $9.1 million in 2007.  This increase is primarily attributable to incremental bad debt expense for the Symphony businesses.  Of the $3.2 million year-over-year increase, $2.0 million is attributable to incremental provisions for doubtful accounts for the RehabWorks contract therapy business which was acquired in the Symphony transaction on July 1, 2006.  During 2007, the provision for doubtful accounts attributable to the RehabWorks business was a greater percentage of revenue than the historical levels for our legacy contract therapy business.  We concluded that an incremental provision for doubtful accounts for RehabWorks receivables was warranted in 2007 primarily based on our assessment of the collection risk of several larger clients where we terminated services and our assessment of the overall risk in the portfolio of RehabWorks receivables.

		% of		% of
		Unit		Unit
	2007	Revenue	2006	Revenue
	(dollars in thousands)
Contract Therapy:
Operating expenses	$338,377	84.4%	$282,871	85.3%
Division selling, general and administrative	23,308	5.8	21,826	6.6
Corporate selling, general and administrative	24,754	6.2	22,812	6.9
Depreciation and amortization	8,304	2.1	6,661	2.0
Total costs and expenses	$394,743	98.5%	$334,170	100.8%
Hospital Rehabilitation Services:
Operating expenses	$115,706	70.5%	$126,604	70.4%
Division selling, general and administrative	13,552	8.2	15,125	8.4
Corporate selling, general and administrative	7,847	4.8	9,668	5.4
Depreciation and amortization	4,104	2.5	4,740	2.6
Total costs and expenses	$141,209	86.0%	$156,137	86.8%
Hospitals:
Operating expenses	$81,618	85.0%	$63,701	86.2%
Division selling, general and administrative	2,959	3.1	1,983	2.7
Corporate selling, general and administrative	4,833	5.1	3,676	5.0
Impairment of intangible assets	4,906	5.1	—	—
Depreciation and amortization	3,657	3.8	2,621	3.5
Total costs and expenses	$97,973	102.1%	$71,981	97.4%
Other Healthcare Services:
Operating expenses	$35,071	78.6%	$20,810	77.5%
Division selling, general and administrative	5,701	12.8	3,479	13.0
Corporate selling, general and administrative	1,644	3.7	878	3.2
Depreciation and amortization	517	1.1	292	1.1
Total costs and expenses	$42,933	96.2%	$25,459	94.8%

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

Hospitals.  Total hospital costs and expenses increased as a percentage of unit revenue in 2007 primarily due to the recognition of an impairment loss on an intangible asset.  The segment recognized an impairment loss of $4.9 million in the second quarter of 2007 to reduce the carrying value of an intangible asset to its revised estimate of fair value based on the impact of a change in LTACH regulations issued by CMS on May 1, 2007.  Note 7 to the consolidated financial statements contains additional background information regarding the impairment loss.  The division incurred start-up losses of approximately $1.6 million and $2.0 million during the years ended December 31, 2007 and 2006, respectively.  The start-up losses in 2007 relate primarily to our majority-owned Austin, Texas joint venture.  Division selling, general and administrative expenses as a percentage of unit revenue increased from the prior year reflecting efforts to grow this segment, the reallocation of certain resources from our other divisions and an investment in back office resources to support the growth in the division expected in 2008.  Depreciation and amortization expense increased primarily as a result of the amortization of intangible assets resulting from the 2006 acquisition of Louisiana Specialty Hospital and the depreciation of leasehold improvements in our rehabilitation hospitals in Amarillo, Texas and Austin, Texas.  As a result of these factors, the hospitals segment generated an operating loss of $2.0 million in 2007 compared to operating earnings of $1.9 million in 2006.

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

Earnings from continuing operations before income taxes increased to $21.8 million in 2007 from $14.1 million in 2006.  The provision for income taxes was $8.1 million in 2007 compared to $6.1 million in 2006, reflecting effective income tax rates of 37.1% and 43.4%, respectively.  The higher effective tax rate in 2006 is principally the result of not recognizing a full tax benefit for the equity losses from non-consolidated affiliates.

The Company incurred losses from discontinued operations, net of tax, of $1.0 million and $0.7 million during the years ended December 31, 2007 and 2006, respectively.  Such losses relate entirely to the operations of the Midland hospital.

Net earnings were $12.7 million in 2007 compared to $7.3 million in 2006.  Diluted earnings per share were $0.73 in 2007 compared to $0.42 in 2006.

Liquidity and Capital Resources

As of December 31, 2008, we had $27.4 million in cash and cash equivalents, and a current ratio, the amount of current assets divided by current liabilities, of 2.1 to 1.  Net working capital increased by $17.0 million to $97.3 million at December 31, 2008 as compared to $80.3 million at December 31, 2007 principally due to a $17.1 million year over year increase in cash and cash equivalents.  Net accounts receivable were $139.2 million at December 31, 2008, compared to $135.2 million at December 31, 2007.  The number of days sales outstanding (“DSO”) in net receivables was 66.0, 71.8 and 77.9 at December 31, 2008, 2007 and 2006, respectively.  The increase in accounts receivable is primarily due to the increase in revenues in 2008.  The improvement in DSO occurred primarily in our contract therapy division and reflects the results of a concerted focus on collection activities and our efforts over the past two years to improve the quality of the division’s portfolio of accounts receivable.

We generated cash from operations of $48.7 million, $52.0 million and $19.5 million in the years ended December 31, 2008, 2007 and 2006, respectively.   Cash from operations of $19.5 million for the year ended December 31, 2006 were negatively impacted by a $19.1 million increase in accounts receivable.  Delays in receiving Medicare and Medicaid reimbursements and a temporary shift in focus from collection activities to Symphony integration activities contributed to the 2006 increase in accounts receivable.

Capital expenditures were $18.5 million, $10.0 million and $14.9 million in the years ended December 31, 2008, 2007 and 2006, respectively.  Our capital expenditures primarily relate to the construction of new hospitals, investments in information technology systems, equipment additions and replacements and various other capital improvements.  Over the next few years, we plan to continue to invest in information technology systems and the development and renovation of hospitals.

The Company has historically financed its operations with funds generated from operating activities and borrowings under credit facilities and long-term debt instruments.  We believe our cash on hand, cash generated from operations and availability under our credit facility will be sufficient to meet our future working capital, capital expenditures, internal and external business expansion, and debt service requirements.  We have a $175 million, five-year revolving credit facility, dated June 16, 2006, with $57.0 million outstanding as of December 31, 2008 at a weighted-average interest rate of approximately 3.2%.  The revolving credit facility is expandable to $225 million, subject to the approval of the lending group and subject to our continued compliance with the terms of the credit agreement.  As of December 31, 2008, we had $7.2 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount we may borrow under the revolving credit facility.  As of December 31, 2008, after consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $90.7 million.

Inflation

Although inflation has abated during the last several years, the rate of inflation in healthcare related services continued to exceed the rate experienced by the economy as a whole.  Our management contracts often provide for an annual increase in the fees paid to us by our clients based on increases in various inflation indices.

Effect of Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements in Item 8 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2008 (in thousands):

		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years	Other
Operating leases (1)	$178,644	$13,344	$27,390	$26,288	$111,622	$—
Purchase obligations (2)	5,124	1,803	3,321	—	—	—
Long-term debt	57,000	—	57,000	—	—	—
Interest on long-term debt (3)	3,583	1,830	1,753	—	—	—
FIN 48 liability (4)	448	—	—	—	—	448
Other long-term liabilities (5)	2,833	—	—	—	—	2,833
Total	$247,632	$16,977	$89,464	$26,288	$111,622	$3,281

(1)
We lease many of our facilities under non-cancelable operating leases in the normal course of business.  Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 13 to our accompanying consolidated financial statements.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty.

(3)
For the purpose of computing the interest payments shown here, we have assumed a constant balance outstanding under our revolving credit facility of $57.0 million through June 16, 2011, which is the date on which our credit facility expires.  This also assumes our contracts under the revolving credit facility are renewed at the currently existing rates of interest.

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

(5)
We maintain a nonqualified deferred compensation plan for certain employees. Under the plan, participants may defer up to 70% of their salary and cash incentive compensation. The amounts are held in trust in investments designated by participants but remain our property until distribution. Because most distributions of funds are tied to the termination of employment or retirement of participants, we are not able to predict the timing of payments against this obligation.  At December 31, 2008, we owned trust assets with a value approximately equal to the total amount of this obligation.

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

Allowance for Doubtful Accounts.  We make estimates of the collectability of our accounts receivable balances.  We determine an allowance for doubtful accounts based upon an analysis of the collectability of specific accounts, historical experience and the aging of the accounts receivable.  We specifically analyze customers with historical poor payment history and customer creditworthiness when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance as of December 31, 2008 was $139.2 million, net of allowance for doubtful accounts of $19.5 million.  Our estimates of collectability require significant judgment.  If our customers’ ability to make payments to us were to deteriorate beyond the levels estimated, additional allowances may be required.   We continually evaluate the adequacy of our allowance for doubtful accounts and make adjustments in the periods any excess or shortfall is identified.

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

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation.  As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.  The estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined.  In 2007, our hospitals recorded favorable net settlements of prior year Medicare and Medicaid cost reports aggregating $1.4 million.  We did not record any significant adjustments for prior year cost reports in 2006 or 2008.  We are not aware of any material claims, disputes, or unsettled matters with third-party payers.

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

Under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill and intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment.  If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statement of earnings in an amount equal to the excess carrying value.  In 2007, we recognized an impairment loss of $4.9 million to reduce the carrying value of an intangible asset to its revised estimate of fair value based on the impact of a change in LTACH regulations issued by CMS on May 1, 2007.  See Note 7 to our accompanying consolidated financial statements for additional information regarding this impairment loss.

As required by Statement No. 142, we evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable.  Goodwill impairment is determined using a two-step process.  The first step is to identify if a potential impairment exists by comparing the fair value of each reporting unit to its carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary.  However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine the implied fair value of a reporting unit’s goodwill, by comparing the reporting unit’s fair value to the allocated fair values of all assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.  If the carrying amount of goodwill exceeds its implied fair value, an impairment is recognized in an amount equal to that excess.

Reporting units are defined as an operating segment or one level below an operating segment.  Our primary reporting units are our contract therapy, hospital rehabilitation services and hospital businesses.  We calculated the fair value of each reporting unit based on a discounted cash flow analysis which requires us to make assumptions and estimates about future cash flows and discount rates.  These assumptions are often subjective and can be affected by a variety of factors, including external factors such as economic trends and government regulations, and internal factors such as changes in our forecasts or in our business strategies.  We believe the assumptions used in our impairment analysis are reasonable and appropriate; however, different assumptions and estimates could affect the results of our impairment analysis and in turn result in an impairment charge.  We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, a divestiture of a significant component of our business, significant declines in market capitalization or other triggering events.  In addition, as our business or the way we manage our business changes, our reporting units may also change.  These types of events and the resulting analyses could result in goodwill impairment charges in the future which could materially impact our reported earnings in the periods such charges occur.

At December 31, 2008, unamortized goodwill related to our contract therapy, hospital rehabilitation services, hospitals and other healthcare services businesses was $68.5 million, $39.7 million, $48.1 million and $15.1 million, respectively.  We have not recorded any goodwill impairments during the three years ended December 31, 2008.  Our most recent impairment test was as of December 31, 2008.  For our hospitals reporting unit, a 5% decrease in the fair value of the reporting unit would not have resulted in a goodwill impairment; however, a 10% decrease in the fair value of the reporting unit would have resulted in a potential goodwill impairment.  The amount of the impairment loss, if any, would be determined during the second step of the impairment test.

Impairment of Long-Lived Assets.   Under Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a long-lived asset is tested for impairment whenever events or changes in circumstances indicate that the asset might be impaired.  In 2006, we decided to abandon an internal software development project we began in 2004.  We had intended for this software application to be the building block of an integrated platform to support our strategy of clinically integrated post acute continuums of care.  Because of cost overruns, this project was put on hold in 2005 with the intention of restarting the project at a later date.  Following the hiring of a new chief information officer in the fourth quarter of 2006, we completed a review of our information technology applications and concluded that this project would not meet the needs of the business and any additional costs necessary to make the application functional would be in excess of the anticipated benefit to be derived.  As a result of the decision to abandon this project, we recognized an impairment loss of $2.4 million in 2006 to write off the entire carrying value of the previously capitalized software development costs.

Health, Workers Compensation, and Professional Liability Insurance Accruals.   We maintain an accrual for our health, workers compensation and professional liability claim costs that are partially self-insured and are classified in accrued salaries and wages (health insurance) and accrued expenses (workers compensation and professional liability) in our consolidated balance sheets.  At December 31, 2008, the combined amount of these accruals was approximately $16.2 million. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on actuarial computations and industry experience and trends.  In analyzing the accruals, we also consider the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors.  If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals as appropriate in the period in which we make such a determination.  The ultimate cost of these claims may be greater than or less than the established accruals.  While we believe that the recorded amounts are appropriate, there can be no assurances that changes to management’s estimates will not occur due to limitations inherent in the estimation process.

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

Investments in Unconsolidated Affiliates.  We account for our former minority equity investment in InteliStaf Holdings, Inc. (“InteliStaf”) and our current minority equity investment in Howard Regional Specialty Care, LLC (“HRSC”) using the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  The Company sold its StarMed staffing business to InteliStaf on February 2, 2004 in exchange for a minority equity interest in InteliStaf.  The Company recorded its initial investment in InteliStaf at its fair value of $40 million, as determined with the assistance of a third party valuation firm.  During 2005, InteliStaf incurred significant operating losses even though the healthcare staffing industry as a whole showed signs of recovery.  The Company reviewed its investment in InteliStaf for impairment in accordance with requirements of APB Opinion No. 18.  Based on this review, the Company concluded that an other than temporary decline in the value of the Company’s investment had occurred in 2005.  This impairment combined with the Company’s share of InteliStaf’s operating losses reduced the carrying value of the Company’s investment in InteliStaf to $2.8 million at December 31, 2005.

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

The carrying value of our investment in HRSC was $4.8 million at December 31, 2008.  According to APB Opinion No. 18, a series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.  We currently believe no significant factors exist that would indicate an other than temporary decline in the value of our investment in HRSC has occurred.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure consists of changes in interest rates on certain borrowings that bear interest at floating rates.  Borrowings under our credit facility bear interest at the lender’s prime rate and the London Interbank Offered Rate (“LIBOR”), at our option, with applicable margins varying based upon our consolidated total leverage ratio.  Our LIBOR contracts can vary in length from 30 to 180 days.  As of December 31, 2008, the balance outstanding against the revolving credit facility was $57.0 million.  On December 28, 2007, the Company entered into an interest rate swap agreement that effectively fixed the interest rate at 4.0% plus applicable margins on $25 million of the borrowings under our credit facility for a two-year period.

After consideration of the swap contract mentioned above, as of December 31, 2008, we had $32.0 million of variable rate debt outstanding under the credit facility at a weighted-average variable interest rate of approximately 1.8%.  Adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed.  Based on the variable rate debt outstanding under the credit facility at December 31, 2008, a 100 basis point increase in the LIBOR rate would result in additional interest expense of approximately $0.3 million on an annualized basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	44

Consolidated Balance Sheets as of December 31, 2008 and 2007	46

Consolidated Statements of Earnings for the years
ended December 31, 2008, 2007 and 2006	47

Consolidated Statements of Stockholders’ Equity for the years
ended December 31, 2008, 2007 and 2006	48

Consolidated Statements of Cash Flows for the years
ended December 31, 2008, 2007 and 2006	49

Notes to the Consolidated Financial Statements	50

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
RehabCare Group, Inc.:

We have audited the accompanying consolidated balance sheets of RehabCare Group, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RehabCare Group, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, RehabCare Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 14 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

/s/ KPMG LLP

St. Louis, Missouri
March 10, 2009

REHABCARE GROUP, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31,
Assets	2008	2007
Current assets:
Cash and cash equivalents	$27,373	$10,265
Accounts receivable, net of allowance for doubtful accounts of $19,480 and $16,266, respectively	139,197	135,194
Deferred tax assets	14,876	15,863
Other current assets	7,165	7,892
Total current assets	188,611	169,214
Marketable securities, trading	2,810	3,547
Property and equipment, net	37,851	29,705
Goodwill	171,365	168,517
Intangible assets, net	28,944	28,027
Investment in unconsolidated affiliate	4,772	4,701
Other	4,053	4,849
Total assets	$438,406	$408,560

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$9,500
Accounts payable	8,330	5,825
Accrued salaries and wages	55,188	49,886
Income taxes payable	776	192
Accrued expenses	27,033	23,526
Total current liabilities	91,327	88,929
Long-term debt, less current portion	57,000	65,000
Deferred compensation	2,833	3,552
Deferred tax liabilities	8,306	5,375
Other	1,140	415
Total liabilities	160,606	163,271
Minority interests	10,028	1,267

Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 21,657,544 shares and 21,466,994 shares as of December 31, 2008 and 2007, respectively	217	215
Additional paid-in capital	145,647	140,246
Retained earnings	177,036	158,331
Accumulated other comprehensive loss	(424)	(66)
Less common stock held in treasury at cost; 4,002,898 shares as of December 31, 2008 and 2007	(54,704)	(54,704)
Total stockholders’ equity	267,772	244,022
Total liabilities and stockholders’ equity	$438,406	$408,560

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Consolidated Statements of Earnings
(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Operating revenues	$743,097	$704,549	$611,562
Costs and expenses:
Operating	603,935	569,828	493,440
Selling, general and administrative:
Divisions	46,538	45,520	42,413
Corporate	45,311	39,078	37,034
Impairment of assets	—	4,906	2,351
Restructuring	—	—	(191)
Depreciation and amortization	14,632	16,582	14,314
Total costs and expenses	710,416	675,914	589,361

Operating earnings	32,681	28,635	22,201

Interest income	143	830	468
Interest expense	(3,897)	(8,362)	(5,499)
Other income (expense), net	21	37	(50)
Equity in net income (loss) of affiliates	471	287	(3,029)
Minority interests	1,986	377	24

Earnings from continuing operations before income taxes	31,405	21,804	14,115
Income taxes	11,975	8,098	6,130
Earnings from continuing operations	19,430	13,706	7,985
Loss from discontinued operations	(725)	(1,047)	(705)

Net earnings	$18,705	$12,659	$7,280

Basic earnings per common share:
Earnings from continuing operations	$1.11	$0.80	$0.47
Loss from discontinued operations	(0.05)	(0.07)	(0.04)
Net earnings	$1.06	$0.73	$0.43

Diluted earnings per common share:
Earnings from continuing operations	$1.09	$0.79	$0.46
Loss from discontinued operations	(0.04)	(0.06)	(0.04)
Net earnings	$1.05	$0.73	$0.42

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

							Accumulated
							other compre-
	Common Stock		Additional				hensive	Total
	Issued shares	Amount	Paid-in capital	Retained earnings	Treasury		earnings (loss)	stockholders’ equity
					Shares	Amount

Balance, December 31, 2005	20,830	$208	$128,792	$123,952	4,003	$(54,704)	$—	$198,248
Components of comprehensive earnings:
Net earnings	—	—	—	7,280	—	—	—	7,280
Total comprehensive earnings								7,280

Stock-based compensation	—	—	1,697	—	—	—	—	1,697
Shares issued under stock plans	302	3	3,551	—	—	—	—	3,554
Balance, December 31, 2006	21,132	211	134,040	131,232	4,003	(54,704)	—	210,779
Components of comprehensive earnings:
Net earnings	—	—	—	12,659	—	—	—	12,659
Change in fair value of interest rate swap, net of tax of $41	—	—	—	—	—	—	(66)	(66)
Total comprehensive earnings								12,593

Adjustment to initially apply FIN 48	—	—	—	14,440	—	—	—	14,440
Stock-based compensation	—	—	1,726	—	—	—	—	1,726
Shares issued under stock plans	335	4	4,480	—	—	—	—	4,484
Balance, December 31, 2007	21,467	215	140,246	158,331	4,003	(54,704)	(66)	244,022
Components of comprehensive earnings:
Net earnings	—	—	—	18,705	—	—	—	18,705
Change in fair value of interest rate swap, net of tax of $226	—	—	—	—	—	—	(358)	(358)
Total comprehensive earnings								18,347

Stock-based compensation	—	—	3,195	—	—	—	—	3,195
Shares issued under stock plans	191	2	2,206	—	—	—	—	2,208
Balance, December 31, 2008	21,658	$217	$145,647	$177,036	4,003	$(54,704)	$(424)	$267,772

                See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$18,705	$12,659	$7,280
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	14,886	17,021	14,537
Provision for doubtful accounts	10,178	9,194	5,937
Equity in net (income) loss of affiliates	(471)	(287)	3,029
Minority interests	(1,986)	(377)	(24)
Impairment of assets	—	4,906	2,351
Stock-based compensation	3,195	1,726	1,697
Income tax benefit related to stock options exercised	812	1,122	896
Excess tax benefit related to stock options exercised	(564)	(973)	(895)
Restructuring	—	—	(191)
Gain on disposal of discontinued operation	(321)	—	—
(Gain) loss on disposal of property and equipment	(21)	(37)	50
Changes in assets and liabilities:
Accounts receivable, net	(11,318)	7,883	(19,059)
Other current assets	846	925	(274)
Other assets	371	333	332
Accounts payable	2,328	(3,895)	1,472
Accrued salaries and wages	4,952	(523)	103
Income taxes payable and deferred taxes	4,456	5,871	2,330
Accrued expenses	2,629	(2,486)	247
Deferred compensation	(19)	(1,053)	(326)
Net cash provided by operating activities	48,658	52,009	19,492
Cash flows from investing activities:
Additions to property and equipment	(18,502)	(9,989)	(14,854)
Purchase of marketable securities	(509)	(354)	(372)
Proceeds from sale/maturities of marketable securities	546	1,390	710
Investment in unconsolidated affiliate	—	(1,119)	—
Disposition of business	7,193	—	—
Purchase of businesses, net of cash acquired	(8,408)	(1)	(136,026)
Other, net	(406)	(871)	(486)
Net cash used in investing activities	(20,086)	(10,944)	(151,028)
Cash flows from financing activities:
Net change in revolving credit facility	(11,500)	(45,000)	113,500
Principal payments on long-term debt	(6,000)	(1,059)	(3,408)
Debt issuance costs	—	—	(892)
Cash contributed by minority interests	3,663	1,373	110
Exercise of employee stock options	1,809	3,483	2,658
Excess tax benefit related to stock options exercised	564	973	895
Net cash provided by (used in) financing activities	(11,464)	(40,230)	112,863
Net increase (decrease) in cash and cash equivalents	17,108	835	(18,673)
Cash and cash equivalents at beginning of year	10,265	9,430	28,103
Cash and cash equivalents at end of year	$27,373	$10,265	$9,430

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

(1)   Overview of Company and Summary of Significant Accounting Policies

    Overview of Company

RehabCare Group, Inc. (“the Company”) is a leading provider of program management services for inpatient rehabilitation and skilled nursing units, outpatient therapy programs and contract therapy services in conjunction with more than 1,200 hospitals, skilled nursing facilities, outpatient facilities and other long-term care facilities throughout the United States.  RehabCare also operates six rehabilitation hospitals and five long term acute care hospitals, which provide specialized acute care for medically complex patients.  The Company also provides other healthcare services including management consulting services to hospitals, physician groups and skilled nursing facilities and staffing services for therapists and nurses.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and all of its wholly owned subsidiaries, majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to current year presentation.  Such reclassifications primarily relate to the sale of RehabCare Rehabilitation Hospital – Permian Basin, a 38-bed inpatient rehabilitation hospital located in Midland, Texas (the “Midland hospital”).  The Company reclassified its condensed consolidated statements of earnings for the years ended December 31, 2007 and 2006 to show the results of operations for the Midland hospital as discontinued operations.

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

The Company classifies its debt and equity securities into one of three categories:  held-to-maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date.  Investments at December 31, 2008 and 2007 consist of noncurrent marketable equity and debt securities.  All noncurrent marketable securities are classified as trading, with all investment income, including unrealized gains or losses recognized in the consolidated statements of earnings.  Noncurrent marketable securities include assets held in trust for the Company’s deferred compensation plan that are not available for operating purposes.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

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

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“Statement 133”),  requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value.  In December 2007, the Company entered into an interest rate swap agreement to reduce the Company’s exposure to changes in interest rates on certain borrowings that bear interest at floating rates.  The swap agreement expires in December 2009.  This swap agreement has been designated as a cash flow hedge.  Therefore, the unrealized gains and losses resulting from the change in fair value of the swap contract have been reflected in other comprehensive income.  Realized gains and losses have been reclassified to interest expense in the period in which the related interest payments being hedged were made.  The Company has formally documented its hedging relationships, including identification of the hedging instruments and hedged items, as well as the Company’s risk management objectives and strategies for undertaking each hedge transaction.

Property and Equipment

Property and equipment are initially recorded at cost.  Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the related assets, principally: equipment – three to seven years; buildings – 39 years; and leasehold improvements – life of asset or life of lease, whichever is less. Upon retirement or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Repairs and maintenance are expensed as incurred.

Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“Statement 141”), the cost of acquired companies is allocated first to their identifiable assets, both tangible and intangible, based on estimated fair values.  The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.  Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“Statement 142”), goodwill and intangible assets with indefinite lives are not amortized to expense, but instead tested for impairment at least annually and any related losses recognized in earnings when identified.  See Note 7, “Goodwill and Other Intangible Assets,” for further discussion.  Other identifiable intangible assets with a finite life are amortized on a straight-line basis over their estimated lives.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“Statement 144”), addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of.  The Company reviews identified intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  If such events or changes in circumstances are present, an impairment loss would be recognized if the sum of the expected future net cash flows was less than the carrying amount of the asset.  See Note 5, “Property and Equipment,” for additional information.

Disclosure About Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, marketable securities, accounts payable, an interest rate swap agreement and long-term debt.  The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short-term nature.   The carrying value of long-term debt at December 31, 2008 and 2007 approximates fair value based on quoted market prices obtained from independent pricing sources for borrowings with comparable maturities.  The Company’s marketable securities and interest rate swap agreement are recorded at fair value.  See Note 18, “Fair Value Measurements,” for additional information.

Revenue Recognition

In the Company’s program management services segment, the Company derives a significant majority of its revenues from fees paid directly by healthcare providers (i.e., acute care hospitals and skilled nursing facilities) rather than through payment or reimbursement by government or other third-party payers.  Revenues are generally recognized as services are provided to patients based on the contractually agreed upon rate per unit of service, rate per patient discharge, a negotiated patient per diem rate, or a negotiated fee schedule based on the type of service rendered.  The Company’s inpatient business also accrues revenues at the end of each period for services provided to patients that have not been discharged by the period end based on the number of patient days completed as a percentage of the average length of stay for the facility under contract.

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

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

In estimating the discounts for contractual allowances, the Company reduces its gross patient receivables to the estimated amount that will be recovered for the service rendered based upon previously agreed to rates with the payer.  These estimates are regularly reviewed for accuracy by taking into consideration Medicare reimbursement rules and known changes to payer contract terms, laws and regulations and payment history.  If such information indicates that the Company’s allowances are overstated or understated, the Company reduces or provides for additional allowances as appropriate in the period in which such a determination is made.

In 2007, the Company recorded favorable net settlements of prior year Medicare and Medicaid cost reports which resulted in an aggregate increase in revenues of $1.4 million.  The Company did not record any material revenue adjustments for prior year cost reports in 2008 or 2006.

Health, Workers Compensation and Professional Liability Insurance Accruals

The Company maintains an accrual for health, workers compensation and professional liability claim costs that are partially self-insured and are classified in accrued salaries and wages (health insurance) and accrued expenses (workers compensation and professional liability).  The Company determines the adequacy of these accruals by periodically evaluating historical experience and trends related to claims and payments based on actuarial computations and industry experiences and trends.  At December 31, 2008, the balances for accrued health, workers compensation and professional liability were $5.4 million, $4.6 million and $6.2 million, respectively.  At December 31, 2007, the balances for accrued health, workers compensation and professional liability were $5.4 million, $3.9 million and $6.1 million, respectively.

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“Statement 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these items reported in earnings at each subsequent reporting date.  The Company adopted this statement on January 1, 2008 and has elected not to apply the fair value option to any items not already carried at fair value in accordance with other accounting standards, so the adoption of Statement 159 did not impact the Company’s consolidated financial statements.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”).  Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  Statement 141(R) will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company’s adoption of Statement 160 will result in changes to the presentation of noncontrolling interests within the Company’s consolidated financial statements.

Statement 141(R) replaces Statement 141’s cost-allocation process.  Statement 141 required the acquirer to include acquisition-related costs (such as finder’s fees and legal fees) in the cost of the acquisition.  Statement 141(R) requires those costs to be expensed in the periods incurred.  The Company will be adopting Statement 141(R) effective January 1, 2009.  In the first quarter of 2009, the Company will expense approximately $0.1 million of acquisition-related costs that were deferred as of December 31, 2008 because the acquisitions were still in process.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (“Statement 161”), which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Statement 161 will be effective for the Company beginning in 2009.  The adoption of this statement is expected to expand the Company’s disclosures about derivatives held by the Company.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FSP FAS 142-3 also expands the disclosure requirements of Statement 142.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date.  The adoption of FSP FAS 142-3 in the first quarter of 2009 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“Statement 128”).  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of FSP EITF 03-6-1 in the first quarter of 2009 is not expected to have an impact on the Company’s consolidated financial statements.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

(2)          Stock-Based Compensation

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

	Year Ended December 31,
	2008	2007	2006

Share-based compensation expense	$3,195	$1,726	$1,697
Income tax benefit	1,235	667	656

The Company has various incentive plans that provide long-term incentive and retention awards.  These awards include stock options and restricted stock awards.  At December 31, 2008, a total of 596,178 shares were available for future issuance under the plans.  The Company generally issues new shares of common stock to satisfy stock option exercises and restricted stock award vestings.

Stock Options

Stock options may be granted for a term not to exceed 10 years and must be granted within 5 years from the adoption of the current equity incentive plan.  All of the unvested stock options currently outstanding become fully exercisable after four years from date of grant.  The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model.  Estimates of fair value may not equal the value ultimately realized by those who receive equity awards.  The assumptions used to estimate fair value are noted in the following table.  No options were granted in 2008 or 2007.  The Company uses the historical volatility of the Company’s stock and other factors to estimate expected volatility.  The expected term of options is based on historical data and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of participants exhibiting different behavior.  The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	Year Ended December 31,
	2008	2007	2006

Expected volatility	N/A	N/A	33%
Expected dividends	N/A	N/A	0%
Expected term (in years)	N/A	N/A	6-8
Risk-free rate	N/A	N/A	4.3%-4.7%

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

The following table provides a summary of stock options outstanding as of December 31, 2008 and changes during the year then ended:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Life (yrs)	(millions)

Outstanding at January 1, 2008	1,483,610	$23.15
Granted	—	—
Exercised	(155,550)	11.63
Forfeited or expired	(353,321)	25.62
Outstanding at December 31, 2008	974,739	$24.10	4.2	$0.3
Exercisable at December 31, 2008	959,739	$24.18	4.2	$0.3

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 was $8.72.  The total intrinsic values of options exercised during the years ended December 31, 2008, 2007 and 2006 were approximately $1.4 million, $2.5 million and $2.3 million, respectively.

A summary of the status of the Company’s nonvested stock options as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at January 1, 2008	176,537	$10.02
Granted	—	—
Vested	(84,743)	9.77
Forfeited	(76,794)	10.74
Nonvested at December 31, 2008	15,000	$ 7.78

As of December 31, 2008, there was approximately $0.1 million of unrecognized compensation cost related to nonvested options.  Such cost is expected to be recognized over a weighted-average period of 1.2 years.

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

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

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

The following table provides a summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2008 and the changes during the year ended December 31, 2008:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at January 1, 2008	254,760	$16.14
Granted	257,262	21.71
Vested	(35,000)	22.01
Forfeited	(78,280)	17.75
Nonvested at December 31, 2008	398,742	$18.90

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2008, 2007 and 2006 was $21.71, $15.20 and $18.35, respectively.   As of December 31, 2008, there was approximately $4.0 million of unrecognized compensation cost related to nonvested restricted stock awards.  Such cost is expected to be recognized over a weighted-average period of 1.5 years.

(3)         Marketable Securities

Noncurrent marketable securities at December 31, 2008 and 2007 consist primarily of marketable equity securities ($1.2 million and $1.7 million at December 31, 2008 and 2007, respectively), corporate and government bonds ($1.0 million and $1.1 million at December 31, 2008 and 2007, respectively) and money market securities ($0.6 million and $0.7 million at December 31, 2008 and 2007, respectively) held in trust under the Company’s deferred compensation plan.

(4)         Allowance for Doubtful Accounts

Accounts receivable is reported net of the allowance for doubtful accounts.  Activity in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Balance at beginning of year	$16,266	$14,355	$7,936
Provisions for doubtful accounts	9,643	9,194	5,937
Acquisitions	17	1,472	4,025
Accounts written off, net of recoveries	(6,446)	(8,755)	(3,543)
Balance at end of year	$19,480	$16,266	$14,355

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

In 2008, the Company also recorded a $535,000 provision for doubtful accounts related to its note receivable from Signature Healthcare Foundation.  See Note 21 for further information.

 (5)         Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2008	2007

Equipment	$58,163	$48,822
Land	1,010	1,046
Buildings and leasehold improvements	27,599	19,092
	86,772	68,960
Less accumulated depreciation	48,921	39,255
	$37,851	$29,705

Under Statement 144, a long-lived asset should be tested for recoverability and possible impairment whenever events or changes in circumstances indicate that the asset might be impaired.  In 2006, the Company decided to abandon an internal software development project it began in 2004.  Because of cost overruns, this project was put on hold in 2005 with the intention of restarting the project at a later date.  Following the hiring of a new chief information officer in the fourth quarter of 2006 and a complete review of the Company’s software applications and platforms, the Company decided that this project would not meet the needs of the business and any additional costs necessary to make the application functional would be in excess of the anticipated benefit to be derived.  As a result, the Company recognized an impairment loss of $2,351,000 in the fourth quarter of 2006 to write off the entire carrying value of the previously capitalized software development costs.

(6)         Business Combinations

Effective June 1, 2008, the Company acquired an 80% equity interest in The Specialty Hospital, LLC for approximately $8.8 million, which includes the costs of executing the acquisition.  The Company accounted for this acquisition under the purchase method of accounting in accordance with Statement 141.  The Specialty Hospital is a 24-bed long-term acute care hospital located on the grounds of Floyd Medical Center in Rome, Georgia.  Floyd Healthcare Resources, Inc. has retained a 20% interest in the hospital.  In connection with this transaction, the Company recorded $6.8 million in intangible assets, consisting primarily of goodwill.   No adjustments to the purchase price allocation are anticipated in future periods.

Effective July 1, 2006, the Company acquired all of the outstanding limited liability company membership interests of Symphony Health Services, LLC (“Symphony”) at a cost of approximately $109.9 million, which includes costs of executing the transaction and an adjustment based on acquired working capital levels.  Symphony is a leading provider of contract therapy services.  In connection with this transaction, the Company recorded $80.1 million in intangible assets, consisting primarily of goodwill and customer contracts and relationships.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

The Company recognized employee termination costs and lease exit costs associated with exiting certain Symphony pre-acquisition activities as liabilities assumed in the acquisition and included in the allocation of the purchase price for Symphony.  The following table provides a roll-forward of the liability for accrued exit costs from the acquisition date through December 31, 2008 (amounts in millions):

	Employee	Lease	Total
	Termination	Exit	Exit
	Costs	Costs	Costs
Balance, July 1, 2006	$4.2	$1.6	$5.8
Payments	(1.8)	(0.4)	(2.2)
Balance, December 31, 2006	2.4	1.2	3.6
Change in purchase price allocation	(0.2)	0.1	(0.1)
Payments	(2.2)	(0.8)	(3.0)
Balance, December 31, 2007	—	0.5	0.5
Payments	—	(0.3)	(0.3)
Balance, December 31, 2008	$—	$0.2	$0.2

Effective July 1, 2006, the Company acquired the assets of Memorial Rehabilitation Hospital in Midland, Texas for approximately $8.6 million, which includes costs of executing the acquisition. Memorial Rehabilitation Hospital is a 38-bed freestanding inpatient rehabilitation hospital.  RehabCare had provided program management services to the hospital since the facility first opened in 1988.  In connection with this transaction, the Company recorded $8.5 million in intangible assets, consisting primarily of goodwill and noncompete agreements.  As further discussed in Note 8, effective August 30, 2008, the Company sold certain assets of this hospital and discontinued its operations.

Effective June 1, 2006, the Company purchased substantially all of the assets of Solara Hospital of New Orleans (now known as “Louisiana Specialty Hospital”) for approximately $19.5 million, which includes costs of executing the acquisition.  Louisiana Specialty Hospital is a 44-bed long-term acute care hospital with approximately 120 employees, located on the seventh floor of West Jefferson Medical Center in Marrero, LA.  In connection with this transaction, the Company recorded $17.6 million in intangible assets, consisting primarily of goodwill and a Medicare exemption.

The results of operations of The Specialty Hospital, Symphony, Memorial Rehabilitation Hospital and Louisiana Specialty Hospital have been included in the Company’s financial statements prospectively beginning on the dates of acquisition.

(7)         Goodwill and Other Intangible Assets

In accordance with the provisions of Statement 142, the Company performs an annual test of impairment for goodwill and other indefinite lived intangible assets.  The impairment analysis is performed more frequently if events or changes in circumstances indicate that the carrying amount of such assets may exceed fair value.

Under Statement 142, intangible assets with indefinite lives are not amortized but must be reviewed for impairment annually and whenever events or changes in circumstances indicate that the asset might be impaired.  If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statement of earnings in an amount equal to the excess carrying value.  The Company performed a test for impairment for goodwill and other indefinite lived intangible assets as of December 31, 2008, 2007 and 2006.  Based upon the results of the tests performed, no impairment of goodwill or other intangible assets with indefinite useful lives was identified in 2008 or 2006; however, in 2007, the Company recognized an impairment loss of $4.9 million to reduce the carrying value of the Medicare exemption it acquired in the June 1, 2006 acquisition of the assets of Louisiana Specialty Hospital, the Company’s LTACH in New Orleans, Louisiana.  This hospital had been grandfathered and statutorily exempt from the so-called 25% Rule.  The 25% Rule limits LTACH prospective payment system (“PPS”) paid admissions from a single referral source to 25%.  Admissions beyond the 25% threshold would be paid using lower inpatient PPS rates.  On May 1, 2007, the Centers for Medicare and Medicaid Services (“CMS”) released a rule extending the 25% Rule to all LTACHs, including those LTACHs that had previously operated under a statutory exemption.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

As part of the purchase price allocation for Louisiana Specialty Hospital, the Company initially recorded the value of the statutory exemption as an indefinite-lived intangible asset at its estimated acquisition date fair value of $5.4 million.  The Company determined that the issuance of the May 1, 2007 rule by CMS resulted in a triggering event during the second quarter of 2007 that required the useful life of the statutory exemption intangible asset to be reassessed as finite-lived and a corresponding impairment analysis to be performed.  Based on that analysis, the Company recognized an impairment loss of $4.9 million in the second quarter of 2007 in the hospitals segment to reduce the carrying value of this intangible asset to its revised estimate of fair value based on the impact of the change in regulations.  This reduced carrying value represents the asset’s new cost basis for financial reporting purposes.  The Company computed the fair value of the statutory exemption intangible asset using a present value technique and the Company’s projections of cash flow expected to be generated over the intangible asset’s remaining estimated useful life.  Starting on May 1, 2007, the Company began amortizing the remaining $0.5 million carrying value of the intangible asset on a straight-line basis over the asset’s remaining estimated useful life.  As of December 31, 2008 and 2007, the intangible asset had a remaining carrying value of approximately $0.2 million and $0.3 million, respectively.

On December 29, 2007, the 2007 Medicare, Medicaid and SCHIP Extension Act was signed into law.  The Act provides that the 25% Rule will not be applied to grandfathered LTACHs, such as the Company’s LTACH in New Orleans, through at least December 31, 2010.  Statement 142 prohibits the reversal of the Company’s previously recognized $4.9 million impairment loss.

In March 2007, the Company and St. Luke’s Episcopal-Presbyterian Hospitals (“St. Luke’s Hospitals”) formed a jointly-owned entity, St. Luke’s Rehabilitation Hospital, LLC, which began developing a new 35-bed rehabilitation hospital facility in St. Louis, Missouri.  In December 2008, St. Luke’s Rehabilitation Hospital completed construction of the new facility and acquired the assets of St. Luke’s Hospitals’ existing 16-bed acute rehabilitation unit (“ARU”) in exchange for St. Luke’s Hospitals’ minority interest in the new entity.  The operations of the existing ARU were relocated to the new 35-bed hospital facility.  The Company maintains a controlling ownership interest in St. Luke’s Rehabilitation Hospital, LLC.  This transaction did not qualify as the purchase of a “business” based on the guidance in Statement 141 and Emerging Issues Task Force (“EITF”) Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.”  Therefore, under the guidance in Statement 142, the cost of the assets acquired from St. Luke’s Hospitals were allocated to the individual assets acquired based on their relative fair values and no goodwill arose from the transaction.

At December 31, 2008 and 2007, the Company had the following intangible asset balances (in thousands of dollars):

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

	December 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing Intangible Assets:
Noncompete agreements	$1,850	$(1,261)	$4,460	$(1,449)
Customer contracts and relationships	23,096	(10,042)	23,096	(7,508)
Trade names	9,683	(1,929)	8,773	(1,276)
Medicare exemption	454	(227)	454	(113)
Market access assets	5,720	(24)	—	—
Certificates of need	142	(28)	—	—
Lease arrangements	905	(205)	905	(125)
Total	$41,850	$(13,716)	$37,688	$(10,471)

Non-amortizing Intangible Assets:
Trade names	$810		$810

The market access assets were acquired in the transaction with St. Luke’s Hospitals noted above.  The assets were valued using a discounted cash flows analysis under the income approach.  The estimated value of the market access assets is attributable to the Company’s ability to gain access to and penetrate the former facility’s historical patient market.

Amortizing intangible assets have the following weighted average useful lives as of December 31, 2008:  noncompete agreements – 4.0 years; contractual customer relationships – 6.9 years; amortizing trade names – 15.6 years; Medicare exemption – 2.0 years; market access assets – 19.9 years; certificates of need – 2.4 years; and lease arrangements – 9.8 years.

Amortization expense incurred by continuing operations was approximately $3.7 million, $3.7 million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Estimated annual amortization expense for the next 5 years is: 2009 – $3.9 million; 2010 – $3.5 million; 2011 – $2.9 million; 2012 – $2.4 million and 2013 – $2.2 million.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	Contract			Other Healthcare
	Therapy	HRS (a)	Hospitals	Services	Total
Balance at December 31, 2006	$65,911	$39,715	$45,227	$16,587	$167,440
Purchase price adjustments
and allocations	2,548	—	12	(1,483)	1,077
Balance at December 31, 2007	68,459	39,715	45,239	15,104	168,517
Acquisitions	—	—	6,414	—	6,414
Dispositions	—	—	(3,566)	—	(3,566)
Balance at December 31, 2008	$68,459	$39,715	$48,087	$15,104	$171,365

(a)	Hospital Rehabilitation Services (HRS).

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

(8)         Disposition and Discontinued Operation

Effective August 30, 2008, the Company completed the sale of equipment, goodwill, other intangible assets and certain related assets associated with its 38-bed inpatient rehabilitation hospital located in Midland, Texas (the “Midland hospital”) to HealthSouth Corporation for $7.2 million less direct selling costs.  This transaction was the result of a strategic review of the Midland-Odessa market.  Simultaneous with the sale, the Midland hospital transferred its operations and remaining patients to HealthSouth’s rehabilitation hospital also located in the Midland-Odessa area.  In connection with this transaction, the Company recognized a pre-tax gain related to the disposal of the Midland hospital assets of approximately $0.3 million in 2008.

The Midland hospital had been a component of the Hospital reporting unit since mid-2006, and its operations were integrated into the Hospital reporting unit.  Accordingly, the Company determined an appropriate allocation of goodwill for the Midland hospital based on its fair value relative to the overall fair value of the Hospital reporting unit.  The Company used a discounted cash flow technique to determine fair value, which resulted in approximately $3.6 million of goodwill being allocated to the Midland hospital.  Summarized below are the carrying amounts of the assets and liabilities of the Midland hospital that were sold effective August 30, 2008 (in thousands):

Assets:
Property and equipment, net	$18
Goodwill	3,566
Intangible assets, net	2,154
Total assets	$5,738

Liabilities:
Accrued salaries and wages	$7
Total liabilities	$7

The Midland hospital has been classified as a discontinued operation pursuant to the requirements of FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The operating results for this discontinued operation are shown in the following table (in thousands).  No interest expense has been allocated.

	2008	2007	2006

Operating revenues	$3,962	$7,125	$3,231
Costs and expenses	5,471	8,791	4,477
Operating loss from discontinued operations	(1,509)	(1,666)	(1,246)
Gain on disposal of assets of discontinued operations	321	—	—
Income tax benefit	463	619	541
Loss from discontinued operations	$(725)	$(1,047)	$(705)

At September 30, 2008, the Company remained a party to an operating lease agreement for the Midland hospital building with a term ending in 2013.  As a result of finding a new tenant, the landlord agreed to terminate the Company’s lease agreement in October 2008.  In connection with exiting the Midland hospital building, the Company incurred a total pre-tax charge of $1.1 million in the third quarter of 2008 to recognize a $0.7 million liability for broker fees and other fees associated with terminating the lease agreement and a $0.4 million loss to write-down the remaining fixed assets to their estimated fair value.  Payments to settle the liability were completed in 2008.  The $1.1 million charge is included in the $0.3 million net gain on the disposal of the Midland hospital assets.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

(9)         Long-Term Debt

On June 16, 2006, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., Harris, N.A., General Electric Capital Corporation, National City Bank, U.S.  Bank National Association, SunTrust Bank and Comerica Bank, as participating banks in the lending group.  The Amended and Restated Credit Agreement is a $175 million, five-year revolving credit facility that is expandable to $225 million upon the Company’s request, subject to the approval of the lending group and subject to continuing compliance with the terms of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains administrative covenants that are ordinary and customary for similar credit facilities.  The credit facility also includes financial covenants, including requirements for us to comply on a consolidated basis with a maximum ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum ratio of total funded debt to EBITDA and a minimum ratio of adjusted EBITDA to fixed charges.  As of December 31, 2008, the Company was in compliance with all debt covenants.  The annual commitment fees and interest rates to be charged in connection with the credit facility and the outstanding principal balance are variable based upon the Company’s consolidated leverage ratios.

As of December 31, 2008, the Company had approximately $7.2 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount the Company may borrow under its line of credit.  As of December 31, 2008, after consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $90.7 million.

As of December 31, 2008 and 2007, long-term borrowings, including the current portion of long-term debt, were as follows (dollars in thousands):

	December 31,
	2008	2007

Borrowings under revolving credit facility; maturity date of June 16, 2011	$57,000	$68,500

Promissory note issued to sellers of Louisiana Specialty Hospital; stated interest rate of 7.5%; principal balance due on May 31, 2008	—	3,000

Promissory note issued to sellers of MeadowBrook; stated interest rate of 6%; principal payments due in semi-annual installments with the final payment due on August 1, 2008	—	3,000
	57,000	74,500
Less: current portion	—	(9,500)
	$57,000	$65,000

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

Borrowings under the credit facility are collateralized by substantially all of the Company’s assets and bear interest at either the lender’s prime rate or the London Interbank Offered Rate (“LIBOR”), at the Company’s option, plus applicable margins.  Our LIBOR contracts can vary in length from 30 to 180 days.  On December 28, 2007, the Company entered into an interest rate swap related to a portion of these borrowings.  The swap effectively fixes the interest rate on $25 million of the borrowings at 4.0% plus applicable margins.  After consideration of the swap, the weighted average interest rate on all borrowings under the credit facility was 3.2% at December 31, 2008.

The interest rate swap agreement expires in December 2009.  The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate (LIBOR).  The fair value of this swap agreement was recorded in the consolidated balance sheets as a liability of $0.7 million and $0.1 million at December 31, 2008 and 2007, respectively.  The unrealized losses resulting from the change in the fair value of the interest rate swap have been reflected in other comprehensive income.  Over the next 12 months, the Company expects to reclassify approximately $0.7 million of these losses from accumulated other comprehensive income to interest expense as the related interest payments being hedged are made.

The Company’s long-term debt is scheduled to mature as follows (amounts in thousands):

2009	$—
2010	—
2011	57,000
2012	—
2013	—
Total	$57,000

Interest paid for 2008, 2007 and 2006 was $4.4 million, $7.6 million and $5.2 million, respectively. Included in the interest paid amounts are commitment fees on the unused portion of the revolving credit facility of $0.3 million, $0.2 million and $0.2 million for 2008, 2007 and 2006, respectively.

(10)        Stockholders’ Equity

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

The rights are not exercisable or transferable until a person or affiliated group acquires beneficial ownership of 20% or more of the Company’s common stock or commences a tender or exchange offer for 20% or more of the stock, without the approval of the board of directors. In the event that a person or group actually acquires 20% or more of the Company’s stock, each holder of rights (other than the person consummating the transaction) will have the right to receive upon exercise of the rights shares of the Company’s common stock at one-half of the then-current market price per  share  of  the stock.  In addition, in the event that the Company consolidates or merges with another entity or the Company sells or otherwise transfers 50% or more of its consolidated assets or earnings power, each holder of rights (other than the person consummating the transaction) will have the right to receive upon exercise of the rights shares of the surviving or purchasing entity’s common stock at one-half of the then-current market price of the stock.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

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

(11)        Earnings per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Numerator:
Earnings from continuing operations	$19,430	$13,706	$7,985
Loss from discontinued operations	(725)	(1,047)	(705)
Net earnings	$18,705	$12,659	$7,280

Denominator:
Basic weighted average common shares outstanding	17,583	17,226	17,008
Effect of dilutive securities:
stock options and restricted stock awards	215	233	235
Diluted weighted average common shares outstanding	17,798	17,459	17,243

Basic earnings per common share:
Earnings from continuing operations	$1.11	$0.80	$0.47
Loss from discontinued operations	(0.05)	(0.07)	(0.04)
Net earnings	$1.06	$0.73	$0.43

Diluted earnings per common share:
Earnings from continuing operations	$1.09	$0.79	$0.46
Loss from discontinued operations	(0.04)	(0.06)	(0.04)
Net earnings	$1.05	$0.73	$0.42

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

For fiscal 2008, 2007 and 2006, outstanding stock options totaling approximately 0.9 million, 1.3 million and 1.4 million potential shares, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

(12)        Employee Benefits

The Company has an Employee Savings Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees.  All employees who are at least 21 years of age are immediately eligible to participate in the plan.  Each participant may contribute from 2% to 20% of his or her annual compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is nondiscriminatory.  Contributions made by the Company to the Employee Savings Plan are at rates of up to 50% of the first 4% of employee contributions.  Expense in connection with the Employee Savings Plan for 2008, 2007 and 2006 totaled $4.0 million, $3.9 million and $2.7 million, respectively.

The Company maintains nonqualified deferred compensation plans for certain employees.  Due to changes in the Internal Revenue Code impacting deferred compensation arrangements, the Company froze its plan, which became ineligible to receive future deferrals, on December 31, 2004.  To ensure compliance with Internal Revenue Code section 409A, a new plan was developed and implemented on July 1, 2005.  Under the 2005 plan, participants may defer up to 70% of their base salary and up to 70% of their cash incentive compensation.  Amounts for both plans are held by a trust in investments that are designated by participants but remain the property of the Company until distribution.  At December 31, 2008 and 2007, $2.8 million and $3.6 million, respectively, were payable under the nonqualified deferred compensation plans and approximated the value of the trust assets owned by the Company.

(13)        Commitments

The Company is obligated under non-cancelable operating leases for the facilities that support the Company’s hospitals, administrative functions and other operations.  Future minimum lease payments at December 31, 2008 for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (amounts in thousands):

2009	$13,344
2010	13,961
2011	13,429
2012	13,166
2013	13,122
Thereafter	111,622
Total	$178,644

Rent expense for 2008, 2007 and 2006 was approximately $12.9 million, $12.2 million and $10.1 million, respectively.   As of December 31, 2008, the Company expected to receive future minimum rentals under noncancelable subleases of approximately $3.0 million.

The Company was not a party to any material open construction contracts as of December 31, 2008.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

(14)        Income Taxes

The components of income tax expense (benefit), excluding discontinued operations, are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Federal – current	$7,111	$1,485	$6,663
Federal – deferred	3,329	6,493	(975)
State	1,535	120	442
	$11,975	$8,098	$6,130

A reconciliation between expected income taxes, computed by applying the statutory Federal income tax rate of 35% to earnings from continuing operations before income taxes, and actual income tax is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Expected income taxes	$10,992	$7,631	$4,940
Tax effect of interest income from municipal bond obligations exempt from federal taxation	(1)	(8)	(72)
State income taxes, net of federal income tax benefit	974	160	152
Increase in valuation allowance	—	—	1,091
Other, net	10	315	19
	$11,975	$8,098	$6,130

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$5,439	$3,838
Accrued insurance, vacation, bonus and deferred compensation	8,348	9,890
Net operating loss carryforward/capital loss carryforward	184	2,405
Stock based compensation	1,993	1,176
Other	4,717	3,843
Total gross deferred tax assets	20,681	21,152
Valuation allowance	(75)	(350)
Net deferred tax assets	20,606	20,802

Deferred tax liabilities:
Acquired goodwill and intangibles	10,500	6,971
Depreciation and amortization	1,913	1,807
Other	1,623	1,536
Total deferred tax liabilities	14,036	10,314
	$6,570	$10,488

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

At December 31, 2008, RehabCare had unused state net operating loss carryforwards and federal capital loss carryforwards which resulted in a deferred tax asset of $184,000.  These carryforwards expire on various dates between 2009 and 2026.

The Company is required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that the Company will not realize a portion of its deferred tax assets and that a valuation allowance of $0.1 million and $0.4 million was necessary as of December 31, 2008 and 2007, respectively.  For the years ended December 31, 2008, 2007, and 2006, the net increases (decreases) in the valuation allowance were $0.3 million, $(15.5) million, and $1.1 million, respectively. The valuation allowance decrease in 2007 primarily relates to the Company’s adoption of FASB Interpretation No.  48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

The Company adopted the provisions of FIN 48 on January 1, 2007.  This Interpretation requires financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  Based on the accounting standards that existed prior to FIN 48, the Company had not recognized a $14.4 million potential tax benefit in its financial statements at December 31, 2006 for the losses incurred in connection with the Company’s former investment in InteliStaf.  In accordance with the provisions of FIN 48, the Company evaluated the technical merits of its uncertain tax positions.  The Company believes it will more likely than not obtain a tax deduction for the full amount of the losses incurred on its investment in InteliStaf.  Based on that evaluation, the Company recorded a $14.4 million reduction in its liability for unrecognized tax benefits and a $14.4 million increase to its January 1, 2007 balance of retained earnings to recognize the cumulative effect of applying FIN 48.  This cumulative-effect adjustment represents the difference between the net amount of assets and liabilities recognized in the statement of financial position prior to the application of FIN 48 and the net amount of assets and liabilities recognized as a result of applying FIN 48.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Balance at beginning of year	$308	$396
Increase as a result of tax positions taken in prior years	7	136
Increase as a result of tax positions taken in the current year	212	20
Lapse of applicable statute of limitations	(79)	(244)
Balance at end of year	$448	$308

As of December 31, 2008, the Company had approximately $0.4 million of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate.  The Company currently does not expect any significant changes to unrecognized tax positions within the next twelve months.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

The Company’s practice is to recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of selling, general and administrative expenses.

RehabCare and its subsidiaries file income tax returns for U.S. federal income taxes and various state income taxes.  The Company is no longer subject to U.S. federal income tax examination for years prior to 2005 by virtue of the statute of limitations.  The Company’s 2006 federal income tax return is currently being examined by the IRS.

Income taxes paid by the Company for 2008, 2007 and 2006 were $6.7 million, $0.5 million and $2.4 million, respectively.

(15)        Investments in Unconsolidated Affiliates

On February 2, 2004, the Company consummated a transaction with InteliStaf Holdings, Inc. (“InteliStaf”) pursuant to which InteliStaf acquired all of the outstanding common stock of the Company’s StarMed staffing business in exchange for approximately 25% of the common stock of InteliStaf on a fully diluted basis.  The Company recorded its initial investment in InteliStaf at its fair value of $40 million, as determined with the assistance of a third party valuation firm.  During 2005, InteliStaf incurred significant operating losses even though the healthcare staffing industry as a whole showed signs of recovery.  The Company reviewed its investment for impairment in accordance with requirements of APB Opinion No.  18.  “The Equity Method of Accounting for Investments in Common Stock.”  Based on this review, the Company concluded that an other than temporary decline in the value of the Company’s investment had occurred in the fourth quarter of 2005.  This impairment combined with the Company’s share of InteliStaf’s operating losses reduced the carrying value of the Company’s investment in InteliStaf to $2.8 million at December 31, 2005.

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

The following is a summary of InteliStaf’s results of operations for the period from January 1, 2006 to February 28, 2006 (dollars in thousands):

January 1 to
February 28,
2006(1)
(unaudited)
Net operating revenues	$43,113
Operating loss	(727)
Net loss	(1,465)

(1)
The Company abandoned its shares in InteliStaf on March 3, 2006.  Financial statements as of that date were not readily available.  Accordingly, the Company has presented financial information through February 28, 2006.  The Company does not believe that financial information for InteliStaf through March 3, 2006 would be materially different than the information reported above.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

In January 2005, the Company paid $3.6 million for a 40% equity interest in Howard Regional Specialty Care, LLC (“HRSC”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana.  The Company uses the equity method to account for its investment in HRSC.  The value of the Company’s investment in HRSC at the transaction date exceeded its share of the book value of HRSC’s stockholders’ equity by approximately $3.5 million.  This excess is being accounted for as equity method goodwill.  In February 2007, the Company invested an additional $1.1 million of cash in HRSC, and the majority owner invested an additional $1.7 million.  HRSC used these funds to meet its working capital needs and to acquire an outpatient rehabilitation business in Kokomo.  The carrying value of the Company’s investment in HRSC was $4.8 million and $4.7 million at December 31, 2008 and 2007, respectively.

(16)        Severance and Restructuring Costs

In 2008, the Company eliminated approximately 60 corporate and division support positions in an effort to better align the Company’s support functions and reduce corporate and division overhead.   In connection with these efforts, the Company recognized a pre-tax charge of $2.3 million for employee severance costs including costs incurred under pre-existing severance plans.  This charge is reflected on the corporate and division selling, general and administrative expense lines of the Company’s consolidated statement of earnings for 2008.  The following table provides a roll-forward of the liability for accrued severance costs from January 1, 2008 through December 31, 2008 (amounts in millions):

Employee
Severance
Costs
Balance, January 1, 2008	$—
Accrual for severance costs	2.3
Payments	(0.9)
Balance, December 31, 2008	$1.4

As reported in Note 15, the Company sold its StarMed staffing division to InteliStaf on February 2, 2004.  In connection with this sale, the Company initiated a series of restructuring activities to reduce the cost of corporate overhead that had previously been absorbed by the staffing division.  All restructuring activities were completed by December 31, 2005 except for the payment of lease exit costs related to corporate office space that the Company ceased using in 2004.  However, in June 2006, as a result of increased corporate headquarters staffing to support recent acquisitions, the Company made the decision to begin using the office space again.  As a result, the Company reversed the remaining restructuring reserve of $191,000 to income in 2006.

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

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $510,000, $457,000 and $392,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short.  The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

(18)        Fair Value Measurements

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

The following table sets forth the information required by Statement 157 for the Company’s financial assets and financial liabilities which are measured at fair value on a recurring basis (amounts in thousands):

		Fair Value Measurements at December 31, 2008 Using:
	Carrying value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$2,810	$2,810	$—	$—
Interest rate swap	(692)	—	(692)	—
Total	$2,118	$2,810	$(692)	$—

The Company uses an income approach to value its liability for the outstanding interest rate swap agreement, which is discussed further in Note 9.  The fair value of the swap is estimated using a discounted cash flow model that takes into account observable inputs including the contractual terms of the swap and current market information as of the reporting date such as prevailing interest rates.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

(19)        Industry Segment Information

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

	Operating Revenues			Operating Earnings (Loss)
	2008	2007	2006	2008	2007	2006
Program management:
Contract therapy	$426,821	$400,761	$331,603	$23,905	$6,018	$(2,567)
Hospital rehabilitation services	165,658	164,102	179,798	21,997	22,893	23,661
Program management total	592,479	564,863	511,401	45,902	28,911	21,094
Hospitals	112,525	96,001	73,870	(13,903)	(1,972)	1,889
Other healthcare services	39,971	44,629	26,859	682	1,696	1,400
Less intercompany revenues (1)	(1,878)	(944)	(568)	N/A	N/A	N/A
Unallocated asset impairment (2)	N/A	N/A	N/A	—	—	(2,351)
Unallocated corporate expenses (3)	N/A	N/A	N/A	—	—	(22)
Restructuring charge	N/A	N/A	N/A	—	—	191
Total	$743,097	$704,549	$611,562	$32,681	$28,635	$22,201

	Depreciation and Amortization			Capital Expenditures
	2008	2007	2006	2008	2007	2006
Program management:
Contract therapy	$6,371	$8,304	$6,661	$3,801	$2,509	$4,675
Hospital rehabilitation services	2,641	4,104	4,740	1,032	442	1,403
Program management total	9,012	12,408	11,401	4,833	2,951	6,078
Hospitals	5,094	3,657	2,621	13,604	6,824	8,686
Other healthcare services	526	517	292	65	214	90
Total	$14,632	$16,582	$14,314	$18,502	$9,989	$14,854

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

	Total Assets			Unamortized Goodwill
	as of December 31,			as of December 31,
	2008	2007	2006	2008	2007	2006
Program management:
Contract therapy	$174,560	$175,589	$189,338	$68,459	$68,459	$65,911
Hospital rehabilitation services	115,044	105,292	110,800	39,715	39,715	39,715
Program management total	289,604	280,881	300,138	108,174	108,174	105,626
Hospitals (4)	118,267	93,659	92,681	48,087	45,239	45,227
Other healthcare services	30,535	34,020	35,477	15,104	15,104	16,587
Total	$438,406	$408,560	$428,296	$171,365	$168,517	$167,440

(1)	Intercompany revenues represent sales of services, at market rates, between the Company’s operating segments.

(2)
Represents an impairment charge associated with the abandonment of a fixed asset that was never placed in service.  This fixed asset relates to an internal software development project.  See Note 5 for additional information.

(3)	Represents certain expenses associated with the StarMed staffing business, which was sold on February 2, 2004.

(4)	Hospitals segment total assets include the carrying value of the Company’s investment in HRSC.

(20)        Quarterly Financial Information (Unaudited)

The following tables present the Company’s quarterly financial data.

	Quarter Ended
2008	December 31	September 30	June 30	March 31
	(in thousands, except per share data)

Operating revenues	$194,178	$182,626	$183,919	$182,374
Operating earnings	9,375	6,988	7,701	8,617
Earnings from continuing operations before income taxes	9,343	6,921	7,545	7,596
Net earnings	5,703	3,998	4,496	4,508
Net earnings per common share:
Basic	0.32	0.23	0.26	0.26
Diluted	0.32	0.22	0.25	0.25

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

	Quarter Ended
2007	December 31	September 30	June 30	March 31
	(in thousands, except per share data)

Operating revenues	$171,750	$170,684	$180,091	$182,024
Operating earnings	9,102	8,233	5,399	5,901
Earnings from continuing operations before income taxes	7,862	6,422	3,858	3,662
Net earnings	5,101	3,910	1,651	1,997
Net earnings per common share:
Basic	0.29	0.23	0.10	0.12
Diluted	0.29	0.22	0.09	0.12

Consistent with Note 1, the Company reclassified certain prior year amounts to conform to the current year presentation.  In addition, certain amounts from the quarters ended June 30, 2008 and March 31, 2008 have been reclassified to conform to the year end presentation.  Such reclassifications primarily relate to the classification of the results of operations for the Midland hospital as discontinued operations.

(21)        Contingencies

The Company is currently not a party to any material pending legal proceedings.

In the ordinary course of our business, the Company is a party to a number of claims and lawsuits, as both plaintiff and defendant, which the Company regards as immaterial.  From time to time, and depending upon the particular facts and circumstances, the Company may be subject to indemnification obligations under its various contracts.  The Company does not believe that any liability resulting from such matters, after taking into consideration the Company’s insurance coverage and amounts already provided for, will have a material effect on the Company’s consolidated financial position or overall liquidity; however, such matters, or the expense of prosecuting or defending them, could have a material effect on cash flows and results of operations in a particular quarter or fiscal year as they develop or as new issues are identified.

During the month of September 2008, the business activities of certain Company-owned facilities and certain client-owned facilities in Louisiana, Texas and Florida were disrupted as a result of Hurricanes Gustav, Hanna and Ike.  The Company estimates the hurricanes had a negative impact on 2008 consolidated operating earnings of approximately $1.0 million, net of accrued business interruption insurance recoveries recorded during the period of $0.1 million.  These recoveries have been recorded on the operating expense line of the Company’s consolidated statement of earnings.  The Company may recognize additional recoveries after contingencies relating to the insurance claim have been resolved.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2008, 2007 and 2006

In 2007, the Company entered into a restated term loan agreement with Signature Healthcare Foundation (“Signature”).  The restated term loan agreement supersedes and replaces a line of credit agreement and loans previously made by RehabCare to Signature between 2003 and 2005.  Under the restated term loan agreement, Signature agreed to pay the entire unpaid principal amount of $1,420,000 to RehabCare upon demand by RehabCare after May 31, 2010.  In addition, Signature has agreed to pay interest on the outstanding principal balance on a quarterly basis at a rate equal to prime plus one percent.   The Company has recognized interest income by applying the loan’s contractual interest rate to the loan’s outstanding principal balance.  As of December 31, 2008, the outstanding principal balance under the term loan was $1,420,000, and Signature owed the Company approximately $6,000 in accrued but unpaid interest.  During the years ended December 31, 2008, 2007 and 2006, the Company recognized interest income on the various Signature loans of approximately $87,000, $109,000 and $85,000, respectively.

In 2008, Signature’s financial condition deteriorated, and it became probable that Signature would be unable to pay all the amounts due to the Company under the loan agreement.  Foreclosure on the loan’s underlying collateral was considered probable at December 31, 2008.  As required by FASB Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” the Company measured the loan’s impairment based on the estimated fair value of the collateral.  Because the estimated fair value of the collateral was less than the carrying value of the loan, the Company recognized a $535,000 charge in 2008 to increase its existing valuation allowance against the impaired loan.  This charge, which is included in the Company’s 2008 provision for doubtful accounts, reduced the carrying value of the note receivable to $580,000 as of December 31, 2008.

The proceeds of the loans to Signature were used by Signature to further the operations of its facilities which provide physical and occupational rehabilitation programs in outpatient and home health settings.  Since 2003, the Company has provided rehabilitation staffing services to Signature’s outpatient facilities and home health programs at rates that represent market value for the services provided.  The Company’s services are provided under a 5-year staffing services agreement, which is independent of the loan agreement except that termination of the staffing services agreement by Signature prior to the end of its initial term constitutes an event of default under the loan agreement.  As of December 31, 2008, the outstanding balance due from Signature under the staffing agreement was $1.1 million and the carrying value of the Company’s receivable, net of a specific allowance for doubtful accounts, was zero. See Note 22 for the latest developments.

(22)        Subsequent Event

As mentioned in Note 21, the Company had provided loans to Signature Healthcare Foundation between 2003 and 2005.  The proceeds were used by Signature to further the operations of its facilities which provide physical and occupational rehabilitation programs in outpatient and home health settings.  In February 2009, the Company terminated its staffing agreement with Signature and took possession of Signature’s operating assets in full satisfaction of the Company’s receivables from Signature.  At December 31, 2008, the Company’s note receivable from Signature had a remaining carrying value of $580,000, which approximates the estimated fair value of the assets received from Signature.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2008 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008.  All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control.  Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based upon this evaluation, our management has concluded that our internal control over financial reporting as of December 31, 2008 is effective.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

ITEM 9B.    OTHER  INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after the Company’s fiscal year end of December 31, 2008 (the "Proxy Statement") and is incorporated herein by reference:

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

The following table sets forth the name, age and position of each of our executive officers as of December 31, 2008.  There is no family relationship between any of the following individuals.

Name	Age	Position
John H. Short, Ph.D.	64	President and Chief Executive Officer
Jay W. Shreiner	58	Executive Vice President, Chief Financial Officer
Patricia S. Williams	41	Senior Vice President, General Counsel and Secretary
Patricia M. Henry	56	Executive Vice President, Operations
Mary Pat Welc	54	Senior Vice President, Operations
Kevin J. Gross	53	Senior Vice President, Operations
James F. Martin	58	Senior Vice President, Chief Human Resources Officer
Jeff A. Zadoks	43	Vice President, Chief Accounting Officer

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

Kevin J. Gross has been Senior Vice President, Operations since July 1, 2008.  Prior to joining the Company, Mr. Gross served as Senior Vice President and President of the Acute Care Division of Universal Health Systems, Inc. from February 2006 to May 2007.  He also served as President of Ardent Health Services’ Oklahoma Division from 2004 to 2006.  In the years preceding, he held various management roles for several hospitals and healthcare systems in Texas, Kansas and Colorado.

James F. Martin has been Senior Vice President, Chief Human Resources Officer since December 2007, having served most recently as the Vice President, Human Resources since joining the Company in March 2005.   Prior to joining the Company, Mr. Martin was Vice-President, Human Resources at Bankers Life & Casualty Company, a division of Conseco.

Jeff A. Zadoks has been Vice President and Chief Accounting Officer since February 2006.  Mr. Zadoks has also served as Corporate Controller since joining the Company in December 2003.  Prior to joining the Company, Mr. Zadoks was Corporate Controller of MEMC Electronic Materials, Inc.

Section 303A.12(a) of the NYSE Listed Company Manual requires the chief executive officer (“CEO”) of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE’s corporate governance rules.  The CEO of RehabCare submitted the required certification without qualification to the NYSE on May 30, 2008.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation is included in our Proxy Statement under the caption “Discussion of 2008 Executive Compensation Program” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is included in our Proxy Statement under the captions “Voting Securities and Principal Holders Thereof” and “Security Ownership by Directors and Executive Officers” and is incorporated herein by reference.

The following table provides information as of fiscal year ended December 31, 2008 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	974,739	$24.10	596,178	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	974,739	$24.10	596,178

(1)
Represents the number of shares of common stock available for future issuance under the Company’s 2006 Equity Incentive Plan.  Permissible awards under the Company’s plan include stock options, stock appreciation rights, restricted stock, stock units and other equity-based awards.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Earnings for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules:

None

	(3)	Exhibits:

See Exhibit Index on page 82 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2009
REHABCARE GROUP, INC. (Registrant)

By:	/s/ John H. Short
John H. Short
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Dated

/s/ John H. Short	President, Chief Executive	March 10, 2009
John H. Short	Officer and Director
(Principal Executive Officer)

/s/ Jay W. Shreiner	Executive Vice President and	March 10, 2009
Jay W. Shreiner	Chief Financial Officer
(Principal Financial Officer)

/s/ Jeff A. Zadoks	Vice President and	March 10, 2009
Jeff A. Zadoks	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Colleen Conway-Welch	Director	March 10, 2009
Colleen Conway-Welch

/s/ Christopher T. Hjelm	Director	March 10, 2009
Christopher T. Hjelm

/s/ Anthony S. Piszel	Director	March 10, 2009
Anthony S. Piszel

/s/ Suzan L. Rayner	Director	March 10, 2009
Suzan L. Rayner

/s/ Harry E. Rich	Director	March 10, 2009
Harry E. Rich

/s/ Larry Warren	Director	March 10, 2009
Larry Warren

/s/ Theodore M. Wight	Director	March 10, 2009
Theodore M. Wight

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference)

3.2
Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1995 and incorporated herein by reference)

3.3	Amended and Restated Bylaws, dated October 30, 2007 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2007 and incorporated herein by reference)

4.1
Rights Agreement, dated August 28, 2002, by and between the Registrant and Computershare Trust Company, Inc. (filed as Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed September 5, 2002 and incorporated herein by reference)

10.1
1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference) *

10.2
Form of Stock Option Agreement for 1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference) *

10.3
Termination Compensation Agreement, dated December 11, 2007 by and between RehabCare Group, Inc. and John H. Short, Ph.D. (filed as Exhibit 10.1 to Registrant’s Annual Report on Form 8-K dated December 12, 2007 and incorporated herein by reference) *

10.4
Amendment to Termination Compensation Agreement, dated December 11, 2007 by and between RehabCare Group, Inc. and John H. Short, Ph.D. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.5
Termination Compensation Agreement dated December 8, 2008 by and between RehabCare Group, Inc. and Jay W. Shreiner (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.6
Termination Compensation Agreement dated December 8, 2008 by and between RehabCare Group, Inc. and Patricia M. Henry (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.7
Form of Change in Control Termination Agreement dated December 8, 2008 by and between RehabCare Group, Inc. and Mary Patricia Welc (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.8
Change in Control Termination Agreement dated November 12, 2007 by and between RehabCare Group, Inc. and Patricia S. Williams (filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference) *

10.9
Form of Termination Compensation Agreement dated March 10, 2006 by and between RehabCare Group, Inc. and other executive officers who are not named executive officers in the Registrant’s proxy statement for the 2006 annual meeting of stockholders (filed as Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference) *

10.10
RehabCare Severance Plan for Company Senior Vice Presidents effective January 1, 2009 (filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.11
RehabCare Severance Plan for Company Vice Presidents effective January 1, 2009 (filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.12	RehabCare Executive Deferred Compensation Plan (filed as Exhibit 10.12 to the Registrant’s Report on Form 10-K, dated May 27, 1994 and incorporated herein by reference) *

10.13
RehabCare Executive Deferred Compensation Plan as amended and restated effective January 1, 2009 (filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.14	RehabCare Directors’ Stock Option Plan (filed as Appendix A to Registrant’s definitive Proxy Statement for the 1994 Annual Meeting of Stockholders and incorporated herein by reference) *

10.15
Second Amended and Restated 1996 Long-Term Performance Plan (filed as Appendix B to Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and incorporated herein by reference) *

10.16
Form of Stock Option Agreement for the Second Amended and Restated 1996 Long-Term Performance Plan (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference) *

10.17
Form of Restricted Stock Agreement for the Second Amended and Restated 1996 Long-Term Performance Plan (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference) *

10.18	RehabCare Group, Inc. 2006 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and incorporated herein by reference) *

10.19
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

10.20
Pledge Agreement, dated as of June 16, 2006, by and among RehabCare Group, Inc. and Subsidiaries, as pledgors, and Bank of America, N.A., as Collateral Agent (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 16, 2006 and incorporated herein by reference)

10.21
Security Agreement, dated as of October 12, 2004, by and among RehabCare Group, Inc. and Subsidiaries, as grantors, and Bank of America, N.A., as Collateral Agent (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 16, 2006 and incorporated herein by reference)

10.22
Non-Continuous Aircraft Dry Lease Agreement by and between 55JS Limited, Co. and RehabCare Group, Inc. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 7, 2006 and incorporated herein by reference)

10.23
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

10.24
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