Form 10-Q
period 2009-03-31
REHABCARE GROUP INC
filed 2009-05-07
CIK 812191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

As of April 30, 2009, there were 18,402,420 outstanding shares of the registrant’s common stock.

REHABCARE GROUP, INC.
Index

PART 1. – FINANCIAL INFORMATION
Item 1. – Condensed Consolidated Financial Statements

REHABCARE GROUP, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$38,201	$27,373
Accounts receivable, net of allowance for doubtful accounts of $19,454 and $19,480, respectively	143,781	139,197
Deferred tax assets	15,538	14,876
Other current assets	7,879	7,165
Total current assets	205,399	188,611
Marketable securities, trading	2,593	2,810
Property and equipment, net	36,837	37,851
Goodwill	171,515	171,365
Intangible assets, net	27,950	28,944
Investment in unconsolidated affiliate	4,778	4,772
Other	3,404	4,053
Total assets	$452,476	$438,406

Liabilities and Equity
Current liabilities:
Accounts payable	$7,172	$8,330
Accrued salaries and wages	51,302	55,188
Income taxes payable	6,086	776
Accrued expenses	27,884	27,033
Total current liabilities	92,444	91,327
Long-term debt, less current portion	57,000	57,000
Deferred compensation	2,605	2,833
Deferred tax liabilities	9,205	8,306
Other	988	1,140
Total liabilities	162,242	160,606

Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 21,710,240 shares and 21,657,544 shares as of March 31, 2009 and December 31, 2008, respectively	217	217
Additional paid-in capital	146,489	145,647
Retained earnings	185,696	177,036
Less common stock held in treasury at cost; 4,002,898 shares as of March 31, 2009 and December 31, 2008	(54,704)	(54,704)
Accumulated other comprehensive loss	(331)	(424)
Total stockholders’ equity	277,367	267,772
Noncontrolling interests	12,867	10,028
Total equity	290,234	277,800
Total liabilities and equity	$452,476	$438,406

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Operating revenues	$203,448	$182,374
Costs and expenses:
Operating	162,014	147,106
Selling, general and administrative	23,168	22,980
Depreciation and amortization	3,882	3,671
Total costs and expenses	189,064	173,757

Operating earnings	14,384	8,617

Interest income	15	37
Interest expense	(572)	(1,299)
Other income	1	3
Equity in net income of affiliate	166	158

Earnings from continuing operations before income taxes	13,994	7,516
Income taxes	5,540	2,963
Earnings from continuing operations, net of tax	8,454	4,553
Loss from discontinued operations, net of tax	(6)	(125)
Net earnings	8,448	4,428
Net loss attributable to noncontrolling interests	212	80
Net earnings attributable to RehabCare	$8,660	$4,508

Amounts attributable to RehabCare stockholders:
Earnings from continuing operations, net of tax	$8,666	$4,633
Loss from discontinued operations, net of tax	(6)	(125)
Net earnings	$8,660	$4,508

Weighted-average common shares outstanding:
Basic	17,680	17,531
Diluted	17,899	17,749

Basic earnings per share attributable to RehabCare:
Earnings from continuing operations, net of tax	$0.49	$0.26
Loss from discontinued operations, net of tax	—	—
Net earnings	$0.49	$0.26

Diluted earnings per share attributable to RehabCare:
Earnings from continuing operations, net of tax	$0.48	$0.26
Loss from discontinued operations, net of tax	—	(0.01)
Net earnings	$0.48	$0.25

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; amounts in thousands)

	Three Months Ended
	March 31,
	2009	2008

Net earnings	$8,448	$4,428

Other comprehensive income (loss), net of tax:

Changes in the fair value of derivative designated as a cash flow hedge	93	(374)
Total other comprehensive income (loss), net of tax	93	(374)

Comprehensive income	8,541	4,054

Comprehensive loss attributable to noncontrolling interests	212	80

Comprehensive income attributable to RehabCare	$8,753	$4,134

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statement of Changes in Equity
(Unaudited; amounts in thousands)

	Amounts Attributable to RehabCare Stockholders
					Accumulated
		Additional			other	Non-
	Common	paid-in	Retained	Treasury	comprehensive	controlling	Total
	stock	capital	earnings	stock	earnings (loss)	interests	equity

Balance, December 31, 2008	$217	$145,647	$177,036	$(54,704)	$(424)	$10,028	$277,800

Net earnings (loss)	—	—	8,660	—	—	(212)	8,448

Changes in the fair value of derivative, net of tax	—	—	—	—	93	—	93

Stock-based compensation	—	1,105	—	—	—	—	1,105

Activity under stock plans	—	(263)	—	—	—	—	(263)

Contributions made by noncontrolling interests	—	—	—	—	—	3,051	3,051

Balance, March 31, 2009	$217	$146,489	$185,696	$(54,704)	$(331)	$12,867	$290,234

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; amounts in thousands)

	Three Months Ended,
	March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$8,660	4,508
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	3,882	3,767
Provision for doubtful accounts	2,411	2,366
Equity in net income of affiliate	(166)	(158)
Noncontrolling interests	(212)	(80)
Stock-based compensation expense	1,105	776
Income tax benefits from share-based payments	354	468
Excess tax benefits from share-based payments	(20)	(331)
Gain on disposal of property and equipment	(1)	(3)
Changes in assets and liabilities:
Accounts receivable, net	(6,995)	(7,592)
Other current assets	(384)	1,050
Other assets	89	28
Accounts payable	(1,158)	1,517
Accrued salaries and wages	(3,886)	(4,464)
Income taxes payable and deferred taxes	5,034	2,235
Accrued expenses	851	155
Deferred compensation	(176)	(187)
Net cash provided by operating activities	9,388	4,055

Cash flows from investing activities:
Additions to property and equipment	(1,557)	(3,222)
Purchase of marketable securities	(237)	(236)
Proceeds from sale/maturities of marketable securities	402	402
Other, net	(76)	(82)
Net cash used in investing activities	(1,468)	(3,138)

Cash flows from financing activities:
Net change in revolving credit facility	—	1,700
Principal payments on long-term debt	—	(500)
Contributions by noncontrolling interests	3,051	1,496
Activity under stock plans	(163)	1,009
Excess tax benefits from share-based payments	20	331
Net cash provided by financing activities	2,908	4,036

Net increase in cash and cash equivalents	10,828	4,953
Cash and cash equivalents at beginning of period	27,373	10,265
Cash and cash equivalents at end of period	$38,201	$15,218

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements
Three Month Periods Ended March 31, 2009 and 2008
(Unaudited)

(1)          Basis of Presentation

The condensed consolidated financial statements contained in this Form 10-Q, which are unaudited, include the accounts of RehabCare Group, Inc. (“RehabCare” or “the Company”) and its wholly and majority owned affiliates.  The Company accounts for its investments in less than 50% owned affiliates using the equity method.  All significant intercompany accounts and activity have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.  Such reclassifications primarily relate to the sale of RehabCare Rehabilitation Hospital – Permian Basin, a 38-bed inpatient rehabilitation hospital located in Midland, Texas (the “Midland hospital”).  The Company reclassified its condensed consolidated statements of earnings for the three months ended March 31, 2008 to show the results of operations for the Midland hospital as discontinued operations.  In addition, the Company’s adoption of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” resulted in changes to the presentation of noncontrolling interests within the Company’s condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all entries necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year.  Reference is made to the Company’s audited consolidated financial statements and the related notes as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of the Company’s accounting policies.

(2)          Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s 2008 Annual Report on Form 10-K, filed on March 10, 2009.

(3)          Stock-Based Compensation

Statement of Financial Accounting Standards No.  123 – revised 2004, “Share-Based Payment” (“Statement 123R”) requires the recognition of compensation expense for all share-based compensation awarded to employees, net of estimated forfeitures, using a fair-value-based method.  Under Statement 123R, the grant-date fair value of each award is amortized to expense over the award’s vesting period.  Compensation expense associated with share-based awards is included in corporate selling, general and administrative expense in the accompanying consolidated statements of earnings.  Total pre-tax compensation expense and its related income tax benefit were as follows (in thousands of dollars):

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended,
	March 31,
	2009	2008

Share-based compensation expense	$1,105	$776
Income tax benefit	427	300

The Company has various incentive plans that provide long-term incentive and retention awards.  These awards include stock options and restricted stock awards.  At March 31, 2009, a total of 234,662 shares were available for future issuance under the plans.

Stock Options

No stock options were granted during the three months ended March 31, 2009 and 2008.   As of March 31, 2009, there was approximately $57,000 of unrecognized compensation cost related to nonvested options.  Such cost is expected to be recognized over a weighted-average period of one year.

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

The Company’s restricted stock awards have been classified as equity awards under Statement 123R.  New shares of common stock are issued to satisfy restricted stock award vestings.  The Company generally receives a tax deduction for each restricted stock award equal to the fair market value of the restricted stock award on the award’s vesting date.  Upon vesting, the Company may withhold shares with value equivalent to the minimum statutory withholding obligation and then remit cash to the appropriate taxing authorities.  The shares withheld are effectively share repurchases by the Company as they reduce the number of shares that would have otherwise been issued as a result of the vesting.

A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2009 and changes during the three-month period ended March 31, 2009 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at December 31, 2008	398,742	$18.90
Granted	361,516	14.03
Vested	(62,420)	19.70
Forfeited	—	—
Nonvested at March 31, 2009	697,838	$16.31

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

As of March 31, 2009, there was approximately $6.3 million of unrecognized compensation cost related to nonvested restricted stock awards.  Such cost is expected to be recognized over a weighted-average period of 1.8 years.

(4)          Earnings per Share (EPS)

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

The following table sets forth the computation of basic and diluted earnings per share attributable to RehabCare stockholders (in thousands, except per share data).  The net earnings amounts presented below exclude income and losses attributable to noncontrolling interests in consolidated subsidiaries.

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Earnings from continuing operations	$8,666	$4,633
Loss from discontinued operations	(6)	(125)
Net earnings	$8,660	$4,508

Denominator:
Basic weighted average common shares outstanding	17,680	17,531
Effect of dilutive securities:
stock options and restricted stock awards	219	218
Diluted weighted average common shares outstanding	17,899	17,749

Basic earnings per common share:
Earnings from continuing operations	$0.49	$0.26
Loss from discontinued operations	—	—
Net earnings	$0.49	$0.26

Diluted earnings per common share:
Earnings from continuing operations	$0.48	$0.26
Loss from discontinued operations	—	(0.01)
Net earnings	$0.48	$0.25

For the three months ended March 31, 2009 and 2008, outstanding stock options totaling approximately 0.9 million potential shares in each period were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

(5)          Investment in Unconsolidated Affiliate

The Company maintains a 40% equity interest in Howard Regional Specialty Care, LLC (“HRSC”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana.  The Company uses the equity method to account for its investment in HRSC.  The Company’s initial investment in HRSC exceeded the Company’s share of the book value of HRSC’s stockholders’ equity by approximately $3.5 million.  This excess is being accounted for as equity method goodwill.  The carrying value of the Company’s investment in HRSC was $4.8 million at March 31, 2009 and December 31, 2008.

(6)          Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FSP FAS 142-3 also expands the disclosure requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  The Company’s adoption of FSP FAS 142-3 effective January 1, 2009 did not impact the Company’s financial position on the date of adoption.  The guidance for determining the useful life of a recognized intangible asset will be applied prospectively to intangible assets acquired after the effective date.

At March 31, 2009 and December 31, 2008, the Company had the following intangible asset balances (in thousands):

	March 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing Intangible Assets:
Noncompete agreements	$1,850	$(1,315)	$1,850	$(1,261)
Customer contracts and relationships	23,096	(10,676)	23,096	(10,042)
Trade names	9,683	(2,105)	9,683	(1,929)
Medicare exemption	454	(255)	454	(227)
Market access assets	5,720	(95)	5,720	(24)
Certificates of need	142	(40)	142	(28)
Lease arrangements	905	(224)	905	(205)
Total	$41,850	$(14,710)	$41,850	$(13,716)

Non-amortizing Intangible Assets:
Trade names	$810		$810

Certain customer contracts and lease arrangements have contractual provisions that enable renewal or extension of the asset's contractual life.  Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred.

Amortization expense incurred by continuing operations was approximately $994,000 and $897,000 for the three months ended March 31, 2009 and 2008, respectively.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table presents the changes in the carrying amount of goodwill for each reportable segment during the three months ended March 31, 2009 (in thousands).  See Note 9 for information about certain changes that were made to the Company’s reporting structure.

	SRS (a)	HRS (b)	Hospitals	Other	Total
Balance at December 31, 2008	$68,459	$39,715	$48,087	$15,104	$171,365
Acquisitions	—	—	150	—	150
Reorganization of reporting structure	10,960	—	—	(10,960)	—
Balance at March 31, 2009	$79,419	$39,715	$48,237	$4,144	$171,515

(a)	Skilled nursing rehabilitation services (SRS).
(b)	Hospital rehabilitation services (HRS).

(7)          Discontinued Operations

Effective August 30, 2008, the Company completed the sale of equipment, goodwill, other intangible assets and certain related assets associated with an inpatient rehabilitation hospital located in Midland, Texas (the “Midland hospital”) to HealthSouth Corporation for $7.2 million less direct selling costs.  This transaction was the result of a strategic review of the Midland-Odessa market.  Simultaneous with the sale, the Midland hospital transferred its operations and remaining patients to HealthSouth’s rehabilitation hospital also located in the Midland-Odessa area.

The Midland hospital has been classified as a discontinued operation pursuant to the requirements of FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The operating results for this discontinued operation are shown in the table below (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Operating revenues	$—	$1,747
Costs and expenses	10	1,952
Operating loss from discontinued operations	(10)	(205)
Income tax benefit	4	80
Loss from discontinued operations	$(6)	$(125)

(8)          Long-Term Debt and Derivative Instruments

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

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The Amended and Restated Credit Agreement contains administrative covenants that are ordinary and customary for similar credit facilities.  The credit facility also includes financial covenants, including requirements for us to comply on a consolidated basis with a maximum ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum ratio of total funded debt to EBITDA and a minimum ratio of adjusted EBITDA to fixed charges.  As of March 31, 2009, the Company was in compliance with all debt covenants.

Borrowings under the credit facility are collateralized by substantially all of the Company’s assets and bear interest at either the lender’s prime rate or the London Interbank Offered Rate (“LIBOR”), at the Company’s option, plus applicable margins.  Our LIBOR contracts can vary in length from 30 to 180 days.  On December 28, 2007, the Company entered into an interest rate swap related to a portion of these borrowings.  The purpose of the swap was to reduce the Company’s exposure to changes in interest rates.  The swap effectively fixes the interest rate on $25 million of the borrowings at 4.0% plus applicable margins.  After consideration of the swap, the weighted average interest rate on all borrowings under the credit facility was approximately 3.0% at March 31, 2009.  The interest rate swap agreement expires in December 2009.  If the Company were to violate a debt covenant under the credit facility, the Company would also be in default under the interest rate swap agreement, and the counterparty to the interest rate swap agreement could terminate the agreement and request immediate payment as applicable under the agreement.

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“Statement 133”),  requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value.  The Company has formally designated its interest rate swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate (LIBOR).  The fair value of the swap agreement is recorded in the consolidated balance sheets as an other liability of $0.5 million and $0.7 million at March 31, 2009 and December 31, 2008, respectively.

The unrealized losses resulting from the change in the fair value of the interest rate swap have been reflected in other comprehensive income (“OCI”).  The unrealized losses as of March 31, 2009 are expected to be reclassified from accumulated other comprehensive income to interest expense as the related interest payments being hedged are made.  Since its inception, the interest rate swap agreement has been highly effective in offsetting fluctuations from changes in the benchmark interest rate, and as a result, no gains or losses have been required to be recognized immediately in earnings because of hedge ineffectiveness.  The following table presents information on the location and amounts of the effective portion of the gains and losses recognized on the interest rate swap (in thousands).  The ineffective portion was not material.

Amount of Gain or (Loss) Recognized in OCI		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
Three Months Ended,			Three Months Ended,
March 31,			March 31,
2009	2008		2009	2008

$152	$(609)	Interest expense	$(158)	$48

As of March 31, 2009, the Company had $7.2 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount the Company may borrow under its line of credit.  As of March 31, 2009, after the consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $107.2 million.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

(9)          Industry Segment Information

In the first quarter of 2009, the Company made certain changes to the structure of its internal organization.  These changes primarily consisted of making the Company’s skilled nursing rehabilitation services division responsible for oversight of the Company’s businesses that provide resident-centered management consulting services and staffing services for therapists and nurses.  Following these structural changes, the Company now operates in the following three business segments, which are managed separately based on fundamental differences in operations: program management services, hospitals and healthcare management consulting.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and skilled nursing rehabilitation services (including contract therapy in skilled nursing facilities, resident-centered management consulting services and staffing services for therapists and nurses).  The Company’s hospitals segment owns and operates six inpatient rehabilitation hospitals and five long-term acute care hospitals.  The healthcare management consulting segment consists of the Company’s Phase 2 Consulting business.

Virtually all of the Company’s services are provided in the United States.  Summarized information about the Company’s operations in each industry segment is as follows (in thousands).  The corresponding information for the prior year has been restated to reflect the changes to structure of the Company’s internal organization as noted above.

	Operating Revenues		Operating Earnings
	Three Months Ended,		Three Months Ended,
	March 31,		March 31,
	2009	2008	2009	2008
Program management:
Skilled nursing rehabilitation services	$123,148	$112,450	$10,455	$4,109
Hospital rehabilitation services	43,066	40,181	6,296	4,638
Program management total	166,214	152,631	16,751	8,747
Hospitals	35,317	27,473	(2,342)	(86)
Healthcare management consulting	1,919	2,804	(25)	(44)
Less intercompany revenues (1)	(2)	(534)	N/A	N/A
Total	$203,448	$182,374	$14,384	$8,617

	Depreciation and Amortization		Capital Expenditures
	Three Months Ended,		Three Months Ended,
	March 31,		March 31,
	2009	2008	2009	2008
Program management:
Skilled nursing rehabilitation services	$1,678	$1,787	$491	$532
Hospital rehabilitation services	646	720	168	130
Program management total	2,324	2,507	659	662
Hospitals	1,545	1,150	898	2,550
Healthcare management consulting	13	14	—	10
Total	$3,882	$3,671	$1,557	$3,222

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Total Assets
	March 31,	December 31,
	2009	2008
Program management:
Skilled nursing rehabilitation services	$197,461	$198,236
Hospital rehabilitation services	123,325	115,044
Program management total	320,786	313,280
Hospitals (2)	125,048	118,267
Healthcare management consulting	6,642	6,859
Total	$452,476	$438,406

(1)	Intercompany revenues represent sales of services, at market rates, between the Company’s operating segments.

(2)	Hospital total assets include the carrying value of the Company’s equity investment in HRSC.

(10)        Related Party Transactions

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $172,000 and $142,000 for the three months ended March 31, 2009 and 2008, respectively.  55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short.  The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

(11)        Fair Value Measurements

The Company’s financial instruments consist of cash equivalents, accounts receivable, marketable securities, accounts payable, an interest rate swap agreement and long-term debt.  The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short-term nature.   The carrying value of long-term debt at March 31, 2009 and December 31, 2008 approximates fair value based on the short-term nature of the underlying borrowings.  The Company’s marketable securities and interest rate swap agreement are recorded at fair value.

The following table sets forth the information required by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”) for the Company’s assets and liabilities which are measured at fair value on a recurring basis (amounts in thousands):

		Fair Value Measurements at March 31, 2009 Using:
	Carrying value at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$2,593	$2,593	$—	$—
Interest rate swap	(540)	—	(540)	—
Total	$2,053	$2,593	$(540)	$—

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company uses an income approach to value its liability for the outstanding interest rate swap agreement, which is discussed further in Note 8.  The fair value of the swap is estimated using a discounted cash flow model that takes into account observable inputs including the contractual terms of the swap and current market information as of the reporting date such as prevailing interest rates.

(12)        Employee Severance Costs

In the second half of 2008, the Company eliminated approximately 60 corporate and division support positions in an effort to better align the Company’s support functions and reduce corporate and division overhead.   The following table provides a roll-forward of the liability for accrued severance costs from January 1, 2009 through March 31, 2009 (amounts in thousands):

Employee
Severance
Costs
Balance, January 1, 2009	$1,353
Payments	(511)
Balance, March 31, 2009	$842

(13)        Recently Issued Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”).  Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  The Company adopted both statements effective January 1, 2009.  Statement 141(R) will be applied to business combinations occurring after the effective date.  The Company’s adoption of Statement 160 resulted in changes to the presentation of noncontrolling interests within the Company’s consolidated financial statements.

Statement 141(R) replaces Statement 141’s cost-allocation process.  Statement 141 required the acquirer to include acquisition-related costs (such as finder’s fees and legal fees) in the cost of the acquisition.  Statement 141(R) requires those costs to be expensed in the periods incurred.  In the first quarter of 2009, the Company expensed approximately $0.1 million of acquisition-related costs that were deferred as of December 31, 2008 because the acquisitions were still in process.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (“Statement 161”), which amends and expands the disclosure requirements of Statement 133 to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. Statement 161 became effective for the Company beginning in 2009.  See Note 8 for the Company’s expanded disclosures required by Statement 161.

REHABCARE GROUP, INC.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results.  These risks and uncertainties may include but are not limited to:
•	our ability to attract and the additional costs of attracting and retaining administrative, operational and professional employees;
•	shortages of qualified therapists and other healthcare personnel;
•	unionization activities among our employees;
•	our ability to effectively respond to fluctuations in our census levels and number of patient visits;
•	changes in governmental reimbursement rates and other regulations or policies affecting reimbursement for the services provided by us to clients and/or patients;
•	competitive and regulatory effects on pricing and margins;
•	general and economic conditions, including efforts by governmental reimbursement programs, insurers, healthcare providers and others to contain healthcare costs;
•	violations of healthcare regulations, including the 60% Rule in inpatient rehabilitation facilities and the 25% Rule in long-term acute care hospitals (“LTACHs”);
•	the operational, administrative and financial effect of our compliance with other governmental regulations and applicable licensing and certification requirements;
•	our ability to attract new client relationships or to retain and grow existing client relationships through expansion of our service offerings and the development of alternative product offerings;
•
our ability to integrate acquisitions and partnering relationships within the expected timeframes and to achieve the revenue, cost savings and earnings levels from such acquisitions and relationships at or above the levels projected;

•	our ability to consummate acquisitions and other partnering relationships at reasonable valuations;
•	litigation risks of our past and future business, including our ability to predict the ultimate costs and liabilities or the disruption of our operations;
•	significant increases in health, workers compensation and professional and general liability costs and our ability to predict the ultimate liability for such costs;
•	uncertainty in the financial markets that limits the availability and terms of financing;
•	our ability to comply with the terms of our borrowing agreements;
•	the adequacy and effectiveness of our information systems;
•	natural disasters and other unexpected events which could severely damage or interrupt our systems and operations; and
•	changes in federal and state income tax laws and regulations, the effectiveness of our tax planning strategies and the sustainability of our tax positions.

Results of Operations

We operate in the following three business segments, which are managed separately based on fundamental differences in operations: program management services, hospitals and healthcare management consulting.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and skilled nursing rehabilitation services (including contract therapy in skilled nursing facilities, resident-centered management consulting services and staffing services for therapists and nurses).  Our hospitals segment owns and operates six inpatient rehabilitation hospitals and five LTACHs.  Our healthcare management consulting segment consists of our Phase 2 Consulting business.

REHABCARE GROUP, INC.

Effective August 30, 2008, the Company completed the sale of equipment, goodwill, other intangible assets and certain related assets associated with an inpatient rehabilitation hospital located in Midland, Texas (the “Midland hospital”) to HealthSouth Corporation for $7.2 million less direct selling costs.  This transaction was the result of a strategic review of the Midland-Odessa market.  The Midland hospital has been classified as a discontinued operation pursuant to the requirements of FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Prior year comparative amounts throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the treatment of the Midland hospital as a discontinued operation.

Selected Operating Statistics:

	Three Months Ended March 31,
	2009	2008
Program Management:
Skilled Nursing Rehabilitation Services:
Total operating revenues (in thousands)	$123,148	$112,450
Contract therapy revenues (in thousands)	$116,132	$104,280
Average number of contract therapy locations	1,074	1,055
Average revenue per contract therapy location	$108,108	$98,854

Hospital Rehabilitation Services:
Operating revenues (in thousands)
Inpatient	$31,743	$29,759
Outpatient	11,323	10,422
Total	$43,066	$40,181

Average number of programs
Inpatient	122	121
Outpatient	36	33
Total	158	154

Average revenue per program
Inpatient	$260,192	$246,055
Outpatient	$316,286	$315,819

Hospitals:
Operating revenues (in thousands)	$35,317	$27,473
Number of facilities at end of period	11	8

Healthcare Management Consulting:
Operating revenues (in thousands)	$1,919	$2,804

REHABCARE GROUP, INC.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Operating Revenues

Consolidated operating revenues during the first quarter of 2009 increased by approximately $21.0 million, or 11.6%, to $203.4 million compared to $182.4 million in the first quarter of 2008.  The revenue increase was due to growth in our skilled nursing rehabilitation services, hospital rehabilitation services and hospital businesses, partially offset by a decrease in revenues in our healthcare management consulting business.

Skilled nursing rehabilitation services (“SRS”) operating revenues increased $10.7 million or 9.5% in the first quarter of 2009 compared to the first quarter of 2008.  Same store contract therapy revenues grew 11.5% reflecting a 7.6% increase in same store minutes of service.  Higher average daily census, improved therapist productivity and a market basket adjustment for skilled nursing facilities which became effective October 1, 2008 contributed to the growth in same store revenues and same store minutes of service.  The average number of contract therapy locations operated during the first quarter of 2009 grew 1.8%.

Hospital rehabilitation services (“HRS”) operating revenues increased 7.2% in the first quarter of 2009 compared to the first quarter of 2008 as inpatient revenue increased 6.7% and outpatient revenue increased 8.6%.  The increase in inpatient revenue reflects a 5.3% increase in the average number of inpatient rehabilitation facility programs operated in the first quarter of 2009.  HRS operated 113 inpatient rehabilitation facility programs as of March 31, 2009 and 107 inpatient rehabilitation facility programs as of March 31, 2008.  Same store inpatient rehabilitation facility discharges increased 1.1% compared to the first quarter of 2008.  The increase in outpatient revenue reflects an 8.5% increase in the average number of units operated.    Outpatient same store revenues increased by 5.0% in the first quarter of 2009.

Hospital segment revenues were $35.3 million in the first quarter of 2009 compared to $27.5 million in the first quarter of 2008.  The increase in revenues in 2009 reflects the June 2008 acquisition of The Specialty Hospital in Rome, Georgia, the November 2008 opening of a rehabilitation hospital in St. Louis, Missouri and the December 2008 certification of an LTACH in Kansas City, Missouri.  Same store revenues increased by $0.7 million or 2.5% in the first quarter of 2009 as compared to the first quarter of 2008.  Our inpatient rehabilitation hospital in Austin, Texas, which was in its ramp-up phase in the first quarter of 2008, contributed $0.3 million to the same store revenue growth.  We define the ramp-up phase as the period during which a recently opened hospital attempts to build up its patient census following the receipt of its Medicare provider number.

Healthcare management consulting segment revenues were $1.9 million in the first quarter of 2009 compared to $2.8 million in the first quarter of 2008.  Our Phase 2 Consulting business experienced more difficulty selling services to new clients in 2009 in part due to the slowdown in our nation’s economy.

Costs and Expenses
	Three Months Ended March 31,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$162,014	79.6%	$147,106	80.7%
Selling, general and administrative	23,168	11.4	22,980	12.6
Depreciation and amortization	3,882	1.9	3,671	2.0
Total costs and expenses	$189,064	92.9%	$173,757	95.3%

REHABCARE GROUP, INC.

Operating expenses as a percentage of revenues decreased primarily due to improved operating performances by our skilled nursing rehabilitation services and hospital rehabilitation services businesses.  The decrease in selling, general and administrative expenses as a percentage of revenues reflects the increase in revenues combined with the cost savings achieved by eliminating approximately 60 corporate and division support positions in the second half of 2008.  These cost savings were more than offset by an increase in selling, general and administrative expenses incurred by our Hospital segment.

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts increased by approximately $0.1 million from $2.3 million in the first quarter of 2008 to $2.4 million in the first quarter of 2009.

	Three Months Ended March 31,
	2009		2008
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Skilled Nursing Rehabilitation Services:
Operating expenses	$98,998	80.4%	$93,071	82.8%
Selling, general and administrative	12,017	9.8	13,483	12.0
Depreciation and amortization	1,678	1.3	1,787	1.5
Total costs and expenses	$112,693	91.5%	$108,341	96.3%
Hospital Rehabilitation Services:
Operating expenses	$30,634	71.1%	$29,189	72.7%
Selling, general and administrative	5,490	12.8	5,634	14.0
Depreciation and amortization	646	1.5	720	1.8
Total costs and expenses	$36,770	85.4%	$35,543	88.5%
Hospitals:
Operating expenses	$30,890	87.5%	$23,236	84.6%
Selling, general and administrative	5,224	14.8	3,173	11.5
Depreciation and amortization	1,545	4.3	1,150	4.2
Total costs and expenses	$37,659	106.6%	$27,559	100.3%
Healthcare Management Consulting:
Operating expenses	$1,494	77.9%	$2,144	76.5%
Selling, general and administrative	437	22.8	690	24.6
Depreciation and amortization	13	0.6	14	0.5
Total costs and expenses	$1,944	101.3%	$2,848	101.6%

Total skilled nursing rehabilitation services (“SRS”) costs and expenses as a percentage of unit revenue decreased in the first quarter of 2009 compared to the first quarter of 2008 primarily due to an increase in therapist productivity and a decrease in selling, general and administrative expenses.  Direct operating expenses declined as a percentage of unit revenue primarily due to a reduction in labor and benefit costs as a percentage of revenue.  With regard to labor and benefit costs, therapist productivity improvements and lower contract labor usage during the current quarter largely offset the impact of wage rate and benefit cost increases.  We believe a soft job market may have contributed to the decreased use of contract labor.  Selling, general and administrative expenses decreased primarily due to the cost savings achieved from the division and corporate realignment activities that were completed in the second half of 2008.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software which became fully amortized in 2008.  As a result of these factors, SRS’s operating earnings increased from $4.1 million in the first quarter of 2008 to $10.5 million in the first quarter of 2009.

REHABCARE GROUP, INC.

Total hospital rehabilitation services (“HRS”) costs and expenses as a percentage of unit revenue decreased in the first quarter of 2009 compared to the first quarter of 2008 primarily due to improved operating performance and a decrease in selling, general and administrative expenses.  Direct operating expenses decreased as a percentage of unit revenue in the current quarter reflecting a $0.4 million refund for professional liability insurance combined with a favorable change in the division’s contract mix, which includes six additional inpatient rehabilitation programs compared to the prior year quarter.  Selling, general and administrative expenses decreased primarily as a result of the corporate realignment activities that were completed in the second half of 2008.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software which became fully amortized in 2008.  HRS’s operating earnings increased by $1.7 million from $4.6 million in the first quarter of 2008 to $6.3 million in the first quarter of 2009.

Total hospital segment costs and expenses as a percentage of unit revenue increased from the first quarter of 2008 to the first quarter of 2009.  Operating expenses increased as a percentage of unit revenue in the first quarter of 2009 as our new hospitals incurred start-up and ramp-up losses and earnings from our mature hospitals remained relatively flat compared to the prior year quarter.  Combined start-up and ramp-up losses increased from $0.6 million in the first quarter of 2008 to $1.1 million in the first quarter of 2009.  The 2009 losses relate primarily to the ramp-up of our recently opened hospitals in St. Louis and Kansas City.  Selling, general and administrative expenses increased from the prior year quarter largely due to costs incurred for merger, acquisition and joint venture development activities and an investment in back office resources to support the recent and future growth of the business.  Depreciation and amortization expense increased from the first quarter of 2008 to the first quarter of 2009 primarily due to depreciation and amortization associated with our newest facilities.  As a result of these factors, the hospitals segment incurred operating losses of $2.3 million in the first quarter of 2009 and $0.1 million in the first quarter of 2008.

Operating expenses for the healthcare management consulting segment decreased by approximately $0.7 million from the prior year quarter primarily due to lower salaries and incentive costs.  The reduction in operating expenses helped to offset the segment’s decline in revenue resulting in break-even profitability for the first quarter of 2009.

Non-Operating Items

Interest expense decreased from $1.3 million in the first quarter of 2008 to $0.6 million in the first quarter of 2009 primarily due to both a reduction in interest rates and a reduction in borrowings against our revolving credit facility.  The balance outstanding on the revolving credit facility was $57.0 million and $70.2 million at March 31, 2009 and 2008, respectively.  Interest expense also includes commitment fees paid on the unused portion of our line of credit and fees paid on outstanding letters of credit.

Earnings from continuing operations before income taxes increased to $14.0 million in the first quarter of 2009 from $7.5 million in the first quarter of 2008.  The provision for income taxes was $5.5 million in the first quarter of 2009 compared to $3.0 million in the first quarter of 2008, reflecting effective income tax rates of 39.6% and 39.4%, respectively.

The Company incurred a loss from discontinued operations, net of tax, of $0.1 million during the three months ended March 31, 2008.  Such loss relates to the operations of the Midland hospital, which was sold in the third quarter of 2008.

REHABCARE GROUP, INC.

Net losses attributable to noncontrolling interests in consolidated subsidiaries increased to $0.2 million in the first quarter of 2009 from $0.1 million in the first quarter of 2008.  This increase is primarily due to the recognition of the noncontrolling interests’ share of the losses incurred by our hospitals in Kansas City and St. Louis.

Net earnings attributable to RehabCare were $8.7 million in the first quarter of 2009 compared to $4.5 million in the first quarter of 2008.  Diluted earnings per share attributable to RehabCare were $0.48 in the first quarter of 2009 and $0.25 in the first quarter of 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had $38.2 million in cash and cash equivalents, and a current ratio (the amount of current assets divided by current liabilities) of approximately 2.2 to 1.  Working capital increased by $15.7 million to $113.0 million at March 31, 2009 as compared to $97.3 million at December 31, 2008.  Net accounts receivable were $143.8 million at March 31, 2009 as compared to $139.2 million at December 31, 2008.  The number of days sales outstanding (DSO) in net receivables was 63.9 and 66.0 at March 31, 2009 and December 31, 2008, respectively.   A year ago, DSO in net receivables was 69.4 days.  The increase in accounts receivable is primarily due to the increase in revenues in the first quarter of 2009.   The improvement in DSO occurred primarily in our SRS division.

We generated cash from operations of $9.4 million and $4.1 million in the three months ended March 31, 2009 and 2008, respectively.  Capital expenditures were $1.6 million and $3.2 million in the three months ended March 31, 2009 and 2008, respectively.  Our capital expenditures primarily relate to the construction of new hospitals, investments in information technology systems, equipment additions and replacements and various other capital improvements.  The Company expects total capital expenditures for the remainder of 2009 to approximate $11.0 million.  Actual amounts spent will be dependent upon the timing of individual projects.  Over the next few years, we plan to continue to invest significantly in information technology systems and the development and renovation of hospitals.

The Company has historically financed its operations with funds generated from operating activities and borrowings under credit facilities and long-term debt instruments.  We believe our cash on hand, cash generated from operations and availability under our credit facility will be sufficient to meet our future working capital, capital expenditures, internal and external business expansion, and debt service requirements.  We have a $175 million, five-year revolving credit facility, dated June 16, 2006, with $57.0 million outstanding as of March 31, 2009 at a weighted-average interest rate of approximately 3.0%.  The revolving credit facility is expandable to $225 million, subject to the approval of the lending group and subject to our continued compliance with the terms of the credit agreement.  As of March 31, 2009, we had $7.2 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount we may borrow under the revolving credit facility.  As of March 31, 2009, after consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $107.2 million.

Regulatory and Legislative Update

On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 became law.  Among other things, the bill extended the therapy cap exception process from July 1, 2008 through December 31, 2009.  New legislation would be necessary to further extend this exception process.  The therapy caps are $1,840 for occupational therapy, and an annual combined cap of $1,840 for physical and speech therapy.  Most of our Medicare Part B patients currently qualify for an automatic exception to these caps due to their clinical complexities.

REHABCARE GROUP, INC.

To participate in Medicare, inpatient rehabilitation facilities (such as those operated by our hospital division and managed in our HRS division) must satisfy what is now known as the 60% Rule.  The rule requires that 60% of patients fall within thirteen specific diagnostic categories. We continue to monitor the regulatory environment for any new rules that could affect this statute.

The 2007 Medicare, Medicaid and SCHIP Extension Act (“the SCHIP Extension Act”) established a three-year moratorium, which is scheduled to end on December 31, 2010, on the establishment or classification of any new LTACH facilities, any satellite facilities and increases in bed capacity at existing LTACHs.  The most recent extension of SCHIP, which was enacted in February 2009, did not alter any Medicare reimbursement policies that would significantly impact our business.

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

The Medicare Modernization Act of 2003 directed CMS to create a program using independent recovery audit contractors (“RACs”) to collect improper Medicare overpayments.  The RAC program, which began with a demonstration pilot in three states, has been controversial because the RACs are paid a percentage of claims that are ultimately disallowed.  On October 6, 2008, CMS awarded contracts to four permanent RACs which began a nationwide roll-out of the program in March 2009.  We will continue to challenge and appeal any claims that we believe have been inappropriately denied.

Medicare reimbursement for outpatient rehabilitation services is based on the lesser of the provider’s actual charge for such services or the applicable Medicare physician fee schedule amount established by CMS. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a skilled nursing facility, an assisted living facility, a physician’s office, or the office of a therapist in private practice.  The physician fee schedule is subject to change from year to year.  The Medicare Improvements for Patients and Providers Act of 2008 provided a 0.5% increase in the fee schedule for 2008 and an additional 1.1% increase beginning January 1, 2009.  Unless new legislation is enacted, this provision will expire on December 31, 2009 and result in a significant decrease in the fee schedule.

On April 29 and May 1, 2009, CMS issued proposed payment rules for inpatient rehabilitation facilities, long-term acute care hospitals and skilled nursing facilities for reporting year 2010.  We are currently evaluating the impact of these proposed rules.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our significant accounting policies, including the use of estimates, were presented in the notes to consolidated financial statements included in our 2008 Annual Report on Form 10-K, filed on March 10, 2009.

REHABCARE GROUP, INC.

Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties.  Our most critical accounting policies pertain to allowance for doubtful accounts, contractual allowances, goodwill and other intangible assets, impairment of long-lived assets, health, workers compensation and professional liability insurance accruals and accounting for investments in unconsolidated affiliates.  Each of these critical accounting policies was discussed in our 2008 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of “Item 7.  – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There were no significant changes in the application of critical accounting policies during the first three months of 2009.

Item 3. – Quantitative and Qualitative Disclosures About Market Risks

The Company’s primary market risk exposure consists of changes in interest rates on certain borrowings that bear interest at floating rates.  Borrowings under our credit facility bear interest at the lender’s prime rate and the London Interbank Offered Rate (“LIBOR”), at our option, with applicable margins varying based upon our consolidated total leverage ratio.  Our LIBOR contracts can vary in length from 30 to 180 days.  As of March 31, 2009, the balance outstanding against the revolving credit facility was $57.0 million.  On December 28, 2007, the Company entered into an interest rate swap agreement that effectively fixed the interest rate at 4.0% plus applicable margins on $25 million of the borrowings under our credit facility for a two-year period.

After consideration of the swap contract mentioned above, as of March 31, 2009, we had $32.0 million of variable rate debt outstanding under the credit facility at a weighted-average variable interest rate of approximately 1.5%.  Adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed.  Based on the variable rate debt outstanding under the credit facility at March 31, 2009, a 100 basis point increase in the LIBOR rate would result in additional interest expense of approximately $0.3 million on an annualized basis.

Item 4. – Controls and Procedures

As of March 31, 2009, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and  15d-14(c) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REHABCARE GROUP, INC.

Item 1A. – Risk Factors

For information regarding risk factors, please refer to the Company’s 2008 Annual Report on Form 10-K.  There were no material changes in the Company’s risk factors in the first three months of 2009.

Item 4. – Submission of Matters to Security Holders

At our Annual Meeting of Stockholders held on Tuesday, May 5, 2009, the following matters were voted upon:

1.
Election of Colleen Conway-Welch, Christopher T. Hjelm, Anthony S. Piszel, Suzan L. Rayner, Harry E. Rich, John H. Short, Larry Warren and Theodore M. Wight to serve as Directors of the Company for terms expiring in 2010:

Name	For	Withheld Authority

Colleen Conway-Welch	14,902,772	140,445
Christopher T. Hjelm	14,901,795	141,422
Anthony S. Piszel	14,884,869	158,348
Suzan L. Rayner	14,901,945	141,272
Harry E. Rich	14,873,487	169,730
John H. Short	14,896,949	146,268
Larry Warren	14,869,107	174,110
Theodore M. Wight	14,667,992	375,225

2.	Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	14,509,156
Against	503,337
Abstain	30,724
Non-Votes	—

Item 6. - Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REHABCARE GROUP, INC.

May 7, 2009

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