Form 10-Q
period 2009-06-30
REHABCARE GROUP INC
filed 2009-08-07
CIK 812191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

 (800) 677-1238
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

As of July 31, 2009, there were 18,450,101 outstanding shares of the registrant’s common stock.

REHABCARE GROUP, INC.

PART 1. – FINANCIAL INFORMATION
Item 1. – Condensed Consolidated Financial Statements

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Earnings
(Unaudited; amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating revenues	$205,164	$181,899	$406,695	$362,003
Costs and expenses:
Operating	164,290	147,874	324,812	293,370
Selling, general and administrative	24,259	22,616	47,109	45,037
Depreciation and amortization	3,783	3,623	7,652	7,280
Total costs and expenses	192,332	174,113	379,573	345,687

Operating earnings	12,832	7,786	27,122	16,316

Interest income	4	38	19	75
Interest expense	(549)	(1,006)	(1,121)	(2,305)
Other income	—	25	1	28
Equity in net income of affiliate	108	140	274	298

Earnings from continuing operations before income taxes	12,395	6,983	26,295	14,412
Income taxes	4,965	2,975	10,468	5,904
Earnings from continuing operations, net of tax	7,430	4,008	15,827	8,508
Loss from discontinued operations, net of tax	(882)	(159)	(831)	(231)
Net earnings	6,548	3,849	14,996	8,277
Net loss attributable to noncontrolling interests	335	647	547	727
Net earnings attributable to RehabCare	$6,883	$4,496	$15,543	$9,004

Amounts attributable to RehabCare stockholders:
Earnings from continuing operations, net of tax	$7,765	$4,655	$16,374	$9,235
Loss from discontinued operations, net of tax	(882)	(159)	(831)	(231)
Net earnings	$6,883	$4,496	$15,543	$9,004

Weighted-average common shares outstanding:
Basic	17,739	17,560	17,709	17,546
Diluted	18,097	17,737	17,955	17,723

Basic earnings per share attributable to RehabCare:
Earnings from continuing operations, net of tax	$0.44	$0.27	$0.92	$0.53
Loss from discontinued operations, net of tax	(0.05)	(0.01)	(0.04)	(0.02)
Net earnings	$0.39	$0.26	$0.88	$0.51

Diluted earnings per share attributable to RehabCare:
Earnings from continuing operations, net of tax	$0.43	$0.26	$0.91	$0.52
Loss from discontinued operations, net of tax	(0.05)	(0.01)	(0.04)	(0.01)
Net earnings	$0.38	$0.25	$0.87	$0.51

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30,	December 31,
	2009	2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$23,585	$27,373
Accounts receivable, net of allowance for doubtful accounts of $17,193 and $19,480, respectively	141,153	139,197
Income taxes receivable	1,516	—
Deferred tax assets	13,803	14,876
Other current assets	9,210	7,165
Total current assets	189,267	188,611
Marketable securities, trading	2,926	2,810
Property and equipment, net	41,656	37,851
Goodwill	173,462	171,365
Intangible assets, net	26,555	28,944
Investment in unconsolidated affiliate	4,751	4,772
Other	3,161	4,053
Total assets	$441,778	$438,406

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$5,615	$—
Accounts payable	10,792	8,330
Accrued salaries and wages	56,832	55,188
Income taxes payable	—	776
Accrued expenses	28,199	27,033
Total current liabilities	101,438	91,327
Long-term debt, less current portion	27,040	57,000
Deferred compensation	2,938	2,833
Deferred tax liabilities	9,026	8,306
Other	1,158	1,140
Total liabilities	141,600	160,606

Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 21,774,315 shares and 21,657,544 shares as of June 30, 2009 and December 31, 2008, respectively	218	217
Additional paid-in capital	148,445	145,647
Retained earnings	192,579	177,036
Less common stock held in treasury at cost; 4,002,898 shares as of June 30, 2009 and December 31, 2008	(54,704)	(54,704)
Accumulated other comprehensive loss	(260)	(424)
Total stockholders’ equity	286,278	267,772
Noncontrolling interests	13,900	10,028
Total equity	300,178	277,800
Total liabilities and equity	$441,778	$438,406

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net earnings	$6,548	$3,849	$14,996	$8,277

Other comprehensive income (loss), net of tax:

Changes in the fair value of derivative designated as a cash flow hedge	71	278	164	(96)
Total other comprehensive income (loss), net of tax	71	278	164	(96)

Comprehensive income	6,619	4,127	15,160	8,181

Comprehensive loss attributable to noncontrolling interests	335	647	547	727

Comprehensive income attributable to RehabCare	$6,954	$4,774	$15,707	$8,908

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statement of Changes in Equity
(Unaudited; amounts in thousands)

	Amounts Attributable to RehabCare Stockholders
					Accumulated
		Additional			other	Non-
	Common	paid-in	Retained	Treasury	comprehensive	controlling	Total
	stock	capital	earnings	stock	earnings (loss)	interests	equity

Balance, December 31, 2008	$217	$145,647	$177,036	$(54,704)	$(424)	$10,028	$277,800

Net earnings (loss)	—	—	15,543	—	—	(547)	14,996

Changes in the fair value of derivative, net of tax	—	—	—	—	164	—	164

Stock-based compensation	—	2,245	—	—	—	—	2,245

Activity under stock plans	1	553	—	—	—	—	554

Business combination	—	—	—	—	—	1,591	1,591

Contributions by noncontrolling interests	—	—	—	—	—	3,051	3,051

Distributions to noncontrolling interests	—	—	—	—	—	(223)	(223)

Balance, June 30, 2009	$218	$148,445	$192,579	$(54,704)	$(260)	$13,900	$300,178

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; amounts in thousands)

	Six Months Ended,
	June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$14,996	8,277
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	7,675	7,501
Provision for doubtful accounts	4,018	4,736
Equity in net income of affiliate	(274)	(298)
Stock-based compensation expense	2,245	1,636
Income tax benefits from share-based payments	637	510
Excess tax benefits from share-based payments	(261)	(335)
Loss on disposal of discontinued operation	1,188	—
Gain on disposal of property and equipment	(1)	(28)
Changes in assets and liabilities:
Accounts receivable, net	(4,403)	(9,195)
Other current assets	(985)	31
Other assets	160	151
Accounts payable	1,027	1,815
Accrued salaries and wages	1,276	2,371
Income taxes payable and deferred taxes	(812)	534
Accrued expenses	745	1,161
Deferred compensation	(154)	(244)
Net cash provided by operating activities	27,077	18,623

Cash flows from investing activities:
Additions to property and equipment	(5,881)	(7,485)
Purchase of marketable securities	(313)	(299)
Proceeds from sale/maturities of marketable securities	456	546
Disposition of business	5,007	—
Purchase of businesses, net of cash acquired	(6,143)	(7,009)
Other, net	8	(141)
Net cash used in investing activities	(6,866)	(14,388)

Cash flows from financing activities:
Net change in revolving credit facility	(27,500)	—
Principal payments on long-term debt	—	(3,500)
Contributions by noncontrolling interests	3,051	1,987
Distributions to noncontrolling interests	(223)	—
Activity under stock plans	412	1,023
Excess tax benefits from share-based payments	261	335
Net cash used in financing activities	(23,999)	(155)

Net increase (decrease) in cash and cash equivalents	(3,788)	4,080
Cash and cash equivalents at beginning of period	27,373	10,265
Cash and cash equivalents at end of period	$23,585	$14,345

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements
Six Month Periods Ended June 30, 2009 and 2008
(Unaudited)

(1)          Basis of Presentation

The condensed consolidated financial statements contained in this Form 10-Q, which are unaudited, include the accounts of RehabCare Group, Inc. (“RehabCare” or “the Company”) and its wholly and majority owned affiliates.  The Company accounts for its investments in less than 50% owned affiliates using the equity method.  All significant intercompany accounts and activity have been eliminated in consolidation.  The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year.  Subsequent events after the balance sheet date have been evaluated through August 7, 2009, which is the date we filed this Form 10-Q.

Certain prior year amounts have been reclassified to conform to current year presentation.  Such reclassifications primarily relate to June 2009 sale of all the outstanding common stock of Phase 2 Consulting, Inc. (“Phase 2”) and the August 2008 sale of RehabCare Rehabilitation Hospital – Permian Basin, a 38-bed inpatient rehabilitation hospital located in Midland, Texas (the “Midland hospital”).  The Company reclassified its condensed consolidated statements of earnings for the three months and six months ended June 30, 2008 to show the results of operations for Phase 2 and the Midland hospital as discontinued operations.  In addition, the Company’s adoption of FASB Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” resulted in changes to the presentation of noncontrolling interests within the Company’s condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all entries necessary for a fair presentation have been included.  Reference is made to the Company’s revised audited consolidated financial statements and the related notes as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008, included in the Current Report on Form 8-K filed on July 14, 2009 with the Securities and Exchange Commission, which provide additional disclosures and a further description of the Company’s accounting policies.

(2)          Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s 2008 Annual Report on Form 10-K, filed on March 10, 2009.  Items 7 and 8 of the Annual Report, as later revised, were included in the Current Report on Form 8-K filed on July 14, 2009.

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

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2009	2008	2009	2008

Share-based compensation expense	$1,140	$860	$2,245	$1,636
Income tax benefit	441	332	868	632

The Company has various incentive plans that provide long-term incentive and retention awards.  These awards include stock options and restricted stock awards.  At June 30, 2009, a total of 245,762 shares were available for future issuance under the plans.

Stock Options

No stock options were granted during the six months ended June 30, 2009 and 2008.   As of June 30, 2009, there was approximately $43,000 of unrecognized compensation cost related to nonvested options.  Such cost is expected to be recognized over a weighted-average period of nine months.

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

A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2009 and changes during the six-month period ended June 30, 2009 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at December 31, 2008	398,742	$18.90
Granted	361,516	14.03
Vested	(69,945)	19.09
Forfeited	(11,100)	16.42
Nonvested at June 30, 2009	679,213	$16.33

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

As of June 30, 2009, there was approximately $4.9 million of unrecognized compensation cost related to nonvested restricted stock awards.  Such cost is expected to be recognized over a weighted-average period of 1.8 years.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Earnings from continuing operations	$7,765	$4,655	$16,374	$9,235
Loss from discontinued operations	(882)	(159)	(831)	(231)
Net earnings	$6,883	$4,496	$15,543	$9,004

Denominator:
Basic weighted average common shares outstanding	17,739	17,560	17,709	17,546
Effect of dilutive securities:
stock options and restricted stock awards	358	177	246	177
Diluted weighted average common shares outstanding	18,097	17,737	17,955	17,723

Basic earnings per common share:
Earnings from continuing operations	$0.44	$0.27	$0.92	$0.53
Loss from discontinued operations	(0.05)	(0.01)	(0.04)	(0.02)
Net earnings	$0.39	$0.26	$0.88	$0.51

Diluted earnings per common share:
Earnings from continuing operations	$0.43	$0.26	$0.91	$0.52
Loss from discontinued operations	(0.05)	(0.01)	(0.04)	(0.01)
Net earnings	$0.38	$0.25	$0.87	$0.51

For the three months and six months ended June 30, 2009, outstanding stock options totaling approximately 0.8 million and 0.9 million potential shares, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  For the three months and six months ended June 30, 2008, outstanding stock options totaling approximately 1.1 million potential shares in each period were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

(5)          Investment in Unconsolidated Affiliate

The Company maintains a 40% equity interest in Howard Regional Specialty Care, LLC (“HRSC”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana.  The Company uses the equity method to account for its investment in HRSC.  The Company’s initial investment in HRSC exceeded the Company’s share of the book value of HRSC’s stockholders’ equity by approximately $3.5 million.  This excess is being accounted for as equity method goodwill.  The carrying value of the Company’s investment in HRSC was approximately $4.8 million at both June 30, 2009 and December 31, 2008.

(6)          Business Combination

Effective June 30, 2009, the Company and a group of Dallas area physicians formed a new jointly-owned entity, Dallas LTACH, LLC.  On that same date, Dallas LTACH, LLC acquired certain assets and assumed certain liabilities of Gulf States LTAC of Dallas.  The physician group is also a member of Gulf States LTAC of Dallas.  In connection with the acquisition, the Company paid cash consideration of approximately $6.4 million and received an 80% interest in the new entity.  The physician group owns the remaining 20% interest.  The assets acquired include a 60-bed long-term acute care hospital located inside a freestanding facility in Dallas, Texas (the “Dallas LTACH”).  The hospital is leasing the facility under a 20-year operating lease which expires in September 2027.  In connection with this transaction, the Company recorded acquisition-related expenses of approximately $0.5 million in both the three months and six months ended June 30, 2009.  Acquisition-related expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of earnings.

The following table presents the amounts recognized by the Company as of the acquisition date for each major class of assets acquired and liabilities assumed in the Dallas LTACH transaction.  No material identifiable intangible assets were acquired.  Amounts are in thousands of dollars.

Cash	$220
Accounts receivable	3,773
Other current assets	211
Equipment and leasehold improvements	3,198
Current portion of capital lease obligations	(1,115)
Accounts payable and accrued expenses	(2,384)
Noncurrent portion of capital lease obligations	(2,040)
Total identifiable net assets	1,863
Noncontrolling interest in Dallas LTACH, LLC	(1,591)
Goodwill	6,091
Fair value of total consideration transferred	$6,363

The fair value of the accounts receivable acquired of approximately $3.8 million is net of an estimated $2.5 million discount for contractual allowances and an estimated $1.7 million that is expected to be uncollectible.  The total goodwill arising from the acquisition of approximately $6.1 million consists primarily of the aforementioned physician relationships, the Dallas LTACH’s assembled workforce and the synergies that are expected to result from combining the operations of the Company and the Dallas LTACH.  All of the goodwill was assigned to the Company’s hospitals segment.  Approximately $5.0 million of the goodwill is expected to be deductible for tax purposes.

The fair value at the acquisition date of the noncontrolling interests in Dallas LTACH, LLC was estimated to be approximately $1.6 million.  The $6.4 million of cash consideration transferred to the seller for an 80% interest in the new entity was indicative of the fair value of the noncontrolling interests.  This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in GAAP.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The newly acquired hospital’s results of operations will be included in the Company’s financial statements prospectively beginning after the date of acquisition.  The Company has not presented the pro forma results of operations of the Dallas LTACH because the presentation of such information is considered impracticable.  The Company believes such disclosures are impracticable because the hospital’s historical financial statements were not audited and are not considered reliable.  The Company made a reasonable effort, but is unable to obtain reliable historical financial statements for the Dallas LTACH.

 (7)         Intangible Assets

At June 30, 2009 and December 31, 2008, the Company had the following intangible asset balances (in thousands):

	June 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing Intangible Assets:
Noncompete agreements	$1,850	$(1,369)	$1,850	$(1,261)
Customer contracts and relationships	23,096	(11,310)	23,096	(10,042)
Trade names	9,683	(2,281)	9,683	(1,929)
Medicare exemption	454	(284)	454	(227)
Market access assets	5,720	(167)	5,720	(24)
Certificates of need	142	(51)	142	(28)
Lease arrangements	905	(243)	905	(205)
Total	$41,850	$(15,705)	$41,850	$(13,716)

Non-amortizing Intangible Assets:
Trade names	$410		$810

Certain customer contracts and lease arrangements have contractual provisions that enable renewal or extension of the asset's contractual life.  Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred.

Amortization expense incurred by continuing operations was approximately $995,000 and $901,000 for the three months ended June 30, 2009 and 2008, respectively, and $1,989,000 and $1,798,000 for the six months ended June 30, 2009 and 2008, respectively.

The following table presents the changes in the carrying amount of goodwill for each reportable segment during the six months ended June 30, 2009 (in thousands).  See Note 10 for information about certain changes that were made to the Company’s reporting structure.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	SRS (a)	HRS (b)	Hospitals	Other	Total
Balance at December 31, 2008	$68,459	$39,715	$48,087	$15,104	$171,365
Changes to reporting structure	10,960	—	—	(10,960)	—
Acquisitions	—	—	6,241	—	6,241
Disposition	—	—	—	(4,144)	(4,144)
Balance at June 30, 2009	$79,419	$39,715	$54,328	$—	$173,462

(a)	Skilled nursing rehabilitation services (SRS).
(b)	Hospital rehabilitation services (HRS).

 (8)         Disposition and Discontinued Operations

Effective June 1, 2009, the Company completed the sale of all the outstanding common stock of Phase 2 Consulting, Inc. (“Phase 2”) to Premier, Inc. for an estimated $5.5 million.  The selling price is subject to adjustments based on final working capital levels and subsequent accounts receivable collections.  Such adjustments will be determined within approximately six months of the closing date.  This transaction will allow the Company’s management to focus on its core businesses.  In connection with this transaction, the Company recognized a pre-tax loss related to the disposal of the Phase 2 business of approximately $1.2 million in the second quarter of 2009.

Phase 2 provides management and economic consulting services to the healthcare industry and had been a subsidiary of the Company since it was acquired in 2004.  Summarized below are the carrying amounts of the assets and liabilities of Phase 2 that were sold effective June 1, 2009 (in thousands):

June 1,
2009
Assets:
Accounts receivable	$2,202
Other current assets	23
Property and equipment, net	115
Goodwill	4,144
Intangible assets	400
Other assets	13
Total assets	$6,897

Liabilities:
Accounts payable and accrued expenses	$209
Total liabilities	$209

The Company has guaranteed the collection of all but $45,000 of Phase 2’s accounts receivable.  The Company believes the likelihood of it having to make any payments under the guarantee is remote, and therefore, an immaterial amount of liability was recognized for the guarantee.

Phase 2 has been classified as a discontinued operation pursuant to the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The operating results for this discontinued operation are shown in the following table (in thousands):

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating revenues	$914	$2,665	$2,833	$5,469
Costs and expenses	1,223	2,750	3,048	5,467
Operating gain (loss) from discontinued operation	(309)	(85)	(215)	2
Loss on disposal of assets of discontinued operation	(1,188)	—	(1,188)	—
Income tax benefit (expense)	584	33	547	(1)
Gain (loss) from discontinued operation	$(913)	$(52)	$(856)	$1

Effective August 30, 2008, the Company completed the sale of equipment, goodwill, other intangible assets and certain related assets associated with an inpatient rehabilitation hospital located in Midland, Texas (the “Midland hospital”) to HealthSouth Corporation for approximately $7.2 million less direct selling costs.  This transaction was the result of a strategic review of the Midland-Odessa market.  Simultaneous with the sale, the Midland hospital transferred its operations and remaining patients to HealthSouth’s rehabilitation hospital also located in the Midland-Odessa area.

The Midland hospital has been classified as a discontinued operation pursuant to the requirements of FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The operating results for this discontinued operation are shown in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating revenues	$—	$1,600	$—	$3,347
Costs and expenses	(52)	1,775	(42)	3,727
Operating gain (loss) from discontinued operation	52	(175)	42	(380)
Income tax benefit (expense)	(21)	68	(17)	148
Gain (loss) from discontinued operation	$31	$(107)	$25	$(232)

(9)         Long-Term Debt and Derivative Instruments

On June 16, 2006, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., Harris, N.A., General Electric Capital Corporation, National City Bank, U.S. Bank National Association, SunTrust Bank and Comerica Bank, as participating banks in the lending group.  The Amended and Restated Credit Agreement is a $175 million, five-year revolving credit facility.

The Amended and Restated Credit Agreement contains administrative covenants that are ordinary and customary for similar credit facilities.  The credit facility also includes financial covenants, including requirements for us to comply on a consolidated basis with a maximum ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum ratio of total funded debt to EBITDA and a minimum ratio of adjusted EBITDA to fixed charges.  As of June 30, 2009, the Company was in compliance with all debt covenants.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Borrowings under the credit facility are collateralized by substantially all of the Company’s assets and bear interest at either the lender’s prime rate or the London Interbank Offered Rate (“LIBOR”), at the Company’s option, plus applicable margins.  Our LIBOR contracts can vary in length from 30 to 180 days.  At June 30, 2009, the balance outstanding against the revolving credit facility was $29.5 million.  On December 28, 2007, the Company entered into an interest rate swap related to a portion of these borrowings.  The purpose of the swap was to reduce the Company’s exposure to changes in interest rates.  The swap effectively fixes the interest rate on $25 million of the borrowings at 4.0% plus applicable margins.  After consideration of the swap, the weighted average interest rate on all borrowings under the credit facility was approximately 4.7% at June 30, 2009.  The interest rate swap agreement expires in December 2009.  If the Company were to violate a debt covenant under the credit facility, the Company would also be in default under the interest rate swap agreement, and the counterparty to the interest rate swap agreement could terminate the agreement and request immediate payment as applicable under the agreement.

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“Statement 133”), requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value.  The Company has formally designated its interest rate swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate (LIBOR).  The fair value of the swap agreement is recorded in the consolidated balance sheets as an other liability of $0.4 million and $0.7 million at June 30, 2009 and December 31, 2008, respectively.

The unrealized losses resulting from the change in the fair value of the interest rate swap have been reflected in other comprehensive income (“OCI”).  The unrealized losses as of June 30, 2009 are expected to be reclassified from accumulated other comprehensive income to interest expense as the related interest payments being hedged are made.  Since its inception, the interest rate swap agreement has been highly effective in offsetting fluctuations from changes in the benchmark interest rate, and as a result, no gains or losses have been required to be recognized immediately in earnings because of hedge ineffectiveness.  The following table presents information on the location and amounts of the effective portion of the gains and losses recognized on the interest rate swap (in thousands).  There was no ineffective portion.

Amount of Gain or (Loss) Recognized in OCI				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Interest Expense
Three Months Ended,		Six Months Ended,		Three Months Ended,		Six Months Ended,
June 30,		June 30,		June 30,		June 30,
2009	2008	2009	2008	2009	2008	2009	2008

$116	$452	$268	$(157)	$(175)	$(83)	$(333)	$(35)

In connection with the Dallas LTACH acquisition, the Company became a lessee of certain equipment under capital leases that expire on various dates through February 2014.  The balance outstanding for capital lease obligations was $3.2 million at June 30, 2009 including $1.1 million that is payable within the next twelve months.  Terms of the leases call for monthly minimum lease payments ranging from approximately $4,000 to $75,000 including imputed interest at the Company’s incremental borrowing rate of 6.5% per annum.  The assets and liabilities under capital leases were recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.

As of June 30, 2009, the Company had $7.5 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount the Company may borrow under its line of credit.  As of June 30, 2009, after the consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $129 million.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

(10)        Industry Segment Information

In the first quarter of 2009, the Company made certain changes to the structure of its internal organization.  These changes primarily consisted of making the Company’s skilled nursing rehabilitation services division responsible for oversight of the Company’s businesses that provide resident-centered management consulting services and staffing services for therapists and nurses.  Following these structural changes and the June 2009 sale of Phase 2, the Company now operates in the following two business segments, which are managed separately based on fundamental differences in operations: program management services and hospitals.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and skilled nursing rehabilitation services (including contract therapy in skilled nursing facilities, resident-centered management consulting services and staffing services for therapists and nurses).  The Company’s hospitals segment owns and operates six inpatient rehabilitation hospitals and six long-term acute care hospitals.

Virtually all of the Company’s services are provided in the United States.  Summarized information about the Company’s operations in each industry segment is as follows (in thousands).  The corresponding information for the prior year has been restated to reflect the changes to structure of the Company’s internal organization as noted above.

	Three Months Ended,		Six Months Ended,
Operating Revenues	June 30,		June 30,
	2009	2008	2009	2008
Program management:
Skilled nursing rehabilitation services	$123,787	$114,478	$246,935	$226,928
Hospital rehabilitation services	45,097	40,224	88,163	80,405
Program management total	168,884	154,702	335,098	307,333
Hospitals	36,280	27,197	71,597	54,670
Total	$205,164	$181,899	$406,695	$362,003

	Three Months Ended,		Six Months Ended,
Operating Earnings (Loss)	June 30,		June 30,
	2009	2008	2009	2008
Program management:
Skilled nursing rehabilitation services	$9,108	$6,161	$19,563	$10,270
Hospital rehabilitation services	7,660	5,311	13,956	9,949
Program management total	16,768	11,472	33,519	20,219
Hospitals	(3,801)	(3,527)	(6,143)	(3,613)
Unallocated corporate expense (1)	(135)	(159)	(254)	(290)
Total	$12,832	$7,786	$27,122	$16,316

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended,		Six Months Ended,
Depreciation and Amortization	June 30,		June 30,
	2009	2008	2009	2008
Program management:
Skilled nursing rehabilitation services	$1,578	$1,720	$3,256	$3,507
Hospital rehabilitation services	624	676	1,270	1,396
Program management total	2,202	2,396	4,526	4,903
Hospitals	1,581	1,227	3,126	2,377
Total	$3,783	$3,623	$7,652	$7,280

	Three Months Ended,		Six Months Ended,
Capital Expenditures	June 30,		June 30,
	2009	2008	2009	2008
Program management:
Skilled nursing rehabilitation services	$880	$842	$1,371	$1,374
Hospital rehabilitation services	239	228	407	358
Program management total	1,119	1,070	1,778	1,732
Hospitals	3,205	3,164	4,103	5,714
Healthcare management consulting (2)	—	29	—	39
Total	$4,324	$4,263	$5,881	$7,485

Total Assets	June 30,	December 31,
	2009	2008
Program management:
Skilled nursing rehabilitation services	$194,341	$198,236
Hospital rehabilitation services	109,061	115,044
Program management total	303,402	313,280
Hospitals (3)	138,376	118,267
Healthcare management consulting (2)	—	6,859
Total	$441,778	$438,406

(1)
Represents general corporate overhead costs associated with Phase 2 Consulting, Inc., which was sold effective June 1, 2009.  All other costs and expenses associated with Phase 2 have been reported in discontinued operations.

(2)	The healthcare management consulting segment consists of Phase 2 Consulting, Inc., which was sold effective June 1, 2009.

(3)	Hospital total assets include the carrying value of the Company’s equity investment in HRSC.

(11)        Related Party Transactions

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $199,000 and $179,000 for the three months ended June 30, 2009 and 2008, respectively, and $371,000 and $321,000 for the six months ended June 30, 2009 and 2008, respectively.  55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short.  The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

(12)        Fair Value Measurements

The Company’s financial instruments consist of cash equivalents, accounts receivable, marketable securities, accounts payable, an interest rate swap agreement and long-term debt.  The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short-term nature.   The carrying value of long-term debt was $32.7 million and $57.0 million at June 30, 2009 and December 31, 2008, respectively.  The carrying value of long-term debt at June 30, 2009 and December 31, 2008 approximates fair value based on the interest rates offered for borrowings with comparable maturities.  The Company’s marketable securities and interest rate swap agreement are recorded at fair value.

The following table sets forth the disclosures required by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”), for the Company’s assets and liabilities which are measured at fair value on a recurring basis (amounts in thousands):

		Fair Value Measurements at June 30, 2009 Using:
	Carrying value at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$2,926	$2,926	$—	$—
Interest rate swap	(424)	—	(424)	—
Total	$2,502	$2,926	$(424)	$—

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

(13)        Employee Severance Costs

In the second half of 2008, the Company eliminated approximately 60 corporate and division support positions in an effort to better align the Company’s support functions and reduce corporate and division overhead.   The following table provides a roll-forward of the liability for accrued severance costs from January 1, 2009 through June 30, 2009 (amounts in thousands):

Employee
Severance
Costs
Balance, January 1, 2009	$1,353
Payments	(969)
Balance, June 30, 2009	$384

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

(14)        Recently Issued Pronouncements

In June 2009, the FASB confirmed that the FASB Accounting Standards Codification (Codification) will become the single official source of authoritative GAAP (other than guidance issued by the Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature.  After the Codification becomes effective (interim and annual periods ending on or after September 15, 2009), only one level of authoritative GAAP will exist.  All other literature will be considered non-authoritative.  The Codification does not change GAAP; it introduces a new structure that is organized in an easily accessible online research system.  The Company will apply the Codification beginning in the third quarter of 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“Statement 167”), which amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  In addition, the new statement amends the guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity and for identifying the primary beneficiary of a variable interest entity.  Statement 167 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009.  The Company has not yet determined the effect, if any, the adoption of Statement 167 will have on the Company’s financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“Statement 165”), which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the new standard during the quarter ended June 30, 2009.  The Company’s adoption of the new standard had no material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”), which requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  The Company adopted the new standard effective January 1, 2009.  The Company’s adoption of the new standard resulted in changes to the presentation of noncontrolling interests within the Company’s consolidated financial statements.

REHABCARE GROUP, INC.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results.  These risks and uncertainties may include but are not limited to:
•	our ability to attract and the additional costs of attracting and retaining administrative, operational and professional employees;
•	shortages of qualified therapists, nurses and other healthcare personnel;
•	unionization activities among our employees;
•	our ability to effectively respond to fluctuations in our census levels and number of patient visits;
•	changes in governmental reimbursement rates and other regulations or policies affecting reimbursement for the services provided by us to clients and/or patients;
•	competitive and regulatory effects on pricing and margins;
•	our ability to control operating costs and maintain operating margins;
•	general and economic conditions impacting us and our clients, including efforts by governmental reimbursement programs, insurers, healthcare providers and others to contain healthcare costs;
•
violations of healthcare regulations, including the 60% Rule in inpatient rehabilitation facilities and the 25% Rule and the 25 day average length of stay requirement in long-term acute care hospitals (“LTACHs”);

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

•	our ability to consummate acquisitions and other partnering relationships at reasonable valuations;
•	litigation risks of our past and future business, including our ability to predict the ultimate costs and liabilities or the disruption of our operations;
•	significant increases in health, workers compensation and professional and general liability costs and our ability to predict the ultimate liability for such costs;
•	uncertainty in the financial markets that limits the availability and terms of financing;
•	our ability to comply with the terms of our borrowing agreements;
•	the adequacy and effectiveness of our information systems;
•	natural disasters, pandemics and other unexpected events which could severely damage or interrupt our systems and operations; and
•	changes in federal and state income tax laws and regulations, the effectiveness of our tax planning strategies and the sustainability of our tax positions.

Results of Operations

We operate in the following two business segments, which are managed separately based on fundamental differences in operations: program management services and hospitals.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and skilled nursing rehabilitation services (including contract therapy in skilled nursing facilities, resident-centered management consulting services and staffing services for therapists and nurses).  Our hospitals segment owns and operates six inpatient rehabilitation hospitals and six LTACHs.

REHABCARE GROUP, INC.

Effective June 1, 2009, the Company completed the sale of all the outstanding common stock of Phase 2 Consulting, Inc. (“Phase 2”) to Premier, Inc. for approximately $5.5 million.  Phase 2 provides management and economic consulting services to the healthcare industry and had been a subsidiary of the Company since it was acquired in 2004.  This transaction will allow the Company’s management to focus on its core businesses.  Phase 2 has been classified as a discontinued operation.

Effective August 30, 2008, the Company completed the sale of equipment, goodwill, other intangible assets and certain related assets associated with an inpatient rehabilitation hospital located in Midland, Texas (the “Midland hospital”) to HealthSouth Corporation for approximately $7.2 million.  This transaction was the result of a strategic review of the Midland-Odessa market.  The Midland hospital has been classified as a discontinued operation.

Prior year comparative amounts throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the treatment of Phase 2 and the Midland hospital as discontinued operations.

Selected Operating Statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Program Management:
Skilled Nursing Rehabilitation Services:
Total operating revenues (in thousands)	$123,787	$114,478	$246,935	$226,928
Contract therapy revenues (in thousands)	$116,773	$106,304	$232,905	$210,584
Average number of contract therapy locations	1,068	1,061	1,071	1,058
Average revenue per contract therapy location	$109,313	$100,212	$217,421	$199,069

Hospital Rehabilitation Services:
Operating revenues (in thousands)
Inpatient	$32,919	$29,880	$64,662	$59,639
Outpatient	12,178	10,344	23,501	20,766
Total	$45,097	$40,224	$88,163	$80,405

Average number of programs
Inpatient	122	120	122	121
Outpatient	36	33	36	33
Total	158	153	158	154

Average revenue per program
Inpatient	$270,212	$248,357	$530,399	$494,406
Outpatient	$338,280	$313,460	$654,617	$629,279

Hospitals:
Operating revenues (in thousands)	$36,280	$27,197	$71,597	$54,670
Number of facilities at end of period	12	10	12	10

REHABCARE GROUP, INC.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Operating Revenues

Consolidated operating revenues during the second quarter of 2009 increased by approximately $23.3 million, or 12.8%, to $205.2 million compared to $181.9 million in the second quarter of 2008.  The revenue increase was due to growth in each of our business segments.

Skilled nursing rehabilitation services (“SRS”) operating revenues increased $9.3 million or 8.1% in the second quarter of 2009 compared to the second quarter of 2008.  Same store contract therapy revenues grew 9.1% reflecting a 6.2% increase in same store minutes of service.  Higher average daily census, improved therapist productivity and a market basket adjustment for skilled nursing facilities which became effective October 1, 2008 contributed to the growth in same store revenues.  The average number of contract therapy locations operated during the second quarter of 2009 grew 0.7%.

Hospital rehabilitation services (“HRS”) operating revenues increased 12.1% in the second quarter of 2009 compared to the second quarter of 2008 as inpatient revenue increased 10.2% and outpatient revenue increased 17.7%.  Inpatient average revenue per program increased 8.8% in the second quarter of 2009 reflecting a favorable change in the division’s contract mix which included a 5.5% increase in the average number of inpatient rehabilitation facility programs operated during the current quarter.  In addition, same store revenues for inpatient rehabilitation facilities grew 3.8% and same store discharges increased 5.9% compared to the second quarter of 2008.  HRS operated 111 inpatient rehabilitation facility programs as of June 30, 2009 and 107 inpatient rehabilitation facility programs as of June 30, 2008.  The increase in outpatient revenue in the second quarter of 2009 reflects a 9.1% increase in the average number of units operated and a 12.4% increase in same store revenues.  Same store outpatient units of service increased 9.1% in the second quarter of 2009.

Hospital segment revenues were $36.3 million in the second quarter of 2009 compared to $27.2 million in the second quarter of 2008.  The increase in revenues in 2009 reflects the June 2008 acquisition of The Specialty Hospital in Rome, Georgia, the November 2008 opening of a rehabilitation hospital in St. Louis, Missouri and the December 2008 certification of an LTACH in Kansas City, Missouri.  Same store revenues increased by $1.5 million or 5.6% in the second quarter of 2009 as compared to the second quarter of 2008.  One hospital contributed $1.2 million to the same store revenue growth as a result of an increase in patient census.

Costs and Expenses
	Three Months Ended June 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$164,290	80.1%	$147,874	81.3%
Selling, general and administrative	24,259	11.8	22,616	12.4
Depreciation and amortization	3,783	1.8	3,623	2.0
Total costs and expenses	$192,332	93.7%	$174,113	95.7%

REHABCARE GROUP, INC.

Operating expenses as a percentage of revenues decreased in all of our businesses.  The decrease in selling, general and administrative expenses as a percentage of revenues reflects the increase in revenues combined with the cost savings achieved by eliminating approximately 60 corporate and division support positions in the second half of 2008.  These cost savings were more than offset by an increase in management incentives, which reflects the improved overall performance of the Company, and an increase in selling, general and administrative expenses incurred by our hospital segment.

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts decreased by approximately $0.4 million from $2.0 million in the second quarter of 2008 to $1.6 million in the second quarter of 2009.

	Three Months Ended June 30,
	2009		2008
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Skilled Nursing Rehabilitation Services:
Operating expenses	$100,134	80.9%	$93,867	82.0%
Selling, general and administrative	12,967	10.5	12,730	11.1
Depreciation and amortization	1,578	1.2	1,720	1.5
Total costs and expenses	$114,679	92.6%	$108,317	94.6%
Hospital Rehabilitation Services:
Operating expenses	$31,007	68.7%	$28,306	70.4%
Selling, general and administrative	5,806	12.9	5,931	14.7
Depreciation and amortization	624	1.4	676	1.7
Total costs and expenses	$37,437	83.0%	$34,913	86.8%
Hospitals:
Operating expenses	$33,149	91.4%	$25,701	94.5%
Selling, general and administrative	5,351	14.7	3,796	14.0
Depreciation and amortization	1,581	4.4	1,227	4.5
Total costs and expenses	$40,081	110.5%	$30,724	113.0%

Total skilled nursing rehabilitation services (“SRS”) costs and expenses declined as a percentage of unit revenue in the second quarter of 2009 compared to the second quarter of 2008 primarily due to improved operating performance and better leveraging of selling, general and administrative expenses.  Direct operating expenses declined as a percentage of unit revenue primarily due to a reduction in labor and benefit costs as a percentage of revenue.  This was driven by therapist productivity improvements during the current quarter which more than offset the impact of wage rate and benefit cost increases.  Selling, general and administrative expenses for the second quarter of 2008 included a $0.6 million recovery, net of legal fees incurred, for a noncompete agreement settlement.  Excluding this recovery, selling, general and administrative expenses declined by approximately $0.4 million due to the cost savings achieved from the division and corporate realignment activities that were completed in the second half of 2008.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software which became fully amortized in 2008.  As a result of these factors, SRS’s operating earnings increased from $6.2 million in the second quarter of 2008 to $9.1 million in the second quarter of 2009.

REHABCARE GROUP, INC.

Total hospital rehabilitation services (“HRS”) costs and expenses declined as a percentage of unit revenue in the second quarter of 2009 compared to the second quarter of 2008 primarily due to improved operating performance and a decrease in selling, general and administrative expenses.  Direct operating expenses decreased as a percentage of unit revenue in the current quarter reflecting a favorable change in the division’s contract mix, which included an additional 5.8 inpatient rehabilitation facility programs on average in the second quarter of 2009 as compared to the second quarter of 2008.  Selling, general and administrative expenses decreased primarily as a result of the corporate realignment activities that were completed in the second half of 2008.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software which became fully amortized in 2008.  HRS’s operating earnings increased by $2.4 million from $5.3 million in the second quarter of 2008 to $7.7 million in the second quarter of 2009.

Total hospital segment costs and expenses as a percentage of unit revenue decreased from the second quarter of 2008 to the second quarter of 2009.  Operating expenses decreased as a percentage of unit revenue in the second quarter of 2009 primarily due to an increase in earnings from both our mature LTACHs and The Specialty Hospital in Rome, Georgia, which we acquired on June 1, 2008.  In addition, combined start-up and ramp-up losses declined from $1.4 million in the second quarter of 2008 to $1.1 million in the second quarter of 2009.  The 2008 losses primarily relate to the start-up of our LTACH in Kansas City while the 2009 losses primarily relate to the start-up of our LTACH in Peoria, Illinois and the ramp-up of the LTACH in Kansas City.  The hospital in Kansas City became certified as an LTACH in December 2008.  We define the ramp-up phase for an LTACH as the period during which the hospital attempts to build its patient census following the receipt of its LTACH license.  Selling, general and administrative expenses increased from the prior year quarter largely due to costs incurred for merger, acquisition and joint venture development activities and an investment in back office resources to support the recent and expected future growth of the business.  Depreciation and amortization expense increased from the second quarter of 2008 to the second quarter of 2009 primarily due to depreciation and amortization associated with our newest facilities.  As a result of these factors, the hospital segment incurred operating losses of $3.8 million in the second quarter of 2009 and $3.5 million in the second quarter of 2008.

Non-Operating Items

Interest expense decreased from $1.0 million in the second quarter of 2008 to $0.5 million in the second quarter of 2009 primarily due to both a reduction in interest rates and a reduction in borrowings against our revolving credit facility.  The balance outstanding on the revolving credit facility was $29.5 million and $68.5 million at June 30, 2009 and 2008, respectively.  Interest expense also includes commitment fees paid on the unused portion of our line of credit and fees paid on outstanding letters of credit.

Earnings from continuing operations before income taxes increased to $12.4 million in the second quarter of 2009 from $7.0 million in the second quarter of 2008.  The provision for income taxes was $5.0 million in the second quarter of 2009 compared to $3.0 million in the second quarter of 2008, reflecting effective income tax rates of 40.1% and 42.6%, respectively.  The decrease in the effective tax rate reflects the decrease in net losses attributable to noncontrolling interests from which we do not derive a related tax benefit.

The Company incurred losses from discontinued operations, net of tax, of $0.9 million and $0.2 million during the three months ended June 30, 2009 and 2008, respectively.  Such losses relate to the operations of Phase 2, which was sold in the second quarter of 2009, and the Midland hospital, which was sold in the third quarter of 2008.  The losses from discontinued operations in the second quarter of 2009 include a $0.7 million after tax loss on the sale of Phase 2.  See Note 8 to the condensed consolidated financial statements for additional information.

REHABCARE GROUP, INC.

Net losses attributable to noncontrolling interests in consolidated subsidiaries decreased from $0.6 million in the second quarter of 2008 to $0.3 million in the second quarter of 2009.  The decrease is primarily due to both a reduction in the losses incurred by our hospitals in Kansas City and St. Louis and an increase in profit generated from our hospital in Rome, Georgia, which was acquired in June 2008.

Net earnings attributable to RehabCare were $6.9 million in the second quarter of 2009 compared to $4.5 million in the second quarter of 2008.  Diluted earnings per share attributable to RehabCare were $0.38 in the second quarter of 2009 and $0.25 in the second quarter of 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Operating Revenues

Consolidated operating revenues during the first six months of 2009 increased by approximately $44.7 million, or 12.3%, to $406.7 million compared to $362.0 million in the first six months of 2008.  The revenue increase was due to growth in each of our business segments.

Skilled nursing rehabilitation services (“SRS”) operating revenues increased $20.0 million or 8.8% in the first six months of 2009 compared to the first six months of 2008.  Same store contract therapy revenues grew 10.2% reflecting a 6.8% increase in same store minutes of service.  Higher average daily census, improved therapist productivity and a market basket adjustment for skilled nursing facilities which became effective October 1, 2008 contributed to the growth in same store revenues.  The average number of contract therapy locations operated during the first six months of 2009 grew 1.3%.

Hospital rehabilitation services (“HRS”) operating revenues increased 9.6% in the first six months of 2009 compared to the first six months of 2008 as inpatient revenue increased 8.4% and outpatient revenue increased 13.2%.  Inpatient average revenue per program increased 7.3% in the first six months of 2009 reflecting a favorable change in the division’s contract mix which included a 5.4% increase in the average number of inpatient rehabilitation facility programs operated in the first six months of 2009.  In addition, same store revenues for inpatient rehabilitation facilities grew 1.7% and same store discharges increased 3.5% compared to the first six months of 2008.  The increase in outpatient revenue in the first six months of 2009 reflects an 8.8% increase in the average number of units operated and an 8.7% increase in same store revenues.

Hospital segment revenues were $71.6 million in the first six months of 2009 compared to $54.7 million in the first six months of 2008.  The increase in revenues in 2009 reflects the June 2008 acquisition of The Specialty Hospital in Rome, Georgia, the November 2008 opening of a rehabilitation hospital in St. Louis, Missouri and the December 2008 certification of an LTACH in Kansas City, Missouri.  Same store revenues increased by $2.1 million or 4.0% in the first six months of 2009 as compared to the first six months of 2008.  One hospital contributed $2.0 million to the same store revenue growth as a result of an increase in patient census.

REHABCARE GROUP, INC.

Costs and Expenses
	Six Months Ended June 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$324,812	79.8%	$293,370	81.0%
Selling, general and administrative	47,109	11.6	45,037	12.5
Depreciation and amortization	7,652	1.9	7,280	2.0
Total costs and expenses	$379,573	93.3%	$345,687	95.5%

Operating expenses as a percentage of revenues decreased primarily due to improved operating performances by our skilled nursing rehabilitation services and hospital rehabilitation services businesses.  The decrease in selling, general and administrative expenses as a percentage of revenues reflects the increase in revenues combined with the cost savings achieved by eliminating approximately 60 corporate and division support positions in the second half of 2008.  These cost savings were more than offset by an increase in management incentives, which reflects the improved overall performance of the Company, and an increase in selling, general and administrative expenses incurred by our hospital segment.

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts decreased by $0.4 million from $4.4 million in the first six months of 2008 to $4.0 million in the first six months of 2009.

	Six Months Ended June 30,
	2009		2008
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Skilled Nursing Rehabilitation Services:
Operating expenses	$199,132	80.7%	$186,938	82.4%
Selling, general and administrative	24,984	10.1	26,213	11.6
Depreciation and amortization	3,256	1.3	3,507	1.5
Total costs and expenses	$227,372	92.1%	$216,658	95.5%
Hospital Rehabilitation Services:
Operating expenses	$61,641	69.9%	$57,495	71.5%
Selling, general and administrative	11,296	12.8	11,565	14.4
Depreciation and amortization	1,270	1.5	1,396	1.7
Total costs and expenses	$74,207	84.2%	$70,456	87.6%
Hospitals:
Operating expenses	$64,039	89.4%	$48,937	89.5%
Selling, general and administrative	10,575	14.8	6,969	12.7
Depreciation and amortization	3,126	4.4	2,377	4.4
Total costs and expenses	$77,740	108.6%	$58,283	106.6%

REHABCARE GROUP, INC.

Total skilled nursing rehabilitation services (“SRS”) costs and expenses as a percentage of unit revenue decreased in the first six months of 2009 compared to the first six months of 2008 primarily due to an increase in therapist productivity and a decrease in selling, general and administrative expenses.  Direct operating expenses declined as a percentage of unit revenue primarily due to a reduction in labor and benefit costs as a percentage of revenue.  This was driven by therapist productivity improvements and lower contract labor usage during the current period which more than offset the impact of wage rate and benefit cost increases.  Improved therapist retention and a reduction in the time to fill permanent positions may have contributed to the decreased use of contract labor.  Selling, general and administrative expenses decreased primarily due to the cost savings achieved from the division and corporate realignment activities that were completed in the second half of 2008.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software which became fully amortized in 2008.  As a result of these factors, SRS’s operating earnings increased by $9.3 million from $10.3 million in the first six months of 2008 to $19.6 million in the first six months of 2009.

Total hospital rehabilitation services (“HRS”) costs and expenses as a percentage of unit revenue decreased in the first six months of 2009 compared to the first six months of 2008 primarily due to improved operating performance and a decrease in selling, general and administrative expenses.  Direct operating expenses decreased as a percentage of unit revenue in the first six months of 2009 reflecting a favorable change in the division’s contract mix, which included an additional 5.8 inpatient rehabilitation facility programs on average in the first six months of 2009 as compared to the same period in 2008.  Selling, general and administrative expenses decreased primarily as a result of the corporate realignment activities that were completed in the second half of 2008.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software which became fully amortized in 2008.  HRS’s operating earnings increased from $9.9 million in the first six months of 2008 to $14.0 million in the first six months of 2009.

Total hospital segment costs and expenses as a percentage of unit revenue increased from the first six months of 2008 to the first six months of 2009.  Operating expenses remained flat as a percentage of unit revenue in the first six months of 2009 as improved performances by our LTACHs in 2009 were largely offset by a decrease in earnings from our mature inpatient rehabilitation facilities.  Combined start-up and ramp-up losses increased slightly from $2.0 million in the first six months of 2008 to $2.2 million in the first six months of 2009.  The 2009 losses relate primarily to the start-up of our LTACH in Peoria, Illinois and the ramp-up of our LTACH in Kansas City.  Selling, general and administrative expenses increased from the prior year largely due to costs incurred for merger, acquisition and joint venture development activities and an investment in back office resources to support the recent and expected future growth of the business.  Depreciation and amortization expense increased from the first six months of 2008 to the first six months of 2009 primarily due to depreciation and amortization associated with our newest facilities.  As a result of these factors, the hospital segment incurred operating losses of $6.1 million in the first six months of 2009 and $3.6 million in the first six months of 2008.

Non-Operating Items

Interest expense decreased from $2.3 million in the first six months of 2008 to $1.1 million in the first six months of 2009 primarily due to both a reduction in interest rates and a reduction in borrowings against our revolving credit facility.  The balance outstanding on the revolving credit facility was $29.5 million and $68.5 million at June 30, 2009 and 2008, respectively.  Interest expense also includes commitment fees paid on the unused portion of our line of credit and fees paid on outstanding letters of credit.

Earnings from continuing operations before income taxes increased to $26.3 million in the first six months of 2009 from $14.4 million in the first six months of 2008.  The provision for income taxes was $10.5 million in the first six months of 2009 compared to $5.9 million in the first six months of 2008, reflecting effective income tax rates of 39.8% and 41.0%, respectively.

REHABCARE GROUP, INC.

The Company incurred losses from discontinued operations, net of tax, of $0.8 million and $0.2 million during the six months ended June 30, 2009 and 2008, respectively.  Such losses relate to Phase 2, which was sold in the second quarter of 2009, and the Midland hospital, which was sold in the third quarter of 2008.  The Company incurred an after tax loss of approximately $0.7 million on the sale of Phase 2.

Net losses attributable to noncontrolling interests in consolidated subsidiaries decreased from $0.7 million in the first six months of 2008 to $0.5 million in the first six months of 2009.  This decrease is primarily due to both a reduction in the losses incurred by our hospitals in Kansas City and St. Louis and an increase in profit generated from our hospital in Rome, Georgia, which was acquired in June 2008.

Net earnings attributable to RehabCare were $15.5 million in the first six months of 2009 compared to $9.0 million in the first six months of 2008.  Diluted earnings per share attributable to RehabCare were $0.87 in the first six months of 2009 and $0.51 in the first six months of 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had $23.6 million in cash and cash equivalents, and a current ratio (the amount of current assets divided by current liabilities) of approximately 1.9 to 1.  Working capital decreased by $9.5 million to $87.8 million at June 30, 2009 as compared to $97.3 million at December 31, 2008.  Net accounts receivable were $141.2 million at June 30, 2009 as compared to $139.2 million at December 31, 2008.  The number of days sales outstanding (DSO) in net receivables was 60.9 and 66.0 at June 30, 2009 and December 31, 2008, respectively.   A year ago, DSO in net receivables was 69.6 days.  The increase in accounts receivable is primarily due to the increase in revenues in 2009 and the acquisition of an LTACH in Dallas, Texas on June 30, 2009.   The improvement in DSO occurred in all of our divisions.

We generated cash from operations of $27.1 million and $18.6 million in the six months ended June 30, 2009 and 2008, respectively.  Capital expenditures were $5.9 million and $7.5 million in the six months ended June 30, 2009 and 2008, respectively.  Our capital expenditures primarily relate to the construction of new hospitals, investments in information technology systems, equipment additions and replacements and various other capital improvements.  The Company expects total capital expenditures for the remainder of 2009 to approximate $6.0 million.  Actual amounts spent will be dependent upon the timing of individual projects.  Over the next few years, we plan to continue to invest in information technology systems and the development and renovation of hospitals.

The Company has historically financed its operations with funds generated from operating activities and borrowings under credit facilities and long-term debt instruments.  We believe our cash on hand, cash generated from operations and availability under our credit facility will be sufficient to meet our future working capital, capital expenditures and debt service requirements.  We have a $175 million, five-year revolving credit facility, dated June 16, 2006, with $29.5 million outstanding as of June 30, 2009 at a weighted-average interest rate of approximately 4.7%.  The revolving credit facility is expandable to $225 million, subject to the approval of the lending group and subject to our continued compliance with the terms of the credit agreement.  As of June 30, 2009, we had $7.5 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount we may borrow under the revolving credit facility.  As of June 30, 2009, after consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $129 million.

REHABCARE GROUP, INC.

Regulatory and Legislative Update

Congress continues to work on reform legislation that could increase the number of U.S. citizens with healthcare insurance coverage and reduce Medicare and commercial provider reimbursement rates.  It is uncertain when or if any such reform legislation will occur this year.  It is also uncertain what impact any such reform legislation could have on our business.

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

On July 31, 2009, the Center for Medicare and Medicaid Services (“CMS”) released its final payment rule for skilled nursing facilities (“SNFs”) for fiscal year 2010 which includes provisions that would take effect in 2011.  Among other things, the final rule includes a net payment rate reduction of 1.1% for SNFs in 2010 and a move from the current payment system of resource utilization groups (“RUGs”) III to RUGs IV beginning in fiscal year 2011.  Because the final rule will result in reduced payments to our SNF clients, we could experience some downward pricing pressure in the fourth quarter of 2009.

To participate in Medicare, inpatient rehabilitation facilities (such as those operated by our hospital division and managed in our HRS division) must satisfy what is now known as the 60% Rule.  The rule requires that 60% of patients fall within thirteen specific diagnostic categories. We continue to monitor the regulatory environment for any new rules that could affect this statute.

On July 31, 2009, CMS released its final payment rule for inpatient rehabilitation facilities (“IRFs”) for fiscal year 2010.  Among others things, the final rule provides for a market basket rate increase of 2.5% and changes to the qualification requirements for an IRF.  We believe the final rule will generally have a favorable impact on our freestanding rehabilitation hospitals and HRS inpatient clients.

The 2007 Medicare, Medicaid and SCHIP Extension Act (“MMSEA”) established a three-year moratorium, which is scheduled to end on December 31, 2010, on the establishment or classification of any new LTACH facilities, any satellite facilities and increases in bed capacity at existing LTACHs.  Legislation by December 31, 2009 would be necessary to extend MMSEA.  The most recent extension of SCHIP, which was enacted in February 2009, did not alter any Medicare reimbursement policies that would significantly impact our business.  On July 31, 2009, CMS released its final payment rule for LTACHs for fiscal 2010.  Among other things, the final rule provides for a net 3.3% payment increase after considering the effects of a market basket adjustment, a coding adjustment and an increase in the outlier threshold.

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

REHABCARE GROUP, INC.

The Medicare Modernization Act of 2003 directed CMS to create a program using independent recovery audit contractors (“RACs”) to collect improper Medicare overpayments.  The RAC program, which began with a demonstration pilot in three states, has been controversial because the RACs are paid a percentage of claims that are ultimately disallowed.  On October 6, 2008, CMS awarded contracts to four permanent RACs which begun a nationwide roll-out of the program earlier this year.  We will continue to challenge and appeal any claims that we believe have been inappropriately denied.

Medicare reimbursement for certain rehabilitation services is based on the lesser of the provider’s actual charge for such services or the applicable Medicare physician fee schedule amount established by CMS. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a skilled nursing facility, an assisted living facility, a physician’s office, or the office of a therapist in private practice.  The physician fee schedule is subject to change from year to year.  The Medicare Improvements for Patients and Providers Act of 2008 provided a 0.5% increase in the fee schedule for 2008 and an additional 1.1% increase beginning January 1, 2009.  Unless new legislation is enacted, this provision will expire on December 31, 2009 and result in a significant decrease in the fee schedule.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our significant accounting policies, including the use of estimates, were presented in the notes to consolidated financial statements included in our 2008 Annual Report on Form 10-K, filed on March 10, 2009.  Items 7 and 8 of our 2008 Annual Report, as later revised, were included in the Current Report on Form 8-K filed on July 14, 2009.

Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties.  Our most critical accounting policies pertain to allowance for doubtful accounts, contractual allowances, goodwill and other intangible assets, impairment of long-lived assets, health, workers compensation and professional liability insurance accruals and accounting for investments in unconsolidated affiliates.  Each of these critical accounting policies was discussed in our 2008 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of “Item 7.  – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Item 7 of our 2008 Annual Report, as later revised, was included in the Current Report on Form 8-K filed on July 14, 2009.  There were no significant changes in the application of critical accounting policies during the first six months of 2009.

Item 3. – Quantitative and Qualitative Disclosures About Market Risks

The Company’s primary market risk exposure consists of changes in interest rates on certain borrowings that bear interest at floating rates.  Borrowings under our credit facility bear interest at the lender’s prime rate and the London Interbank Offered Rate (“LIBOR”), at our option, with applicable margins varying based upon our consolidated total leverage ratio.  Our LIBOR contracts can vary in length from 30 to 180 days.  As of June 30, 2009, the balance outstanding against the revolving credit facility was $29.5 million.  On December 28, 2007, the Company entered into an interest rate swap agreement that effectively fixed the interest rate at 4.0% plus applicable margins on $25 million of the borrowings under our credit facility for a two-year period.

REHABCARE GROUP, INC.

After consideration of the swap contract mentioned above, as of June 30, 2009, we had $4.5 million of variable rate debt outstanding under the credit facility at a weighted-average variable interest rate of approximately 3.3%.  Adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed.  Based on the variable rate debt outstanding under the credit facility at June 30, 2009, a 100 basis point increase in the LIBOR rate would result in additional interest expense of approximately $45,000 on an annualized basis.

Item 4. – Controls and Procedures

As June 30, 2009, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and  15d-14(c) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. – Risk Factors

For information regarding risk factors, please refer to the Company’s 2008 Annual Report on Form 10-K.  There were no material changes in the Company’s risk factors in the first six months of 2009.

Item 6. - Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REHABCARE GROUP, INC.

August 7, 2009

By: /s/	Jay W. Shreiner
Jay W. Shreiner
Executive Vice President and
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