Form 10-Q
period 2009-09-30
REHABCARE GROUP INC
filed 2009-11-05
CIK 812191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-14655

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

As of October 31, 2009, there were 18,447,389 outstanding shares of the registrant’s common stock.

REHABCARE GROUP, INC.

PART 1. – FINANCIAL INFORMATION
Item 1. – Condensed Consolidated Financial Statements
REHABCARE GROUP, INC.
Condensed Consolidated Statements of Earnings
(Unaudited; amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating revenues	$208,040	$181,350	$614,735	$543,353
Costs and expenses:
Operating	170,020	148,955	494,832	442,325
Selling, general and administrative	23,813	21,735	70,922	66,772
Depreciation and amortization	3,727	3,580	11,379	10,860
Total costs and expenses	197,560	174,270	577,133	519,957

Operating earnings	10,480	7,080	37,602	23,396

Interest income	—	29	19	104
Interest expense	(498)	(847)	(1,619)	(3,152)
Other income (expense), net	3	(4)	4	24
Equity in net income of affiliate	52	143	326	441

Earnings from continuing operations before income taxes	10,037	6,401	36,332	20,813
Income taxes	4,331	2,735	14,799	8,639
Earnings from continuing operations, net of tax	5,706	3,666	21,533	12,174
Loss from discontinued operations, net of tax	(16)	(280)	(847)	(511)
Net earnings	5,690	3,386	20,686	11,663
Net loss attributable to noncontrolling interests	1,067	612	1,614	1,339
Net earnings attributable to RehabCare	$6,757	$3,998	$22,300	$13,002

Amounts attributable to RehabCare stockholders:
Earnings from continuing operations, net of tax	$6,773	$4,278	$23,147	$13,513
Loss from discontinued operations, net of tax	(16)	(280)	(847)	(511)
Net earnings	$6,757	$3,998	$22,300	$13,002

Weighted-average common shares outstanding:
Basic	17,779	17,589	17,733	17,560
Diluted	18,282	17,824	18,050	17,773

Basic earnings per share attributable to RehabCare:
Earnings from continuing operations, net of tax	$0.38	$0.24	$1.31	$0.77
Loss from discontinued operations, net of tax	—	(0.01)	(0.05)	(0.03)
Net earnings	$0.38	$0.23	$1.26	$0.74

Diluted earnings per share attributable to RehabCare:
Earnings from continuing operations, net of tax	$0.37	$0.24	$1.28	$0.76
Loss from discontinued operations, net of tax	—	(0.02)	(0.04)	(0.03)
Net earnings	$0.37	$0.22	$1.24	$0.73

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	September 30, 2009	December 31, 2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$34,541	$27,373
Accounts receivable, net of allowance for doubtful accounts of $16,617 and $19,480, respectively	137,681	139,197
Deferred tax assets	14,750	14,876
Other current assets	8,016	7,165
Total current assets	194,988	188,611
Marketable securities, trading	3,268	2,810
Property and equipment, net	42,141	37,851
Goodwill	173,462	171,365
Intangible assets, net	25,571	28,944
Investment in unconsolidated affiliate	4,725	4,772
Other	2,864	4,053
Total assets	$447,019	$438,406
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$444	$—
Accounts payable	6,027	8,330
Accrued salaries and wages	58,852	55,188
Income taxes payable	2,634	776
Accrued expenses	31,059	27,033
Total current liabilities	99,016	91,327
Long-term debt, less current portion	26,273	57,000
Deferred compensation	3,283	2,833
Deferred tax liabilities	9,762	8,306
Other	1,092	1,140
Total liabilities	139,426	160,606

Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 21,783,752 shares and 21,657,544 shares as of September 30, 2009 and December 31, 2008, respectively	218	217
Additional paid-in capital	149,662	145,647
Retained earnings	199,336	177,036
Less common stock held in treasury at cost; 4,002,898 shares as of September 30, 2009 and December 31, 2008	(54,704)	(54,704)
Accumulated other comprehensive loss	(143)	(424)
Total stockholders’ equity	294,369	267,772
Noncontrolling interests	13,224	10,028
Total equity	307,593	277,800
Total liabilities and equity	$447,019	$438,406

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net earnings	$5,690	$3,386	$20,686	$11,663

Other comprehensive income (loss), net of tax:

Changes in the fair value of derivative designated as a cash flow hedge	117	24	281	(72)
Total other comprehensive income (loss), net of tax	117	24	281	(72)

Comprehensive income	5,807	3,410	20,967	11,591

Comprehensive loss attributable to noncontrolling interests	1,067	612	1,614	1,339

Comprehensive income attributable to RehabCare	$6,874	$4,022	$22,581	$12,930

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statement of Changes in Equity
(Unaudited; amounts in thousands)

	Amounts Attributable to RehabCare Stockholders
					Accumulated
		Additional			other	Non-
	Common	paid-in	Retained	Treasury	comprehensive	controlling	Total
	stock	capital	earnings	stock	earnings (loss)	interests	equity

Balance, December 31, 2008	$217	$145,647	$177,036	$(54,704)	$(424)	$10,028	$277,800

Net earnings (loss)	—	—	22,300	—	—	(1,614)	20,686

Changes in the fair value of derivative, net of tax	—	—	—	—	281	—	281

Stock-based compensation	—	3,454	—	—	—	—	3,454

Activity under stock plans	1	561	—	—	—	—	562

Business combination	—	—	—	—	—	1,591	1,591

Contributions by noncontrolling interests	—	—	—	—	—	3,442	3,442

Distributions to noncontrolling interests	—	—	—	—	—	(223)	(223)

Balance, September 30, 2009	$218	$149,662	$199,336	$(54,704)	$(143)	$13,224	$307,593

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; amounts in thousands)

	Nine Months Ended,
	September 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$20,686	11,663
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	11,402	11,158
Provision for doubtful accounts	5,105	6,103
Equity in net income of affiliate	(326)	(441)
Stock-based compensation expense	3,454	2,196
Income tax benefits from share-based payments	743	762
Excess tax benefits from share-based payments	(286)	(547)
Loss (gain) on disposal of discontinued operations	1,188	(321)
Gain on disposal of property and equipment	(4)	(24)
Changes in assets and liabilities:
Accounts receivable, net	(2,018)	(7,901)
Other current assets	209	486
Other assets	296	255
Accounts payable	(3,737)	(144)
Accrued salaries and wages	3,296	2,680
Income taxes payable and deferred taxes	3,096	2,125
Accrued expenses	3,605	4,126
Deferred compensation	(86)	(176)
Net cash provided by operating activities	46,623	32,000

Cash flows from investing activities:
Additions to property and equipment	(8,932)	(12,689)
Purchase of marketable securities	(395)	(369)
Proceeds from sale/maturities of marketable securities	473	546
Disposition of business	5,007	7,193
Purchase of businesses, net of cash acquired	(6,143)	(7,096)
Other, net	72	(113)
Net cash used in investing activities	(9,918)	(12,528)

Cash flows from financing activities:
Net change in revolving credit facility	(32,000)	(16,500)
Principal payments on long-term debt	(1,438)	(6,000)
Contributions by noncontrolling interests	3,442	2,879
Distributions to noncontrolling interests	(223)	—
Activity under stock plans	396	1,742
Excess tax benefits from share-based payments	286	547
Net cash used in financing activities	(29,537)	(17,332)

Net increase in cash and cash equivalents	7,168	2,140
Cash and cash equivalents at beginning of period	27,373	10,265
Cash and cash equivalents at end of period	$34,541	$12,405

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements
Nine Month Periods Ended September 30, 2009 and 2008
(Unaudited)

(1)           Basis of Presentation

The condensed consolidated financial statements contained in this Form 10-Q, which are unaudited, include the accounts of RehabCare Group, Inc. (“RehabCare” or “the Company”) and its wholly and majority owned affiliates.  The Company accounts for its investments in less than 50% owned affiliates using the equity method.  All significant intercompany accounts and activity have been eliminated in consolidation.  The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year.  Subsequent events after the balance sheet date have been evaluated through November 5, 2009, which is the date this Form 10-Q was filed.

Certain prior year amounts have been reclassified to conform to current year presentation.  Such reclassifications primarily relate to the June 2009 sale of all the outstanding common stock of Phase 2 Consulting, Inc. (“Phase 2”).  The Company reclassified its condensed consolidated statements of earnings for the three months and nine months ended September 30, 2008 to show the results of operations for Phase 2 as discontinued operations.  In addition, the Company’s adoption of a new accounting standard now codified in the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification Topic 810-10-45, “Noncontrolling Interest in a Subsidiary,” in the first quarter of 2009 resulted in changes to the presentation of noncontrolling interests within the Company’s condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all entries necessary for a fair presentation have been included.  Reference is made to the Company’s revised audited consolidated financial statements and the related notes as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008, included in the Current Report on Form 8-K filed on October 9, 2009 with the Securities and Exchange Commission, which provide additional disclosures and a further description of the Company’s accounting policies.   Such consolidated financial statements reflect the presentation of the results of operations for Phase 2 as discontinued operations for all periods presented.

(2)           Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s 2008 Annual Report on Form 10-K, filed on March 10, 2009.  Items 7 and 8 of the Annual Report were included in the Current Report on Form 8-K filed on October 9, 2009 as described above.

(3)           Stock-Based Compensation

GAAP requires the recognition of compensation expense for all share-based compensation awarded to employees, net of estimated forfeitures, using a fair-value-based method.  Under GAAP, the grant-date fair value of each award is amortized to expense over the award’s vesting period.  Compensation expense associated with share-based awards is included in corporate selling, general and administrative expense in the accompanying consolidated statements of earnings.  Total pre-tax compensation expense and its related income tax benefit were as follows (in thousands of dollars):

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2009	2008	2009	2008

Share-based compensation expense	$1,209	$560	$3,454	$2,196
Income tax benefit	467	217	1,335	849

The Company has various incentive plans that provide long-term incentive and retention awards.  These awards include stock options and restricted stock awards.  At September 30, 2009, a total of approximately 246,000 shares were available for future issuance under the plans.

Stock Options

No stock options were granted during the nine months ended September 30, 2009 and 2008.   As of September 30, 2009, there was approximately $28,000 of unrecognized compensation cost related to nonvested options.  Such cost is expected to be recognized over a weighted-average period of six months.

Restricted Stock Awards

In 2006, the Company began issuing restricted stock awards to attract and retain key Company executives.  At the end of a three-year restriction period, the awards will vest and be transferred to the participant provided that the participant has been an employee of the Company continuously throughout the restriction period.  In 2007, the Company also began issuing restricted stock awards to its nonemployee directors.  One-fourth of such awards generally vest each quarter over the first four quarters following the date of grant.

The Company’s restricted stock awards have been classified as equity awards under GAAP.  New shares of common stock are issued to satisfy restricted stock award vestings.  The Company generally receives a tax deduction for each restricted stock award equal to the fair market value of the restricted stock award on the award’s vesting date.  Upon vesting, the Company may withhold shares with value equivalent to the minimum statutory withholding tax obligation and then remit cash to the appropriate taxing authorities.  The shares withheld are effectively share repurchases by the Company as they reduce the number of shares that would have otherwise been issued as a result of the vesting.

A summary of the status of the Company’s nonvested restricted stock awards as of September 30, 2009 and changes during the nine-month period ended September 30, 2009 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at December 31, 2008	398,742	$18.90
Granted	361,516	14.03
Vested	(80,070)	18.57
Forfeited	(11,100)	16.42
Nonvested at September 30, 2009	669,088	$16.35

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

As of September 30, 2009, there was approximately $3.5 million of unrecognized compensation cost related to nonvested restricted stock awards.  Such cost is expected to be recognized over a weighted-average period of 1.8 years.

(4)           Earnings per Share (EPS)

Basic earnings per share excludes dilution and is computed by dividing income available to RehabCare common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (as calculated utilizing the treasury stock method).  These potential shares include dilutive stock options and unvested restricted stock awards.

The following table sets forth the computation of basic and diluted earnings per share attributable to RehabCare stockholders (in thousands, except per share data).  The net earnings amounts presented below exclude income and losses attributable to noncontrolling interests in consolidated subsidiaries.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Earnings from continuing operations	$6,773	$4,278	$23,147	$13,513
Loss from discontinued operations	(16)	(280)	(847)	(511)
Net earnings	$6,757	$3,998	$22,300	$13,002

Denominator:
Basic weighted average common shares outstanding	17,779	17,589	17,733	17,560
Effect of dilutive securities:
stock options and restricted stock awards	503	235	317	213
Diluted weighted average common shares outstanding	18,282	17,824	18,050	17,773

Basic earnings per common share:
Earnings from continuing operations	$0.38	$0.24	$1.31	$0.77
Loss from discontinued operations	—	(0.01)	(0.05)	(0.03)
Net earnings	$0.38	$0.23	$1.26	$0.74

Diluted earnings per common share:
Earnings from continuing operations	$0.37	$0.24	$1.28	$0.76
Loss from discontinued operations	—	(0.02)	(0.04)	(0.03)
Net earnings	$0.37	$0.22	$1.24	$0.73

For the three months and nine months ended September 30, 2009, outstanding stock options totaling approximately 0.3 million and 0.8 million potential shares, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  For the three months and nine months ended September 30, 2008, outstanding stock options totaling approximately 1.0 million potential shares in each period were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

(5)           Investment in Unconsolidated Affiliate

The Company maintains a 40% equity interest in Howard Regional Specialty Care, LLC (“HRSC”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana.  The Company uses the equity method to account for its investment in HRSC.  The Company’s initial investment in HRSC exceeded the Company’s share of the book value of HRSC’s stockholders’ equity by approximately $3.5 million.  This excess is being accounted for as equity method goodwill.  The carrying value of the Company’s investment in HRSC was approximately $4.7 million and $4.8 million at September 30, 2009 and December 31, 2008, respectively.

(6)           Business Combination

Effective June 30, 2009, the Company and a group of Dallas area physicians formed a new jointly-owned entity, Dallas LTACH, LLC.  On that same date, Dallas LTACH, LLC acquired certain assets and assumed certain liabilities of Gulf States LTAC of Dallas.  The physician group is also a member of Gulf States LTAC of Dallas.  In connection with the acquisition, the Company paid cash consideration of approximately $6.4 million and received an 80% interest in the new entity.  The physician group owns the remaining 20% interest.  The assets acquired include a 60-bed long-term acute care hospital located inside a freestanding facility in Dallas, Texas (the “Dallas LTACH”).  The hospital is leasing the facility under a 20-year operating lease which expires in September 2027.  In connection with this transaction, the Company recorded acquisition-related expenses of approximately $0.1 million and $0.6 million in the three months and nine months ended September 30, 2009, respectively.  Acquisition-related expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of earnings.

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

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The newly acquired hospital’s results of operations have been included in the Company’s financial statements prospectively beginning after the date of acquisition.  The Dallas LTACH generated revenues of $3.4 million and incurred operating losses of $1.7 million in the three months and nine months ended September 30, 2009.  The Company has not presented the pro forma results of operations of the Dallas LTACH because the presentation of such information is considered impracticable.  The Company believes such disclosures are impracticable because the hospital’s historical financial statements were not audited and are not considered reliable.  The Company made a reasonable effort, but is unable to obtain reliable historical financial statements for the Dallas LTACH.

(7)           Intangible Assets

At September 30, 2009 and December 31, 2008, the Company had the following intangible asset balances (in thousands):

	September 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing Intangible Assets:
Noncompete agreements	$1,850	$(1,414)	$1,850	$(1,261)
Customer contracts and relationships	23,096	(11,943)	23,096	(10,042)
Trade names	9,683	(2,456)	9,683	(1,929)
Medicare exemption	454	(312)	454	(227)
Market access assets	5,720	(239)	5,720	(24)
Certificates of need	142	(64)	142	(28)
Lease arrangements	905	(261)	905	(205)
Total	$41,850	$(16,689)	$41,850	$(13,716)

Non-amortizing Intangible Assets:
Trade names	$410		$810

Certain customer contracts and lease arrangements have contractual provisions that enable renewal or extension of the asset's contractual life.  Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred.

Amortization expense incurred by continuing operations was approximately $983,000 and $917,000 for the three months ended September 30, 2009 and 2008, respectively, and $2,972,000 and $2,715,000 for the nine months ended September 30, 2009 and 2008, respectively.

The following table presents the changes in the carrying amount of goodwill for each reportable segment during the nine months ended September 30, 2009 (in thousands).  See Note 10 for information about certain changes that were made to the Company’s reporting structure.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	SRS (a)	HRS (b)	Hospitals	Other	Total
Balance at December 31, 2008	$68,459	$39,715	$48,087	$15,104	$171,365
Changes to reporting structure	10,960	—	—	(10,960)	—
Acquisitions	—	—	6,241	—	6,241
Disposition	—	—	—	(4,144)	(4,144)
Balance at September 30, 2009	$79,419	$39,715	$54,328	$—	$173,462

(a)	Skilled nursing rehabilitation services (SRS).
(b)	Hospital rehabilitation services (HRS).

 (8)           Dispositions and Discontinued Operations

Effective June 1, 2009, the Company completed the sale of all the outstanding common stock of Phase 2 Consulting, Inc. (“Phase 2”) to Premier, Inc. for an estimated $5.5 million.  The selling price is subject to adjustment based on subsequent accounts receivable collections.  Such adjustment will be determined within approximately six months of the closing date.  This transaction will allow the Company’s management to focus on its core businesses.  In connection with this transaction, the Company recognized a pre-tax loss on the disposal of the Phase 2 business of approximately $1.2 million in the second quarter of 2009.

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

The Company has guaranteed the collection of all but $45,000 of Phase 2’s accounts receivable.  The Company believes the likelihood of having to make any material payments under the guarantee is remote, and therefore, an immaterial amount of liability was recognized for the guarantee.

Phase 2 has been classified as a discontinued operation pursuant to GAAP for all periods presented.  The operating results for this discontinued operation are shown in the following table (in thousands):

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating revenues	$—	$1,700	$2,833	$7,169
Costs and expenses	28	1,792	3,076	7,259
Operating loss from discontinued operation	(28)	(92)	(243)	(90)
Loss on disposal of assets of discontinued operation	—	—	(1,188)	—
Income tax benefit	11	36	558	35
Loss from discontinued operation	$(17)	$(56)	$(873)	$(55)

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

The Midland hospital has been classified as a discontinued operation pursuant to GAAP.  The operating results for this discontinued operation are shown in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating revenues	$—	$580	$—	$3,927
Costs and expenses	(1)	1,268	(43)	4,995
Operating gain (loss) from discontinued operation	1	(688)	43	(1,068)
Gain on disposal of assets of discontinued operation	—	321	—	321
Income tax benefit (expense)	—	143	(17)	291
Gain (loss) from discontinued operation	$1	$(224)	$26	$(456)

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

The Amended and Restated Credit Agreement contains administrative covenants that are ordinary and customary for similar credit facilities.  The credit facility also includes financial covenants, including requirements for us to comply on a consolidated basis with a maximum ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), a maximum ratio of total funded debt to EBITDA and a minimum ratio of adjusted EBITDA to fixed charges.  As of September 30, 2009, the Company was in compliance with all debt covenants.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Borrowings under the credit facility are collateralized by substantially all of the Company’s assets and bear interest at either the lender’s prime rate or the London Interbank Offered Rate (“LIBOR”), at the Company’s option, plus applicable margins.  Our LIBOR contracts can vary in length from 30 to 180 days.  At September 30, 2009, the balance outstanding against the revolving credit facility was $25 million.  On December 28, 2007, the Company entered into an interest rate swap related to these borrowings.  The purpose of the swap was to reduce the Company’s exposure to changes in interest rates.  The swap effectively fixes the interest rate on all $25 million of the borrowings outstanding at September 30, 2009 at 4.0% plus applicable margins.  The interest rate swap agreement expires in December 2009.  If the Company were to violate a debt covenant under the credit facility, the Company would also be in default under the interest rate swap agreement, and the counterparty to the interest rate swap agreement could terminate the agreement and request immediate payment as applicable under the agreement.

GAAP requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value.  The Company has formally designated its interest rate swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate (LIBOR).  The fair value of the swap agreement is recorded in the consolidated balance sheets as an other liability of $0.2 million and $0.7 million at September 30, 2009 and December 31, 2008, respectively.

The unrealized losses resulting from the change in the fair value of the interest rate swap have been reflected in other comprehensive income (“OCI”).  The unrealized losses as of September 30, 2009 are expected to be reclassified from accumulated other comprehensive income to interest expense as the related interest payments being hedged are made.  Since its inception, the interest rate swap agreement has been highly effective in offsetting fluctuations from changes in the benchmark interest rate, and as a result, no gains or losses have been required to be recognized immediately in earnings because of hedge ineffectiveness.  The following table presents information on the location and amounts of the effective portion of the gains and losses recognized on the interest rate swap before income taxes (in thousands).  There was no ineffective portion.

Amount of Gain or (Loss) Recognized in OCI				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Interest Expense
Three Months Ended,		Nine Months Ended,		Three Months Ended,		Nine Months Ended,
September 30,		September 30,		September 30,		September 30,
2009	2008	2009	2008	2009	2008	2009	2008

$190	$39	$458	$(118)	$(216)	$(75)	$(549)	$(110)

In connection with the Dallas LTACH acquisition, the Company became a lessee of certain equipment under capital leases that expire on various dates through February 2014.  The balance outstanding for capital lease obligations was $1.7 million at September 30, 2009 including approximately $0.4 million that is payable within the next twelve months.  Terms of the leases call for monthly minimum lease payments ranging from approximately $3,000 to $45,000 including imputed interest at the Company’s incremental borrowing rate of 6.5% per annum.  The assets and liabilities under capital leases were recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.

As of September 30, 2009, the Company had $8.5 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount the Company may borrow under its line of credit.  As of September 30, 2009, after the consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $139.7 million.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

(10)         Industry Segment Information

In the first quarter of 2009, the Company made certain changes to the structure of its internal organization.  These changes primarily consisted of making the Company’s skilled nursing rehabilitation services division responsible for oversight of the Company’s businesses that provide resident-centered management consulting services and staffing services for therapists and nurses.  Following these structural changes and the June 2009 sale of Phase 2, the Company now operates in the following two reportable business segments, which are managed separately based on fundamental differences in operations: program management services and hospitals.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and skilled nursing rehabilitation services (including contract therapy in skilled nursing facilities, resident-centered management consulting services and staffing services for therapists and nurses).  The Company’s hospitals segment owns and operates six inpatient rehabilitation hospitals and seven long-term acute care hospitals.

Virtually all of the Company’s services are provided in the United States.  Summarized information about the Company’s operations in each industry segment is as follows (in thousands).  The corresponding information for the prior year has been restated to reflect the changes to structure of the Company’s internal organization as noted above.

	Three Months Ended,		Nine Months Ended,
Operating Revenues	September 30,		September 30,
	2009	2008	2009	2008
Program management:
Skilled nursing rehabilitation services	$123,350	$112,246	$370,285	$339,174
Hospital rehabilitation services	45,039	41,591	133,202	121,996
Program management total	168,389	153,837	503,487	461,170
Hospitals	39,651	27,513	111,248	82,183
Total	$208,040	$181,350	$614,735	$543,353

	Three Months Ended,		Nine Months Ended,
Operating Earnings (Loss)	September 30,		September 30,
	2009	2008	2009	2008
Program management:
Skilled nursing rehabilitation services	$9,834	$6,661	$29,397	$16,931
Hospital rehabilitation services	8,196	6,229	22,152	16,178
Program management total	18,030	12,890	51,549	33,109
Hospitals	(7,550)	(5,517)	(13,693)	(9,130)
Unallocated corporate expense (1)	—	(293)	(254)	(583)
Total	$10,480	$7,080	$37,602	$23,396

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended,		Nine Months Ended,
Depreciation and Amortization	September 30,		September 30,
	2009	2008	2009	2008
Program management:
Skilled nursing rehabilitation services	$1,564	$1,651	$4,820	$5,158
Hospital rehabilitation services	561	612	1,831	2,008
Program management total	2,125	2,263	6,651	7,166
Hospitals	1,602	1,317	4,728	3,694
Total	$3,727	$3,580	$11,379	$10,860

	Three Months Ended,		Nine Months Ended,
Capital Expenditures	September 30,		September 30,
	2009	2008	2009	2008
Program management:
Skilled nursing rehabilitation services	$516	$992	$1,887	$2,366
Hospital rehabilitation services	793	296	1,200	654
Program management total	1,309	1,288	3,087	3,020
Hospitals	1,742	3,913	5,845	9,627
Healthcare management consulting (2)	—	3	—	42
Total	$3,051	$5,204	$8,932	$12,689

Total Assets	September 30,	December 31,
	2009	2008
Program management:
Skilled nursing rehabilitation services	$192,123	$198,236
Hospital rehabilitation services	116,911	115,044
Program management total	309,034	313,280
Hospitals (3)	137,985	118,267
Healthcare management consulting (2)	—	6,859
Total	$447,019	$438,406

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

(11)         Related Party Transactions

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $168,000 and $132,000 for the three months ended September 30, 2009 and 2008, respectively, and $539,000 and $453,000 for the nine months ended September 30, 2009 and 2008, respectively.  55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short.  The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

(12)         Fair Value Measurements

The Company’s financial instruments consist of cash equivalents, accounts receivable, marketable securities, accounts payable, an interest rate swap agreement and long-term debt.  The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short-term nature.   The carrying value of long-term debt was $26.7 million and $57.0 million at September 30, 2009 and December 31, 2008, respectively.  The carrying value of long-term debt at September 30, 2009 and December 31, 2008 approximates fair value based on the interest rates offered for borrowings with comparable maturities.  The Company’s marketable securities and interest rate swap agreement are recorded at fair value.

The following table sets forth the disclosures required by GAAP for the Company’s assets and liabilities which are measured at fair value on a recurring basis (amounts in thousands):

		Fair Value Measurements at September 30, 2009 Using:
	Carrying value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$3,268	$3,268	$—	$—
Interest rate swap	(234)	—	(234)	—
Total	$3,034	$3,268	$(234)	$—

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

(13)         Employee Severance Costs

In the second half of 2008, the Company eliminated approximately 60 corporate and division support positions in an effort to better align the Company’s support functions and reduce corporate and division overhead.   The following table provides a roll-forward of the liability for accrued severance costs from January 1, 2009 through September 30, 2009 (amounts in thousands):

Employee
Severance
Costs
Balance, January 1, 2009	$1,353
Payments	(1,248)
Balance, September 30, 2009	$105

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

(14)         Recently Issued Pronouncements

During the quarter ended September 30, 2009, the FASB Accounting Standards Codification (“ASC” or “Codification”) became the Company’s single official source of authoritative GAAP (other than guidance issued by the Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is now considered non-authoritative.  The FASB will not issue new standards in the form of Statements or FASB Staff Positions.  Instead, it will issue Accounting Standards Updates (“ASUs”).

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“Statement 167”), which amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  In addition, the new statement amends the guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity and for identifying the primary beneficiary of a variable interest entity.  Statement 167 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009.  The Company has not yet determined the effect, if any, the adoption of Statement 167 will have on the Company’s financial position or results of operations.  The Codification has not yet been updated for Statement 167.

In May 2009, the FASB issued a new standard now codified as ASC Topic 855, “Subsequent Events,” which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of ASC Topic 855 during the quarter ended June 30, 2009.  The Company’s adoption of the new standard had no material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued a new standard now codified in ASC Topic 810-10-45, “Noncontrolling Interest in a Subsidiary,” which requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  The Company adopted the new standard effective January 1, 2009.  The Company’s adoption of the new standard resulted in changes to the presentation of noncontrolling interests within the Company’s consolidated financial statements.

(15)         Subsequent Event

On November 3, 2009, the Company entered into a definitive agreement and plan of merger with Triumph HealthCare Holdings, Inc. (“Triumph”) whereby one of the Company’s subsidiaries will merge with and into Triumph (the “Merger”), with Triumph surviving as a wholly-owned subsidiary of the Company.  Triumph is one of the largest LTACH operators in the country with 2008 annual revenue of approximately $424 million.  The Company will pay Triumph’s stockholders, warrant holders and option holders an aggregate purchase price of $570 million subject to certain working capital and other purchase price adjustments.  Founded in 2004 and based in Houston, Texas, Triumph operates 20 long-term acute care hospitals in 7 states.  The transaction has been approved by the Company’s Board of Directors and is expected to close on or about December 1, 2009.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The transaction is expected to be financed through a combination of committed bank financing, cash on hand, additional capital raising transactions and/or seller financing in the form of convertible preferred stock of RehabCare.  The Company is also planning to replace its existing $175 million revolving credit facility with a new $125 million credit facility with a five-year term.

Subject to certain conditions, if the Company has not consummated the Merger by December 31, 2009, then the Merger may be terminated by Triumph, in which case the Company would be required to pay Triumph a termination fee of $20 million in cash.  Reference is made to the Company’s Form 8-K filed on November 4, 2009 with the Securities and Exchange Commission, which provides additional information and documentation regarding the Merger.

In connection with the Triumph agreement, the Company recorded acquisition-related expenses of approximately $0.4 million in the three months and nine months ended September 30, 2009.  Acquisition-related expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of earnings.

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
•
uncertainty in the financial markets that limits the availability and impacts the terms and conditions of financing, which could impact our ability to consummate acquisitions and meet obligations to third parties;

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

Results of Operations

We operate in the following two business segments, which are managed separately based on fundamental differences in operations: program management services and hospitals.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and skilled nursing rehabilitation services (including contract therapy in skilled nursing facilities, resident-centered management consulting services and staffing services for therapists and nurses).  Our hospitals segment owns and operates six inpatient rehabilitation hospitals and seven LTACHs.

REHABCARE GROUP, INC.

Effective June 1, 2009, the Company completed the sale of all the outstanding common stock of Phase 2 Consulting, Inc. (“Phase 2”) to Premier, Inc. for approximately $5.5 million.  Phase 2 provides management and economic consulting services to the healthcare industry and had been a subsidiary of the Company since it was acquired in 2004.  This transaction will allow the Company’s management to focus on its core businesses.  Phase 2 has been classified as a discontinued operation.  Prior year comparative amounts throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the treatment of Phase 2 as a discontinued operation.

Effective August 30, 2008, the Company completed the sale of equipment, goodwill, other intangible assets and certain related assets associated with an inpatient rehabilitation hospital located in Midland, Texas (the “Midland hospital”) to HealthSouth Corporation for approximately $7.2 million.  This transaction was the result of a strategic review of the Midland-Odessa market.  The Midland hospital has also been classified as a discontinued operation.

Selected Operating Statistics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Program Management:
Skilled Nursing Rehabilitation Services:
Total operating revenues (in thousands)	$123,350	$112,246	$370,285	$339,174
Contract therapy revenues (in thousands)	$117,610	$105,572	$350,515	$316,156
Average number of contract therapy locations	1,089	1,071	1,077	1,062
Average revenue per contract therapy location	$107,979	$98,548	$325,372	$297,600

Hospital Rehabilitation Services:
Operating revenues (in thousands)
Inpatient	$32,926	$30,800	$97,588	$90,439
Outpatient	12,113	10,791	35,614	31,557
Total	$45,039	$41,591	$133,202	$121,996

Average number of programs
Inpatient	120	123	121	121
Outpatient	36	33	36	33
Total	156	156	157	154

Average revenue per program
Inpatient	$274,387	$251,437	$804,736	$745,881
Outpatient	$339,549	$329,810	$994,137	$959,022

Hospitals:
Operating revenues (in thousands)	$39,651	$27,513	$111,248	$82,183
Number of facilities at end of period	13	10	13	10

REHABCARE GROUP, INC.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Operating Revenues

Consolidated operating revenues during the third quarter of 2009 increased by approximately $26.6 million, or 14.7%, to $208.0 million compared to $181.4 million in the third quarter of 2008.  The revenue increase was due to growth in each of our business segments.

Skilled nursing rehabilitation services (“SRS”) operating revenues increased $11.1 million or 9.9% in the third quarter of 2009 compared to the third quarter of 2008.  Same store contract therapy revenues grew 10.0% reflecting a 6.5% increase in same store minutes of service.  Higher average daily census, improved therapist productivity and a market basket adjustment for skilled nursing facilities which became effective October 1, 2008 contributed to the growth in same store revenues.  The average number of contract therapy locations operated during the third quarter of 2009 grew 1.7%.

Hospital rehabilitation services (“HRS”) operating revenues increased 8.3% in the third quarter of 2009 compared to the third quarter of 2008 as inpatient revenue increased 6.9% and outpatient revenue increased 12.3%.  Inpatient average revenue per program increased 9.1% in the third quarter of 2009 reflecting favorable changes in the division’s contract portfolio as compared to the prior year quarter.  Same store discharges for inpatient rehabilitation facilities grew 0.5% compared to the third quarter of 2008.  HRS operated 110 inpatient rehabilitation facility programs as of both September 30, 2009 and 2008.  The increase in outpatient revenue in the third quarter of 2009 reflects a 9.0% increase in the average number of units operated and a 7.8% increase in same store revenues.  Same store outpatient units of service increased 8.2% in the third quarter of 2009.

Hospital segment revenues were $39.7 million in the third quarter of 2009 compared to $27.5 million in the third quarter of 2008.  The increase in revenues in 2009 reflects the June 2009 acquisition of an LTACH in Dallas, the November 2008 opening of a rehabilitation hospital in St. Louis, Missouri and the January 2009 certification of an LTACH in Kansas City, Missouri.  The hospital segment also opened an LTACH in Peoria, Illinois in August 2009.  This hospital began its LTACH demonstration period on November 1, 2009.  It will be reimbursed at Medicare’s lower inpatient prospective payment system rates for six full months from the date the hospital began its LTACH demonstration period.  After it maintains an average length-of-stay of 25 days for six full months, the hospital will apply to the Centers for Medicare and Medicaid Services (“CMS”) for an LTACH provider number.  Same store revenues increased by $3.5 million or 12.9% in the third quarter of 2009 as compared to the third quarter of 2008.  One hospital contributed $1.9 million to the same store revenue growth as a result of an increase in patient census.

Costs and Expenses
	Three Months Ended September 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$170,020	81.7%	$148,955	82.1%
Selling, general and administrative	23,813	11.5	21,735	12.0
Depreciation and amortization	3,727	1.8	3,580	2.0
Total costs and expenses	$197,560	95.0%	$174,270	96.1%

REHABCARE GROUP, INC.

Operating expenses as a percentage of revenues decreased in all of our businesses.  The decrease in selling, general and administrative expenses as a percentage of revenues reflects the increase in revenues combined with the cost savings achieved by eliminating approximately 60 corporate and division support positions in the second half of 2008.  These cost savings were more than offset by an increase in stock-based compensation expense and management incentives, which reflects the improved overall performance of the Company, and an increase in selling, general and administrative expenses incurred by our hospital segment.

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts decreased by approximately $0.3 million from $1.4 million in the third quarter of 2008 to $1.1 million in the third quarter of 2009.

	Three Months Ended September 30,
	2009		2008
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Skilled Nursing Rehabilitation Services:
Operating expenses	$99,631	80.8%	$91,558	81.6%
Selling, general and administrative	12,321	10.0	12,376	11.0
Depreciation and amortization	1,564	1.2	1,651	1.5
Total costs and expenses	$113,516	92.0%	$105,585	94.1%
Hospital Rehabilitation Services:
Operating expenses	$31,451	69.8%	$29,302	70.5%
Selling, general and administrative	4,831	10.7	5,448	13.1
Depreciation and amortization	561	1.3	612	1.4
Total costs and expenses	$36,843	81.8%	$35,362	85.0%
Hospitals:
Operating expenses	$38,938	98.2%	$28,095	102.1%
Selling, general and administrative	6,661	16.8	3,618	13.2
Depreciation and amortization	1,602	4.0	1,317	4.8
Total costs and expenses	$47,201	119.0%	$33,030	120.1%

Total skilled nursing rehabilitation services (“SRS”) costs and expenses declined as a percentage of unit revenue in the third quarter of 2009 compared to the third quarter of 2008 primarily due to improved operating performance and better leveraging of selling, general and administrative expenses.  Direct operating expenses declined as a percentage of unit revenue primarily due to a reduction in labor and benefit costs as a percentage of revenue.  This was driven by therapist productivity improvements during the current quarter which more than offset the impact of wage rate and benefit cost increases.  The decrease in selling, general and administrative expenses as a percentage of unit revenue reflects the increase in revenues combined with the cost savings achieved from the division and corporate realignment activities that were completed in the second half of 2008.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software which became fully amortized in 2008.  As a result of these factors, SRS’s operating earnings increased from $6.7 million in the third quarter of 2008 to $9.8 million in the third quarter of 2009.

Total hospital rehabilitation services (“HRS”) costs and expenses declined as a percentage of unit revenue in the third quarter of 2009 compared to the third quarter of 2008 primarily due to improved operating performance and a decrease in selling, general and administrative expenses.  Direct operating expenses decreased as a percentage of unit revenue in the current quarter reflecting a favorable change in the division’s contract mix, which included an additional 2.4 inpatient rehabilitation facility programs on average in the third quarter of 2009 as compared to the third quarter of 2008.  Selling, general and administrative expenses decreased primarily as a result of the corporate realignment activities that were completed in the second half of 2008 and divisional realignment which was completed in the first half of 2009.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software which became fully amortized in 2008.  HRS’s operating earnings increased by $2.0 million from $6.2 million in the third quarter of 2008 to $8.2 million in the third quarter of 2009.

REHABCARE GROUP, INC.

Total hospital segment costs and expenses as a percentage of unit revenue decreased from the third quarter of 2008 to the third quarter of 2009.  Operating expenses decreased as a percentage of unit revenue in the third quarter of 2009 primarily due to an increase in earnings from our mature hospitals, including our Clear Lake, Texas hospital which was negatively impacted by Hurricane Ike in 2008.  We estimate Hurricanes Ike and Gustav had a combined negative impact on the third quarter 2008 operating earnings of the hospital segment of $0.6 million.  Combined start-up and ramp-up losses declined from $1.9 million in the third quarter of 2008 to $1.5 million in the third quarter of 2009.  The 2008 losses primarily relate to the start-up of our LTACH in Kansas City while the 2009 losses primarily relate to the start-up of our LTACH in Peoria, Illinois which accepted its first patient in August 2009.  The hospital in Kansas City became certified as an LTACH in January 2009.  Additionally, Dallas LTAC Hospital, which was acquired on June 30, 2009, incurred an operating loss of approximately $1.8 million during the third quarter of 2009.  Selling, general and administrative expenses increased from the prior year quarter as costs incurred for merger, acquisition and joint venture development activities increased by $2.3 million in the third quarter of 2009.  The hospital segment has also continued to invest in back office resources to support the recent and expected future growth of the business.  Depreciation and amortization expense increased from the third quarter of 2008 to the third quarter of 2009 primarily due to depreciation and amortization associated with our newest facilities.  As a result of these factors, the hospital segment incurred operating losses of $7.6 million in the third quarter of 2009 and $5.5 million in the third quarter of 2008.

Non-Operating Items

Interest expense decreased from $0.8 million in the third quarter of 2008 to $0.5 million in the third quarter of 2009 primarily due to a reduction in borrowings against our revolving credit facility.  The balance outstanding on the revolving credit facility was $25.0 million and $52.0 million at September 30, 2009 and 2008, respectively.  Interest expense also includes interest on capital lease obligations, commitment fees paid on the unused portion of our line of credit and fees paid on outstanding letters of credit.

Earnings from continuing operations before income taxes increased to $10.0 million in the third quarter of 2009 from $6.4 million in the third quarter of 2008.  The provision for income taxes was $4.3 million in the third quarter of 2009 compared to $2.7 million in the third quarter of 2008, reflecting effective income tax rates of 43.2% and 42.7%, respectively.  The increase in the effective tax rate reflects the increase in net losses attributable to noncontrolling interests from which we do not derive a related tax benefit.

The Company incurred a loss from discontinued operations, net of tax, of $0.3 million during the three months ended September 30, 2008.  This loss relates to the operations of Phase 2, which was sold in the second quarter of 2009, and the Midland hospital, which was sold in the third quarter of 2008.  See Note 8 to the condensed consolidated financial statements for additional information.

Net losses attributable to noncontrolling interests in consolidated subsidiaries increased from $0.6 million in the third quarter of 2008 to $1.1 million in the third quarter of 2009.  This increase is primarily due to the recognition of the noncontrolling interests’ share of the losses incurred by our hospitals in Peoria and Dallas.

REHABCARE GROUP, INC.

Net earnings attributable to RehabCare were $6.8 million in the third quarter of 2009 compared to $4.0 million in the third quarter of 2008.  Diluted earnings per share attributable to RehabCare were $0.37 in the third quarter of 2009 and $0.22 in the third quarter of 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Operating Revenues

Consolidated operating revenues during the first nine months of 2009 increased by approximately $71.3 million, or 13.1%, to $614.7 million compared to $543.4 million in the first nine months of 2008.  The revenue increase was due to growth in each of our business segments.

Skilled nursing rehabilitation services (“SRS”) operating revenues increased $31.1 million or 9.2% in the first nine months of 2009 compared to the first nine months of 2008.  Same store contract therapy revenues grew 10.3% reflecting a 6.8% increase in same store minutes of service.  Higher average daily census, improved therapist productivity and a market basket adjustment for skilled nursing facilities which became effective October 1, 2008 contributed to the growth in same store revenues.  The average number of contract therapy locations operated during the first nine months of 2009 grew 1.4%.

Hospital rehabilitation services (“HRS”) operating revenues increased $11.2 million or 9.2% in the first nine months of 2009 compared to the first nine months of 2008 as inpatient revenue increased 7.9% and outpatient revenue increased 12.9%.  Inpatient average revenue per program increased 7.9% in the first nine months of 2009 reflecting favorable changes in the division’s contract portfolio as compared to the prior year.  In addition, same store revenues for inpatient rehabilitation facilities (“IRFs”) grew 1.3% and same store IRF discharges increased 2.2% compared to the first nine months of 2008.  The increase in outpatient revenue in the first nine months of 2009 reflects an 8.8% increase in the average number of units operated and an 8.4% increase in same store revenues.

Hospital segment revenues were $111.2 million in the first nine months of 2009 compared to $82.2 million in the first nine months of 2008.  The increase in revenues in 2009 reflects the June 2009 acquisition of an LTACH in Dallas, the June 2008 acquisition of The Specialty Hospital in Rome, Georgia, the November 2008 opening of a rehabilitation hospital in St. Louis, Missouri and the January 2009 certification of an LTACH in Kansas City, Missouri.  Same store revenues increased by $5.8 million or 7.5% in the first nine months of 2009 as compared to the first nine months of 2008.  One hospital contributed $3.9 million to the same store revenue growth as a result of an increase in patient census.

Costs and Expenses
	Nine Months Ended September 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$494,832	80.5%	$442,325	81.4%
Selling, general and administrative	70,922	11.5	66,772	12.3
Depreciation and amortization	11,379	1.9	10,860	2.0
Total costs and expenses	$577,133	93.9%	$519,957	95.7%

REHABCARE GROUP, INC.

Operating expenses as a percentage of revenues decreased in all of our businesses.  The decrease in selling, general and administrative expenses as a percentage of revenues reflects the increase in revenues combined with the cost savings achieved by eliminating approximately 60 corporate and division support positions in the second half of 2008.  These cost savings were more than offset by an increase in stock-based compensation expense and management incentives, which reflects the improved overall performance of the Company, and an increase in selling, general and administrative expenses incurred by our hospital segment.

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts decreased by $0.7 million from $5.7 million in the first nine months of 2008 to $5.0 million in the first nine months of 2009.  This decrease is primarily attributable to both our skilled nursing rehabilitation services and hospital rehabilitation services businesses and reflects the results of a concerted focus on collection activities and our on-going efforts to improve the quality of our portfolio of accounts receivable.

	Nine Months Ended September 30,
	2009		2008
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Skilled Nursing Rehabilitation Services:
Operating expenses	$298,763	80.7%	$278,496	82.1%
Selling, general and administrative	37,305	10.1	38,589	11.4
Depreciation and amortization	4,820	1.3	5,158	1.5
Total costs and expenses	$340,888	92.1%	$322,243	95.0%
Hospital Rehabilitation Services:
Operating expenses	$93,092	69.9%	$86,797	71.1%
Selling, general and administrative	16,127	12.1	17,013	13.9
Depreciation and amortization	1,831	1.4	2,008	1.7
Total costs and expenses	$111,050	83.4%	$105,818	86.7%
Hospitals:
Operating expenses	$102,977	92.6%	$77,032	93.7%
Selling, general and administrative	17,236	15.5	10,587	12.9
Depreciation and amortization	4,728	4.2	3,694	4.5
Total costs and expenses	$124,941	112.3%	$91,313	111.1%

Total skilled nursing rehabilitation services (“SRS”) costs and expenses as a percentage of unit revenue decreased in the first nine months of 2009 compared to the first nine months of 2008 primarily due to an increase in therapist productivity and a decrease in selling, general and administrative expenses.  Direct operating expenses declined as a percentage of unit revenue primarily due to a reduction in labor and benefit costs as a percentage of revenue.  This was driven by therapist productivity improvements and lower contract labor usage during the current period which more than offset the impact of wage rate and benefit cost increases.  Improved therapist retention and a reduction in the time to fill permanent positions may have contributed to the decreased use of contract labor.  Selling, general and administrative expenses decreased primarily due to the cost savings achieved from the division and corporate realignment activities that were completed in the second half of 2008.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software which became fully amortized in 2008.  As a result of these factors, SRS’s operating earnings increased by $12.5 million from $16.9 million in the first nine months of 2008 to $29.4 million in the first nine months of 2009.

REHABCARE GROUP, INC.

Total hospital rehabilitation services (“HRS”) costs and expenses as a percentage of unit revenue decreased in the first nine months of 2009 compared to the first nine months of 2008 primarily due to improved operating performance and a decrease in selling, general and administrative expenses.  Direct operating expenses decreased as a percentage of unit revenue in the first nine months of 2009 reflecting a favorable change in the division’s contract mix, which included an additional 4.7 inpatient rehabilitation facility programs on average in the first nine months of 2009 as compared to the same period in 2008.  Selling, general and administrative expenses decreased primarily as a result of the corporate realignment activities that were completed in the second half of 2008.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software which became fully amortized in 2008.  HRS’s operating earnings increased from $16.2 million in the first nine months of 2008 to $22.2 million in the first nine months of 2009.

Total hospital segment costs and expenses as a percentage of unit revenue increased from the first nine months of 2008 to the first nine months of 2009.  Operating expenses decreased as a percentage of unit revenue in the first nine months of 2009 primarily due to an increase in earnings from our mature hospitals, including our Clear Lake, Texas hospital which was negatively impacted by Hurricane Ike in 2008.  Combined start-up and ramp-up losses declined from $3.9 million in the first nine months of 2008 to $3.6 million in the first nine months of 2009.  The 2009 losses relate primarily to the start-up of our LTACH in Peoria, Illinois and the ramp-up of our LTACH in Kansas City.  We define the ramp-up phase for an LTACH as the period during which the hospital attempts to build its patient census following the receipt of its LTACH license.  Additionally, Dallas LTAC Hospital, which was acquired on June 30, 2009, incurred an operating loss of approximately $1.8 million during the nine months ended September 30, 2009.  Selling, general and administrative expenses increased from the prior year largely due to a $3.8 million increase in merger, acquisition and joint venture development expenses.  The hospital segment has also continued to invest in back office resources to support the recent and expected future growth of the business.  Depreciation and amortization expense increased from the first nine months of 2008 to the first nine months of 2009 primarily due to depreciation and amortization associated with our newest facilities.  As a result of these factors, the hospital segment incurred operating losses of $13.7 million in the first nine months of 2009 and $9.1 million in the first nine months of 2008.

Non-Operating Items

Interest expense decreased from $3.2 million in the first nine months of 2008 to $1.6 million in the first nine months of 2009 primarily due to both a reduction in interest rates and a reduction in borrowings against our revolving credit facility.  The balance outstanding on the revolving credit facility was $25.0 million and $52.0 million at September 30, 2009 and 2008, respectively.  Interest expense also includes interest on capital lease obligations, commitment fees paid on the unused portion of our line of credit and fees paid on outstanding letters of credit.

Earnings from continuing operations before income taxes increased to $36.3 million in the first nine months of 2009 from $20.8 million in the first nine months of 2008.  The provision for income taxes was $14.8 million in the first nine months of 2009 compared to $8.6 million in the first nine months of 2008, reflecting effective income tax rates of 40.7% and 41.5%, respectively.

The Company incurred losses from discontinued operations, net of tax, of $0.8 million and $0.5 million during the nine months ended September 30, 2009 and 2008, respectively.  Such losses relate to Phase 2, which was sold in the second quarter of 2009, and the Midland hospital, which was sold in the third quarter of 2008.  The Company incurred an after tax loss of approximately $0.7 million on the sale of Phase 2.

REHABCARE GROUP, INC.

Net losses attributable to noncontrolling interests in consolidated subsidiaries increased from $1.3 million in the first nine months of 2008 to $1.6 million in the first nine months of 2009.  This increase is primarily due to the recognition of the noncontrolling interests’ share of the losses incurred by our hospitals in Peoria, Kansas City and Dallas.

Net earnings attributable to RehabCare were $22.3 million in the first nine months of 2009 compared to $13.0 million in the first nine months of 2008.  Diluted earnings per share attributable to RehabCare were $1.24 in the first nine months of 2009 and $0.73 in the first nine months of 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had $34.5 million in cash and cash equivalents, and a current ratio (the amount of current assets divided by current liabilities) of approximately 2 to 1.  Working capital decreased by $1.3 million to $96.0 million at September 30, 2009 as compared to $97.3 million at December 31, 2008.  Net accounts receivable were $137.7 million at September 30, 2009 as compared to $139.2 million at December 31, 2008.  The number of days sales outstanding (DSO) in net receivables was 61.1 and 66.0 at September 30, 2009 and December 31, 2008, respectively.   The improvement in DSO occurred primarily in our skilled nursing rehabilitation services and hospital rehabilitation services businesses.

We generated cash from operations of $46.6 million and $32.0 million in the nine months ended September 30, 2009 and 2008, respectively.  Capital expenditures were $8.9 million and $12.7 million in the nine months ended September 30, 2009 and 2008, respectively.  Our capital expenditures primarily relate to the construction of new hospitals, investments in information technology systems, equipment additions and replacements and various other capital improvements.  The Company expects total capital expenditures for the remainder of 2009 to approximate $3.0 million.  Actual amounts spent will be dependent upon the timing of individual projects.  Over the next few years, we plan to continue to invest in information technology systems and the development and renovation of hospitals.

The Company has historically financed its operations with funds generated from operating activities and borrowings under credit facilities and long-term debt instruments.  We believe our cash on hand, cash generated from operations and availability under our credit facility will be sufficient to meet our future working capital, capital expenditures and debt service requirements.  We have a $175 million, five-year revolving credit facility, dated June 16, 2006, with $25 million outstanding as of September 30, 2009 at a weighted-average interest rate of approximately 5.0%.  The revolving credit facility is expandable to $225 million, subject to the approval of the lending group and subject to our continued compliance with the terms of the credit agreement.  As of September 30, 2009, we had $8.5 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount we may borrow under the revolving credit facility.  As of September 30, 2009, after consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $139.7 million.

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

REHABCARE GROUP, INC.

On July 31, 2009, the Center for Medicare and Medicaid Services (“CMS”) released its final payment rule for skilled nursing facilities (“SNFs”) for fiscal year 2010 which includes provisions that would take effect in 2011.  Among other things, the final rule includes a net payment rate reduction of 1.1% for SNFs beginning on October 1, 2009, a move from the current payment system of resource utilization groups (“RUGs”) III to RUGs IV beginning in fiscal year 2011 and changes to care deliverability requirements for concurrent therapy.  Because the final rule will result in reduced payments to our SNF clients, we could experience some downward pricing pressure starting in the fourth quarter of 2009.

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

The 2007 Medicare, Medicaid and SCHIP Extension Act (“MMSEA”) established a three-year moratorium, which is scheduled to end on December 31, 2010, on the establishment or classification of any new LTACH facilities, any satellite facilities and increases in bed capacity at existing LTACHs.  Legislation by December 31, 2010 would be necessary to extend MMSEA.  The most recent extension of SCHIP, which was enacted in February 2009, did not alter any Medicare reimbursement policies that would significantly impact our business.  On July 31, 2009, CMS released its final payment rule for LTACHs for fiscal 2010.  Among other things, the final rule provides for a net 3.3% payment increase after considering the effects of a market basket adjustment, a coding adjustment and an increase in the outlier threshold.

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

The Medicare Modernization Act of 2003 directed CMS to create a program using independent recovery audit contractors (“RACs”) to collect improper Medicare overpayments.  The RAC program, which began with a demonstration pilot in three states, has been controversial because the RACs are paid a percentage of claims that are ultimately disallowed.  On October 6, 2008, CMS awarded contracts to four permanent RACs which begun a nationwide roll-out of the program earlier in 2009.  We will continue to challenge and appeal any claims that we believe have been inappropriately denied.

Medicare reimbursement for certain rehabilitation services is based on the lesser of the provider’s actual charge for such services or the applicable Medicare physician fee schedule amount established by CMS. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a skilled nursing facility, an assisted living facility, a physician’s office, or the office of a therapist in private practice.  The physician fee schedule is subject to change from year to year.  The Medicare Improvements for Patients and Providers Act of 2008 provided a 0.5% increase in the fee schedule for 2008 and an additional 1.1% increase beginning January 1, 2009.  Unless new legislation is enacted, this provision will expire on December 31, 2009 and result in an estimated 22% decrease in the fee schedule.

REHABCARE GROUP, INC.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our significant accounting policies, including the use of estimates, were presented in the notes to consolidated financial statements included in our 2008 Annual Report on Form 10-K, filed on March 10, 2009.  Items 7 and 8 of our 2008 Annual Report, as later revised, were included in the Current Report on Form 8-K filed on October 9, 2009.

Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties.  Our most critical accounting policies pertain to allowance for doubtful accounts, contractual allowances, goodwill and other intangible assets, impairment of long-lived assets, health, workers compensation and professional liability insurance accruals and accounting for investments in unconsolidated affiliates.  Each of these critical accounting policies was discussed in our 2008 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of “Item 7.  – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Item 7 of our 2008 Annual Report, as later revised, was included in the Current Report on Form 8-K filed on October 9, 2009.  There were no significant changes in the application of critical accounting policies during the first nine months of 2009.

Item 3. – Quantitative and Qualitative Disclosures About Market Risks

The Company’s primary market risk exposure consists of changes in interest rates on certain borrowings that bear interest at floating rates.  Borrowings under our credit facility bear interest at the lender’s prime rate and the London Interbank Offered Rate (“LIBOR”), at our option, with applicable margins varying based upon our consolidated total leverage ratio.  Our LIBOR contracts can vary in length from 30 to 180 days.  As of September 30, 2009, the balance outstanding against the revolving credit facility was $25 million.  On December 28, 2007, the Company entered into an interest rate swap agreement that effectively fixed the interest rate at 4.0% plus applicable margins on all $25 million of the borrowings under our credit facility for a two-year period.  After the interest rate swap contract matures on December 28, 2009, adverse changes in short-term interest rates could affect our overall borrowing rate when LIBOR contracts are renewed.

Item 4. – Controls and Procedures

As September 30, 2009, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and  15d-14(c) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REHABCARE GROUP, INC.

PART II. – OTHER INFORMATION

Item 1. – Legal Proceedings

At the current time, we are not a party to any pending legal proceedings which we believe would or could have a material adverse affect on our business, financial condition, results of operations or liquidity.

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

Item 1A. – Risk Factors

For information regarding risk factors, please refer to the Company’s 2008 Annual Report on Form 10-K.  There were no material changes in the Company’s risk factors in the first nine months of 2009.

Item 6. - Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REHABCARE GROUP, INC.

November 5, 2009

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