Form 10-K
period 2009-12-31
REHABCARE GROUP INC
filed 2010-03-08
CIK 812191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 for the fiscal year ended December 31, 2009
Commission file number 001-14655

RehabCare Group, Inc.
(Exact name of registrant as specified in its charter)
Delaware	51-0265872
(State of Incorporation)	(I.R.S. Employer Identification No.)

7733 Forsyth Boulevard, 23rd Floor, St. Louis, Missouri 63105
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (800) 677-1238

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2009 was approximately $427 million based on the closing price of the stock on that day.   At February 28, 2010, the registrant had 24,635,959 shares of Common Stock outstanding, including unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2010 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report.

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

PART I

ITEM 1.                 BUSINESS

The terms “RehabCare,” “our company,” “we” and “our” as used herein refer to RehabCare Group, Inc. and its subsidiaries.

Overview of Our Company

RehabCare Group, Inc., a Delaware corporation, headquartered in St. Louis, Missouri, is a leading provider of rehabilitation program management services in more than 1,200 hospitals, skilled nursing facilities, outpatient facilities and other long-term care facilities located in 41 states.  We also own and operate 28 long-term acute care hospitals (“LTACHs”) and 6 rehabilitation hospitals.  These hospitals provide total medical care to patients with medically complex diagnoses and to patients in need of rehabilitation.

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

Effective November 24, 2009, we acquired all of the outstanding common stock of Triumph HealthCare Holdings, Inc. (“Triumph”) for a purchase price of approximately $538.5 million.  On the acquisition date, Triumph operated 20 LTACHs in seven states.  In 2009, we also acquired LTACHs in Dallas, Texas and Philadelphia, Pennsylvania and opened a majority-owned LTACH in Peoria, Illinois.  These activities expanded the number of LTACHs we own and operate to 28, making us the third largest LTACH provider in the United States.

Effective June 1, 2009, we completed the sale of our Phase 2 Consulting, Inc. (“Phase 2”) business.  Phase 2 provides management and economic consulting services to the healthcare industry and had been a subsidiary of the Company since it was acquired in 2004.  The sale of Phase 2 will allow the Company to focus on its core businesses:  program management services and hospitals.

For the year ended December 31, 2009, we had consolidated operating revenues of $869.4 million, operating earnings of $44.5 million, net earnings attributable to RehabCare of $23.0 million and diluted earnings per share attributable to RehabCare of $1.22.

Industry Overview

As a provider of program management services and an operator of hospitals, our revenues and growth are affected by trends and developments in healthcare spending. According to the Centers for Medicare and Medicaid Services (“CMS”), total healthcare expenditures in the United States grew by 4.4% to approximately $2.3 trillion in 2008 or 16.2% of the United States gross domestic product.

CMS further projects that total healthcare spending in the United States will continue to grow an average of 6.1% annually from 2009 through 2019.  According to these estimates, healthcare expenditures will account for approximately $4.5 trillion, or 19.3%, of the United States gross domestic product by 2019.

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

We believe healthcare expenditures and longer life expectancy of the general population will place increased pressure on healthcare providers to find innovative, efficient means of delivering healthcare services. In particular, many of the health conditions associated with aging — such as stroke and heart attack, neurological disorders and diseases and injuries to the muscles, bones and joints — will increase the demand for rehabilitative therapy and long-term acute care. These trends, combined with the need for acute care hospitals to move their patients into the appropriate level of care on a timely basis, will encourage healthcare providers to efficiently direct patients to long-term acute care hospitals, inpatient rehabilitation facilities, outpatient therapy, home health, skilled nursing therapy and other post-acute programs.

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

There are approximately 5,000 general acute-care hospitals in the United States, including an estimated 1,000 hospitals with inpatient rehabilitation facilities (“IRFs”).  We currently provide acute rehabilitation program management services to 106 hospitals that operate inpatient rehabilitation facilities.

There are approximately 15,700 Medicare-certified skilled nursing facilities in the United States, including an estimated 5,000 facilities that are the most likely prospects for our contract therapy services.  We currently provide services to 1,118 of those facilities.  In addition to skilled nursing facilities, we have expanded our service offerings to deliver therapy management services in additional settings such as long-term care, home health, assisted living facilities and continuing care retirement communities.

Overview of Our Business Units

We currently operate in two business segments:  program management services, which consists of two business units — hospital rehabilitation services and skilled nursing rehabilitation services — and hospitals.  The following table describes the services we offer within each segment.

Business Segments	Description of Service	Benefits to Client

Program Management Services:
Hospital Rehabilitation Services:
Inpatient Inpatient Rehabilitation Facilities: Skilled Nursing Units (Subacute Rehabilitation):	High acuity rehabilitation for conditions such as stroke, orthopedic conditions and head injuries. Lower acuity rehabilitation for conditions such as stroke, cancer, heart failure, burns and wounds.

Affords the client opportunities to retain and expand market share in the post-acute market by offering specialized clinical rehabilitation services to patients who might otherwise be discharged to a setting outside the client’s facility.

Outpatient	Outpatient therapy programs for hospital-based and satellite programs (primarily sports and work-related injuries).	Helps bring patients into the client’s facility by providing specialized clinical programs and helps the client compete with freestanding clinics.

Skilled Nursing Rehabilitation Services:
Contract Therapy	Rehabilitation services in freestanding skilled nursing, long-term care and assisted living facilities for neurological, orthopedic and other medical conditions.	Affords the client the ability to fulfill the continuing need for therapists on a full-time or part-time basis. Offers the client a better opportunity to improve the quality of their programs.
Other	Resident-centered consulting services and therapist and nurse staffing services for healthcare providers.	Provides management advisory services and solutions to healthcare providers.
Hospitals:
Long-Term Acute Care Hospitals (LTACHs)	Provide high-level therapeutic and clinical care to patients with medically complex diagnoses requiring an average length of stay of 25 days or more.
Rehabilitation Hospitals	Provide intense interdisciplinary rehabilitation services to patients on an inpatient and outpatient basis.

Financial information about each of our business segments is contained in Note 19, “Industry Segment Information,” to our consolidated financial statements.

The following table summarizes, by geographic region in the United States, our program management and hospital locations as of December 31, 2009.

	Program Management Services
	Inpatient
	Rehabilitation/	Outpatient	Contract
	Skilled Nursing	Therapy	Therapy
Geographic Region	Units	Programs	Programs	Hospitals
Mountain Region	1/1	1	66	1
North Central Region	35/1	10	327	7
Northeast Region	16/1	5	121	2
South Central Region	32/0	6	403	22
Southeast Region	14/2	7	148	2
Western Region	8/4	1	53	0
Total	106/9	30	1,118	34

Program Management Services

Many healthcare providers partner with companies, like RehabCare, that manage either a single service line or a broad range of service lines. Partnering allows healthcare providers to take advantage of the specialized expertise of contract management companies, enabling them to concentrate on the businesses they know best, such as facility and acute-care management. Continued managed care and Medicare reimbursement controls for acute care services have driven healthcare providers to look for additional sources of revenue. As constraints on overhead and operating costs have increased and staffing has been reduced, partnering with providers of ancillary and post-acute services has become more important in order to increase patient volumes and provide services at a lower cost while maintaining high quality standards.

By partnering with contract management companies like RehabCare, healthcare facilities may be able to:

•	Improve Clinical Quality. Program managers focused on rehabilitation are able to develop and employ best practices, which benefit client facilities and their patients.

•
Increase Volumes. Through the addition of specialty services such as IRFs within acute-care hospitals, patients who were being discharged to other venues for treatment can now remain in the hospital setting. This allows hospitals to capture revenues that would otherwise be realized by another provider. Upon discharge, patients can return for outpatient care, creating added revenues for the provider. New services also help hospitals attract new patients. The addition of a managed rehabilitation program helps skilled nursing facilities attract residents by broadening their scope of services.

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

•
Establish Agreements with Managed Care Organizations. Program managers often have the ability to improve clinical care by capturing and analyzing patient information from a large number of inpatient rehabilitation and skilled nursing units, which an individual hospital could not do on its own without a substantial investment in specialized systems. Becoming part of a managed care network helps the hospital attract physicians, and in turn, attract more patients to the hospital.

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

Our program management services segment consists of two business units — hospital rehabilitation services (which includes inpatient acute and subacute rehabilitation programs and outpatient therapy programs) and skilled nursing rehabilitation services.

Inpatient

We have developed an effective business model in the prospective payment environment, and we are instrumental in helping our clients achieve favorable outcomes in their inpatient rehabilitation settings.

Inpatient Rehabilitation. Since 1982, our inpatient division has been a leader in operating inpatient rehabilitation facilities (“IRFs”) in acute-care hospitals on a contract basis. As of December 31, 2009, we managed inpatient rehabilitation facilities in 106 hospitals for patients with various diagnoses including stroke, orthopedic conditions, arthritis, spinal cord and traumatic brain injuries.

We establish IRFs in acute-care hospitals that have vacant space and unmet rehabilitation needs in their markets. We also work with hospitals that currently operate IRFs to determine the projected level of cost savings we can deliver to them by implementing our scheduling, clinical protocol and outcome systems, as well as through productivity training for existing staff. In the case of hospitals that do not operate inpatient rehabilitation facilities, we review their historical and existing hospital population, as well as the demographics of the geographic region, to determine the optimal size of the proposed IRF and the potential of the new facility under our management to attract patients and generate revenues sufficient to cover anticipated expenses.

In the inpatient division, our relationships with hospitals are in the form of contracts for management services which are typically three to five years in duration.  We are generally paid by our clients on the basis of a negotiated fee per month or fee per discharge.

An IRF within an acute-care hospital affords the hospital the ability to offer rehabilitation services to patients who might otherwise be discharged to a setting outside the hospital. An IRF within an acute-care hospital typically consists of 20 beds and is staffed with a program director, a physician or medical director, and clinical staff, which may include a psychologist, physical and occupational therapists, a speech/language pathologist, a social worker, a case manager and other appropriate support personnel.

Subacute Rehabilitation. In 1994, the inpatient division added a skilled nursing service line in response to client requests for management services and our strategic decision to broaden our inpatient services.  As of December 31, 2009, we managed 9 inpatient skilled nursing units. The hospital-based skilled nursing unit enables patients to remain in a hospital setting where emergency needs can be met quickly as opposed to being sent to a freestanding skilled nursing facility. These types of units are located within the acute-care hospital and are separately licensed.

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

Outpatient

In 1993, we began managing outpatient therapy programs that provide therapy services to patients with work-related and sports-related illnesses and injuries. As of December 31, 2009, we managed 30 hospital-based and satellite outpatient therapy programs. An outpatient therapy program complements the hospital’s occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation facilities and medical/surgical beds. An outpatient therapy program also attracts patients into the hospital and is operated either on the client hospital’s campus or in satellite locations controlled by the hospital.

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

Skilled Nursing Rehabilitation Services

In 1997, we added therapy management for freestanding skilled nursing facilities to our service offerings. This program affords the client the opportunity to fulfill its continuing need for therapists on a full-time or part-time basis without the need to hire and retain full-time staff. As of December 31, 2009, we managed 1,118 contract therapy programs.

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

Hospitals

We entered the rehabilitation and long-term acute care hospital market in 2005 when we acquired substantially all of the operating assets of MeadowBrook Healthcare, Inc. (“MeadowBrook”), an operator of two rehabilitation hospitals and two LTACHs.  These facilities treat patients who require intensive inpatient rehabilitative care and patients with medically complex diagnoses.  Patient care is provided by nursing and therapy staff as directed by a physician order.  Effective November 24, 2009, we acquired all of the outstanding stock of Triumph HealthCare Holdings, Inc., which operated 20 LTACHs at the time of acquisition, more than doubling the size of our hospital segment.  As of December 31, 2009, we operated 28 LTACHs and 6 rehabilitation hospitals.  We are the sole owner of 20 of these hospitals. We retain a 51% to 87% ownership in the remaining 14 jointly owned hospitals.  Our hospitals are located in Texas, Oklahoma, Louisiana, Florida, Georgia, Missouri, Illinois, Ohio, Indiana, Pennsylvania, Michigan, North Dakota and Colorado.  Except for two Company-owned facilities, all of these facilities are located in property leased by us under long-term leases.  Our facilities range in size from 20 to 115 licensed beds.  We also own a 40% equity interest in a freestanding rehabilitation hospital in Kokomo, Indiana.

LTACHs serve highly complex, but relatively stable, patients. Typical diagnoses include respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, stroke, cardiac disorders, non-healing wounds, renal disorders and cancer. Most LTACH patients are transferred from inpatient acute medical/surgical beds.  In order to remain certified as an LTACH, average length of stay for Medicare patients must be at least 25 days.

The clinical services we provide in LTACHs include: nursing care, rehabilitation therapies, pulmonology, respiratory care, cardiac and hemodynamic monitoring, ventilator weaning, dialysis services, IV antibiotic therapy, total parenteral nutrition, wound care, vacuum assisted closure, pain management and diabetes management.  The majority of our LTACH patients are covered by Medicare.

Our rehabilitation hospitals provide services to patients who require intensive inpatient rehabilitative care. Inpatient rehabilitation patients typically experience significant physical disabilities due to various conditions, such as head injury, spinal cord injury, stroke, certain orthopedic problems, and neuromuscular disease. Our rehabilitation hospitals provide the medical, nursing, therapy, and ancillary services required to comply with local, state, and federal regulations, as well as accreditation standards of the Joint Commission. The outpatient services offered by our hospital division assist us in managing patients through their post-acute continuum of care.  The majority of our inpatient rehabilitation facility patients are covered by Medicare.

In the hospital segment, we are developing joint venture relationships with acute care hospitals and physician practices whereby the joint venture owns and/or operates the LTACH or rehabilitation facility, and we provide management services to the facility, which include billing, collection, and other facility management services.  This joint venture management business model provides the potential for additional profitability and significantly longer partnerships, but requires additional capital compared to our traditional contract management business.

Strategy

Our operations are guided by a defined strategy aimed at advancing the profitability and growth of our company and the delivery of high quality healthcare services to patients.  The focal point of that strategy is the development of clinically integrated post acute continuums of care in geographic regions throughout the United States where we provide services in a full spectrum of post acute patient settings.  We plan to execute this strategy over the long-term through acquisitions, joint ownership arrangements with market leading healthcare providers and by aggressively pursuing additional program management opportunities.

Competition

Competition in our program management business is highly fragmented and intense.  We compete with large national companies and smaller regional companies that offer one or more of the same services. The fundamental challenge in this line of business is convincing our potential clients, primarily hospitals and skilled nursing facilities, that we can provide quality rehabilitation services more efficiently than they can themselves. Among our principal competitive advantages are our scale, reputation for quality, cost effectiveness, an outcomes management system, innovation, price and technology systems.

Our hospitals compete primarily with LTACHs, IRFs and skilled nursing units within acute care hospitals located in our respective markets.  In addition, we face competition from other large publicly held companies such as HealthSouth Corporation, Select Medical Corporation and Kindred Healthcare, Inc.

We rely on our ability to attract, develop and retain therapists and program management personnel.  We compete for these professionals with other healthcare companies, including current and potential clients, which seek to fill positions with either regular or temporary employees.

Government Regulation

Overview.  The healthcare industry is required to comply with many federal, state and local laws and is subject to regulation by a number of federal, state and local governmental agencies, including those that administer the Medicare and Medicaid programs, those responsible for the licensure of healthcare providers and facilities, and those responsible for administering and approving health facility construction, new services and equipment purchasing. The healthcare industry is also affected by federal, state and local policies developed to regulate the manner in which healthcare is provided, administered and paid for nationally and locally.  While Congress attempted to pass major legislation on healthcare reform in 2009, it is not known when or if such legislation will occur.

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

A few states require that healthcare facilities obtain state permission prior to entering into contracts for the management of their services. Some states also require that healthcare facilities obtain state permission in the form of a certificate of need prior to constructing or modifying their space, purchasing high-cost medical equipment, or adding new healthcare services. If a certificate of need is required, the process may take up to 12 months or more, depending on the state. The certificate of need application may be denied if contested by a competitor or if the new facility or service is deemed unnecessary by the state reviewing agency. A certificate of need is usually issued for a specified maximum expenditure and requires implementation of the proposed improvement or new service within a specified period of time.  If we or our clients are unable to obtain a certificate of need, we may not be able to implement a contract to provide therapy services or open a new hospital.

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

The prospective payment system for inpatient rehabilitation facilities (“IRFs”) is similar to the DRG payment system used for acute-care hospital services but uses a case-mix group (“CMG”) rather than a diagnosis-related group. Each patient is assigned to a CMG based on clinical characteristics and expected resource needs as a result of information reported on a patient assessment instrument which is completed upon patient admission and discharge. Under the prospective payment system, an IRF may keep the difference between its CMG payment and its operating costs incurred in furnishing patient services, but it is at risk for operating costs that exceed the applicable CMG payment.

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

The Medicare Modernization Act of 2003 directed CMS to create a program using independent recovery audit contractors (“RACs”) to collect improper Medicare overpayments.  The RAC program, which began with a demonstration pilot in three states and is scheduled to be expanded to all 50 states by 2010, has been very controversial because the RACs are paid a percentage of claims that are ultimately disallowed.  On October 6, 2008, CMS awarded contracts to four permanent RACs beginning in March 2009. We will continue to challenge and appeal any claims that we believe have been inappropriately denied.

Medicare reimbursement for outpatient rehabilitation services is based on the lesser of the provider’s actual charge for such services or the applicable Medicare physician fee schedule amount established by CMS. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a skilled nursing facility, an assisted living facility, a physician’s office, or the office of a therapist in private practice.  The physician fee schedule is subject to change from year to year.  The Medicare Improvements for Patients and Providers Act of 2008 provided a 0.5% increase in the fee schedule for 2008 and an additional 1.1% increase beginning January 1, 2009.  In December 2009, Congress passed a short extension of the current fee schedule which expired on March 1, 2010.  On March 2, 2010, the President signed HR 4961, a short term extension for a number of expiring provisions.  Contained in this bill is an extension of the current physician fee schedule through March 31, 2010.

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

LTACHs are currently reimbursed under a prospective payment system (“LTACH-PPS”) pursuant to which Medicare classifies patients into distinct diagnostic related groups based upon specific clinical characteristics and expected resource needs.  The 2007 SCHIP Extension Act provided regulatory relief for a three year period to LTACHs to ensure continued access to current long-term acute care hospital services.  Specifically, the legislation prevented CMS from implementing a new payment provision for short stay outlier cases and provided that the 25% Rule will not be applied to freestanding LTACHs and grandfathered LTACHs such as the one we operate in New Orleans  until after cost reporting periods beginning on or after July 1, 2010.

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

Skilled nursing facilities are also subject to a prospective payment system based on resource utilization group classifications.  On July 31, 2009, CMS issued its final payment rule for skilled nursing facilities for federal fiscal year 2010 which includes provisions that would take effect in federal fiscal year 2011.  The final rule included a net payment rate reduction of 1.1% for skilled nursing facilities (“SNFs”) beginning on October 1, 2009 and two provisions that begin on October 1, 2010: a move from the current payment system of resource utilization groups (“RUGs III”) to RUGs IV and changes to the reimbursement rules for concurrent therapy.  Concurrent therapy occurs when two or more patients are treated at the same time with different regimens.  In the past, CMS considered the total time of the concurrent session to be assigned to each patient.  The final rule now requires the total time to be allocated amongst each patient.

As of January 1, 2006, certain limits or caps on the amount of reimbursement for therapy services provided to Medicare Part B patients came into effect.  The annual therapy caps are currently $1,860 for occupational therapy and a combined cap of $1,860 for physical and speech therapy.  Prior to January 1, 2010, most of our Medicare Part B patients qualified for an automatic exception to these caps due to their clinical complexities.  However, the therapy cap exception process expired on January 1, 2010.  On March 2, 2010, the President signed HR 4961, a short term extension for a number of expiring provisions.  Contained in this bill is a retro-active extension of the Medicare Part B therapy cap exception process from January 1, 2010 through March 31, 2010.  Congress is considering additional legislation to further extend the exception process.

Health Information Practices. The Health Insurance Portability and Accountability Act of 1996, as amended, commonly known as HIPAA, was enacted to improve the efficiency and effectiveness of the healthcare system through the establishment of standards and requirements for the electronic transmission of certain health information.  HIPAA regulates, among other things, the use of (i) protected health information; (ii) electronic transactions and code sets in the healthcare field; (iii) unique identifiers for patients, healthcare providers, health insurance plans, and employers; and (iv) electronic signatures. We and our program management clients are generally subject to the requirements of HIPAA.  HIPAA is a very complex law that has required the careful implementation of a considerable number of policies, systems, and safeguards to better ensure our compliance with its requirements.

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

Employees

As of December 31, 2009, we had approximately 18,200 employees, approximately 9,200 of whom were full-time employees, including approximately 5,300 employees in our program management business, 3,400 employees in our hospitals and 500 employees in our corporate offices.  The physicians who are the medical directors in our managed IRFs and hospitals are independent contractors and not our employees. None of our employees are subject to a collective bargaining agreement.

Non-Audit Services Performed by Independent Accountants

Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934 and Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our audit committee to be performed by KPMG LLP, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the year ended December 31, 2009, we did not receive any non-audit services performed by KPMG.

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

Our success is dependent on attracting, developing and retaining operational personnel, especially those individuals who are responsible for operating the inpatient units, outpatient programs and contract therapy locations in our program management business and our hospitals. In particular, we rely significantly on our ability to attract, develop and retain qualified recruiters, area managers, program managers, regional managers and hospital administrators. The available pool of individuals who meet our qualifications for these positions is limited and the competition for labor in the healthcare industry is intense. We may not be able to continue to attract and develop qualified people to fill these essential positions and we may not be able to retain them once they are employed.

Shortages of qualified therapists, nurses and other healthcare personnel could increase our operating costs and negatively impact our business.

Our operations are dependent on the efforts, abilities and experience of our management and medical support personnel, such as therapists and other allied healthcare professionals. We rely significantly on our ability to attract, develop and retain therapists, nurses and other healthcare personnel who possess the skills, experience and, as required, the licensure necessary to meet the specified requirements of our business. In some markets, the availability of therapists and other medical support personnel has become a significant operating issue to healthcare providers. Current and future shortages of such skilled labor may require us to continue to enhance wages and benefits in order to recruit and retain qualified personnel, or it may require us to hire more costly temporary personnel. We must continually evaluate, train and upgrade our employees to keep pace with clients’ and patients’ needs. If we are unable to attract and retain qualified healthcare personnel, the quality of our services may decline and we may lose customers.

Unionization activities could adversely affect the profitability of our businesses.

None of our employees are subject to a collective bargaining agreement, and we are not aware of any current activities to organize our employees. We believe our relationship with our employees is good. If our employees were to unionize, we could experience an increase in labor and other costs. Furthermore, we could experience a disruption of our operations and/or higher ongoing labor costs if our employees were to engage in a strike or other work stoppage.

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

If there are changes in the rates or methods of government reimbursements of our clients for the rehabilitation services managed by us, our rehabilitation program management services clients could attempt to renegotiate our contracts with them, which may reduce our revenues and profitability.

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

If we do not manage admissions in the IRFs that we manage or own in compliance with the 60% Rule, reimbursement for services rendered by us in those IRF settings will be based on less favorable rates.

IRFs are subject to the 60% Rule which now requires that 60% or more of the patients admitted to the facilities have one or more of 13 specific conditions in order to qualify for the IRF prospective payment system (“PPS”). If that compliance threshold is not maintained, the IRF will be reimbursed at the lower PPS applicable to acute care hospitals. That may lead to reduced revenue in our owned IRFs and may also lead our IRF clients to attempt to renegotiate the terms of our contracts or terminate our contracts, in either case adversely affecting our revenues and profitability.

If there are changes in the rate or methods of government reimbursement for services provided by our hospitals, the revenue and profitability of those hospitals may be adversely affected.

In our hospitals business, we are directly reimbursed for a significant number of the patients we treat in those facilities through government reimbursement programs, such as Medicare. Changes in the rates of or conditions for government reimbursement could reduce the amounts reimbursed to our facilities and in turn could adversely affect the revenues and profitability of our hospitals business.

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

Congress is currently considering various healthcare reform measures. We are unable to predict the impact, if any, that new legislation or any other healthcare reform measures being considered by Congress would have on our business if adopted.

Beyond these healthcare industry-specific regulatory risks, we are also subject to all of the same federal, state and local rules and regulations that apply to other publicly traded companies and large employers. We are subject to a myriad of federal, state and local laws regulating, for example, the issuance of securities, employee rights and benefits, workers compensation and safety, and many other activities attendant with our business. Failure to comply with such regulations, even if unintentional, could materially impact our financial results.

If our LTACHs fail to maintain their certification as long-term acute care hospitals, then our profitability may decline.

As of December 31, 2009, 27 of our 28 long-term acute care hospitals were certified by Medicare as LTACHs, with one hospital pending LTACH certification.  If our LTACHs fail to meet or maintain the standards for certification as long-term acute care hospitals, such as average minimum length of patient stay, they will receive payments under the PPS applicable to general acute care hospitals rather than payment under the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would result in our LTACHs receiving less Medicare reimbursement than they currently receive for their patient services and our profit margins would likely decrease.

Expiration of the moratorium imposed on certain federal regulations otherwise applicable to LTACHs operated as freestanding or grandfathered “hospital in a hospital” (“HIH”) or grandfathered “satellites” may have an adverse effect on our future net operating revenues and profitability.

Medicare payments to our LTACHs are made pursuant to PPS applicable to LTACHs (“LTACH-PPS”).  In addition, some LTACHs are subject to the so-called 25% Rule which requires that 25% or fewer of the patients admitted to the facility are referred from the same source.  Admissions beyond the 25% threshold are paid using lower inpatient PPS rates.  On May 1, 2007, CMS released a final rule extending the 25% Rule to all LTACHs, including those LTACHs that have previously operated under a statutory grandfathering exemption.  We refer to such final rule as “the May 2007 final rule.”

Prior to the May 2007 final rule, the 25% admissions threshold was applicable only to Medicare HIH admissions from hospitals co-located with an LTACH or LTACH satellite. Under the May 2007 final rule, HIHs that admit Medicare patients from non-co-located hospitals, freestanding LTACHs and grandfathered LTACH HIHs are subject to the Medicare admission thresholds. To the extent that any LTACH’s or LTACH satellite facility’s discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTACH or LTACH satellite) exceed the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges would be subject to a downward payment adjustment. Cases admitted in excess of the applicable threshold would be reimbursed at inpatient PPS rates which are generally lower than LTACH-PPS rates. Outlier status cases do not count toward the threshold and would be paid under LTACH-PPS.

 The 2007 SCHIP Extension Act provided regulatory relief for a three year period to LTACHs to ensure continued access to current long-term acute care hospital services.  Specifically, the legislation prevented CMS from implementing a new payment provision for short stay outlier cases and provided that the 25% Rule will not be applied to freestanding LTACHs and grandfathered LTACHs such as the one we operate in New Orleans until after cost reporting periods beginning on or after July 1, 2010.

When the three-year moratorium period expires on December 31, 2010, the May 2007 final rule will be applied as it was originally written unless the moratorium is extended through new legislation.  When the moratorium expires, it could have an adverse financial impact on our net operating revenues and profitability.

The moratorium on the Medicare certification of new LTACHs and beds in existing LTACHs could limit our ability to increase LTACH bed capacity, expand into new geographic regions, or increase services in existing areas we serve.

The 2007 SCHIP Extension Act imposed a three-year moratorium, beginning on December 29, 2007, on the establishment and classification of new LTACHs, LTACH satellite facilities and LTACH beds in existing LTACH or satellite facilities. The moratorium does not apply to LTACHs that, before December 29, 2007, (i) began the qualifying period for payment under the LTACH-PPS, (ii) had a written agreement with an unrelated party for the construction, renovation, lease or demolition for a LTACH and had expended at least 10% of the estimated cost of the project or $2,500,000, or (iii) had obtained an approved certificate of need. The moratorium also does not apply to an increase in beds in an existing hospital or satellite facility if the LTACH is located in a state where there is only one other LTACH and the LTACH requests an increase in beds following the closure or the decrease in the number of beds of the other LTACH. We may acquire LTACHs that were in existence prior to December 29, 2007, and would not expect this moratorium to materially impact our strategy to expand by acquiring additional LTACHs if such LTACHs can be acquired at attractive valuations. This moratorium could, however, otherwise adversely affect our ability to increase LTACH bed capacity, expand into new geographic regions, or increase bed capacity in existing areas we serve.

Changes in federal or state law limiting or prohibiting certain physician referrals may preclude physicians from investing in our hospitals or referring to hospitals in which they already own an interest.

The federal self referral law, or “Stark Law,” prohibits a physician who has a financial relationship with an entity from referring his or her Medicare or Medicaid patients to that entity for certain designated health services, including inpatient and outpatient hospital services. Under current law, physicians who have a direct or indirect ownership interest in a hospital will not be prohibited from referring to the hospital because of the applicability of the “whole hospital exception” to the Stark Law. Various healthcare reform bills introduced in Congress have included provisions that further restrict physician ownership in hospitals to which the physician refers patients. These provisions would typically limit the Stark Law’s “whole hospital exception” to existing hospitals with physician ownership. Physicians with ownership in “new” hospitals would be prohibited from referring to that hospital. Certain requirements and limitations would also be placed on existing hospitals with physician ownership, such as limiting the expansion of any such hospital and limiting the amount and terms of physician investment. Furthermore, initiatives are underway in some states to restrict physician referrals to physician-owned hospitals. There can be no assurance that new legislation or regulation prohibiting or limiting physician referrals to physician-owned hospitals will not be successfully enacted in the future. If such federal or state laws are adopted, among other outcomes, physicians who have invested in, or considered investing in, our hospitals could be precluded from referring to, investing in or continuing to be physician owners of a hospital. In addition, expansion of our physician-owned hospitals may be limited, and the revenues, profitability and overall financial performance of our hospitals may be negatively affected.

Our hospitals may be unable to reduce costs to offset completely any decreases in our revenues.

As of December 31, 2009, we owned and operated 28 LTACHs and six IRFs operating in 13 states. Reduced levels of occupancy in our facilities and reductions in reimbursements from Medicare, Medicaid or other payors would adversely impact our revenues and liquidity. We may be unable to put in place corresponding reductions in costs in response to declines in census or other revenue shortfalls. The inability to timely adjust our operations to address a decrease in our revenues could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our program management business operates in a highly competitive and fragmented market, and our success in that business depends on our ability to demonstrate that we can provide rehabilitation services more efficiently than our potential clients.

Competition for our program management business is highly fragmented and intense. Hospitals, skilled nursing facilities and other long-term care facilities that do not choose to outsource the management of their physical rehabilitation services are the primary competitors of our program management business. The fundamental challenge in our program management business is demonstrating to potential clients, primarily hospitals, skilled nursing facilities and other long-term care facilities, that we can provide rehabilitation services more efficiently than they can themselves. The programs we manage are in highly competitive markets and compete for patients with hospitals, skilled nursing facilities and long-term care facilities, as well as other larger companies such as HealthSouth Corporation, Kindred Healthcare, Inc. and Select Medical Corporation. Some of these competitors may be better capitalized, have greater name recognition, longer operating histories and their managers may have stronger relationships with physicians in the communities that they serve. All of these factors could give our competitors an advantage over us.

Competition may restrict our future growth by limiting our ability to make acquisitions or enter into joint ownership agreements at reasonable valuations.

We have historically faced competition in acquiring companies or entering into joint ownership agreements with partners in facilities complementary to our lines of business. Our competitors may acquire or seek to acquire many of the companies that would be suitable candidates for acquisition by us or enter into or seek to enter into joint ownership agreements with entities that would be suitable partners for us. This could limit our ability to grow by either acquisitions or joint ownership agreements, or make the cost of acquisitions or joint ownership arrangements higher and less attractive to us.

We may face difficulties integrating acquisitions into our operations, and our acquisitions may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities. Our joint ownership arrangements may be subject to similar difficulties, require significant cash expenditures or expose us to unforeseen liabilities.

We expect to continue pursuing acquisitions and joint ownership arrangements, each of which involve numerous risks, including:

•	difficulties integrating acquired personnel and distinct cultures into our business;
•	disagreements with our joint ownership partners;
•	incomplete due diligence or misunderstanding as to the target company’s future prospects;
•	diversion of management attention and capital resources from existing operations;
•	short-term (or longer lasting) dilution in the value of our shares;
•	over-paying for an acquired company or joint ownership entity due to incorrect analysis or because of competition from other companies for the same target;
•	inability to achieve forecasted revenues, cost savings or other synergies;
•	potential loss of key employees, customers or relationships; and
•	assumption of liabilities and exposure to unforeseen liabilities of acquired or joint ownership companies, including liabilities for failure to comply with healthcare regulations.

These acquisitions and joint ownership arrangements may also result in significant cash expenditures, incurrence of debt, impairment of goodwill and other intangible assets, and other expenses that could have a material adverse effect on our financial condition and results of operations.

Significant legal actions could subject us to substantial uninsured liabilities.

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, fraud, labor violations or related legal theories. Many of these actions involve complex claims that can be extraordinarily broad given the scope of our operations. They may also entail significant defense costs. To protect us from the cost of these claims, we maintain professional malpractice liability insurance, general liability insurance and employment practices liability coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities.

Our success depends on retention of our key officers.

Our future success depends in significant part on the continued service of our key officers. Competition for these individuals is intense and there can be no assurance that we will retain our key officers or that we can attract or retain other highly qualified executives in the future. The loss of any of our key officers could have a material adverse effect on our business, financial condition, results of operations and/or prospects.

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

We incurred substantial indebtedness to consummate the acquisition of Triumph and we may be unable to service or refinance this debt, which could have negative consequences on our business in the future and may place us at a competitive disadvantage in our industry.

As of December 31, 2009, we had total outstanding indebtedness of $464.2 million and total consolidated stockholders’ equity of $437.3 million.  This high level of debt could have negative consequences. For example, it could:

•	result in our inability to comply with the financial and other restrictive covenants in our credit facilities;
•	increase our vulnerability to adverse industry and general economic conditions;
•
require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing the availability of our cash flow for working capital, capital investments and other business activities;

•	limit our ability to obtain additional financing to fund future working capital, capital investments and other business activities;
•	limit our ability to refinance our indebtedness on terms that are commercially reasonable, or at all;
•	expose us to the risk of interest rate fluctuations to the extent we pay interest at variable rates on the debt;
•	limit our flexibility to plan for, and react to, changes in our business and our industry; and
•	place us at a competitive disadvantage relative to our less leveraged competitors.

Our senior credit facilities contain restrictions that may limit our ability to pursue our business strategies.

Our senior credit facilities contain a number of covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. These covenants restrict, among other things, our ability to:

•	incur or guarantee additional debt or issue certain preferred stock;
•	pay dividends or make distributions on our capital stock or certain subordinated debt or redeem, repurchase or retire our capital stock or certain subordinated debt;
•	make certain investments;
•	create liens on our or our subsidiaries’ assets;
•	make distributions from our joint ventures;
•	enter into transactions with affiliates;
•	merge or consolidate with another person or sell or otherwise dispose of all or substantially all of our assets;
•	enter into sales leaseback transactions;
•	sell assets, including capital stock of our subsidiaries;
•	alter the business that we conduct; and
•	change our fiscal year.

In addition, we are required to maintain a total leverage ratio, a senior leverage ratio and a fixed charge coverage ratio which become more restrictive over time. A breach of any covenant contained in the senior credit facilities could result in a default under those agreements. If any such default occurs, the lenders under the senior credit facilities may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the senior credit facilities will also have the right upon an event of default thereunder to terminate any commitments they have to provide further borrowings. If the debt under the senior credit facilities were to be accelerated, our assets may not be sufficient to repay in full that debt or any other debt that may become due as a result of that acceleration.

Uncertainty in the financial markets could limit the availability and terms of debt financing sources to fund the capital and liquidity requirements of our business.

One of the primary risks relating to current market conditions is the possibility that the lenders under our credit agreement will be unable to provide liquidity when needed. While we are not aware of any specific risks involving our counterparties, there can be no assurance that all of the lenders to our credit agreement will fulfill their commitments if we need to make additional draws against our revolving credit facility. In addition, a rapid increase in interest rates and/or a decline in our operating performance could impair our ability to comply with the financial covenants contained in our credit facility. A default due to the violation of these covenants could require us to immediately repay all amounts then outstanding under the credit facility. If we anticipate a potential covenant violation, we would seek relief from our lenders; however, such relief might not be granted or might be granted on terms less favorable than those in our existing credit agreement.  As of December 31, 2009, we were in compliance with all debt covenants.

We depend on the proper functioning and availability of our information systems.

We are dependent on the proper functioning and availability of our information systems in operating our business. Our information systems are protected through physical and software safeguards. However, they are still vulnerable to facility infrastructure failure, fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. Our business interruption insurance may be inadequate to protect us in the event of a catastrophe. We also retain confidential patient information in our database. It is critical that our facilities and infrastructure remain secure and are perceived by clients as secure. A material security breach could damage our reputation or result in liability to us. Despite the implementation of security measures, we may be vulnerable to losses associated with the improper functioning or unavailability of our information systems. From time to time, we may also modify our information systems to take advantage of new technologies. Such modifications may cause temporary disruptions to the operations of our business, which could have a material adverse effect on our results from operations in the periods affected.

Natural disasters, pandemics and other unexpected events, including earthquakes, hurricanes, fires and floods, could severely damage or interrupt our systems and operations and result in a material adverse effect on our business, financial condition and/or results of operations.

Natural disasters such as fire, flood, earthquake, hurricane and tornado and other events such as pandemic, power loss, computer virus, telecommunications failure, break-in or similar event could severely damage or interrupt our systems and operations, result in loss of data and/or delay or impair our ability to service our clients and patients. We have in place a disaster recovery plan that is intended to provide us with the ability to restore critical information systems; however, we do not have full redundancy for all of our information systems in the event of a natural disaster. There can be no assurance that our disaster recovery plan will prevent damage or interruption of our systems and operations if a natural disaster were to occur. Any such disaster or similar event could have a material adverse effect on our business, financial condition and/or results of operations.

Changes in federal and state income tax laws and regulations or adverse decisions by regulatory taxing authorities could cause a material adverse effect on our results of operations.

United States generally accepted accounting principles require financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  Management believes its estimates and judgments related to its uncertain tax positions are reasonable.  Nevertheless, the ultimate resolution of our tax matters could differ from management’s estimates and such differences could be material.  See Note 14 to our accompanying consolidated financial statements for additional information regarding our uncertain tax positions.

We are exposed to the credit risk of our payors which in the future may cause us to make larger allowances for doubtful accounts or incur bad debt write-offs.

Due to deteriorating economic conditions or other factors, commercial payors and customers may default on their payments to us and individual patients may default on co-payments and deductibles for which they are responsible under the terms of either commercial insurance programs or Medicare. Although we review the credit risk of our commercial payors and customers regularly, such risks will nevertheless arise from events or circumstances that are difficult to anticipate or control, such as a general economic downturn. If our payors default on their payments to us in the future, we may have to make larger allowances for doubtful accounts or incur bad debt write-offs, both of which may have an adverse impact on our profitability and cash flow.

Different interpretations of accounting principles could result in material changes to our reported results and financial condition.

U. S. generally accepted accounting principles (“GAAP”) are complex, continually evolving and may be subject to varied interpretation by third parties, including the SEC. Such varied interpretations could result from differing views related to specific facts and circumstances. Differences in interpretation of GAAP could result in material changes to our reported results and financial condition.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease approximately 71,000 square feet of executive office space in St. Louis, Missouri under a long-term lease which expires in September 2017 and includes options for us to renew the lease for an additional ten year period beyond the expiration date.  In addition to the monthly rental cost, we are also responsible for a share of certain other facility charges and specified increases in operating costs.

We continue to operate Triumph’s headquarters, which are located in an 86,000 square foot medical office building in Houston, Texas.  We own a controlling interest in the building and approximately 45,000 square feet of office space is leased out to physicians and other healthcare service providers.

Our hospitals generally lease the facilities that support their operations typically under long-term non-cancellable operating leases and our hospital facility leases represent the largest portion of our rent expense.  As of December 31, 2009, 32 of our hospitals leased the facilities that support their operations and two hospitals owned their facilities.  Our hospital leases generally have initial terms of 12 to 20 years, and most of our leases contain one or more options to extend the lease term for up to five additional years for each option.  Our hospitals are generally responsible for property taxes, property and casualty insurance and routine maintenance expenses. Other than our principal executive offices, none of our other properties are considered materially important.

Our principal executive offices, hospitals, and other properties are suitable for their respective uses and are, in general, adequate for our present needs. Our properties are subject to various federal, state, and local statutes and ordinances regulating their operation. Management does not believe compliance with such statutes and ordinances will materially affect our business, financial position, results of operations, or cash flows.

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

Our common stock is listed and traded on the New York Stock Exchange under the symbol “RHB.”  The following graph compares the cumulative total stockholder returns, assuming the reinvestment of dividends, of our common stock on an indexed basis with the Dow Jones U.S. Health Care Providers Index and the New York Stock Exchange (“NYSE”) Market Index for the five year period ended December 31, 2009.  The graph assumes an investment of $100 made in our common stock and each index on January 1, 2005. We did not pay any dividends during the period reflected in the graph.  The Company does not anticipate paying cash dividends in the foreseeable future.  Our common stock price performance shown below should not be viewed as being indicative of future performance.

	1/1/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
RehabCare Group	$100.00	$72.17	$53.05	$80.60	$54.16	$108.72
Health Care Providers	$100.00	$134.55	$132.44	$157.86	$85.76	$116.49
NYSE Market Index	$100.00	$109.36	$131.75	$143.43	$87.12	$111.76

As of February 26, 2010, there were 529 shareholders of record of the Company’s common stock and an estimated 7,900 persons or entities holding common stock in nominee name.  The following table sets forth the high and low sales price per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated.  The stock price information is based on published financial sources.

Calendar Quarter		1st	2nd	3rd	4th
2009	High	$18.75	$23.93	$25.65	$31.29
	Low	12.45	16.04	20.63	18.75
2008	High	$26.07	$17.41	$20.23	$18.09
	Low	14.00	13.75	14.99	10.45

We did not purchase any of our equity securities during 2008 or 2009.

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

SIX-YEAR FINANCIAL SUMMARY
Dollars in thousands, except per share data
(Year ended December 31,)	2009	2008	2007	2006	2005	2004
Consolidated statement of earnings data:
Operating revenues	$869,427	$735,412	$693,013	$601,807	$443,731	$378,797
Operating earnings	44,474	32,907	27,530	21,551	32,610	41,311
Amounts attributable to RehabCare: (2)
Earnings (loss) from continuing operations	$23,794	$19,568	$13,041	$7,594	$(17,373)	$22,893
Basic EPS from continuing operations	$1.29	$1.11	$0.76	$0.45	$(1.04)	$1.41
Diluted EPS from continuing operations	$1.26	$1.10	$0.75	$0.44	$(1.04)	$1.36
Weighted average shares outstanding (000s):
Basic	18,481	17,583	17,226	17,008	16,751	16,292
Diluted	18,862	17,798	17,459	17,243	16,751	16,835

Consolidated balance sheet data:
Working capital	$113,296	$97,284	$80,285	$85,982	$60,664	$76,451
Total assets	1,109,980	438,406	408,560	428,296	272,925	277,666
Total liabilities	650,360	160,606	163,271	217,431	74,677	70,638
Total equity	459,620	277,800	245,289	210,865	198,248	207,028

Financial statistics:
Operating margin	5.1%	4.5%	4.0%	3.6%	7.3%	10.9%
Net margin (2)	2.7%	2.7%	1.9%	1.3%	(3.9)%	6.0%
Current ratio	1.7:1	2.1:1	1.9:1	1.9:1	1.9:1	2.3:1
Diluted EPS growth rate (2)	14.5%	46.7%	70.5%	142.3%	(176.5)%	258.1%
Return on equity (1) (2)	6.5%	7.5%	5.7%	3.7%	(8.6)%	11.9%

Operating statistics:
Hospitals:
Number of hospitals at end of year (3)	34	11	8	7	5	N/A
Number of patient discharges (3)	8,369	6,019	5,070	3,595	1,110	N/A
Program management:
Inpatient units:
Average number of programs	121	122	127	137	145	142
Average admissions per program	393	377	363	360	372	383
Outpatient programs:
Average number of locations	35	33	35	41	42	42
Patient visits (000s)	1,264	983	1,006	1,130	1,146	1,133
Contract therapy:
Average number of locations (4)	1,088	1,066	1,125	1,018	749	588

(1)	Based on average of beginning and ending equity.
(2)	The results for 2005 include after tax losses on our equity investment in InteliStaf Holdings, Inc. of $36.5 million or $2.18 per diluted share.
(3)
We entered the freestanding hospitals business on August 1, 2005 with the acquisition of substantially all of the operating assets of MeadowBrook Healthcare, Inc.  Effective November 24, 2009, we acquired Triumph HealthCare Holdings, Inc., which added 20 long-term acute care hospitals to our portfolio of hospitals.

(4)	Effective July 1, 2006, we acquired Symphony Health Services, LLC and its RehabWorks business, which added 470 contract therapy locations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the first quarter of 2009, we made certain changes to the structure of our internal organization.  These changes primarily consisted of making our skilled nursing rehabilitation services division responsible for oversight of our businesses that provide resident-centered management consulting services and staffing services for therapists and nurses.  Following these structural changes and the June 2009 sale of Phase 2 Consulting, Inc. (“Phase 2”), we now operate in the following two business segments, which are managed separately based on fundamental differences in operations: program management services and hospitals.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and skilled nursing rehabilitation services (including contract therapy in skilled nursing facilities, resident-centered management consulting services and staffing services for therapists and nurses).  Our hospitals segment owns and operates 28 long-term acute care hospitals (LTACHs) and 6 inpatient rehabilitation hospitals.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Revenues:
Program management:
Skilled nursing rehabilitation services	$496,250	$457,229	$432,910
Hospital rehabilitation services	178,168	165,658	164,102
Program management total	674,418	622,887	597,012
Hospitals	195,009	112,525	96,001
Total	$869,427	$735,412	$693,013

Operating Earnings (Loss):
Program management:
Skilled nursing rehabilitation services	$37,753	$25,544	$7,249
Hospital rehabilitation services	29,487	21,997	22,893
Program management total	67,240	47,541	30,142
Hospitals (1)	(22,512)	(13,903)	(1,972)
Unallocated corporate expenses (2)	(254)	(731)	(640)
Total	$44,474	$32,907	$27,530

(1)
The 2009 operating earnings of hospitals include $7.2 million of acquisition-related expenses for costs directly related to the acquisition of Triumph including fees for legal, accounting, advisory and other outside services.  The 2007 operating earnings of hospitals include a $4.9 million impairment loss on a separately identifiable intangible asset.  See Note 7 to the consolidated financial statements for additional information.

(2)	Represents general corporate overhead costs associated with Phase 2 Consulting, Inc., which was sold on June 1, 2009.

Effective November 24, 2009, we acquired all of the outstanding common stock of Triumph HealthCare Holdings, Inc. (“Triumph”) for a purchase price of approximately $538.5 million.  On the acquisition date, Triumph operated 20 LTACHs in seven states.  Triumph’s results of operations have been included in the Company’s financial statements prospectively beginning after the date of acquisition.  In 2009, we also acquired LTACHs in Dallas, Texas and Philadelphia, Pennsylvania and opened a majority-owned LTACH in Peoria, Illinois.  These activities expanded the number of LTACHs we own and operate to 28, making us the third largest LTACH provider in the United States.

Effective June 1, 2009, the Company completed the sale of all the outstanding common stock of Phase 2 Consulting, Inc. (“Phase 2”) to Premier, Inc. for approximately $5.5 million.  Phase 2 provides management and economic consulting services to the healthcare industry and had been a subsidiary of the Company since it was acquired in 2004.  This transaction allows the Company’s management to focus on its core businesses.  Phase 2 has been classified as a discontinued operation pursuant to U.S. generally accepted accounting principles (“GAAP”).  Prior year comparative amounts throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the treatment of Phase 2 as a discontinued operation.

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

In our hospital segment, we derive nearly all of our revenues from fees for patient care services, which are usually paid for or reimbursed by Medicare, Medicaid or third party managed care programs.  Our hospital segment accounted for 22.4% of our consolidated operating revenues in 2009.  We expect that percentage will increase to approximately 50% in 2010 as a result of the acquisition of Triumph.  The following table identifies the sources and relative mix of our hospital segment’s net operating revenues for the periods stated:

	Year Ended December 31,
	2009	2008	2007
Medicare	68.8%	74.2%	77.8%
Medicaid	2.0	0.8	0.6
Other third party payors	27.4	22.5	19.1
Self-pay	0.1	0.4	0.5
Total net patient revenue	98.3	97.9	98.0
Other revenue	1.7	2.1	2.0
	100.0%	100.0%	100.0%

The decrease in the percent of net revenues attributable to Medicare reflects an increase in managed Medicare and private fee-for-service plans that are included in “other third party payor” category in the table above.  As part of the Balanced Budget Act of 1997, Congress created a program of private, managed healthcare coverage for Medicare beneficiaries. This program has been referred to as Medicare Part C, Medicare+Choice or Medicare Advantage.  While we expect our payor mix will remain heavily weighted towards traditional Medicare, we expect this shift of traditional Medicare patients into managed Medicare and private fee-for-service plans will continue.

Results of Operations

The following table sets forth the percentage that selected items in the consolidated statements of earnings bear to operating revenues for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Operating revenues	100.0%	100.0%	100.0%
Cost and expenses:
Operating	81.0	81.3	81.0
Selling, general and administrative	12.0	12.2	11.9
Impairment of assets	—	—	0.7
Depreciation and amortization	1.9	2.0	2.4
Operating earnings	5.1	4.5	4.0
Interest income	—	—	0.1
Interest expense	(0.6)	(0.5)	(1.2)
Equity in net income of affiliate	—	—	—
Earnings from continuing operations before income taxes	4.5	4.0	2.9
Income taxes	2.0	1.6	1.1
Earnings from continuing operations, net of tax	2.5	2.4	1.8
Loss from discontinued operations, net of tax	(0.1)	(0.1)	—
Net earnings	2.4	2.3	1.8
Net loss attributable to noncontrolling interests	0.2	0.2	—
Net earnings attributable to RehabCare	2.6%	2.5%	1.8%

Twelve Months Ended December 31, 2009 Compared to Twelve Months Ended December 31, 2008

Revenues
	2009	2008	% Change
	(dollars in thousands)

Skilled nursing rehabilitation services	$496,250	$457,229	8.5%
Hospital rehabilitation services	178,168	165,658	7.6
Hospitals	195,009	112,525	73.3
Consolidated revenues	$869,427	$735,412	18.2%

Consolidated operating revenues increased from $735.4 million in 2008 to $869.4 million in 2009 due to growth in each of our business units.

Skilled Nursing Rehabilitation Services (SRS).  SRS operating revenues increased $39.0 million or 8.5% from 2008 to 2009.  Same store contract therapy revenues grew 8.8% reflecting a 5.7% increase in same store minutes of service.  Higher average daily census, improved therapist productivity and a market basket adjustment for skilled nursing facilities which became effective October 1, 2008 contributed to the growth in same store revenues.  The average number of contract therapy locations operated during 2009 grew 2.1% compared to 2008.   SRS operated in 1,118 contract therapy locations as of December 31, 2009.

Hospital Rehabilitation Services (HRS).  HRS operating revenues increased 7.6% in 2009 as inpatient revenue increased 6.6% and outpatient revenue increased 10.4%.  Inpatient average revenue per program increased 7.7% in 2009 reflecting a favorable change in the division’s contract mix which included a 2.7% increase in the average number of inpatient rehabilitation facility programs operated in 2009.  In addition, same store revenues for inpatient rehabilitation facilities grew 2.4% and same store discharges increased 1.2% compared to 2008.  The increase in outpatient revenue in 2009 reflects a 6.7% increase in the average number of units operated and a 7.4% increase in same store revenues.

Hospitals.  Hospitals segment revenues increased $82.5 million or 73.3% from 2008 to 2009.  The acquisition of Triumph contributed incremental revenues of $39.7 million in 2009.  The increase in revenues in 2009 also reflects the June 2009 acquisition of an LTACH in Dallas, the June 2008 acquisition of The Specialty Hospital in Rome, Georgia, the November 2008 opening of a rehabilitation hospital in St. Louis, Missouri and the December 2008 certification of an LTACH in Kansas City, Missouri.  Same store revenues increased by $8.8 million or 8.5% in 2009 as compared to 2008.  One LTACH hospital contributed $5.4 million to the same store revenue growth primarily as a result of an increase in patient census.

Cost and Expenses
		% of		% of
	2009	Revenue	2008	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$704,394	81.0%	$597,879	81.3%
Selling, general and administrative	104,060	12.0	90,056	12.2
Depreciation and amortization	16,499	1.9	14,570	2.0
Total costs and expenses	$824,953	94.9%	$702,505	95.5%

Operating expenses as a percentage of revenues decreased primarily due to improved operating performances by our skilled nursing rehabilitation services and hospital rehabilitation services businesses.  The decrease in selling, general and administrative expenses as a percentage of revenues reflects the increase in revenues combined with the cost savings achieved by eliminating approximately 60 corporate and division support positions in the second half of 2008.  These cost savings were more than offset by, an increase in both long-term and short-term management incentives, reflecting the improved overall performance of the Company, and an increase in selling, general and administrative expenses incurred by our hospital segment including approximately $7.2 million of external costs associated with the Triumph acquisition.

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts decreased by $1.0 million from $8.7 million in 2008 to $7.7 million in 2009.  Our hospital rehabilitation services (“HRS”) business decreased its provision by $1.2 million in 2009.  HRS recorded a $1.2 million specific provision in 2008 related to the Company’s trade and note receivables due from Signature Healthcare Foundation.  This specific provision was a result of Signature’s deteriorating financial condition during 2008.  In February 2009, the Company terminated its staffing agreement with Signature and took possession of Signature’s operating assets in full satisfaction of the Company’s receivables from Signature.  At December 31, 2008, the Company’s receivables from Signature had a remaining carrying value of $580,000 which approximates the estimated fair value of the assets received from Signature.

		% of		% of
		Unit		Unit
	2009	Revenue	2008	Revenue
	(dollars in thousands)
Skilled Nursing Rehabilitation Services:
Operating expenses	$402,461	81.1%	$373,939	81.8%
Selling, general and administrative	49,753	10.0	50,911	11.1
Depreciation and amortization	6,283	1.3	6,835	1.5
Total costs and expenses	$458,497	92.4%	$431,685	94.4%
Hospital Rehabilitation Services:
Operating expenses	$124,758	70.0%	$118,291	71.4%
Selling, general and administrative	21,500	12.1	22,729	13.7
Depreciation and amortization	2,423	1.3	2,641	1.6
Total costs and expenses	$148,681	83.4%	$143,661	86.7%
Hospitals:
Operating expenses	$177,175	90.8%	$105,649	93.9%
Selling, general and administrative	32,553	16.7	15,685	13.9
Depreciation and amortization	7,793	4.0	5,094	4.6
Total costs and expenses	$217,521	111.5%	$126,428	112.4%

Skilled Nursing Rehabilitation Services (SRS).  Total skilled nursing rehabilitation services (“SRS”) costs and expenses as a percentage of unit revenue decreased in 2009 compared to 2008 primarily due to an increase in therapist productivity and a decrease in selling, general and administrative expenses.  Operating expenses declined as a percentage of unit revenue primarily due to a reduction in labor and benefit costs as a percentage of revenue.  This was driven by therapist productivity improvements and lower contract labor usage in 2009 which more than offset the impact of wage rate and benefit cost increases.  Improved therapist retention and a reduction in the time to fill permanent positions may have contributed to the decreased use of contract labor.  Selling, general and administrative expenses decreased primarily due to the cost savings achieved from the division and corporate realignment activities that were completed in the second half of 2008.  Depreciation and amortization expense decreased primarily due to lower depreciation associated with capitalized software which became fully depreciated in 2008.  As a result of these factors combined with higher revenues, SRS’s operating earnings increased by approximately $12.3 million from $25.5 million in 2008 to $37.8 million in 2009.

Hospital Rehabilitation Services (HRS).  Total HRS costs and expenses as a percentage of unit revenue decreased in 2009 compared to 2008 primarily due to improved operating performance and a decrease in selling, general and administrative expenses.  Operating expenses decreased as a percentage of unit revenue in 2009 reflecting a favorable change in the division’s contract mix, which included an additional 2.9 inpatient rehabilitation facility (“IRF”) programs on average in 2009 as compared to 2008 as well as a lower provision for doubtful accounts primarily due the charge taken in 2008 for receivables from Signature.  While the average number of IRF programs increased from 2008 to 2009, the actual number of IRF programs declined from 113 at the beginning of 2009 to 106 as of December 31, 2009.  Selling, general and administrative expenses decreased primarily as a result of corporate and division realignment activities during late 2008 and early 2009, respectively.  Depreciation and amortization expense decreased primarily due to lower depreciation associated with capitalized software which became fully depreciated in 2008.  HRS’s operating earnings increased from $22.0 million in 2008 to $29.5 million in 2009.

Hospitals.  Total hospital segment costs and expenses as a percentage of unit revenue decreased slightly from 2008 to 2009.  Operating expenses decreased as a percentage of unit revenue in 2009 primarily as a result of improved operating performance by our legacy LTACHs in 2009.  In addition, Triumph’s hospitals provided operating profit of $3.7 million or 9.3% of revenue during the 37 days we owned Triumph in 2009.  Combined start-up and ramp-up losses declined from $5.8 million in 2008 to $4.8 million in 2009.  The 2009 losses relate primarily to the start-up of our LTACH in Peoria, Illinois and the ramp-up of our LTACH in Kansas City.  We define the ramp-up phase for an LTACH as the period during which the hospital attempts to build its patient census following the receipt of its LTACH Medicare provider number.  Selling, general and administrative expenses increased from the prior year largely due to costs incurred for acquisition and joint venture development activities and an investment in back office resources to support the recent growth of the business.  In 2009, we incurred $7.2 million of acquisition-related expenses for outside costs directly related to the acquisition of Triumph and another $3.5 million of expenses for outside services related to other acquisition-related activities.  In 2008, we incurred $1.8 million of expense related to outside services for canceled acquisitions and joint venture development projects.  On January 1, 2009, we adopted a new accounting standard for business combinations which requires us to expense all acquisition-related costs.  Prior to January 1, 2009, outside service costs incurred for consummated transactions were capitalized as a component of the acquisition cost and only costs related to canceled transactions were expensed.  Depreciation and amortization expense increased from 2008 to 2009 primarily due to depreciation and amortization associated with Triumph and our other new facilities.  As a result of these factors, the hospital segment incurred operating losses of $22.5 million in 2009 and $13.9 million in 2008.

Non-operating Items

Interest expense increased from $3.9 million in 2008 to $5.5 million in 2009 primarily due to the net increase in borrowings which occurred in connection with funding the November 24, 2009 acquisition of Triumph.  The balances outstanding on all forms of indebtedness were $464.2 million and $57.0 million at December 31, 2009 and 2008, respectively.  Interest expense includes interest incurred on all our borrowings, amortization of deferred loan origination fees, amortization of original issue discounts, commitment fees paid on the unused portion of our line of credit and fees paid on outstanding letters of credit.

Earnings from continuing operations before income taxes increased to $39.5 million in 2009 from $29.6 million in 2008.  The provision for income taxes was $17.6 million in 2009 compared to $12.1 million in 2008, reflecting effective income tax rates of 44.7% and 40.7%, respectively.  The increase in the effective tax rate in 2009 reflects the fact that certain acquisition-related expenses incurred in connection with the Triumph transaction are not deductible for tax purposes.

The Company incurred losses from discontinued operations, net of tax, of $0.8 million and $0.9 million during the years ended December 31, 2009 and 2008, respectively.  Such losses relate to Phase 2, which was sold in the second quarter of 2009, and RehabCare Rehabilitation Hospital – Permian Basin, a 38-bed inpatient rehabilitation hospital located in Midland, Texas (the “Midland hospital”), which was sold in the third quarter of 2008.  The Company incurred an after tax loss of approximately $0.7 million on the sale of Phase 2.

Net losses attributable to noncontrolling interests in consolidated subsidiaries were $2.0 million in both 2009 and 2008.  The 2009 losses primarily relate to our hospitals in Peoria, Dallas and Kansas City while the 2008 losses primarily relate to our hospitals in Kansas City and St. Louis.

Net earnings attributable to RehabCare were $23.0 million in 2009 compared to $18.7 million in 2008.  Diluted earnings per share attributable to RehabCare were $1.22 in 2009 compared to $1.05 in 2008.

Twelve Months Ended December 31, 2008 Compared to Twelve Months Ended December 31, 2007

Revenues
	2008	2007	% Change
	(dollars in thousands)

Skilled nursing rehabilitation services	$457,229	$432,910	5.6%
Hospital rehabilitation services	165,658	164,102	0.9
Hospitals	112,525	96,001	17.2
Consolidated revenues	$735,412	$693,013	6.1%

Consolidated operating revenues increased from 2007 to 2008 primarily due to the growth in our skilled nursing rehabilitation services and hospital businesses.

Skilled Nursing Rehabilitation Services (SRS).  SRS operating revenues increased $24.3 million from 2007 to 2008.  Same store contract therapy revenues increased by $39.7 million or 12.4% reflecting a 10.3% increase in same store minutes of service.  The same store revenue growth more than offset the impact of a 5.3% decline in the average number of contract therapy locations operated during 2008.   Higher average daily census and improved productivity contributed to the growth in same store revenues and same store minutes of service.

Hospital Rehabilitation Services (HRS).  HRS operating revenues increased 0.9% in 2008 as inpatient revenue increased 1.4% and outpatient revenue declined 0.4%.  The increase in inpatient revenue reflects a 5.3% increase in average revenue per program, partially offset by a 3.7% decline in the average number of units operated.  Same store inpatient rehabilitation facility discharges increased 1.9% in 2008 as the division’s units were able to increase patient volumes in 2008 following the January 1, 2008 effective date of the freeze in the 60% Rule’s compliance threshold.  The decline in outpatient revenue reflects a 4.2% decline in the average number of units operated, partially offset by a 3.9% increase in average revenue per program.  Outpatient same store revenues grew 4.9% in 2008.

Hospitals.  Hospital segment revenues increased $16.5 million from 2007 to 2008.  The increase in revenues reflects the acquisition of The Specialty Hospital in Rome, Georgia effective June 1, 2008 and a full year of operations of our inpatient rehabilitation hospital in Austin, Texas, which received its Medicare provider number in November 2007.  The hospital segment also opened an LTACH in Kansas City, Missouri in April 2008 and a rehabilitation hospital in St. Louis, Missouri in November 2008.  Same store revenues increased by $1.5 million or 1.6% in 2008 as compared to 2007.  Our inpatient rehabilitation hospital in Amarillo, Texas, which was in its ramp-up phase in the first quarter of 2007, contributed $1.2 million to the same store revenue growth.  We define the ramp-up phase as the period during which a recently opened hospital builds its patient census following the receipt of its Medicare provider number.

Cost and Expenses
		% of		% of
	2008	Revenue	2007	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$597,879	81.3%	$561,233	81.0%
Selling, general and administrative	90,056	12.2	82,806	11.9
Impairment of assets	—	—	4,906	0.7
Depreciation and amortization	14,570	2.0	16,538	2.4
Total costs and expenses	$702,505	95.5%	$665,483	96.0%

Operating expenses increased slightly as a percentage of revenues as a decline in earnings realized by our hospital segment was mostly offset by improved operating performance from our skilled nursing rehabilitation services division.  Both variances are discussed further below.  The increase in selling, general and administrative expenses reflects the costs of severance benefits incurred in 2008, an increase in share-based compensation and other management incentive costs and an investment in back office resources to support the current year and expected future growth of our hospital segment.  These cost increases were partially offset by the cost savings achieved from closing Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007.  The hospital segment incurred a $4.9 million impairment charge in 2007 as discussed in more detail below.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software and intangible assets which became fully amortized in 2007 and 2008.

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts decreased by $0.4 million from $9.1 million in 2007 to $8.7 million in 2008.  The provision recorded by our skilled nursing rehabilitation services business decreased by $1.7 million in 2008.  This decrease reflects the results of a concerted focus on collection activities and our efforts over the past two years to improve the quality of the division’s portfolio of accounts receivable.  The decreased provision for our skilled nursing rehabilitation services business was partially offset by a $0.9 million increase for our hospital rehabilitation services (“HRS”) business.  The increased provision for HRS is primarily related to the Company’s trade and note receivables due from Signature Healthcare Foundation as a result of Signature’s deteriorating financial condition during 2008.

		% of		% of
		Unit		Unit
	2008	Revenue	2007	Revenue
	(dollars in thousands)
Skilled Nursing Rehabilitation Services:
Operating expenses	$373,939	81.8%	$363,909	84.1%
Selling, general and administrative	50,911	11.1	52,975	12.2
Depreciation and amortization	6,835	1.5	8,777	2.0
Total costs and expenses	$431,685	94.4%	$425,661	98.3%
Hospital Rehabilitation Services:
Operating expenses	$118,291	71.4%	$115,706	70.5%
Selling, general and administrative	22,729	13.7	21,399	13.0
Depreciation and amortization	2,641	1.6	4,104	2.5
Total costs and expenses	$143,661	86.7%	$141,209	86.0%
Hospitals:
Operating expenses	$105,649	93.9%	$81,618	85.0%
Selling, general and administrative	15,685	13.9	7,792	8.1
Impairment of intangible assets	—	—	4,906	5.1
Depreciation and amortization	5,094	4.6	3,657	3.9
Total costs and expenses	$126,428	112.4%	$97,973	102.1%

Skilled Nursing Rehabilitation Services (SRS).  Total SRS costs and expenses as a percentage of unit revenue decreased in 2008 primarily due to operational efficiencies and cost savings achieved from completing the integration of Symphony and closing Symphony’s corporate office in Hunt Valley, Maryland at the end of June 2007.  Operating expenses declined as a percentage of unit revenue reflecting the combined impact of continued efficiencies realized from the integration of the former RehabWorks’ units and improved therapist productivity throughout the division.  Contract therapy labor and benefit costs per minute of service declined by 0.5% in 2008 as therapist productivity improvements during 2008 more than offset the impact of wage rate increases.  Selling, general and administrative expenses decreased as a percentage of unit revenue primarily due to synergies achieved from the integration of the Symphony business.  Depreciation and amortization expense decreased primarily because capitalized software assets associated with the Symphony acquisition became fully depreciated in the fourth quarter of 2007.  SRS’s operating earnings were $25.5 million in 2008 compared to $7.2 million in 2007.

Hospital Rehabilitation Services (HRS).  Total HRS costs and expenses as a percentage of unit revenue increased in 2008 primarily due to an increase in operating expenses.  Operating expenses increased as a percentage of unit revenue reflecting an increase in professional liability expense due to favorable reserve adjustments recognized in 2007 and the increase in the provision for doubtful accounts explained above.  Selling, general and administrative expenses increased reflecting increases in legal expense, share-based compensation expense and other management incentive costs.  The increased legal expense in 2008 primarily related to the proposed settlement of a wage and hour lawsuit in California.  Depreciation and amortization expense decreased primarily due to lower depreciation and amortization associated with capitalized software and other fixed assets which became fully depreciated.  Total hospital rehabilitation services operating earnings were $22.0 million in 2008 compared to $22.9 million in 2007.

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

Interest expense decreased from $8.4 million in 2007 to $3.9 million in 2008 primarily due to both a reduction in interest rates and a reduction in average total debt outstanding.  The balance outstanding on our revolving credit facility was $57.0 million and $68.5 million at December 31, 2008 and 2007, respectively.  Interest expense includes interest incurred on all our borrowings, amortization of deferred loan origination fees, amortization of original issue discounts, commitment fees paid on the unused portion of our line of credit, and fees paid on outstanding letters of credit.

Earnings from continuing operations before income taxes increased to $29.6 million in 2008 from $20.3 million in 2007.  The provision for income taxes was $12.1 million in 2008 compared to $7.7 million in 2007, reflecting effective income tax rates of 40.7% and 37.7%, respectively.  The increase in the effective tax rate reflects the increase in net losses attributable to noncontrolling interests from which we do not derive a related tax benefit.

The Company incurred losses from discontinued operations, net of tax, of $0.9 million and $0.4 million during the years ended December 31, 2008 and 2007, respectively.  The losses in 2008 primarily relate to the operations of the Midland hospital partially offset by a net gain of $0.3 million recognized on the sale of that hospital effective August 30, 2008.  The loss in 2007 reflects a loss from the operations of the Midland hospital, partially offset by a gain from the operations of Phase 2 Consulting, Inc.

Net losses attributable to noncontrolling interests in consolidated subsidiaries increased to $2.0 million in 2008 from $0.4 million in 2007.  This increase is primarily due to the recognition of the noncontrolling interests’ share of the losses incurred by our LTACH in Kansas City.

Net earnings attributable to RehabCare were $18.7 million in 2008 compared to $12.7 million in 2007.  Diluted earnings per share attributable to RehabCare were $1.05 in 2008 compared to $0.73 in 2007.

Liquidity and Capital Resources

As of December 31, 2009, we had $24.7 million in cash and cash equivalents, and a current ratio, the amount of current assets divided by current liabilities, of 1.7 to 1.  Net working capital increased by $16.0 million to $113.3 million at December 31, 2009 as compared to $97.3 million at December 31, 2008 primarily due to the acquisition of Triumph’s net working capital.  Net accounts receivable were $199.4 million at December 31, 2009, compared to $139.2 million at December 31, 2008.  The number of days sales outstanding (“DSO”) in net receivables was 59.8, 66.0 and 71.8 at December 31, 2009, 2008 and 2007, respectively.  DSO of 59.8 at December 31, 2009 does not include the impact of Triumph receivables.  The increase in outstanding accounts receivable reflects the acquisition of Triumph in 2009.  The improvement in DSO, excluding Triumph receivables, occurred primarily in our skilled nursing rehabilitation services division and reflects the results of a concerted focus on collection activities and our efforts over the past three years to improve the quality of the division’s portfolio of accounts receivable.

We generated cash from operations of $48.1 million, $48.7 million and $52.0 million in the years ended December 31, 2009, 2008 and 2007, respectively.   Capital expenditures were $13.2 million, $18.5 million and $10.0 million in the years ended December 31, 2009, 2008 and 2007, respectively.  Our capital expenditures primarily relate to the construction of new hospitals, investments in information technology systems, equipment additions and replacements and various other capital improvements.  Over the next few years, we plan to continue to invest in information technology systems and the development and renovation of hospitals.

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

On November 24, 2009, we entered into a Credit Agreement (as defined in Note 9 to our accompanying consolidated financial statements).  The Credit Agreement provides for a five-year revolving credit facility of $125 million and a swingline subfacility of up to $25 million.  At December 31, 2009, there were no borrowings outstanding under the revolving credit facility.  As of December 31, 2009, we had $11.3 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount we may borrow under the revolving credit facility.  As of December 31, 2009, after consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $113.7 million.

The Credit Agreement also provided for a six-year $450 million term loan facility.  At December 31, 2009, the balance outstanding under the term loan was $450 million.  The term loan facility requires quarterly installments of $1,125,000 with the balance payable upon the final maturity.  In addition, we are required to make mandatory principal prepayments equal to a portion of our consolidated excess cash flow (as defined in the Credit Agreement) when our consolidated leverage ratio reaches certain levels.

The Credit Agreement contains certain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in similar credit facilities.  In addition, we are required to maintain on a consolidated basis a maximum ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ((“EBITDA”) as defined in the Credit Agreement), a maximum ratio of senior funded debt to EBITDA and a minimum ratio of adjusted earnings before interest, taxes, depreciation, amortization, rent and operating lease expense ((“Adjusted EBITDAR”) as defined in the Credit Agreement) to fixed charges.  As of December 31, 2009, we were in compliance with all debt covenants.  If we anticipate a potential covenant violation, we would seek relief from our lenders; however, such relief might not be granted or might be granted on terms less favorable than those in our existing Credit Agreement.

In November 2009, we issued 6,210,000 shares of our common stock in a public equity offering which resulted in net proceeds, after underwriting fees and other direct costs, of approximately $140.2 million.  We used the net proceeds from the public equity offering along with the proceeds from our term loan facility to pay for the majority of the consideration used to acquire Triumph.

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

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2009 (in thousands):

		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years	Other
Operating leases (1)	$426,603	$31,611	$65,823	$66,458	$262,711	$—
Purchase obligations (2)	14,583	13,730	853	—	—	—
Long-term debt including capital lease obligations (3)	464,159	7,507	19,499	9,653	427,500	—
Interest on long-term debt (4)	159,222	27,954	53,802	51,918	25,548	—
Unrecognized tax benefits (5)	1,647	—	—	—	—	1,647
Other long-term liabilities (6)	3,352	—	—	—	—	3,352
Total	$1,069,566	$80,802	$139,977	$128,029	$715,759	$4,999

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

(3)	The amount of long-term debt reported on our consolidated balance sheet at December 31, 2009 includes unamortized original issue discounts of approximately $8,892,000.

(4)
Interest on our variable rate debt is estimated using the rate in effect as of December 31, 2009.  This line also includes interest related to capital lease obligations, but excludes the amortization of original issue discounts and the amortization of deferred loan fees.

(5)
Represents our total liability for unrecognized tax benefits based on the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740, “Income Taxes.”  There is a high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, which involve various taxing authorities.  As a result, we are unable to predict the timing of payments against this obligation.

(6)
We maintain a nonqualified deferred compensation plan for certain employees. Under the plan, participants may defer up to 70% of their salary and cash incentive compensation. The amounts are held in trust in investments designated by participants but remain our property until distribution. Because most distributions of funds are tied to the termination of employment or retirement of participants, we are not able to predict the timing of payments against this obligation.  At December 31, 2009, we owned trust assets with a value approximately equal to the total amount of this obligation.

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These include accounting for business combinations, estimating the allowance for doubtful accounts, estimating contractual allowances, impairment of goodwill and other intangible assets, and establishing accruals for known and incurred but not reported health, workers compensation and professional liability claims.  In addition, Note 1 to the consolidated financial statements includes further discussion of our significant accounting policies.

Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Business Combinations.  We allocate the purchase price of acquired companies to the tangible assets acquired, intangible assets acquired and liabilities assumed based on their estimated fair values.  The excess of the purchase price over these fair values is recorded as goodwill.  We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.  The significant purchased intangible assets recorded by RehabCare include customer contracts, trade names and Medicare provider numbers.  Critical estimates in valuing these intangible assets include but are not limited to discount rates, the asset’s remaining economic life and future expected cash flows from customer contracts, trade names and Medicare provider numbers.  Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Allowance for Doubtful Accounts.  We make estimates of the collectability of our accounts receivable balances.  We determine an allowance for doubtful accounts based upon an analysis of the collectability of specific accounts, historical experience and the aging of the accounts receivable.  We specifically analyze customers with historical poor payment history and customer creditworthiness when evaluating the adequacy of the allowance for doubtful accounts. In our hospitals segment, the primary collection risks relate to the amounts for which the patient is responsible (deductibles and co-payments).  Our accounts receivable balance as of December 31, 2009 was $199.4 million, net of allowance for doubtful accounts of $24.7 million.  Our estimates of collectability require significant judgment.  If our customers’ ability to make payments to us were to deteriorate beyond the levels estimated, additional allowances may be required.  We continually evaluate the adequacy of our allowance for doubtful accounts and make adjustments in the periods any excess or shortfall is identified.

Contractual Allowances.   Our hospitals recognize net patient revenue in the reporting period in which the services are performed based on our current billing rates, less actual adjustments and estimated discounts for contractual allowances.  An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payors following their review of each particular bill.  We estimate the discounts for contractual allowances using the balance sheet approach on an individual hospital basis. Patient accounts receivable detail is analyzed to determine expected reimbursement for each patient.  Expected reimbursement is summarized by payor classification and reconciled to the balance sheet.  A secondary review is completed at the consolidated hospitals level to validate calculations.  Estimates are regularly reviewed for accuracy by taking into consideration Medicare reimbursement rules and known changes to contract terms, laws and regulations and payment history.  If such information indicates that our allowances are overstated or understated, we reduce or provide for additional allowances as appropriate in the period in which we make such a determination.

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation.  As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.  The estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined.  In 2007, our hospitals recorded favorable net settlements of prior year Medicare and Medicaid cost reports aggregating $1.4 million.  We did not record any significant adjustments for prior year cost reports in 2008 or 2009.  We are not aware of any material claims, disputes, or unsettled matters with third-party payors.

Goodwill and Other Intangible Assets. The cost of acquired companies is allocated first to their identifiable assets, both tangible and intangible, based on estimated fair values.  Costs allocated to identifiable intangible assets with finite lives are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets.  The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.

Under GAAP, goodwill and identifiable intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment.  If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statement of earnings in an amount equal to the excess carrying value.  In 2007, we recognized an impairment loss of $4.9 million to reduce the carrying value of an intangible asset to its revised estimate of fair value based on the impact of a change in LTACH regulations issued by CMS on May 1, 2007.  See Note 7 to our accompanying consolidated financial statements for additional information regarding this impairment loss.   No other impairments of identifiable intangible assets with indefinite-lives were identified during the three years ended December 31, 2009.

As required by GAAP, we evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable.  Goodwill impairment is determined using a two-step process.  The first step is to identify if a potential impairment exists by comparing the fair value of each reporting unit to its carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary.  However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine the implied fair value of a reporting unit’s goodwill, by comparing the reporting unit’s fair value to the allocated fair values of all assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.  If the carrying amount of goodwill exceeds its implied fair value, an impairment is recognized in an amount equal to that excess.

Reporting units are defined as an operating segment or one level below an operating segment.  Our primary reporting units are our skilled nursing rehabilitation services, hospital rehabilitation services and hospital businesses.  We calculated the fair value of each reporting unit based on a discounted cash flow analysis which requires us to make assumptions and estimates about future cash flows and discount rates.  These assumptions are often subjective and can be affected by a variety of factors, including external factors such as economic trends and government regulations, and internal factors such as changes in our forecasts or in our business strategies.  We believe the assumptions used in our impairment analysis are reasonable and appropriate; however, different assumptions and estimates could affect the results of our impairment analysis and in turn result in an impairment charge.  We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, a divestiture of a significant component of our business, significant declines in market capitalization or other triggering events.  In addition, as our business or the way we manage our business changes, our reporting units may also change.  These types of events and the resulting analyses could result in goodwill impairment charges in the future which could materially impact our reported earnings in the periods such charges occur.

At December 31, 2009, unamortized goodwill related to our skilled nursing rehabilitation services, hospital rehabilitation services and hospitals businesses was $79.4 million, $39.7 million and $446.9 million, respectively.  We have not recorded any goodwill impairments during the three years ended December 31, 2009.  Our most recent impairment test was as of December 31, 2009.  A 20% decrease in the calculated fair value of each of our reporting units as of December 31, 2009 would not have resulted in a potential goodwill impairment.

Health, Workers Compensation, and Professional Liability Insurance Accruals.   We maintain an accrual for our health, workers compensation and professional liability claim costs that are partially self-insured and are classified in accrued salaries and wages (health insurance) and accrued expenses (workers compensation and professional liability) in our consolidated balance sheets.  At December 31, 2009, the combined amount of these accruals was approximately $21.1 million. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on actuarial computations and industry experience and trends.  In analyzing the accruals, we also consider the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors.  If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals as appropriate in the period in which we make such a determination.  The ultimate cost of these claims may be greater than or less than the established accruals.  While we believe that the recorded amounts are appropriate, there can be no assurances that changes to management’s estimates will not occur due to limitations inherent in the estimation process.

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

The Company’s primary market risk exposure consists of changes in interest rates on certain borrowings that bear interest at floating rates.  Interest rate changes on variable rate debt impact our interest expense and cash flows, but do not impact the fair value of the underlying debt instruments. Borrowings under our revolving credit facility bear interest at our option at either a base rate or the London Interbank Offering Rate (“LIBOR”) for one, two, three or six month interest periods, or a nine or twelve month period if available, plus an applicable margin percentage.  The base rate is the greater of the federal funds rate plus one-half of 1%, Bank of America N.A.’s prime rate or one month LIBOR plus 1%.  The applicable margin percentage is based upon our consolidated total leverage ratio.  Borrowings under our term loan facility bear interest at our option at either the base rate plus 300 basis points or LIBOR plus 400 basis points with a LIBOR floor of 200 basis points.  Adverse changes in short-term interest rates could affect our overall borrowing rate when the contracts are renewed.  As of December 31, 2009, there were no borrowings outstanding under the revolving credit facility and the balance outstanding against the term loan facility was $450 million.  At December 31, 2009, the term loan facility was subject to a one-month LIBOR contract and the one-month LIBOR rate was 0.23% resulting in an all-in interest rate of 6.0% due to the 2.0% LIBOR floor and the 400 basis point margin.  Based on the $450 million of variable rate debt outstanding at December 31, 2009, a 100 basis point increase in the one-month LIBOR rate would result in no additional interest expense (as a result of the LIBOR floor).  A 200 basis point increase in the LIBOR rate would result in additional interest expense of approximately $1.0 million on an annualized basis.  At December 31, 2009, we were not a party to any derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	46

Consolidated Balance Sheets as of December 31, 2009 and 2008	48

Consolidated Statements of Earnings for the years
ended December 31, 2009, 2008 and 2007	49

Consolidated Statements of Comprehensive Income for the years
ended December 31, 2009, 2008 and 2007	50

Consolidated Statements of Changes in Equity for the years
ended December 31, 2009, 2008 and 2007	51

Consolidated Statements of Cash Flows for the years
ended December 31, 2009, 2008 and 2007	52

Notes to the Consolidated Financial Statements	53

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
RehabCare Group, Inc.:

We have audited the accompanying consolidated balance sheets of RehabCare Group, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009.  We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

The Company acquired Triumph HealthCare Holdings, Inc. (Triumph) on November 24, 2009, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, Triumph's internal control over financial reporting associated with total assets of $648.8 million and total revenues of $39.7 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2009.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Triumph.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RehabCare Group, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, RehabCare Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

As discussed in Note 14 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (included in FASB ASC Topic 740, Income Taxes), as of January 1, 2007.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (included in FASB ASC Topic 810-10-45, Noncontrolling Interests in a Subsidiary), as of January 1, 2009.

As discussed in Note 6 to the consolidated financial statements, the Company adopted FASB Financial Accounting Standard No. 141(R), Business Combinations (included in FASB ASC Topic 805, Business Combinations), as of January 1, 2009.

St. Louis, Missouri
March 8, 2010

REHABCARE GROUP, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31,
Assets	2009	2008
Current assets:
Cash and cash equivalents	$24,690	$27,373
Accounts receivable, net of allowance for doubtful accounts of $24,729 and $19,480, respectively	199,447	139,197
Deferred tax assets	21,249	14,876
Other current assets	19,530	7,165
Total current assets	264,916	188,611
Marketable securities, trading	3,314	2,810
Property and equipment, net	111,814	37,851
Goodwill	566,078	171,365
Intangible assets, net	135,406	28,944
Investment in unconsolidated affiliate	4,761	4,772
Other	23,691	4,053
Total assets	$1,109,980	$438,406

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$7,507	$—
Accounts payable	18,293	8,330
Accrued salaries and wages	80,138	55,188
Income taxes payable	97	776
Accrued expenses	45,585	27,033
Total current liabilities	151,620	91,327
Long-term debt, less current portion	447,760	57,000
Deferred compensation	3,352	2,833
Deferred tax liabilities	45,605	8,306
Other	2,023	1,140
Total liabilities	650,360	160,606

Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 28,036,014 shares and 21,657,544 shares as of December 31, 2009 and 2008, respectively	280	217
Additional paid-in capital	291,771	145,647
Retained earnings	199,991	177,036
Accumulated other comprehensive loss	—	(424)
Less common stock held in treasury at cost; 4,002,898 shares as of December 31, 2009 and 2008	(54,704)	(54,704)
Total stockholders’ equity	437,338	267,772
Noncontrolling interests	22,282	10,028
Total equity	459,620	277,800
Total liabilities and equity	$1,109,980	$438,406

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Consolidated Statements of Earnings
(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Operating revenues	$869,427	$735,412	$693,013
Costs and expenses:
Operating	704,394	597,879	561,233
Selling, general and administrative	104,060	90,056	82,806
Impairment of assets	—	—	4,906
Depreciation and amortization	16,499	14,570	16,538
Total costs and expenses	824,953	702,505	665,483

Operating earnings	44,474	32,907	27,530

Interest income	98	143	830
Interest expense	(5,546)	(3,897)	(8,362)
Other income	12	21	37
Equity in net income of affiliate	431	471	287

Earnings from continuing operations before income taxes	39,469	29,645	20,322
Income taxes	17,641	12,063	7,658
Earnings from continuing operations, net of tax	21,828	17,582	12,664
Loss from discontinued operations, net of tax	(839)	(863)	(382)
Net earnings	20,989	16,719	12,282
Net loss attributable to noncontrolling interests	1,966	1,986	377
Net earnings attributable to RehabCare	$22,955	$18,705	$12,659

Amounts attributable to RehabCare stockholders:
Earnings from continuing operations, net of tax	$23,794	$19,568	$13,041
Loss from discontinued operations, net of tax	(839)	(863)	(382)
Net earnings	$22,955	$18,705	$12,659

Basic earnings per share attributable to RehabCare:
Earnings from continuing operations, net of tax	$1.29	$1.11	$0.76
Loss from discontinued operations, net of tax	(0.05)	(0.05)	(0.03)
Net earnings	$1.24	$1.06	$0.73

Diluted earnings per share attributable to RehabCare:
Earnings from continuing operations, net of tax	$1.26	$1.10	$0.75
Loss from discontinued operations, net of tax	(0.04)	(0.05)	(0.02)
Net earnings	$1.22	$1.05	$0.73

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2009	2008	2007

Net earnings	$20,989	$16,719	$12,282

Other comprehensive income (loss), net of tax:

Changes in the fair value of derivative designated as a cash flow hedge, net of income tax expense (benefit) of $267, $(226) and $(41), respectively	424	(358)	(66)
Total other comprehensive loss, net of tax	424	(358)	(66)

Comprehensive income	21,413	16,361	12,216

Comprehensive loss attributable to noncontrolling interests	1,966	1,986	377

Comprehensive income attributable to RehabCare	$23,379	$18,347	$12,593

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Consolidated Statements of Changes in Equity
(in thousands)

	Amounts Attributable to RehabCare Stockholders
					Accumulated
		Additional			other	Non-
	Common	paid-in	Retained	Treasury	comprehensive	controlling	Total
	stock	capital	earnings	stock	earnings (loss)	interests	equity

Balance, December 31, 2006	$211	$134,040	$131,232	$(54,704)	$—	$86	$210,865

Net earnings (loss)	—	—	12,659	—	—	(377)	12,282
Changes in the fair value of derivative, net of tax	—	—	—	—	(66)	—	(66)
Adjustment to initially apply FIN 48	—	—	14,440	—	—	—	14,440
Stock-based compensation	—	1,726	—	—	—	—	1,726
Activity under stock plans	4	4,480	—	—	—	—	4,484
Contributions made by noncontrolling interests	—	—	—	—	—	1,558	1,558

Balance, December 31, 2007	215	140,246	158,331	(54,704)	(66)	1,267	245,289

Net earnings (loss)	—	—	18,705	—	—	(1,986)	16,719
Changes in the fair value of derivative, net of tax	—	—	—	—	(358)	—	(358)
Stock-based compensation	—	3,195	—	—	—	—	3,195
Activity under stock plans	2	2,206	—	—	—	—	2,208
Contributions made by noncontrolling interests	—	—	—	—	—	10,747	10,747

Balance, December 31, 2008	217	145,647	177,036	(54,704)	(424)	10,028	277,800

Net earnings (loss)	—	—	22,955	—	—	(1,966)	20,989
Changes in the fair value of derivative, net of tax	—	—	—	—	424	—	424
Sale of common stock	62	140,187	—	—	—	—	140,249
Stock-based compensation	—	4,662	—	—	—	—	4,662
Activity under stock plans	1	1,275	—	—	—	—	1,276
Business combinations	—	—	—	—	—	11,591	11,591
Contributions made by noncontrolling interests	—	—	—	—	—	4,423	4,423
Distributions to noncontrolling interests	—	—	—	—	—	(1,794)	(1,794)

Balance, December 31, 2009	$280	$291,771	$199,991	$(54,704)	$—	$22,282	$459,620

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$20,989	$16,719	$12,282
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	16,522	14,886	17,021
Provision for doubtful accounts	7,794	10,178	9,194
Equity in net income of affiliate	(431)	(471)	(287)
Impairment of assets	—	—	4,906
Stock-based compensation	4,662	3,195	1,726
Income tax benefit related to stock options exercised	916	812	1,122
Excess tax benefit related to stock options exercised	(405)	(564)	(973)
Loss (gain) on disposal of discontinued operation	1,188	(321)	—
Gain on disposal of property and equipment	(12)	(21)	(37)
Changes in assets and liabilities:
Accounts receivable, net	(5,837)	(11,318)	7,883
Other current assets	(6,821)	846	925
Accounts payable	(3,478)	2,328	(3,895)
Accrued salaries and wages	5,715	4,952	(523)
Income taxes payable and deferred taxes	477	4,456	5,871
Accrued expenses	6,212	2,629	(2,486)
Other assets and other liabilities	599	352	(720)
Net cash provided by operating activities	48,090	48,658	52,009
Cash flows from investing activities:
Additions to property and equipment	(13,215)	(18,502)	(9,989)
Purchase of marketable securities	(476)	(509)	(354)
Proceeds from sale/maturities of marketable securities	607	546	1,390
Investment in unconsolidated affiliate	—	—	(1,119)
Proceeds from disposition of business	5,043	7,193	—
Purchase of businesses, net of cash acquired	(549,783)	(8,408)	(1)
Other, net	(27)	(406)	(871)
Net cash used in investing activities	(557,851)	(20,086)	(10,944)
Cash flows from financing activities:
Net change in revolving credit facility	(57,000)	(11,500)	(45,000)
Proceeds from the issuance of long-term debt	450,000	—	—
Debt issuance costs	(28,448)	—	—
Principal payments on long-term debt	(1,749)	(6,000)	(1,059)
Net proceeds from the sale of common stock	140,249	—	—
Cash contributed by noncontrolling interests	4,423	3,663	1,373
Cash distributed to noncontrolling interests	(1,794)	—	—
Activity under stock plans	992	1,809	3,483
Excess tax benefit related to stock options exercised	405	564	973
Net cash provided by (used in) financing activities	507,078	(11,464)	(40,230)
Net (decrease) increase in cash and cash equivalents	(2,683)	17,108	835
Cash and cash equivalents at beginning of year	27,373	10,265	9,430
Cash and cash equivalents at end of year	$24,690	$27,373	$10,265

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

(1)	Overview of Company and Summary of Significant Accounting Policies

Overview of Company

RehabCare Group, Inc. (“the Company”) is a leading provider of program management services for inpatient rehabilitation and skilled nursing units, outpatient therapy programs and contract therapy services in conjunction with more than 1,200 hospitals, skilled nursing facilities, outpatient facilities and other long-term care facilities throughout the United States.  RehabCare also operates  six rehabilitation hospitals and 28 long term acute care hospitals, which provide specialized acute care for medically complex patients.

Effective November 24, 2009, the Company acquired all of the outstanding common stock of Triumph HealthCare Holdings, Inc. (“Triumph”).  On the acquisition date, Triumph operated 20 LTACHs in seven states.  Triumph’s results of operations have been included in the Company’s financial statements prospectively beginning after the date of acquisition.  As a result of the acquisition of Triumph, the Company believes it is now the third largest LTACH provider in the United States.

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

Certain prior year amounts have been reclassified to conform to current year presentation.  Such reclassifications primarily relate to the June 2009 sale of Phase 2 Consulting, Inc. (“Phase 2”).  The Company reclassified its consolidated statements of earnings for the years ended December 31, 2008 and 2007 to show the results of operations for Phase 2 as discontinued operations.  In addition, the Company’s adoption of Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (now codified in the FASB’s Accounting Standards Codification Topic 810-10-45, “Noncontrolling Interest in a Subsidiary,”), in the first quarter of 2009 resulted in changes to the presentation of noncontrolling interests within the Company’s consolidated financial statements.

Cash Equivalents and Marketable Securities

Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less.  Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

The Company classifies its debt and equity securities into one of three categories:  held-to-maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date.  Investments at December 31, 2009 and 2008 consist of noncurrent marketable equity and debt securities.  All noncurrent marketable securities are classified as trading, with all investment income, including unrealized gains or losses recognized in the consolidated statements of earnings.  Noncurrent marketable securities include assets held in trust for the Company’s deferred compensation plan that are not available for operating purposes.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

Accounts Receivable and Credit Risk

The Company’s program management services segment provides services to a geographically diverse clientele of healthcare providers throughout the United States.  The Company performs ongoing credit evaluations of its clientele and does not require collateral.  The Company’s hospital segment is reimbursed for its services primarily by Medicare and other third party payors.  As such, the hospital segment’s primary collection risks relate to the amounts for which the patient is responsible (such as deductibles and co-payments).

An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover anticipated credit losses.  The Company determines its allowance for doubtful accounts based upon an analysis of the collectability of specific accounts, historical experience and the aging of the accounts receivable.  The Company specifically analyzes customers with historical poor payment history and customer creditworthiness when evaluating the adequacy of the allowance for doubtful accounts. The Company continually evaluates the adequacy of its allowance for doubtful accounts and makes adjustments in the periods any excess or shortfall is identified.  Accounts are written off after all collection efforts (internal and external) have been exhausted.

As a result of the acquisition of Triumph, the Company’s hospital segment now accounts for a larger percentage of the Company’s receivables than in previous years.  At December 31, 2009, the hospital segment accounted for $86.5 million or 43% of the Company’s total net accounts receivable and $9.1 million or 37% of the Company’s total allowance for doubtful accounts.  A significant portion of Triumph’s business is concentrated in Houston, Texas.  Because the hospital segment is primarily reimbursed by Medicare and other third party payors, the Company believes concentrations by type of payor are more meaningful than geographic concentrations.  The following table identifies the sources and relative mix of the hospital segment’s net accounts receivable as of the dates stated:

	As of December 31,
Hospital segment	2009	2008
Medicare	58.7%	64.7%
Medicaid	2.8	2.3
Other third party payors	36.8	32.1
Self-pay	1.6	0.9
Total net patient accounts receivable	99.9	100.0
Other receivables	0.1	—
Total net accounts receivable	100.0%	100.0%

During the years ended December 31, 2009, 2008, and 2007, approximately 68.8%, 74.2%, and 77.8%, respectively, of the hospital segment’s net operating revenues related to patients participating in the Medicare program.  Because Medicare traditionally pays claims faster than other third-party payors, the hospital segment’s percentage of accounts receivable from Medicare is less than its percentage of net operating revenues from Medicare. While revenues and accounts receivable from the Medicare program are significant to the Company’s operations, the Company does not believe there are significant credit risks associated with these receivables.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

Derivative Instruments and Hedging Activities

GAAP requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value.  In December 2007, the Company entered into an interest rate swap agreement to reduce the Company’s exposure to changes in interest rates on certain borrowings that bear interest at floating rates.  The swap agreement expired in December 2009.  This swap agreement was designated as a cash flow hedge.  Therefore, the unrealized gains and losses resulting from the change in fair value of the swap contract were reflected in other comprehensive income.  Realized gains and losses were reclassified to interest expense in the period in which the related interest payments being hedged were made.  The Company formally documented its hedging relationships, including identification of the hedging instruments and hedged items, as well as the Company’s risk management objectives and strategies for undertaking each hedge transaction.

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

Goodwill and Other Intangible Assets

Under GAAP, the cost of acquired companies is allocated first to their identifiable assets, both tangible and intangible, based on estimated fair values.  The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.  Goodwill and intangible assets with indefinite lives are not amortized to expense, but instead tested for impairment at least annually and any related losses recognized in earnings when identified.  See Note 7, “Goodwill and Other Intangible Assets,” for further discussion.  Other identifiable intangible assets with a finite life are amortized on a straight-line basis over their estimated lives.

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

Disclosure About Fair Value of Financial Instruments

At December 31, 2009, the Company’s financial instruments consist of cash equivalents, accounts receivable, marketable securities, accounts payable and long-term debt.  The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short-term nature.   The carrying values of long-term debt were $455.3 million and $57.0 million at December 31, 2009 and 2008, respectively.  The fair values of long-term debt were $464.2 million and $57.0 million at December 31, 2009 and 2008, respectively, and are based on the interest rates offered for borrowings with comparable maturities.  The Company’s marketable securities (which had carrying values of $3.3 million and $2.8 million at December 31, 2009 and 2008, respectively) are recorded at fair value.  See Note 18, “Fair Value Measurements,” for additional information.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

Revenue Recognition

In the Company’s program management services segment, the Company derives a significant majority of its revenues from fees paid directly by healthcare providers (i.e., acute care hospitals and skilled nursing facilities) rather than through payment or reimbursement by government or other third-party payors.  Revenues are generally recognized as services are provided to patients based on the contractually agreed upon rate per unit of service, rate per patient discharge, a negotiated patient per diem rate, or a negotiated fee schedule based on the type of service rendered.  The Company’s inpatient business also accrues revenues at the end of each period for services provided to patients that have not been discharged by the period end based on the number of patient days completed as a percentage of the average length of stay for the facility under contract.

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

In estimating the discounts for contractual allowances, the Company reduces its gross patient receivables to the estimated amount that will be recovered for the service rendered based upon previously agreed to rates with the payor.  These estimates are regularly reviewed for accuracy by taking into consideration Medicare reimbursement rules and known changes to payor contract terms, laws and regulations and payment history.  If such information indicates that the Company’s allowances are overstated or understated, the Company reduces or provides for additional allowances as appropriate in the period in which such a determination is made.

In 2007, the Company recorded favorable net settlements of prior year Medicare and Medicaid cost reports which resulted in an aggregate increase in revenues of $1.4 million.  The Company did not record any material revenue adjustments for prior year cost reports in 2008 or 2009.

Health, Workers Compensation and Professional Liability Insurance Accruals

The Company maintains an accrual for health, workers compensation and professional liability claim costs that are partially self-insured and are classified in accrued salaries and wages (health insurance) and accrued expenses (workers compensation and professional liability).  The Company determines the adequacy of these accruals by periodically evaluating historical experience and trends related to claims and payments based on actuarial computations and industry experiences and trends.  At December 31, 2009, the balances for accrued health, workers compensation and professional liability were $8.0 million, $5.3 million and $7.8 million, respectively.  At December 31, 2008, the balances for accrued health, workers compensation and professional liability were $5.4 million, $4.6 million and $6.2 million, respectively.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

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

Recently Issued Accounting Pronouncements

During the third quarter of 2009, the FASB Accounting Standards Codification (“ASC” or “Codification”) became the Company’s single official source of authoritative GAAP (other than guidance issued by the Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is now considered non-authoritative.  The FASB will not issue new standards in the form of Statements or FASB Staff Positions.  Instead, it will issue Accounting Standards Updates (“ASUs”).

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

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which amends the related subsections of the Codification to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  In addition, the new standard amends the pre-existing guidance for determining whether an entity is a variable interest entity and for identifying the primary beneficiary of a variable interest entity.  ASU 2009-17 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009.  The Company believes the adoption of ASU 2009-17 will not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued a new standard now codified as ASC Topic 855, “Subsequent Events,” which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of ASC Topic 855 during the second quarter of 2009.  The Company’s adoption of the new standard had no material impact on the Company’s financial position or results of operations.

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

(2)	Stock-Based Compensation

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

	Year Ended December 31,
	2009	2008	2007

Share-based compensation expense	$4,662	$3,195	$1,726
Income tax benefit	1,802	1,235	667

The Company has various incentive plans that provide long-term incentive and retention awards.  These awards include stock options and restricted stock awards.  At December 31, 2009, a total of 274,903 shares were available for future issuance under the plans.  The Company generally issues new shares of common stock to satisfy stock option exercises and restricted stock award vestings.

Stock Options

Stock options may be granted for a term not to exceed 10 years and must be granted within 5 years from the adoption of the current equity incentive plan.  All of the unvested stock options currently outstanding become fully exercisable after four years from date of grant.  The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model.  Estimates of fair value may not equal the value ultimately realized by those who receive equity awards.  No options were granted in 2009, 2008 or 2007.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

The following table provides a summary of stock options outstanding as of December 31, 2009 and changes during the year then ended:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Life (yrs)	(millions)

Outstanding at January 1, 2009	974,739	$24.10
Granted	—	—
Exercised	(93,910)	14.11
Forfeited or expired	(10,000)	30.08
Outstanding at December 31, 2009	870,829	$25.11	3.5	$5.7
Exercisable at December 31, 2009	863,329	$25.16	3.5	$5.6

The total intrinsic values of options exercised during the years ended December 31, 2009, 2008 and 2007 were approximately $0.9 million, $1.4 million and $2.5 million, respectively.

A summary of the status of the Company’s nonvested stock options as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at January 1, 2009	15,000	$7.78
Granted	—	—
Vested	(7,500)	7.78
Forfeited	—	—
Nonvested at December 31, 2009	7,500	$7.78

As of December 31, 2009, there was approximately $14,000 of unrecognized compensation cost related to nonvested options.

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
December 31, 2009, 2008 and 2007

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

The following table provides a summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2009 and the changes during the year ended December 31, 2009:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at January 1, 2009	398,742	$18.90
Granted	382,016	14.80
Vested	(92,595)	17.91
Forfeited	(58,430)	16.18
Nonvested at December 31, 2009	629,733	$16.81

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2009, 2008 and 2007 was $14.80, $21.71 and $15.20, respectively.   As of December 31, 2009, there was approximately $3.1 million of unrecognized compensation cost related to nonvested restricted stock awards.  Such cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

(3)	Marketable Securities

Noncurrent marketable securities at December 31, 2009 and 2008 consist primarily of marketable equity securities ($1.9 million and $1.2 million at December 31, 2009 and 2008, respectively), corporate and government bonds ($0.8 million and $1.0 million at December 31, 2009 and 2008, respectively) and money market securities ($0.6 million at December 31, 2009 and 2008) held in trust under the Company’s deferred compensation plan.

(4)	Allowance for Doubtful Accounts

Accounts receivable is reported net of the allowance for doubtful accounts.  Activity in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Balance at beginning of year	$19,480	$16,266	$14,355
Provisions for doubtful accounts	7,794	9,643	9,194
Acquisitions	8,201	17	1,472
Disposition	(41)	—	—
Accounts written off, net of recoveries	(10,705)	(6,446)	(8,755)
Balance at end of year	$24,729	$19,480	$16,266

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

In 2008, the Company also recorded a $535,000 provision for doubtful accounts related to its note receivable from Signature Healthcare Foundation (“Signature”).  This charge reduced the carrying value of a note receivable from Signature to $580,000 as of December 31, 2008.  In February 2009, the Company terminated its staffing agreement with Signature and took possession of Signature’s operating assets in full satisfaction of the Company’s receivables from Signature.  The $580,000 carrying value of the note receivable at December 31, 2008 approximated the estimated fair value of the assets received from Signature.

(5)	Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2009	2008

Equipment	$88,808	$58,163
Land	6,043	1,010
Buildings and leasehold improvements	60,328	27,599
Buildings and equipment under capital lease obligations	11,243	—
	166,422	86,772
Less accumulated depreciation	54,608	48,921
	$111,814	$37,851

Depreciation expense incurred by continuing operations was approximately $11.4 million, $10.2 million and $12.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.  These amounts include amortization of assets recorded under capital leases.

(6)	Business Combinations

The Company adopted FASB Financial Accounting Standards No. 141(R), “Business Combinations” (now codified in ASC Topic 805, “Business Combinations”), effective January 1, 2009.  The new standard replaces Financial Accounting Standards No. 141 which required the acquirer to include acquisition-related costs (such as finder’s fees and legal fees) in the cost of the acquisition.  The new standard requires acquisition-related costs to be expensed in the periods incurred.

Effective November 24, 2009, the Company acquired all of the outstanding common stock of Triumph HealthCare Holdings, Inc. (“Triumph”) for a total purchase price of approximately $538.5 million, which includes an estimated adjustment based on acquired working capital levels as defined in the stock purchase agreement.  All purchase price adjustments are expected to be finalized in the first half of 2010.  The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed as presented below.  At the acquisition date, Triumph operated 20 LTACHs in seven states.  The Triumph acquisition has expanded the number of LTACHs owned and operated by the Company to 28 as of December 31, 2009.  In connection with this transaction, the Company recorded acquisition-related expenses of approximately $7.2 million in the year ended December 31, 2009.  Acquisition-related expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of earnings.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

The following table presents the amounts recognized by the Company as of the acquisition date for each major class of assets acquired and liabilities assumed in the Triumph transaction.  Amounts are in thousands of dollars.

Cash	$—
Accounts receivable	60,636
Other current assets	13,357
Property and equipment	67,777
Identifiable intangible assets, principally Medicare licenses, trade name and certificates of need	108,960
Other assets	1,747
Current portion of long-term debt	(2,536)
Accounts payable and other current liabilities	(45,649)
Noncurrent portion of long-term debt	(10,217)
Other liabilities	(36,455)
Total identifiable net assets	157,620
Noncontrolling interests in Triumph	(10,000)
Goodwill	390,920
Fair value of total consideration transferred	$538,540

The fair value of the accounts receivable acquired of approximately $60.6 million is net of an estimated $41.9 million discount for contractual allowances and an estimated $6.5 million that is expected to be uncollectible.  The total goodwill arising from the acquisition of approximately $390.9 million consists primarily of Triumph’s assembled workforce and the synergies that are expected to result from combining the operations of the Company and Triumph.  All of the goodwill was assigned to the Company’s hospitals segment.  None of the goodwill is expected to be deductible for tax purposes.

The fair value at the acquisition date of the noncontrolling interests in Triumph was estimated to be approximately $10.0 million and was based a review of the control, transferability and other terms of Triumph’s partnership agreements.  This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in GAAP.

Triumph’s results of operations have been included in the Company’s financial statements prospectively beginning after the date of acquisition.  The Company’s statement of earnings for 2009 includes operating revenues and operating earnings of approximately $39.7 million and $3.7 million, respectively, related to Triumph’s hospitals. The following pro forma information assumes the Triumph acquisition had occurred at the beginning of each period presented.  Such results have been prepared by adjusting the historical Company results to include Triumph’s results of operations, amortization of acquired finite-lived intangibles and incremental interest related to acquisition debt.  The pro forma results do not include any cost savings that may result from the combination of the Company’s and Triumph’s operations.  The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results.  Amounts are in thousands of dollars.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

	Year ended		Year ended
	December 31, 2009		December 31, 2008
	As Reported	Pro Forma	As Reported	Pro Forma

Operating revenues	$869,427	$1,260,775	$735,412	$1,159,138
Net earnings from continuing operations attributable to RehabCare	$23,794	$45,724	$19,568	$35,144
Diluted earnings per share from continuing operations attributable to RehabCare	$1.26	$1.88	$1.10	$1.46

Effective June 30, 2009, the Company and a group of Dallas area physicians formed a new jointly-owned entity, Dallas LTACH, LLC.  On that same date, Dallas LTACH, LLC acquired certain assets and assumed certain liabilities of Gulf States LTAC of Dallas.  The physician group is also a member of Gulf States LTAC of Dallas.  In connection with the acquisition, the Company paid cash consideration of approximately $6.4 million and received an 80% interest in the new entity.  The physician group owns the remaining 20% interest.  The assets acquired include a 60-bed long-term acute care hospital located inside a freestanding facility in Dallas, Texas (the “Dallas LTACH”).  The hospital is leasing the facility under a 20-year operating lease which expires in September 2027.  In connection with this transaction, the Company recorded acquisition-related expenses of approximately $0.6 million in the year ended December 31, 2009.

Approximately $6.1 million of the purchase price in the Dallas LTACH transaction was assigned to goodwill and consists primarily of the aforementioned physician relationships, the Dallas LTACH’s assembled workforce and the synergies that are expected to result from combining the operations of the Company and the Dallas LTACH.  All of the goodwill was assigned to the Company’s hospitals segment.  The Dallas LTACH’s results of operations have been included in the Company’s financial statements prospectively beginning after the date of acquisition.  The Company’s statement of earnings for 2009 includes operating revenues and operating losses of approximately $7.5 million and $3.5 million, respectively, related to the Dallas LTACH.  The Company has not presented the pro forma results of operations of the Dallas LTACH because the presentation of such information is considered impracticable.  The Company believes such disclosures are impracticable because the hospital’s historical financial statements were not audited and are not considered reliable.  The Company made a reasonable effort, but is unable to obtain reliable historical financial statements for the Dallas LTACH.

Effective December 16, 2009, the Company acquired an LTACH in Philadelphia, Pennsylvania for a purchase price of approximately $5.1 million in cash.  The results of operations of the Philadelphia LTACH have been included in the Company’s financial statements prospectively beginning after the date of acquisition.  Approximately $1.7 million of the purchase price was assigned to goodwill.  The remaining purchase price allocation and other information related to the acquisition of the Philadelphia LTACH have not been included herein as the impact of the acquisition was not material to the Company’s financial condition or results of operations.

(7)	Goodwill and Other Intangible Assets

In accordance with GAAP, the Company performs an annual test of impairment for goodwill and other indefinite lived intangible assets.  The impairment analysis is performed more frequently if events or changes in circumstances indicate that the carrying amount of such assets may exceed fair value.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

Intangible assets with indefinite lives are not amortized but must be reviewed for impairment annually and whenever events or changes in circumstances indicate that the asset might be impaired.  If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statement of earnings in an amount equal to the excess carrying value.  The Company performed a test for impairment for goodwill and other indefinite lived intangible assets as of December 31, 2009, 2008 and 2007.  Based upon the results of the tests performed, no impairment of goodwill or other intangible assets with indefinite useful lives was identified in 2009 or 2008; however, in 2007, the Company recognized an impairment loss of $4.9 million to reduce the carrying value of the Medicare exemption it acquired in the June 1, 2006 acquisition of the assets of Louisiana Specialty Hospital, the Company’s LTACH in New Orleans, Louisiana.  This hospital had been grandfathered and statutorily exempt from the so-called 25% Rule.  The 25% Rule limits LTACH prospective payment system (“PPS”) paid admissions from a single referral source to 25%.  Admissions beyond the 25% threshold would be paid using lower inpatient PPS rates.  On May 1, 2007, the Centers for Medicare and Medicaid Services (“CMS”) released a rule extending the 25% Rule to all LTACHs, including those LTACHs that had previously operated under a statutory exemption.

As part of the purchase price allocation for Louisiana Specialty Hospital, the Company initially recorded the value of the statutory exemption as an indefinite-lived intangible asset at its estimated acquisition date fair value of $5.4 million.  The Company determined that the issuance of the May 1, 2007 rule by CMS resulted in a triggering event during the second quarter of 2007 that required the useful life of the statutory exemption intangible asset to be reassessed as finite-lived and a corresponding impairment analysis to be performed.  Based on that analysis, the Company recognized an impairment loss of $4.9 million in the second quarter of 2007 in the hospitals segment to reduce the carrying value of this intangible asset to its revised estimate of fair value based on the impact of the change in regulations.  This reduced carrying value represents the asset’s new cost basis for financial reporting purposes.  The Company computed the fair value of the statutory exemption intangible asset using a present value technique and the Company’s projections of cash flow expected to be generated over the intangible asset’s remaining estimated useful life.  Starting on May 1, 2007, the Company began amortizing the remaining $0.5 million carrying value of the intangible asset on a straight-line basis over the asset’s remaining estimated useful life.  As of December 31, 2009, the statutory exemption intangible asset had a remaining carrying value of approximately $0.1 million.

On December 29, 2007, the 2007 Medicare, Medicaid and SCHIP Extension Act was signed into law.  The Act provides that the 25% Rule will not be applied to grandfathered LTACHs, such as the Company’s LTACH in New Orleans, through at least December 31, 2010.  GAAP prohibits the reversal of the Company’s previously recognized $4.9 million impairment loss.

In March 2007, the Company and St. Luke’s Episcopal-Presbyterian Hospitals (“St. Luke’s Hospitals”) formed a jointly-owned entity, St. Luke’s Rehabilitation Hospital, LLC, which began developing a new 35-bed rehabilitation hospital facility in St. Louis, Missouri.  In December 2008, St. Luke’s Rehabilitation Hospital completed construction of the new facility and acquired the assets of St. Luke’s Hospitals’ existing 16-bed inpatient rehabilitation facility (“IRF”) in exchange for St. Luke’s Hospitals’ minority interest in the new entity.  The operations of the existing IRF were relocated to the new 35-bed hospital facility.  The Company maintains a controlling ownership interest in St. Luke’s Rehabilitation Hospital, LLC.  This transaction did not qualify as the purchase of a “business” based on the guidance in GAAP.  As a result, the cost of the assets acquired from St. Luke’s Hospitals were allocated to the individual assets acquired based on their relative fair values and no goodwill arose from the transaction.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

At December 31, 2009 and 2008, the Company had the following intangible asset balances (in thousands of dollars):

	December 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing Intangible Assets:
Noncompete agreements	$4,710	$(1,566)	$1,850	$(1,261)
Customer contracts and relationships	23,096	(12,577)	23,096	(10,042)
Trade names	40,083	(2,792)	9,683	(1,929)
Medicare exemption	454	(340)	454	(227)
Market access assets	5,720	(310)	5,720	(24)
Certificates of need	9,442	(152)	142	(28)
Lease arrangements	1,305	(297)	905	(205)
Total	$84,810	$(18,034)	$41,850	$(13,716)

Non-amortizing Intangible Assets:
Trade names	$410		$810
Medicare provider numbers	68,220		—
	$68,630		$810

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

Amortizing intangible assets have the following weighted average useful lives as of December 31, 2009:  noncompete agreements – 4.8 years; contractual customer relationships – 6.1 years; amortizing trade names – 14.8 years; Medicare exemption – 1.0 year; market access assets – 18.9 years; certificates of need – 9.8 years; and lease arrangements – 6.2 years.

Amortization expense incurred by continuing operations was approximately $4.3 million, $3.7 million and $3.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Estimated annual amortization expense for the next 5 years is: 2010 – $8.2 million; 2011 – $6.5 million; 2012 – $5.6 million; 2013 – $5.4 million and 2014 – $5.4 million.

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

				Healthcare Management
	SRS (a)	HRS (b)	Hospitals	Consulting (c)	Total
Balance at December 31, 2007	$79,419	$39,715	$45,239	$4,144	$168,517
Acquisitions	—	—	6,414	—	6,414
Dispositions	—	—	(3,566)	—	(3,566)
Balance at December 31, 2008	79,419	39,715	48,087	4,144	171,365
Acquisitions	—	—	398,857	—	398,857
Dispositions	—	—	—	(4,144)	(4,144)
Balance at December 31, 2009	$79,419	$39,715	$446,944	$—	$566,078

(a)	Skilled Nursing Rehabilitation Services (SRS).
(b)	Hospital Rehabilitation Services (HRS).
(c)	The healthcare management consulting segment consists of Phase 2 Consulting, Inc., which was sold effective June 1, 2009.

(8)	Dispositions and Discontinued Operations

Effective June 1, 2009, the Company completed the sale of all the outstanding common stock of Phase 2 Consulting, Inc. (“Phase 2”) to Premier, Inc. for approximately $5.5 million.  This transaction allows the Company’s management to focus on its core businesses.  In connection with this transaction, the Company recognized a pre-tax loss related to the disposal of the Phase 2 business of approximately $1.2 million in 2009.

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

The Company guaranteed the collection of all but $45,000 of Phase 2’s accounts receivable.  All accounts receivable were subsequently collected by Premier, Inc.  The time available to Premier, Inc. to make a claim against this guarantee has now lapsed.  Accordingly, no liability has been recognized at December 31, 2009 for this guarantee.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

Phase 2 has been classified as a discontinued operation pursuant to GAAP.  The operating results for this discontinued operation are shown in the following table (in thousands).  No interest expense has been allocated.

	2009	2008	2007

Operating revenues	$2,833	$9,563	$12,480
Costs and expenses	3,064	9,789	11,375
Operating gain (loss) from discontinued operations	(231)	(226)	1,105
Loss on disposal of assets of discontinued operations	(1,188)	—	—
Income tax benefit (expense)	553	88	(440)
Gain (loss) from discontinued operations	$(866)	$(138)	$665

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

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

	2009	2008	2007

Operating revenues	$—	$3,962	$7,125
Costs and expenses	(44)	5,471	8,791
Operating gain (loss) from discontinued operations	44	(1,509)	(1,666)
Loss on disposal of assets of discontinued operations	—	321	—
Income tax benefit (expense)	(17)	463	619
Gain (loss) from discontinued operations	$27	$(725)	$(1,047)

(9)	Long-Term Debt

On November 24, 2009, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and Banc of America Securities LLC, RBC Capital Markets and BNP Paribas Securities Corp., as joint lead arrangers.  The Credit Agreement amends and restates the Company’s former $175 million amended and restated credit agreement, dated June 16, 2006, and provides for a six-year $450 million term loan facility, a five-year revolving credit facility of $125 million and a swingline subfacility of up to $25 million. The Company used the proceeds of the term loan facility and approximately $22 million in borrowings under the revolving credit facility to pay a portion of the consideration for its acquisition of Triumph.

The Credit Agreement contains certain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in similar credit facilities. In addition, the Company is required to maintain a maximum ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ((“EBITDA”) as defined in the Credit Agreement), a maximum ratio of senior funded debt to EBITDA and a minimum ratio of adjusted earnings before interest, taxes, depreciation, amortization, rent and operating leases ((“Adjusted EBITDAR) as defined in the Credit Agreement) to fixed charges.  As of December 31, 2009, the Company was in compliance with all debt covenants.  The annual commitment fees, letter of credit fees and interest rates to be charged on the outstanding principal balances in connection with the revolving credit facility are variable based upon the Company’s consolidated leverage ratios.

The term loan facility requires quarterly installments of $1,125,000 with the balance payable upon the final maturity.  In addition, the Company is required to make mandatory principal prepayments equal to a portion of its consolidated excess cash flow (as defined in the Credit Agreement) when its consolidated leverage ratio reaches certain levels.  At December 31, 2009, the balance outstanding under the term loan was $450 million.  There were no borrowings outstanding under the revolving credit facility at December 31, 2009.

As of December 31, 2009, the Company had approximately $11.3 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount the Company may borrow under its revolving credit facility.  As of December 31, 2009, after consideration of the effects of restrictive covenants, the available borrowing capacity under the revolving credit facility was approximately $113.7 million.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

As of December 31, 2009 and 2008, long-term borrowings, including the current portion of long-term debt, were as follows (dollars in thousands unless otherwise noted):

	December 31,
	2009	2008

Borrowings under $175 million revolving credit facility	$—	$57,000

Borrowings under $125 million revolving credit facility; maturity date of November 24, 2014	—	—

Term loan facility; payable in quarterly installments of $1.1 million with remaining balance due on November 24, 2015; net of unamortized original issue discount of $8,892	441,108	—

Note payable to bank; bearing interest at prime plus 1%, but not less than 5% nor greater than 7.5%; payable in monthly installments through January 2011 and $4.2 million due in February 2011	4,528	—

Capital lease obligations	9,631	—
	455,267	57,000
Less: current portion	(7,507)	—
	$447,760	$57,000

The Credit Agreement is collateralized by substantially all of the Company’s assets.  Borrowings under the $125 million revolving credit facility bear interest at the Company’s option at either a base rate or the London Interbank Offering Rate (“LIBOR”) for one, two, three or six month interest periods, or a nine or twelve month period if available, plus an applicable margin percentage.  The base rate is the greater of the federal funds rate plus one-half of 1%, Bank of America N.A.’s prime rate and one month LIBOR plus 1%.  There were no borrowings outstanding under the revolving credit facility at December 31, 2009.  Borrowings under the term loan facility bear interest at either the base rate plus 300 basis points or LIBOR plus 400 basis points with a LIBOR floor of 200 basis points.  The interest rate under the term loan facility was 6% at December 31, 2009.

Certain of the Company’s leases that meet the lease capitalization criteria in accordance with FASB ASC 840-30 have been recorded as an asset and liability at the lower of fair value or the net present value of the aggregate future minimum lease payments at the inception of the lease.  Interest rates used in computing the net present value of the lease payments ranged from 6.5% to 10.7% and were generally based on the lessee’s incremental borrowing rate at the inception of the lease.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

The Company’s long-term debt is scheduled to mature as follows.  The maturities below exclude the impact of the term loan’s unamortized original issue discount of $8,892,000 at December 31, 2009.  Amounts are in thousands.

2010	$7,507
2011	11,708
2012	7,791
2013	5,148
2014	4,505
Thereafter	427,500
Total	$464,159

Interest paid for 2009, 2008 and 2007 was $4.8 million, $4.4 million and $7.6 million, respectively. Included in the interest paid amounts are commitment fees on the unused portion of the revolving credit facility of $0.3 million, $0.3 million and $0.2 million for 2009, 2008 and 2007, respectively.

(10)	Stockholders’ Equity

In November 2009, the Company issued 6,210,000 shares of common stock, par value of $0.01 in a public equity offering which resulted in net proceeds, after underwriting fees and other direct costs, of approximately $140.2 million.  The net proceeds from the public equity offering were used in the acquisition of Triumph HealthCare.

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
December 31, 2009, 2008 and 2007

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

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to RehabCare stockholders (in thousands, except per share data).  The net earnings amounts presented below exclude income and losses attributable to noncontrolling interests in consolidated subsidiaries.

	Year Ended December 31,
	2009	2008	2007
Numerator:
Earnings from continuing operations, net of tax	$23,794	$19,568	$13,041
Loss from discontinued operations, net of tax	(839)	(863)	(382)
Net earnings	$22,955	$18,705	$12,659

Denominator:
Basic weighted average common shares outstanding	18,481	17,583	17,226
Effect of dilutive securities:
stock options and restricted stock awards	381	215	233
Diluted weighted average common shares outstanding	18,862	17,798	17,459

Basic earnings per common share:
Earnings from continuing operations, net of tax	$1.29	$1.11	$0.76
Loss from discontinued operations, net of tax	(0.05)	(0.05)	(0.03)
Net earnings	$1.24	$1.06	$0.73

Diluted earnings per common share:
Earnings from continuing operations, net of tax	$1.26	$1.10	$0.75
Loss from discontinued operations, net of tax	(0.04)	(0.05)	(0.02)
Net earnings	$1.22	$1.05	$0.73

For fiscal 2009, 2008 and 2007, outstanding stock options totaling approximately 0.7 million, 0.9 million and 1.3 million potential shares, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

(12)	Employee Benefits

The Company has an Employee Savings Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees.  All employees who are at least 21 years of age are immediately eligible to participate in the plan.  Each participant may contribute from 2% to 20% of his or her annual compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is nondiscriminatory.  Contributions made by the Company to the Employee Savings Plan are at rates of up to 50% of the first 4% of employee contributions.  Expense in connection with the Employee Savings Plan for 2009, 2008 and 2007 totaled $4.0 million, $4.0 million and $3.9 million, respectively.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

In connection with the acquisition of Triumph on November 24, 2009, the Company added the Triumph 401(k) Plan to its portfolio of employee benefit plans.  Substantially all full-time Triumph employees are eligible to participate in the plan.  Matching contributions under the plan are equal to 25% of the participant contributions up to 6% of their salary.  The Company’s matching contributions in connection with the Triumph 401(k) Plan were approximately $62,000 in 2009.

The Company maintains nonqualified deferred compensation plans for certain employees.  Due to changes in the Internal Revenue Code impacting deferred compensation arrangements, the Company froze its plan, which became ineligible to receive future deferrals, on December 31, 2004.  To ensure compliance with Internal Revenue Code section 409A, a new plan was developed and implemented on July 1, 2005.  Under the 2005 plan, participants may defer up to 70% of their base salary and up to 70% of their cash incentive compensation.  Amounts for both plans are held by a trust in investments that are designated by participants but remain the property of the Company until distribution.  At December 31, 2009 and 2008, approximately $3.4 million and $2.8 million, respectively, were payable under the nonqualified deferred compensation plans and approximated the value of the trust assets owned by the Company.

(13)	Commitments

The Company is obligated under non-cancelable operating leases for the facilities that support the Company’s hospitals, the Company’s administrative functions and other operations.  The Company’s hospital facility leases represent the largest portion of rent expense and such leases generally have initial terms of 12 to 20 years with one or more renewal options.  Contingent rents are included in rent expense in the year incurred.  Future minimum lease payments at December 31, 2009 for those operating leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (amounts in thousands):

2010	$31,611
2011	32,893
2012	32,930
2013	32,987
2014	33,471
Thereafter	262,711
Total	$426,603

Rent expense for 2009, 2008 and 2007 was approximately $20.3 million, $12.9 million and $12.2 million, respectively.   As of December 31, 2009, the Company expected to receive future minimum rentals of approximately $1.8 million under noncancelable subleases having a remaining term in excess of one year.

Triumph’s headquarters are located in a medical office building in Houston, Texas.  Triumph owns a controlling interest in the building and leases out the remaining office space to physicians and other healthcare service providers.  As of December 31, 2009, the building had a carrying value of approximately $6.8 million and the Company expected to receive future minimum rentals under noncancelable leases of approximately $1.7 million.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

Certain of the Company’s hospitals lease facilities and/or equipment under leases that are classified as capital leases.  Lease commitments under capital leases at December 31, 2009 are as follows (amounts in thousands):

2010	$3,533
2011	3,532
2012	3,532
2013	658
2014	5
Thereafter	—
Total minimum lease payments	11,260
Less: interest portion	(1,629)
Total obligations under capital leases	$9,631

The Company was not a party to any material open construction contracts as of December 31, 2009.

(14)	Income Taxes

The components of income tax expense (benefit), excluding discontinued operations, are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Federal – current	$13,051	$7,282	$1,196
Federal – deferred	2,183	3,229	6,392
State	2,407	1,552	70
	$17,641	$12,063	$7,658

A reconciliation between expected income taxes, computed by applying the statutory Federal income tax rate of 35% to earnings from continuing operations before income taxes, and actual income tax is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Expected income taxes	$13,814	$10,376	$7,113
Tax effect of interest income from municipal bond obligations exempt from federal taxation	(2)	(1)	(8)
State income taxes, net of federal income tax benefit	1,634	982	120
Tax effect of losses attributable to noncontrolling interests not deductible by the Company	688	695	132
Tax effect on nondeductible acquisition-related expenses	1,347	—	—
Other, net	160	11	301
	$17,641	$12,063	$7,658

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$7,588	$5,439
Accrued insurance, vacation, bonus and deferred compensation	12,563	8,348
Net operating loss carryforward/capital loss carryforward	1,697	184
Stock based compensation	3,081	1,993
Other	6,516	4,717
Total gross deferred tax assets	31,445	20,681
Valuation allowance	(74)	(75)
Net deferred tax assets	31,371	20,606

Deferred tax liabilities:
Acquired goodwill and intangibles	47,402	10,500
Depreciation and amortization	5,229	1,913
Other	3,096	1,623
Total deferred tax liabilities	55,727	14,036
	$(24,356)	$6,570

In connection with the acquisition of Triumph, as more fully discussed in note 6, the Company acquired gross net operating loss carryforwards of approximately $6.6 million.  Section 382 of the Internal Revenue Code restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change such as the Company’s acquisition of Triumph.  Accordingly, utilization of the acquired Triumph net operating loss carryforwards will be limited to approximately $0.7 million per tax year.  Based on this limitation and the expiration of the carryforwards in 2016, the Company estimates approximately $2.2 million of the acquired net operating loss carryforwards will expire unused.  At the date of acquisition, the Company recorded the acquired net operating loss carryforwards at their estimated net realizable value, net of the section 382 limitation.  At December 31, 2009, the remaining unused net operating loss carryforwards were approximately $4.3 million and the tax effect of these carryforwards was approximately $1.5 million.

At December 31, 2009, the Company also had state net operating loss carryforwards and federal capital loss carryforwards which resulted in a deferred tax asset of approximately $0.2 million.  These carryforwards expire on various dates between 2010 and 2026.

The Company is required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that the Company will not realize a portion of its deferred tax assets and that a valuation allowance of approximately $0.1 million was necessary as of December 31, 2009 and 2008.  For the years ended December 31, 2009, 2008, and 2007, the net increases (decreases) in the valuation allowance were $0.0 million, $0.3 million, and $(15.5) million, respectively. The valuation allowance decrease in 2007 primarily relates to the Company’s adoption of the accounting standard known at the time as FASB Interpretation No.  48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), and now codified in ASC Topic 740, “Income Taxes.”

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

The Company adopted the provisions of FIN 48 on January 1, 2007.  This Interpretation requires financial statement recognition of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  Based on the accounting standards that existed prior to FIN 48, the Company had not recognized a $14.4 million potential tax benefit in its financial statements at December 31, 2006 for the losses incurred in connection with the Company’s former investment in InteliStaf.  In accordance with the provisions of FIN 48, the Company evaluated the technical merits of its uncertain tax positions.  At that time, the Company believed it would more likely than not obtain a tax deduction for the full amount of the losses incurred on its investment in InteliStaf.  Based on that evaluation, the Company recorded a $14.4 million reduction in its liability for unrecognized tax benefits and a $14.4 million increase to its January 1, 2007 balance of retained earnings to recognize the cumulative effect of applying FIN 48.  This cumulative-effect adjustment represents the difference between the net amount of assets and liabilities recognized in the statement of financial position prior to the application of FIN 48 and the net amount of assets and liabilities recognized as a result of applying FIN 48.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Balance at beginning of year	$448	$308
Liability assumed in acquisition of Triumph	133	—
Increase as a result of tax positions taken in prior years	510	7
Increase as a result of tax positions taken in the current year	710	212
Lapse of applicable statute of limitations	(154)	(79)
Balance at end of year	$1,647	$448

As of December 31, 2009, the Company had approximately $1.6 million of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate.  The Company currently does not expect any significant changes to unrecognized tax positions within the next twelve months.

The Company’s practice is to recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of selling, general and administrative expenses.

RehabCare and its subsidiaries file income tax returns for U.S. federal income taxes and various state income taxes.  The Company is no longer subject to U.S. federal income tax examination for years prior to 2007.  The IRS completed its examination of the Company’s 2006 federal income tax return in 2009.

Income taxes paid by the Company for 2009, 2008 and 2007 were $15.8 million, $6.7 million and $0.5 million, respectively.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

(15)	Investment in Unconsolidated Affiliate

In January 2005, the Company paid $3.6 million for a 40% equity interest in Howard Regional Specialty Care, LLC (“HRSC”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana.  The Company uses the equity method to account for its investment in HRSC.  The value of the Company’s investment in HRSC at the transaction date exceeded its share of the book value of HRSC’s stockholders’ equity by approximately $3.5 million.  This excess is being accounted for as equity method goodwill.  In February 2007, the Company invested an additional $1.1 million of cash in HRSC, and the majority owner invested an additional $1.7 million.  HRSC used these funds to meet its working capital needs and to acquire an outpatient rehabilitation business in Kokomo.  The carrying value of the Company’s investment in HRSC was approximately $4.8 million at both December 31, 2009 and 2008.

(16)	Severance and Restructuring Costs

In the fourth quarter of 2009, the Company eliminated 13 corporate positions in an effort to reduce corporate overhead and eliminate redundancies created by the acquisition of Triumph.  In connection with these efforts, the Company recognized a pre-tax charge of approximately $0.9 million for employee severance costs including costs incurred under pre-existing severance plans.  This charge is reflected on the selling, general and administrative expense line of the Company’s consolidated statement of earnings for 2009.  The following table provides a roll-forward of the liability for accrued severance costs from January 1, 2009 through December 31, 2009 (amounts in thousands):

Balance, January 1, 2009	$—
Accrual for severance costs	862
Payments	(105)
Balance, December 31, 2009	$757

In the second half of 2008, the Company eliminated approximately 60 corporate and division support positions in an effort to better align the Company’s support functions and reduce corporate and division overhead.   In connection with these efforts, the Company recognized a pre-tax charge of approximately $2.3 million for employee severance costs including costs incurred under pre-existing severance plans.  This charge is reflected on the selling, general and administrative expense line of the Company’s consolidated statement of earnings for 2008.  The following table provides a roll-forward of the liability for accrued severance costs from January 1, 2008 through December 31, 2009 (amounts in thousands):

Balance, January 1, 2008	$—
Accrual for severance costs	2,263
Payments	(910)
Balance, December 31, 2008	$1,353
Payments	(1,353)
Balance, December 31, 2009	$—

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

(17)	Related Party Transactions

The Company’s hospital rehabilitation services division recognized operating revenues for services provided to HRSC, the Company’s 40% owned equity method investment, of approximately $0.4 million for the year ended December 31, 2007.  In March 2007, the Company canceled its existing management services contract with HRSC as part of a plan to improve HRSC’s profitability.

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $735,000, $510,000 and $457,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short.  The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

(18)	Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The following disclosures provide information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings for the period.

The Company uses a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation: Level 1 - inputs are quoted prices in active markets for the identical assets or liabilities; Level 2 - inputs other than quoted prices that are directly or indirectly observable through market-corroborated inputs; and Level 3 - inputs are unobservable, or observable but cannot be market-corroborated, requiring the Company to make assumptions about pricing by market participants.  The following tables set forth information for the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	December 31, 2009
	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

Trading securities	$3,314	$3,314	$—	$—

	December 31, 2008
	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

Trading securities	$2,810	$2,810	$—	$—
Interest rate swap	(692)	—	(692)	—
Total net financial assets (liabilities)	$2,118	$2,810	$(692)	$—

The Company used an income approach to value its liability for the interest rate swap outstanding as of December 31, 2008.  The fair value of the swap was estimated using a discounted cash flow model that takes into account observable inputs including contractual terms of the swap and current market information as of the reporting date such as prevailing interest rates.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

The Company adopted new accounting guidance effective January 1, 2009 with respect to fair value measurements of its nonfinancial assets and liabilities including property and equipment, goodwill and other intangible assets.  These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist.  No impairment related to these assets was identified in 2009.

(19)	Industry Segment Information

In the first quarter of 2009, the Company made certain changes to the structure of its internal organization.  These changes primarily consisted of making the Company’s skilled nursing rehabilitation services division responsible for oversight of the Company’s businesses that provide resident-centered management consulting services and staffing services for therapists and nurses.  Following these structural changes and the sale of Phase 2, the Company now operates in the following two business segments, which are managed separately based on fundamental differences in operations: program management services and hospitals.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and skilled nursing rehabilitation services (including contract therapy in skilled nursing facilities, resident-centered management consulting services and staffing services for therapists and nurses).  The Company’s hospitals segment owns and operates 28 long-term acute care hospitals and six inpatient rehabilitation hospitals.

Virtually all of the Company’s services are provided in the United States.  Summarized information about the Company’s operations in each industry segment is as follows (in thousands).  The following information and relevant financial information in other footnotes herein have been restated to reflect the operational oversight changes as noted above.

	Operating Revenues			Operating Earnings (Loss)
	2009	2008	2007	2009	2008	2007
Program management:
Skilled nursing rehabilitation services	$496,250	$457,229	$432,910	$37,753	$25,544	$7,249
Hospital rehabilitation services	178,168	165,658	164,102	29,487	21,997	22,893
Program management total	674,418	622,887	597,012	67,240	47,541	30,142
Hospitals	195,009	112,525	96,001	(22,512)	(13,903)	(1,972)
Unallocated corporate expenses (1)	N/A	N/A	N/A	(254)	(731)	(640)
Total	$869,427	$735,412	$693,013	$44,474	$32,907	$27,530

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

	Depreciation and Amortization			Capital Expenditures
	2009	2008	2007	2009	2008	2007
Program management:
Skilled nursing rehabilitation services	$6,283	$6,835	$8,777	$2,422	$3,824	$2,530
Hospital rehabilitation services	2,423	2,641	4,104	1,328	1,032	442
Program management total	8,706	9,476	12,881	3,750	4,856	2,972
Hospitals	7,793	5,094	3,657	9,465	13,604	6,824
Healthcare management consulting (2)	N/A	N/A	N/A	—	42	193
Total	$16,499	$14,570	$16,538	$13,215	$18,502	$9,989

	Total Assets
	as of December 31,
	2009	2008	2007
Program management:
Skilled nursing rehabilitation services	$187,744	$198,236	$201,482
Hospital rehabilitation services	127,212	115,044	105,292
Program management total	314,956	313,280	306,774
Hospitals (3)	795,024	118,267	93,659
Healthcare management consulting	—	6,859	8,127
Total	$1,109,980	$438,406	$408,560

(1)
Represents general corporate overhead expenses associated with Phase 2 Consulting, Inc., which was sold effective June 1, 2009.  All other costs and expenses associated with Phase 2 have been reported in discontinued operations.

(2)
The healthcare management consulting segment consists of Phase 2 Consulting, Inc., which was sold effective June 1, 2009.  Depreciation and amortization expense associated with Phase 2 has been reported in discontinued operations.

(3)	Hospitals segment total assets include the carrying value of the Company’s investment in HRSC.

(20)	Quarterly Financial Information (Unaudited)

The following tables present the Company’s quarterly financial data.  Consistent with Note 1, the Company reclassified certain prior year amounts to conform to the current year presentation.  In addition, certain amounts from the quarter ended March 31, 2009 have been reclassified to present the results of operations for Phase 2 as discontinued operations.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

	Quarter Ended
2009	December 31	September 30	June 30	March 31
	(in thousands, except per share data)

Operating revenues	$254,692	$208,040	$205,164	$201,531
Operating earnings (1)	6,872	10,480	12,832	14,290
Earnings from continuing operations, net of tax	295	5,706	7,430	8,397
Gain (loss) from discontinued operations, net of tax	8	(16)	(882)	51
Net earnings	303	5,690	6,548	8,448
Net earnings attributable to RehabCare	655	6,757	6,883	8,660
Net earnings per share attributable to RehabCare:
Basic	0.03	0.38	0.39	0.49
Diluted	0.03	0.37	0.38	0.48

	Quarter Ended
2008	December 31	September 30	June 30	March 31
	(in thousands, except per share data)

Operating revenues	$192,059	$181,350	$181,899	$180,104
Operating earnings	9,511	7,080	7,786	8,530
Earnings from continuing operations, net of tax	5,408	3,666	4,008	4,500
Loss from discontinued operations, net of tax	(352)	(280)	(159)	(72)
Net earnings	5,056	3,386	3,849	4,428
Net earnings attributable to RehabCare	5,703	3,998	4,496	4,508
Net earnings per share attributable to RehabCare:
Basic	0.32	0.23	0.26	0.26
Diluted	0.32	0.22	0.25	0.25

(1) Operating earnings for the quarter ended December 31, 2009 include $7.2 million of acquisition-related expenses for costs directly related to the acquisition of Triumph including fees for legal, accounting, advisory and other outside services.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2009, 2008 and 2007

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

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2009 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009.  All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control.  Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based upon this evaluation, our management has concluded that our internal control over financial reporting as of December 31, 2009 is effective.

We acquired Triumph HealthCare Holdings, Inc. (“Triumph”) on November 24, 2009 and began the process of integrating Triumph into our operations.  Management has excluded Triumph from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, as it concluded there was insufficient time between the acquisition date and the end of 2009 to properly plan, document, test and remediate, if necessary, the controls of Triumph.  Triumph’s total assets of $648.8 million and total revenues of $39.7 million have been included in our consolidated financial statements as of and for the year ended December 31, 2009.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after the Company’s fiscal year end of December 31, 2009 (the "Proxy Statement") and is incorporated herein by reference:

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

The following table sets forth the name, age and position of each of our executive officers as of December 31, 2009.  There is no family relationship between any of the following individuals.

Name	Age	Position
John H. Short, Ph.D.	65	President and Chief Executive Officer
Jay W. Shreiner	59	Executive Vice President, Chief Financial Officer
Patricia S. Williams	42	Senior Vice President, General Counsel and Secretary
Patricia M. Henry	57	Executive Vice President, Operations
Mary Pat Welc	55	Senior Vice President, Operations
Kevin J. Gross	54	Senior Vice President, Operations
James F. Martin	59	Senior Vice President, Chief Human Resources Officer
Jeff A. Zadoks	44	Senior Vice President, Chief Accounting Officer
Samuel W. Duggan II	46	Vice President, Treasurer

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

Jeff A. Zadoks has been Senior Vice President and Chief Accounting Officer since February 2010.  Mr. Zadoks has also served as Vice President and Corporate Controller since joining the Company in December 2003.  Prior to joining the Company, Mr. Zadoks was Corporate Controller of MEMC Electronic Materials, Inc.

Samuel W. Duggan II has been Vice President and Treasurer since joining the Company in January 2009.  Prior to joining the Company, Mr. Duggan was Vice President, Investor Relations and Treasurer for Kellwood Company from June 2007 to December 2008.  He also served as Kellwood’s Vice President, Treasury Services and Vice President, Shared Services from 2005 to 2007.

Section 303A.12(a) of the NYSE Listed Company Manual requires the chief executive officer (“CEO”) of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE’s corporate governance rules.  The CEO of RehabCare submitted the required certification without qualification to the NYSE on April 29, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is included in our Proxy Statement under the caption “Discussion of 2009 Executive Compensation Program” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is included in our Proxy Statement under the captions “Voting Securities and Principal Holders Thereof” and “Security Ownership by Directors and Executive Officers” and is incorporated herein by reference.

The following table provides information as of fiscal year ended December 31, 2009 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	870,829	$25.11	274,903	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	870,829	$25.11	274,903

(1)
Represents the number of shares of common stock available for future issuance under the Company’s 2006 Equity Incentive Plan.  Permissible awards under the Company’s plan include stock options, stock appreciation rights, restricted stock, stock units and other equity-based awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Earnings for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules:

None

	(3)	Exhibits:

See Exhibit Index on page 88 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2010
REHABCARE GROUP, INC.
(Registrant)

By :	/s/ John H. Short
John H. Short
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Dated

/s/ John H. Short	President, Chief Executive	March 8, 2010
John H. Short	Officer and Director
(Principal Executive Officer)

/s/ Jay W. Shreiner	Executive Vice President and	March 8, 2010
Jay W. Shreiner	Chief Financial Officer
(Principal Financial Officer)

/s/ Jeff A. Zadoks	Senior Vice President and	March 8, 2010
Jeff A. Zadoks	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Colleen Conway-Welch	Director	March 8, 2010
Colleen Conway-Welch

/s/ Christopher T. Hjelm	Director	March 8, 2010
Christopher T. Hjelm

/s/ Anthony S. Piszel	Director	March 8, 2010
Anthony S. Piszel

/s/ Suzan L. Rayner	Director	March 8, 2010
Suzan L. Rayner

/s/ Harry E. Rich	Director	March 8, 2010
Harry E. Rich

/s/ Larry Warren	Director	March 8, 2010
Larry Warren

/s/ Theodore M. Wight	Director	March 8, 2010
Theodore M. Wight

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated November 3, 2009, between the Registrant, RehabCare Group East, Inc., RehabCare Hospital Holdings, L.L.C., RehabCare Merger Sub Corporation, Triumph HealthCare Holdings, Inc. and TA Associates, Inc. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 3, 2009 and incorporated herein by reference)

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

10.19
Amended and Restated Credit Agreement, dated November 24, 2009, by and among RehabCare Group, Inc., as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, and Bank of America, N.A., as administrative agent and collateral agent, and Banc of America Securities LLC, RBC Capital Markets and BNP Paribas Securities Corp., as joint lead arrangers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 24, 2009 and incorporated herein by reference)

10.20
Pledge Agreement, dated as of November 24, 2009, by and among RehabCare Group, Inc. and subsidiaries, as pledgors, and Bank of America, N.A., as collateral agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 24, 2009 and incorporated herein by reference)

10.21
Security Agreement, dated as of November 24, 2009, by and among RehabCare Group, Inc. and subsidiaries, as grantors, and Bank of America, N.A., as collateral agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 24, 2009 and incorporated herein by reference)

10.22
Non-Continuous Aircraft Dry Lease Agreement by and between 55JS Limited, Co. and RehabCare Group, Inc. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 7, 2006 and incorporated herein by reference)

10.23
Asset Purchase Agreement dated June 8, 2005 by and among RehabCare Group East, Inc., a wholly owned subsidiary of Registrant, MeadowBrook HealthCare, Inc., MeadowBrook Specialty Hospital of Tulsa LLC, Lafayette Rehab Associate Limited Partnership, Clear Lake Rehabilitation Hospital, Inc. and South Dade Rehab Associates Limited Partnership (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 4, 2005 and incorporated herein by reference)

10.24
Purchase and Sale Agreement, dated May 3, 2006, by and among LUK-Symphony Management, LLC, Symphony Health Services, LLC and RehabCare Group, Inc. (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 8, 2006 and incorporated herein by reference)

10.25
Termination Compensation Agreement dated July 1, 2008 by and between RehabCare Group, Inc. and Kevin Gross (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated July 7, 2008 and incorporated herein by reference) *

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