Form 10-Q
period 2010-03-31
REHABCARE GROUP INC
filed 2010-05-06
CIK 812191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were 24,827,781 outstanding shares of the registrant’s common stock.

REHABCARE GROUP, INC.

PART 1. – FINANCIAL INFORMATION
Item 1. – Condensed Consolidated Financial Statements

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Earnings
(Unaudited; amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Operating revenues	$327,361	$201,531
Costs and expenses:
Operating	261,070	159,291
Selling, general and administrative	26,535	24,081
Depreciation and amortization	7,280	3,869
Total costs and expenses	294,885	187,241

Operating earnings	32,476	14,290

Interest income	18	15
Interest expense	(8,500)	(572)
Other income (expense), net	7	1
Equity in net income of affiliate	116	166

Earnings from continuing operations before income taxes	24,117	13,900
Income taxes	9,288	5,503
Earnings from continuing operations, net of tax	14,829	8,397
Earnings from discontinued operations, net of tax	—	51
Net earnings	14,829	8,448
Net loss attributable to noncontrolling interests	164	212
Net earnings attributable to RehabCare	$14,993	$8,660

Amounts attributable to RehabCare stockholders:
Earnings from continuing operations, net of tax	$14,993	$8,609
Earnings from discontinued operations, net of tax	—	51
Net earnings	$14,993	$8,660

Weighted-average common shares outstanding:
Basic	24,108	17,680
Diluted	24,655	17,899

Basic earnings per share attributable to RehabCare:
Earnings from continuing operations, net of tax	$0.62	$0.49
Earnings from discontinued operations, net of tax	—	—
Net earnings	$0.62	$0.49

Diluted earnings per share attributable to RehabCare:
Earnings from continuing operations, net of tax	$0.61	$0.48
Earnings from discontinued operations, net of tax	—	—
Net earnings	$0.61	$0.48

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	March 31,	December 31,
	2010	2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$27,351	$24,690
Accounts receivable, net of allowance for doubtful accounts of $26,087 and $24,729, respectively	215,472	199,447
Deferred tax assets	21,240	21,249
Other current assets	18,380	19,530
Total current assets	282,443	264,916
Marketable securities, trading	3,379	3,314
Property and equipment, net	112,070	111,814
Goodwill	566,078	566,078
Intangible assets, net	133,280	135,406
Investment in unconsolidated affiliate	4,754	4,761
Other	22,898	23,691
Total assets	$1,124,902	$1,109,980

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$11,747	$7,507
Accounts payable	17,645	18,293
Accrued salaries and wages	71,927	80,138
Income taxes payable	4,941	97
Accrued expenses	48,420	45,585
Total current liabilities	154,680	151,620
Long-term debt, less current portion	442,016	447,760
Deferred compensation	3,387	3,352
Deferred tax liabilities	46,602	45,605
Other	2,024	2,023
Total liabilities	648,709	650,360

Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 28,164,805 shares and 28,036,014 shares as of March 31, 2010 and December 31, 2009, respectively	282	280
Additional paid-in capital	293,043	291,771
Retained earnings	214,984	199,991
Less common stock held in treasury at cost; 4,002,898 shares as of March 31, 2010 and December 31, 2009	(54,704)	(54,704)
Total stockholders’ equity	453,605	437,338
Noncontrolling interests	22,588	22,282
Total equity	476,193	459,620
Total liabilities and equity	$1,124,902	$1,109,980

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; amounts in thousands)

	Three Months Ended
	March 31,
	2010	2009

Net earnings	$14,829	$8,448

Other comprehensive income (loss), net of tax:

Changes in the fair value of derivative designated as a cash flow hedge, net of income tax expense	—	93
Total other comprehensive income (loss), net of tax	—	93

Comprehensive income	14,829	8,541

Comprehensive loss attributable to noncontrolling interests	164	212

Comprehensive income attributable to RehabCare	$14,993	$8,753

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statement of Changes in Equity
(Unaudited; amounts in thousands)

	Amounts Attributable to RehabCare Stockholders

		Additional			Non-
	Common	paid-in	Retained	Treasury	controlling	Total
	stock	capital	earnings	stock	interests	equity

Balance, December 31, 2009	$280	$291,771	$199,991	$(54,704)	$22,282	$459,620

Net earnings (loss)	—	—	14,993	—	(164)	14,829

Stock-based compensation	—	596	—	—	—	596

Activity under stock plans	2	676	—	—	—	678

Contributions by noncontrolling interests	—	—	—	—	590	590

Distributions to noncontrolling interests	—	—	—	—	(120)	(120)

Balance, March 31, 2010	$282	$293,043	$214,984	$(54,704)	$22,588	$476,193

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; amounts in thousands)

	Three Months Ended,
	March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$14,829	$8,448
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	7,280	3,882
Provision for doubtful accounts	3,124	2,411
Equity in net income of affiliate	(116)	(166)
Stock-based compensation expense	596	1,105
Income tax benefits from share-based payments	1,362	354
Excess tax benefits from share-based payments	(636)	(20)
Gain on disposal of property and equipment	(7)	(1)
Changes in assets and liabilities:
Accounts receivable, net	(19,149)	(6,995)
Other current assets	1,150	(384)
Accounts payable	(648)	(1,158)
Accrued salaries and wages	(8,211)	(3,886)
Income taxes payable and deferred taxes	5,143	5,034
Accrued expenses	2,835	851
Other assets and other liabilities	959	(87)
Net cash provided by operating activities	8,511	9,388

Cash flows from investing activities:
Additions to property and equipment	(5,241)	(1,557)
Purchase of marketable securities	(395)	(237)
Proceeds from sale/maturities of marketable securities	423	402
Other, net	62	(76)
Net cash used in investing activities	(5,151)	(1,468)

Cash flows from financing activities:
Principal payments on long-term debt	(1,828)	—
Contributions by noncontrolling interests	590	3,051
Distributions to noncontrolling interests	(120)	—
Activity under stock plans	23	(163)
Excess tax benefits from share-based payments	636	20
Net cash provided by (used in) financing activities	(699)	2,908

Net increase in cash and cash equivalents	2,661	10,828
Cash and cash equivalents at beginning of period	24,690	27,373
Cash and cash equivalents at end of period	$27,351	$38,201

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements
Three Month Periods Ended March 31, 2010 and 2009
(Unaudited)

(1)           Basis of Presentation

The condensed consolidated financial statements contained in this Form 10-Q, which are unaudited, include the accounts of RehabCare Group, Inc. (“RehabCare” or “the Company”) and its wholly and majority owned affiliates.  The Company accounts for its investments in less than 50% owned affiliates using the equity method.  All significant intercompany accounts and activity have been eliminated in consolidation.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year.

Certain prior year amounts have been reclassified to conform to current year presentation.  Such reclassifications primarily relate to the June 2009 sale of all the outstanding common stock of Phase 2 Consulting, Inc. (“Phase 2”).  The Company reclassified its condensed consolidated statements of earnings for the three months ended March 31, 2009 to show the results of operations for Phase 2 as discontinued operations.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all entries necessary for a fair presentation have been included.  Reference is made to the Company’s audited consolidated financial statements and the related notes as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of the Company’s accounting policies.

(2)           Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s 2009 Annual Report on Form 10-K, filed on March 8, 2010.

(3)           Stock-Based Compensation

GAAP requires the recognition of compensation expense for all share-based compensation awarded to employees, net of estimated forfeitures, using a fair-value-based method.  Under GAAP, the grant-date fair value of each award is amortized to expense over the award’s vesting period.  Compensation expense associated with share-based awards is included in selling, general and administrative expense in the accompanying consolidated statements of earnings.  Total pre-tax compensation expense and its related income tax benefit were as follows (in thousands of dollars):

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended,
	March 31,
	2010	2009

Share-based compensation expense	$596	$1,105
Income tax benefit	225	427

The Company has various incentive plans that provide long-term incentive and retention awards.  These awards include stock options and restricted stock awards.  At March 31, 2010, a total of approximately 321,000 shares were available for future issuance under the plans.

Stock Options

No stock options were granted during the three months ended March 31, 2010 and 2009.   As of March 31, 2010, there were 812,475 stock options outstanding, all of which are exercisable.

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

A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2010 and changes during the three-month period ended March 31, 2010 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at December 31, 2009	629,733	$16.81
Granted	2,394	33.68
Vested	(121,525)	15.01
Forfeited	(16,050)	16.80
Nonvested at March 31, 2010	494,552	$17.34

As of March 31, 2010, there was approximately $2.7 million of unrecognized compensation cost related to nonvested restricted stock awards.  Such cost is expected to be recognized over a weighted-average period of 1.8 years.

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

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Earnings from continuing operations	$14,993	$8,609
Earnings from discontinued operations	—	51
Net earnings	$14,993	$8,660

Denominator:
Basic weighted average common shares outstanding	24,108	17,680
Effect of dilutive securities:
stock options and restricted stock awards	547	219
Diluted weighted average common shares outstanding	24,655	17,899

Basic earnings per common share:
Earnings from continuing operations	$0.62	$0.49
Earnings from discontinued operations	—	—
Net earnings	$0.62	$0.49

Diluted earnings per common share:
Earnings from continuing operations	$0.61	$0.48
Earnings from discontinued operations	—	—
Net earnings	$0.61	$0.48

For the three months ended March 31, 2010 and 2009, outstanding stock options totaling approximately 151,000 and 908,000 potential shares, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

(5)           Investment in Unconsolidated Affiliate

The Company maintains a 40% equity interest in Howard Regional Specialty Care, LLC (“HRSC”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana.  The Company uses the equity method to account for its investment in HRSC.  The Company’s initial investment in HRSC exceeded the Company’s share of the book value of HRSC’s stockholders’ equity by approximately $3.5 million.  This excess is being accounted for as equity method goodwill.  The carrying value of the Company’s investment in HRSC was approximately $4.8 million at March 31, 2010 and December 31, 2009.

(6)           Business Combination

Effective November 24, 2009, the Company acquired all of the outstanding common stock of Triumph HealthCare Holdings, Inc. (“Triumph”) for a total purchase price of approximately $538.5 million, which includes an estimated adjustment based on acquired working capital levels as defined in the stock purchase agreement.  All purchase price adjustments are expected to be finalized in the second quarter of 2010.  At the acquisition date, Triumph operated 20 long-term acute care hospitals (“LTACHs”) in seven states.  The Company owned and operated 28 LTACHs as of March 31, 2010.  In connection with this transaction, the Company recorded acquisition-related expenses of approximately $0.1 million in the three months ended March 31, 2010.  Acquisition-related expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of earnings.

Triumph’s results of operations have been included in the Company’s financial statements prospectively beginning after the date of acquisition.  The Company’s statement of earnings for the first quarter of 2010 includes operating revenues and operating earnings of approximately $112.6 million and $16.2 million, respectively, related to Triumph’s hospitals.  The following pro forma information assumes the Triumph acquisition had occurred at the beginning of the period presented.  Such results have been prepared by adjusting the historical Company results to include Triumph’s results of operations, amortization of acquired finite-lived intangibles and incremental interest related to acquisition debt.  The pro forma results do not include any cost savings that may result from the combination of the Company’s and Triumph’s operations.  The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such period nor are they necessarily indicative of future results.  Amounts are in thousands of dollars.

	Three Months Ended
	March 31, 2009
	As Reported	Pro Forma

Operating revenues	$201,531	$316,638
Net earnings from continuing operations attributable to RehabCare	$8,609	$17,468
Diluted earnings per share from continuing operations attributable to RehabCare	$0.48	$0.72

(7)           Intangible Assets

At March 31, 2010 and December 31, 2009, the Company had the following intangible asset balances (in thousands):

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	March 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing Intangible Assets:
Noncompete agreements	$4,710	$(1,960)	$4,710	$(1,566)
Customer contracts and relationships	23,096	(13,210)	23,096	(12,577)
Trade names	40,083	(3,476)	40,083	(2,792)
Medicare exemption	454	(369)	454	(340)
Market access assets	5,720	(381)	5,720	(310)
Certificates of need	9,442	(397)	9,442	(152)
Lease arrangements	1,305	(367)	1,305	(297)
Total	$84,810	$(20,160)	$84,810	$(18,034)

Non-amortizing Intangible Assets:
Trade names	$410		$410
Medicare provider numbers	68,220		68,220
	$68,630		$68,630

Certain customer contracts and lease arrangements have contractual provisions that enable renewal or extension of the asset's contractual life.  Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred.

Amortization expense incurred by continuing operations was approximately $2,126,000 and $994,000 for the three months ended March 31, 2010 and 2009, respectively.

There were no changes to the carrying amount of goodwill during the three months ended March 31, 2010.

 (8)           Dispositions and Discontinued Operations

Effective June 1, 2009, the Company completed the sale of all the outstanding common stock of Phase 2 Consulting, Inc. (“Phase 2”) to Premier, Inc. for approximately $5.5 million.  This transaction allows the Company’s management to focus on its core businesses.  Phase 2 was classified as a discontinued operation pursuant to GAAP.  The operating results for this discontinued operation are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Operating revenues	$—	$1,919
Costs and expenses	—	1,825
Operating earnings from discontinued operation	—	94
Income tax expense	—	(37)
Earnings from discontinued operation	$—	$57

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Effective August 30, 2008, the Company completed the sale of equipment, goodwill, other intangible assets and certain related assets associated with an inpatient rehabilitation hospital located in Midland, Texas (the “Midland hospital”) to HealthSouth Corporation for approximately $7.2 million less direct selling costs.  This transaction was the result of a strategic review of the Midland-Odessa market.  The Midland hospital was classified as a discontinued operation pursuant to GAAP.  The operating results for this discontinued operation are shown in the table below (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Operating revenues	$—	$—
Costs and expenses	—	10
Operating loss from discontinued operation	—	(10)
Income tax benefit	—	4
Loss from discontinued operation	$—	$(6)

(9)           Long-Term Debt

On November 24, 2009, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and Banc of America Securities LLC, RBC Capital Markets and BNP Paribas Securities Corp., as joint lead arrangers.  The Credit Agreement provides for a six-year $450 million term loan facility, a five-year revolving credit facility of $125 million and a swingline subfacility of up to $25 million. The Company used the proceeds of the term loan facility and approximately $22 million in borrowings under the revolving credit facility to pay a portion of the consideration for its acquisition of Triumph.

Borrowings under the $125 million revolving credit facility bear interest at the Company’s option at either a base rate or the London Interbank Offering Rate (“LIBOR”) for one, two, three or six month interest periods, or a nine or twelve month period if available, plus an applicable margin percentage.  The base rate is the greater of the federal funds rate plus one-half of 1%, Bank of America N.A.’s prime rate or one month LIBOR plus 1%.  There were no borrowings outstanding under the revolving credit facility at March 31, 2010.

The term loan facility requires quarterly installments of $1,125,000 with the balance payable upon the final maturity.  In addition, the Company is required to make mandatory principal prepayments equal to a portion of its consolidated excess cash flow (as defined in the Credit Agreement) when its consolidated leverage ratio reaches certain levels.  Borrowings under the term loan facility bear interest at either the base rate plus 300 basis points or LIBOR plus 400 basis points with a LIBOR floor of 200 basis points.  As of March 31, 2010, the interest rate under the term loan facility was 6% and the balance outstanding under the term loan was $448.9 million, which excludes unamortized original issue discount of $8.6 million.

The Credit Agreement is collateralized by substantially all of the Company’s assets.   The Credit Agreement contains certain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in similar credit facilities. In addition, the Company is required to maintain a maximum ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ((“EBITDA”) as defined in the Credit Agreement), a maximum ratio of senior funded debt to EBITDA and a minimum ratio of adjusted earnings before interest, taxes, depreciation, amortization, rent and operating leases ((“Adjusted EBITDAR) as defined in the Credit Agreement) to fixed charges.  As of March 31, 2010, the Company was in compliance with all debt covenants.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

As of March 31, 2010, the Company had approximately $10.4 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount the Company may borrow under its revolving credit facility.  As of March 31, 2010, after consideration of the letters of credit outstanding and the effects of restrictive covenants, the available borrowing capacity under the revolving credit facility was approximately $114.6 million.

Certain of the Company’s leases that meet the lease capitalization criteria in accordance with FASB ASC 840-30 have been recorded as an asset and liability at the lower of fair value or the net present value of the aggregate future minimum lease payments at the inception of the lease.  Interest rates used in computing the net present value of the lease payments ranged from 6.5% to 10.7% and were generally based on the lessee’s incremental borrowing rate at the inception of the lease.  The balance outstanding for capital lease obligations was approximately $9.0 million at March 31, 2010 including approximately $2.8 million that is payable within the next twelve months.  The assets and liabilities under capital leases were recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.

In December 2007, the Company entered into a two-year interest rate swap agreement that effectively fixed the interest rate on $25 million of borrowings that were outstanding at the time.  This interest rate swap agreement expired in December 2009.  The swap agreement was designated as a cash flow hedge.  Therefore, the unrealized gains and losses resulting from the change in the fair value of the swap contract were reflected in other comprehensive income.  Realized gains and losses were reclassified to interest expense in the period in which the related interest payments being hedged were made.  There were no interest rate swaps or other derivative instruments outstanding at March 31, 2010 or December 31, 2009.

(10)         Industry Segment Information

The Company operates in the following two reportable business segments, which are managed separately based on fundamental differences in operations: program management services and hospitals.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and skilled nursing rehabilitation services (including contract therapy in skilled nursing facilities, resident-centered management consulting services and staffing services for therapists and nurses).  The Company’s hospitals segment owns and operates 28 long-term acute care hospitals and six inpatient rehabilitation hospitals.  Virtually all of the Company’s services are provided in the United States.  Summarized information about the Company’s operations in each industry segment is as follows (in thousands):

	Operating Revenues		Operating Earnings
	Three Months Ended,		Three Months Ended,
	March 31,		March 31,
	2010	2009	2010	2009
Program management:
Skilled nursing rehabilitation services	$126,352	$123,148	$10,345	$10,455
Hospital rehabilitation services	43,240	43,066	6,921	6,296
Program management total	169,592	166,214	17,266	16,751
Hospitals	157,769	35,317	15,210	(2,342)
Unallocated corporate expenses (1)	N/A	N/A	—	(119)
Total	$327,361	$201,531	$32,476	$14,290

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Depreciation and Amortization		Capital Expenditures
	Three Months Ended,		Three Months Ended,
	March 31,		March 31,
	2010	2009	2010	2009
Program management:
Skilled nursing rehabilitation services	$1,307	$1,678	$976	$491
Hospital rehabilitation services	537	646	55	168
Program management total	1,844	2,324	1,031	659
Hospitals	5,436	1,545	4,210	898
Total	$7,280	$3,869	$5,241	$1,557

	Total Assets		Goodwill
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
Program management:
Skilled nursing rehabilitation services	$192,863	$187,744	$79,419	$79,419
Hospital rehabilitation services	124,085	127,212	39,715	39,715
Program management total	316,948	314,956	119,134	119,134
Hospitals (2)	807,954	795,024	446,944	446,944
Total	$1,124,902	$1,109,980	$566,078	$566,078

(1)
Represents general corporate overhead costs associated with Phase 2 Consulting, Inc., which was sold effective June 1, 2009.  All other costs and expenses associated with Phase 2 have been reported in discontinued operations.

(2)	Hospital total assets include the carrying value of the Company’s equity investment in HRSC.

(11)         Related Party Transactions

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $205,000 and $172,000 for the three months ended March 31, 2010 and 2009, respectively.  55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short.  The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

(12)         Fair Value Measurements

At March 31, 2010, the Company’s financial instruments consist of cash equivalents, accounts receivable, marketable securities, accounts payable and long-term debt.  The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short-term nature.  The carrying values of long-term debt were $453.8 million and $455.3 million at March 31, 2010 and December 31, 2009, respectively.  The fair values of long-term debt were $462.4 million and $464.2 million at March 31, 2010 and December 31, 2009, respectively, and are based on the interest rates offered for borrowings with comparable maturities.  The Company’s marketable securities (which had carrying values of $3.4 million and $3.3 million at March 31, 2010 and December 31, 2009, respectively) are recorded at fair value.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company uses a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation: Level 1 - inputs are quoted prices in active markets for the identical assets or liabilities; Level 2 - inputs other than quoted prices that are directly or indirectly observable through market-corroborated inputs; and Level 3 - inputs are unobservable, or observable but cannot be market-corroborated, requiring the Company to make assumptions about pricing by market participants.  The following table sets forth information for the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	March 31, 2010
	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

Trading securities	$3,379	$3,379	$—	$—

	December 31, 2009
	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

Trading securities	$3,314	$3,314	$—	$—

The Company’s nonfinancial assets and liabilities (including property and equipment, goodwill and other intangible assets) are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist.  No impairment related to these assets was identified in the three months ended March 31, 2010.

(13)         Employee Severance Costs

In the fourth quarter of 2009, the Company eliminated 13 corporate positions in an effort to reduce corporate overhead and eliminate redundancies created by the acquisition of Triumph.  The following table provides a roll-forward of the liability for accrued severance costs from January 1, 2010 through March 31, 2010 (amounts in thousands):

Employee
Severance
Costs
Balance, January 1, 2010	$757
Payments	(323)
Balance, March 31, 2010	$434

(14)         Recently Issued Pronouncements

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

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which amends the related subsections of the Codification to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  In addition, the new standard amends the pre-existing guidance for determining whether an entity is a variable interest entity and for identifying the primary beneficiary of a variable interest entity.  The Company adopted ASU 2009-17 effective January 1, 2010.  The Company’s adoption of ASU 2009-17 did not have a material impact on the Company’s financial position or results of operations.

(15)         Subsequent Events

Pursuant to a rights agreement, dated as of August 28, 2002, by and between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agent”), the Company distributed one preferred share purchase right for each outstanding share of the Company’s common stock.  On April 1, 2010, the Company and the Rights Agent entered into an amendment to the rights agreement.  Pursuant to the amendment, the final expiration date of the rights was changed from October 1, 2012 to April 1, 2010.  As a result of the amendment, as of April 1, 2010, the rights are no longer outstanding and are not exercisable.

Eight of Triumph’s LTACHs in Houston are jointly owned under three limited partnerships and the noncontrolling interests in these partnerships ranged from approximately 13% to 15% as of March 31, 2010.  The noncontrolling interests in each partnership are owned by individual physicians located in the Houston area, and certain of these physicians expressed interest in selling all or part of their limited partnership interests to the Company following the Company’s acquisition of Triumph.  In April 2010, the Company offered each of the physicians an opportunity to retain all, sell 50% or sell 100% of their limited partnership interests for a fixed purchase price in cash, and this offer remains open, for the time being, at the Company’s sole discretion.  As of April 30, 2010, the Company has entered into agreements with 65 physicians to purchase all or 50% of their limited partnership interests for combined cash consideration totaling approximately $5.2 million.  In accordance with GAAP, these payments will be accounted for as equity transactions.  Based on the agreements reached as of April 30, 2010, the noncontrolling interests in these three limited partnerships now ranges from approximately 9% to 12%.

REHABCARE GROUP, INC.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results.  These risks and uncertainties may include but are not limited to the following items, many of which are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009:

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

Many of these risks and uncertainties are beyond our control.  We undertake no duty to update these forward-looking statements, even though our situation may change in the future.

REHABCARE GROUP, INC.

Results of Operations

We operate in the following two business segments, which are managed separately based on fundamental differences in operations: program management services and hospitals.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and skilled nursing rehabilitation services (including contract therapy in skilled nursing facilities, resident-centered management consulting services and staffing services for therapists and nurses).  Our hospitals segment owns and operates 28 long-term acute care hospitals (“LTACHs”) and six inpatient rehabilitation hospitals.

Effective November 24, 2009, we acquired all of the outstanding common stock of Triumph HealthCare Holdings, Inc. (“Triumph”) for a purchase price of approximately $538.5 million.  On the acquisition date, Triumph operated 20 LTACHs in seven states.  At March 31, 2010, we owned and operated 28 LTACHs, making us the third largest LTACH provider in the United States.  Triumph’s results of operations have been included in the Company’s financial statements prospectively beginning after the date of acquisition.

Effective June 1, 2009, the Company completed the sale of all the outstanding common stock of Phase 2 Consulting, Inc. (“Phase 2”) to Premier, Inc. for approximately $5.5 million.  Phase 2 provides management and economic consulting services to the healthcare industry and had been a subsidiary of the Company since it was acquired in 2004.  This transaction allows the Company’s management to focus on its core businesses.  Phase 2 was classified as a discontinued operation pursuant to U.S. generally accepted accounting principles (“GAAP”).  Prior year comparative amounts throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the treatment of Phase 2 as a discontinued operation.

REHABCARE GROUP, INC.

Selected Operating Statistics:

	Three Months Ended March 31,
	2010	2009
Program Management:
Skilled Nursing Rehabilitation Services:
Total operating revenues (in thousands)	$126,352	$123,148
Contract therapy revenues (in thousands)	$119,691	$116,132
Average number of contract therapy locations	1,131	1,074
Average revenue per contract therapy location	$105,820	$108,108

Hospital Rehabilitation Services:
Operating revenues (in thousands)
Inpatient	$31,110	$31,743
Outpatient	12,130	11,323
Total	$43,240	$43,066

Average number of programs (rounded to the nearest whole number)
Inpatient	114	122
Outpatient	31	36
Total	145	158

Average revenue per program
Inpatient	$271,996	$260,192
Outpatient	$397,717	$316,286

Hospitals:
Operating revenues (in thousands)	$157,769	$35,317
Number of facilities at end of period	34	11

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Operating Revenues

Consolidated operating revenues during the first quarter of 2010 increased by approximately $125.8 million, or 62.4%, to $327.4 million compared to $201.5 million in the first quarter of 2009.  The revenue increase reflects the continued growth of our skilled nursing rehabilitation services and hospital businesses.  The first quarter 2010 growth in our hospital business is primarily due to the acquisition of Triumph on November 24, 2009.  Revenues for hospital rehabilitation services remained flat in the first quarter of 2010.

Skilled nursing rehabilitation services (“SRS”) operating revenues increased $3.2 million or 2.6% in the first quarter of 2010 compared to the first quarter of 2009.  The average number of contract therapy locations operated during the first quarter of 2010 grew 5.3% compared to the first quarter of 2009.  Same store contract therapy revenues and minutes of service both decreased by 0.6% in the first quarter of 2010 as Medicare Part B revenues and minutes were negatively impacted by the elimination of the Part B therapy cap exception process during the months of January and February 2010.  Same store contract therapy revenues grew by 11.5% in the first quarter of 2009 as compared to the first quarter of 2008.  The skilled nursing facility final rule for rate year 2010 Medicare reimbursement, which was effective beginning October 1, 2009, resulted in a net 1.1% decrease for our SRS clients and in turn created pricing pressure for us and contributed to the reduction in our same store revenue growth rate.

REHABCARE GROUP, INC.

Hospital rehabilitation services (“HRS”) operating revenues increased 0.4% in the first quarter of 2010 compared to the first quarter of 2009 as inpatient revenue declined by 2.0% and outpatient revenue increased by 7.1%.  The decline in inpatient revenue in the first quarter of 2010 was primarily due to a 6.2% decline in the average number of inpatient programs operated, partially offset by a 4.5% increase in average revenue per program.  The increase in average revenue per program reflects both an improvement in contract mix, as a number of underperforming units were closed in 2009, and same store inpatient rehabilitation facility (“IRF”) revenue and discharge growth of 4.1% and 1.6%, respectively, compared to the first quarter of 2009.  HRS operated 103 IRF programs as of March 31, 2010 compared to 113 as of March 31, 2009.  The increase in outpatient revenue in the first quarter of 2010 reflects a 25.7% increase in average revenue per program due to an 11.3% increase in outpatient same store revenues, an 8.0% increase in same store outpatient units of service and an improvement in contract mix.  The average number of outpatient units operated declined by 14.8% in the first quarter of 2010 compared to the first quarter of 2009.

Hospital segment revenues were $157.8 million in the first quarter of 2010 compared to $35.3 million in the first quarter of 2009.  Triumph contributed incremental revenues of $112.6 million in the first quarter of 2010.  The increase in revenues in 2010 also reflects the June 2009 acquisition of an LTACH in Dallas, Texas and the August 2009 opening of an LTACH in Peoria, Illinois, which began its LTACH demonstration period on November 1, 2009.  Same store revenues increased by $4.6 million or 13.0% in the first quarter of 2010 as compared to the first quarter of 2009.  The same store revenue growth reflects a 6.4% increase in same store patient discharges and an improvement in case management.

Costs and Expenses
	Three Months Ended March 31,
	2010		2009
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$261,070	79.8%	$159,291	79.0%
Selling, general and administrative	26,535	8.1	24,081	12.0
Depreciation and amortization	7,280	2.2	3,869	1.9
Total costs and expenses	$294,855	90.1%	$187,241	92.9%

Operating expenses increased as a percentage of revenues as increases in SRS revenue per minute and HRS revenue per discharge could not keep pace with increases in labor and benefit costs.  These impacts were largely offset by improvements in our hospitals segment.  The decrease in selling, general and administrative expenses as a percentage of revenues reflects the increase in consolidated revenues, resulting in improved fixed overhead leverage, combined with the cost savings achieved by corporate and division realignment activities completed in 2009.

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts increased by approximately $0.7 million from $2.4 million in the first quarter of 2009 to $3.1 million in the first quarter of 2010.  Triumph, which was acquired in November 2009, recorded a $1.7 million provision in the first quarter of 2010.  Our skilled nursing rehabilitation services and legacy hospital businesses recorded smaller provisions for doubtful accounts in the first quarter of 2010 as compared to the first quarter of 2009.

REHABCARE GROUP, INC.

	Three Months Ended March 31,
	2010		2009
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Skilled Nursing Rehabilitation Services:
Operating expenses	$103,333	81.8%	$98,998	80.4%
Selling, general and administrative	11,367	9.0	12,017	9.8
Depreciation and amortization	1,307	1.0	1,678	1.3
Total costs and expenses	$116,007	91.8%	$112,693	91.5%
Hospital Rehabilitation Services:
Operating expenses	$31,155	72.1%	$30,634	71.1%
Selling, general and administrative	4,627	10.7	5,490	12.8
Depreciation and amortization	537	1.2	646	1.5
Total costs and expenses	$36,319	84.0%	$36,770	85.4%
Hospitals:
Operating expenses	$126,582	80.2%	$29,659	84.0%
Selling, general and administrative	10,541	6.7	6,455	18.3
Depreciation and amortization	5,436	3.5	1,545	4.3
Total costs and expenses	$142,559	90.4%	$37,659	106.6%

Total SRS costs and expenses increased slightly as a percentage of unit revenue in the first quarter of 2010 compared to the first quarter of 2009 primarily due to an increase in operating expenses.  Operating expenses increased as a percentage of unit revenue primarily due to the decrease in contract therapy same store revenues combined with an increase in employee labor and benefit costs.  Labor and benefit costs per minute of service increased by 2.4% in the first quarter of 2010 compared to the year ago quarter.  Selling, general and administrative expenses declined in the first quarter of 2010 primarily as a result of lower stock-based compensation expenses and management incentive costs.  Depreciation and amortization expense decreased as certain fixed assets became fully amortized in 2009.  SRS’s operating earnings declined slightly from $10.5 million in the first quarter of 2009 to $10.3 million in the first quarter of 2010.

Total HRS costs and expenses declined as a percentage of unit revenue in the first quarter of 2010 compared to the first quarter of 2009 primarily due to a decrease in selling, general and administrative expenses.  Operating expenses increased as a percentage of unit revenue in the current quarter reflecting an increase in labor and benefit costs and higher professional liability insurance expense due to a $0.4 million professional liability premium refund received in the first quarter of 2009.  Selling, general and administrative expenses decreased primarily as a result of corporate and division realignment activities that were completed in 2009 and a reduction in stock compensation and management incentives.  Depreciation and amortization expense decreased primarily as certain fixed assets became fully amortized in 2009.  HRS’s operating earnings increased by $0.6 million from $6.3 million in the first quarter of 2009 to $6.9 million in the first quarter of 2010.

Total hospital segment costs and expenses as a percentage of unit revenue decreased from the first quarter of 2009 to the first quarter of 2010 reflecting the revenues and synergies generated by the acquisition of Triumph.  Operating expenses decreased as a percentage of unit revenue in the first quarter of 2010 reflecting the incremental profit contributed by the Triumph hospitals and an improvement in the operating performance of our legacy hospitals.  Combined start-up and ramp-up losses increased from $1.1 million in the first quarter of 2009 to $1.3 million in the first quarter of 2010.  The 2009 losses primarily related to the ramp-up of our LTACH in Kansas City, Missouri and our IRF in St. Louis, Missouri while the 2010 losses primarily relate to the start-up of our LTACH in Peoria, Illinois, which accepted its first patient in August 2009.  Our Kansas City, Missouri hospital became certified as an LTACH in January 2009.  Selling, general and administrative expenses decreased as a percentage of revenue from the prior year quarter reflecting the synergies and improved overhead leverage achieved from the acquisition and integration of the Triumph hospitals.  Depreciation and amortization expense increased from the first quarter of 2009 to the first quarter of 2010 primarily due to depreciation and amortization associated with Triumph but declined as a percentage of revenue.  The hospital segment generated operating earnings of $15.2 million in the first quarter of 2010 compared to an operating loss of $2.3 million in the first quarter of 2009.  The Triumph hospitals contributed incremental operating earnings of $16.2 million or 14.4% of Triumph’s revenue in the first quarter of 2010.

REHABCARE GROUP, INC.

Non-Operating Items

Interest expense increased to $8.5 million in the first quarter of 2010 from $0.6 million in the first quarter of 2009 primarily due to the increase in borrowings which occurred in connection with funding the November 24, 2009 acquisition of Triumph.  The balances outstanding on all forms of indebtedness were $462.3 million, $464.2 million and $57.0 million at March 31, 2010, December 31, 2009, and March 31, 2009, respectively.  These balances exclude unamortized original issue discounts.  Interest expense includes interest incurred on all borrowings, amortization of deferred loan origination fees, amortization of original issue discounts, commitment fees paid on the unused portion of our line of credit and fees paid on outstanding letters of credit.

Earnings from continuing operations before income taxes were $24.1 million in the first quarter of 2010 compared to $13.9 million in the first quarter of 2009.  The provision for income taxes was $9.3 million in the first quarter of 2010 compared to $5.5 million in the first quarter of 2009, reflecting effective income tax rates of 38.5% and 39.6%, respectively.  The decrease in the effective tax rate reflects a lower overall weighted average statutory state tax rate resulting from the Triumph acquisition and a smaller unfavorable effective tax rate impact of permanent tax differences due to increased taxable income.

The Company realized earnings from discontinued operations, net of tax, of $0.1 million during the three months ended March 31, 2009.  These earnings primarily relate to the operations of Phase 2, which was sold in the second quarter of 2009.  See Note 8 to the condensed consolidated financial statements for additional information.

Net losses attributable to noncontrolling interests in consolidated subsidiaries were $0.2 million in both the first quarter of 2010 and the first quarter of 2009.  The 2010 net loss primarily relates to the recognition of the noncontrolling interest’s share of the loss incurred by our hospital in Peoria.

Net earnings attributable to RehabCare were $15.0 million in the first quarter of 2010 compared to $8.7 million in the first quarter of 2009.  Diluted earnings per share attributable to RehabCare were $0.61 in the first quarter of 2010 and $0.48 in the first quarter of 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had $27.4 million in cash and cash equivalents, and a current ratio (the amount of current assets divided by current liabilities) of approximately 1.8 to 1.  Net working capital increased by $14.5 million to $127.8 million at March 31, 2010 as compared to $113.3 million at December 31, 2009.  Net accounts receivable were $215.5 million at March 31, 2010 compared to $199.4 million at December 31, 2009.  Including Triumph, the number of days sales outstanding (“DSO”) in net receivables was 61.8 and 60.2 at March 31, 2010 and December 31, 2009, respectively.  The increases in net accounts receivable and DSO occurred primarily in our hospital division, and we believe this resulted in part from a temporary shift in focus from collection activities to activities associated with the integration of Triumph’s back office functions.

REHABCARE GROUP, INC.

We generated cash from operations of $8.5 million and $9.4 million in the three months ended March 31, 2010 and 2009, respectively.  Capital expenditures were $5.2 million and $1.6 million in the three months ended March 31, 2010 and 2009, respectively.  Our first quarter 2010 capital expenditures primarily related to leasehold improvements and equipment purchases for new hospitals, investments in information technology systems, equipment additions and replacements and various other capital improvements.  The Company expects total capital expenditures for the remainder of 2010 to approximate $27 million.  Actual amounts spent will be dependent upon the timing of individual projects.  Over the next few years, we plan to continue to invest in information technology systems and the development and renovation of hospitals.

The Company has historically financed its operations with funds generated from operating activities and borrowings under credit facilities and long-term debt instruments.  We believe our cash on hand, cash generated from operations and availability under our revolving credit facility will be sufficient to meet our future working capital, capital expenditures, internal and external business expansion, and debt service requirements.

On November 24, 2009, we entered into a Credit Agreement (as defined in Note 9 to our accompanying consolidated financial statements).  The Credit Agreement provides for a five-year revolving credit facility of $125 million and a swingline subfacility of up to $25 million.  At March 31, 2010, there were no borrowings outstanding under the revolving credit facility.  As of March 31, 2010, we had $10.4 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount we may borrow under the revolving credit facility.  As of March 31, 2010, after consideration of the letters of credit outstanding and the effects of restrictive covenants, the available borrowing capacity under the revolving credit facility was approximately $114.6 million.

The Credit Agreement also provided for a six-year $450 million term loan facility.  At March 31, 2010, the balance outstanding under the term loan was $448.9 million.  The term loan facility requires quarterly installments of $1,125,000 with the balance payable upon the final maturity.  In addition, we are required to make mandatory principal prepayments equal to a portion of our consolidated excess cash flow (as defined in the Credit Agreement) when our consolidated leverage ratio reaches certain levels.

The Credit Agreement contains certain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in similar credit facilities.  In addition, we are required to maintain on a consolidated basis a maximum ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined in the Credit Agreement), a maximum ratio of senior funded debt to EBITDA and a minimum ratio of adjusted earnings before interest, taxes, depreciation, amortization, rent and operating lease expense (“Adjusted EBITDAR” as defined in the Credit Agreement) to fixed charges.  As of March 31, 2010, we were in compliance with all debt covenants.  If we anticipate a potential covenant violation, we would seek relief from our lenders; however, such relief might not be granted or might be granted on terms less favorable than those in our existing Credit Agreement.

Regulatory and Legislative Update

On March 23, 2010, the President signed the Patient Protection and Affordable Care Act (“PPACA”), commonly referred to as healthcare reform. While the bill includes numerous payment, access and participation requirements extending over the next 10 years, we are directly affected by the following Medicare provisions over the first phase of implementation:

REHABCARE GROUP, INC.

1)	Extension of the Medicare Part B therapy cap exceptions process.
2)	Extension of the LTACH provisions found in MMSEA (defined below).
3)	Limitation on new physician owned hospitals and expansions.
4)	Incremental rate reductions for IRFs & LTACHs.
5)	Productivity adjustments for IRFs, LTACHs & skilled nursing facilities (“SNFs”).
6)	Pilot project on post-acute bundling & acute care re-admissions.

As of January 1, 2006, certain limits or caps on the amount of reimbursement for therapy services provided to Medicare Part B patients came into effect.  The annual therapy caps are currently $1,860 for occupational therapy and a combined cap of $1,860 for physical and speech therapy.  Prior to January 1, 2010, most of our Medicare Part B patients qualified for an automatic exception to these caps due to their clinical complexities.  However, the therapy cap exception process expired on January 1, 2010.  On March 2, 2010, the President signed HR 4961, a short term extension for a number of expiring provisions.  Contained in this bill was a retro-active extension of the Medicare Part B therapy cap exception process from January 1, 2010 through March 31, 2010.  As part of PPACA, the therapy cap exception process was further extended through December 31, 2010.

The 2007 Medicare, Medicaid and SCHIP Extension Act (“MMSEA”) established a three-year moratorium, which was scheduled to end on December 31, 2010, on the establishment or classification of any new LTACH facilities, any satellite facilities and increases in bed capacity at existing LTACHs.  MMSEA also provided regulatory relief for a three year period to LTACHs to ensure continued access to current long-term acute care hospital services.  Specifically, until after cost reporting periods beginning on or after July 1, 2010, MMSEA prevented the Center for Medicare and Medicaid Services (“CMS”) from implementing a new payment provision for short stay outlier cases, provided that the so-called 25% Rule will not be applied to freestanding LTACHs and grandfathered LTACHs such as the one we operate in New Orleans and provided that the phase-in of the 25% Rule for admissions from hospitals co-located with an LTACH or LTACH satellite would be frozen at the 50% level.  The 25% Rule limits LTACH prospective payment system paid admissions from a single referral source to 25%.  Admissions beyond the 25% threshold would be paid using lower inpatient prospective payment system (“PPS”) rates.  As part of PPACA, the MMSEA provisions noted herein were further extended through the corresponding dates in 2012.

Under PPACA, new laws governing physician-owned hospitals, otherwise known as the “whole hospital” exception, went into effect upon enactment of the bill on March 23, 2010.  The whole hospital exception requires that physicians have ownership in the entire hospital and not just a department or distinct area. This exception will end effective December 31, 2010.  Furthermore, the bill freezes existing ownership percentages at their current levels at the time of the bill’s enactment.  Lastly, the new law restricts any expansion on beds, procedural rooms or operating rooms also at the time of the bill’s enactment. The Secretary of Health and Human Services (the “Secretary”) will develop new rules by February 2012 that would permit exceptions for this freeze.  We have LTACHs in Houston and Dallas which are minority owned by physicians.  These hospitals were all established prior to the enactment of PPACA and therefore will continue to qualify for the whole hospital exception.  Effective March of 2013, these and other existing physician owned hospitals will be subject to new disclosure and transparency requirements in order to maintain their status.  We are still evaluating the impact that these requirements will have on our hospital segment.

REHABCARE GROUP, INC.

PPACA contains the following statutory annual rate reductions incremental to annual rule making (note that the 2010 payment year reductions are effective beginning April 1, 2010 while all other reductions are effective at the start of each respective payment year):

	2010	2011	2012-2013	2014	2015-2016	2017-2019
IRF	0.25	0.25	0.10	0.30	0.20	0.75
LTACH	0.25	0.50	0.10	0.30	0.20	0.75
SNF	-	-	-	-	-	-

 In addition, all sectors above will incur annual productivity adjustments.  These calculations use a 10-year moving average statistic and as such are not expected to vary much from year to year.  Post-acute providers have not been subject to these adjustments in the past.

Beginning by January 1, 2013, the Secretary will commission a pilot study on bundling. Bundling is the concept of making one, episodic payment for a patient to a provider for their care.  It is not unlike the current MS-DRG system currently in place since 1983 for acute care hospitals.  The bundling pilot study will include the areas of post-acute care, namely IRF, LTACH, SNF and home health as well as physician services, inpatient acute care and outpatient services and will establish an episode of care spanning 30 days. Goals of the pilot are to demonstrate the ability to reduce costs while preserving or improving quality of care.  Should these goals be met, the Secretary can extend the pilot to January 1, 2016.

Beginning on October 1, 2012 as part of PPACA, acute care hospitals will receive lower payments for preventable re-admissions to their hospitals. While there is no financial penalty for post-acute hospitals, such acute care re-admissions from one of our hospitals could have an adverse effect on our future referrals and admissions.

On July 31, 2009, CMS issued its final payment rule for skilled nursing facilities for federal fiscal year 2010 that includes provisions that would take effect in federal fiscal year 2011.  The final rule included a net payment rate reduction of 1.1% for skilled nursing facilities beginning on October 1, 2009 and two provisions that begin on October 1, 2010: a move from the current payment system of resource utilization groups (“RUGs III”) to RUGs IV and changes to the reimbursement rules for concurrent therapy.  As a result of PPACA, the conversion to RUGs IV was delayed to October 1, 2011.  Concurrent therapy occurs when two or more patients are treated at the same time with different regimens.  In the past, CMS considered the total time of the concurrent session to be assigned to each patient.  The final rule requires the total time to be allocated amongst each patient beginning October 1, 2010.

To participate in Medicare, inpatient rehabilitation facilities (such as those operated by our hospital division and managed in our HRS division) must satisfy what is now known as the 60% Rule.  The rule requires that 60% of patients fall within thirteen specific diagnostic categories. We continue to monitor the regulatory environment for any new rules that could affect this statute.

In late April 2010, CMS issued a proposed payment rule for LTACHs for federal fiscal year 2011.  We are currently evaluating the impact of this proposed rule.

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

REHABCARE GROUP, INC.

The Medicare Modernization Act of 2003 directed CMS to create a program using independent recovery audit contractors (“RACs”) to collect improper Medicare overpayments.  The RAC program, which began with a demonstration pilot in three states and has now been expanded to all 50 states, has been very controversial because the RACs are paid a percentage of claims that are ultimately disallowed.  We will continue to challenge and appeal any claims that we believe have been inappropriately denied.

Medicare reimbursement for outpatient rehabilitation services is based on the lesser of the provider’s actual charge for such services or the applicable Medicare physician fee schedule amount established by CMS. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a skilled nursing facility, an assisted living facility, a physician’s office, or the office of a therapist in private practice.  The physician fee schedule is subject to change from year to year.  In December 2009, Congress passed a short extension of the current fee schedule which expired on March 1, 2010.  On March 2, 2010, the President signed HR 4961, a short term extension for a number of expiring provisions.  Contained in this bill was an extension of the current physician fee schedule through March 31, 2010.  On April 14, 2010, the President signed an emergency extension act that among other things extended the current physician fee schedule through May 31, 2010.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our significant accounting policies, including the use of estimates, were presented in the notes to consolidated financial statements included in our 2009 Annual Report on Form 10-K, filed on March 8, 2010.

Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties.  Our most critical accounting policies pertain to business combinations, allowance for doubtful accounts, contractual allowances, goodwill and other intangible assets and health, workers compensation and professional liability insurance accruals.  Each of these critical accounting policies was discussed in our 2009 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of “Item 7.  – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There were no significant changes in the application of critical accounting policies during the first three months of 2010.

Item 3. – Quantitative and Qualitative Disclosures About Market Risks

The Company’s primary market risk exposure consists of changes in interest rates on certain borrowings that bear interest at floating rates.  Interest rate changes on variable rate debt impact our interest expense and cash flows, but do not impact the fair value of the underlying debt instruments. Borrowings under our revolving credit facility bear interest at our option at either a base rate or the London Interbank Offering Rate (“LIBOR”) for one, two, three or six month interest periods, or a nine or twelve month period if available, plus an applicable margin percentage.  The base rate is the greater of the federal funds rate plus one-half of 1%, Bank of America N.A.’s prime rate or one month LIBOR plus 1%.  The applicable margin percentage is based upon our consolidated total leverage ratio.  Borrowings under our term loan facility bear interest at our option at either the base rate plus 300 basis points or LIBOR plus 400 basis points with a LIBOR floor of 200 basis points.  Adverse changes in short-term interest rates could affect our overall borrowing rate when the contracts are renewed.  As of March 31, 2010, there were no borrowings outstanding under the revolving credit facility and the balance outstanding against the term loan facility was $448.9 million.  At March 31, 2010, the term loan facility was subject to a one-month LIBOR contract and the one-month LIBOR rate was 0.25% resulting in an all-in interest rate of 6.0% due to the 2.0% LIBOR floor and the 400 basis point margin.  Based on the $448.9 million of term loan debt outstanding at March 31, 2010, a 100 basis point increase in the one-month LIBOR rate would result in no additional interest expense (as a result of the LIBOR floor).  A 200 basis point increase in the LIBOR rate would result in additional interest expense of approximately $1.1 million on an annualized basis.

REHABCARE GROUP, INC.

Item 4. – Controls and Procedures

As of March 31, 2010, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and  15d-14(c) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. – Risk Factors

For information regarding risk factors, please refer to the Company’s 2009 Annual Report on Form 10-K.  There were no material changes in the Company’s risk factors in the first three months of 2010.

Item 6. - Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REHABCARE GROUP, INC.

May 6, 2010

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