Form 10-Q
period 2010-06-30
REHABCARE GROUP INC
filed 2010-08-05
CIK 812191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, there were 24,930,730 outstanding shares of the registrant’s common stock.

REHABCARE GROUP, INC.

PART 1. – FINANCIAL INFORMATION
Item 1. – Condensed Consolidated Financial Statements

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Earnings
(Unaudited; amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating revenues	$334,033	$205,164	$661,394	$406,695
Costs and expenses:
Operating	267,299	163,562	528,369	322,853
Selling, general and administrative	27,814	24,987	54,349	49,068
Depreciation and amortization	7,642	3,783	14,922	7,652
Total costs and expenses	302,755	192,332	597,640	379,573

Operating earnings	31,278	12,832	63,754	27,122

Interest income	28	4	46	19
Interest expense	(8,551)	(549)	(17,051)	(1,121)
Other income (expense), net	(5)	—	2	1
Equity in net income of affiliate	211	108	327	274

Earnings from continuing operations before income taxes	22,961	12,395	47,078	26,295
Income taxes	7,744	4,965	17,032	10,468
Earnings from continuing operations, net of tax	15,217	7,430	30,046	15,827
Loss from discontinued operations, net of tax	—	(882)	—	(831)
Net earnings	15,217	6,548	30,046	14,996
Net (earnings) loss attributable to noncontrolling interests	(512)	335	(348)	547
Net earnings attributable to RehabCare	$14,705	$6,883	$29,698	$15,543

Amounts attributable to RehabCare stockholders:
Earnings from continuing operations, net of tax	$14,705	$7,765	$29,698	$16,374
Loss from discontinued operations, net of tax	—	(882)	—	(831)
Net earnings	$14,705	$6,883	$29,698	$15,543

Weighted-average common shares outstanding:
Basic	24,230	17,739	24,170	17,709
Diluted	24,766	18,097	24,696	17,955

Basic earnings per share attributable to RehabCare:
Earnings from continuing operations, net of tax	$0.61	$0.44	$1.23	$0.92
Loss from discontinued operations, net of tax	—	(0.05)	—	(0.04)
Net earnings	$0.61	$0.39	$1.23	$0.88

Diluted earnings per share attributable to RehabCare:
Earnings from continuing operations, net of tax	$0.59	$0.43	$1.20	$0.91
Loss from discontinued operations, net of tax	—	(0.05)	—	(0.04)
Net earnings	$0.59	$0.38	$1.20	$0.87

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30,	December 31,
	2010	2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$18,041	$24,690
Accounts receivable, net of allowance for doubtful accounts of $25,711 and $24,729, respectively	218,084	199,447
Income taxes receivable	3,585	—
Deferred tax assets	20,092	21,249
Other current assets	22,007	19,530
Total current assets	281,809	264,916
Marketable securities, trading	3,339	3,314
Property and equipment, net	117,155	111,814
Goodwill	566,078	566,078
Intangible assets, net	131,151	135,406
Investment in unconsolidated affiliate	4,829	4,761
Other	22,426	23,691
Total assets	$1,126,787	$1,109,980

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$13,565	$7,507
Accounts payable	11,560	14,615
Accrued salaries and wages	72,985	80,138
Income taxes payable	—	97
Accrued expenses	58,281	49,263
Total current liabilities	156,391	151,620
Long-term debt, less current portion	430,479	447,760
Deferred compensation	3,341	3,352
Deferred tax liabilities	47,916	45,605
Other	1,569	2,023
Total liabilities	639,696	650,360

Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 28,283,721 shares and 28,036,014 shares as of June 30, 2010 and December 31, 2009, respectively	283	280
Additional paid-in capital	292,727	291,771
Retained earnings	229,689	199,991
Less common stock held in treasury at cost; 4,002,898 shares as of June 30, 2010 and December 31, 2009	(54,704)	(54,704)
Total stockholders’ equity	467,995	437,338
Noncontrolling interests	19,096	22,282
Total equity	487,091	459,620
Total liabilities and equity	$1,126,787	$1,109,980

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net earnings	$15,217	$6,548	$30,046	$14,996

Other comprehensive income, net of tax:

Changes in the fair value of derivative designated as a cash flow hedge, net of income tax expense	—	71	—	164
Total other comprehensive income, net of tax	—	71	—	164

Comprehensive income	15,217	6,619	30,046	15,160

Comprehensive (income) loss attributable to noncontrolling interests	(512)	335	(348)	547

Comprehensive income attributable to RehabCare	$14,705	$6,954	$29,698	$15,707

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statement of Changes in Equity
(Unaudited; amounts in thousands)

	Amounts Attributable to RehabCare Stockholders

		Additional			Non-
	Common	paid-in	Retained	Treasury	controlling	Total
	stock	capital	earnings	stock	interests	equity

Balance, December 31, 2009	$280	$291,771	$199,991	$(54,704)	$22,282	$459,620

Net earnings	—	—	29,698	—	348	30,046

Stock-based compensation	—	2,304	—	—	—	2,304

Activity under stock plans	3	3,678	—	—	—	3,681

Contributions by noncontrolling interests	—	—	—	—	1,374	1,374

Distributions to noncontrolling interests	—	—	—	—	(1,314)	(1,314)

Purchase of noncontrolling interests in subsidiaries	—	(5,026)	—	—	(3,594)	(8,620)

Balance, June 30, 2010	$283	$292,727	$229,689	$(54,704)	$19,096	$487,091

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; amounts in thousands)
	Six Months Ended,
	June 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$30,046	$14,996
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	14,922	7,675
Provision for doubtful accounts	5,237	4,018
Equity in net income of affiliate	(327)	(274)
Stock-based compensation expense	2,304	2,245
Income tax benefits from share-based payments	1,763	637
Excess tax benefits from share-based payments	(961)	(261)
Loss on disposal of discontinued operation	—	1,188
Gain on disposal of property and equipment	(2)	(1)
Changes in assets and liabilities:
Accounts receivable, net	(23,874)	(4,403)
Other current assets	(2,477)	(985)
Accounts payable	(3,055)	1,027
Accrued salaries and wages	(7,153)	1,276
Income taxes payable and deferred taxes	(1,468)	(812)
Accrued expenses	9,018	745
Other assets and other liabilities	1,820	6
Net cash provided by operating activities	25,793	27,077

Cash flows from investing activities:
Additions to property and equipment	(15,658)	(5,881)
Purchase of marketable securities	(520)	(313)
Proceeds from sale/maturities of marketable securities	423	456
Disposition of business	—	5,007
Purchase of businesses, net of cash acquired	—	(6,143)
Other, net	65	8
Net cash used in investing activities	(15,690)	(6,866)

Cash flows from financing activities:
Net change in revolving credit facility	1,800	(27,500)
Principal payments on long-term debt	(13,671)	—
Contributions by noncontrolling interests	1,374	3,051
Distributions to noncontrolling interests	(1,314)	(223)
Purchase of noncontrolling interests in subsidiaries	(8,620)	—
Activity under stock plans	2,718	412
Excess tax benefits from share-based payments	961	261
Net cash used in financing activities	(16,752)	(23,999)

Net decrease in cash and cash equivalents	(6,649)	(3,788)
Cash and cash equivalents at beginning of period	24,690	27,373
Cash and cash equivalents at end of period	$18,041	$23,585

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements
Six Month Periods Ended June 30, 2010 and 2009
(Unaudited)

(1)	Basis of Presentation

The condensed consolidated financial statements contained in this Form 10-Q, which are unaudited, include the accounts of RehabCare Group, Inc. (“RehabCare” or “the Company”) and its wholly and majority owned affiliates.  The Company accounts for its investments in less than 50% owned affiliates using the equity method.  All significant intercompany accounts and activity have been eliminated in consolidation.  The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year.

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

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2010	2009	2010	2009

Share-based compensation expense	$1,708	$1,140	$2,304	$2,245
Income tax benefit	643	441	868	868

The Company has various incentive plans that provide long-term incentive and retention awards.  These awards include stock options and restricted stock awards.  At June 30, 2010, a total of approximately 2.2 million shares were available for future issuance under the plans.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Stock Options

No stock options were granted during the six months ended June 30, 2010 and 2009.   As of June 30, 2010, there were 687,953 stock options outstanding, all of which are exercisable.

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

A summary of the status of the Company’s nonvested restricted stock awards as of June 30, 2010 and changes during the six-month period ended June 30, 2010 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at December 31, 2009	629,733	$16.81
Granted	185,383	28.06
Vested	(123,919)	15.37
Forfeited	(56,290)	18.38
Nonvested at June 30, 2010	634,907	$20.24

As of June 30, 2010, there was approximately $4.4 million of unrecognized compensation cost related to nonvested restricted stock awards.  Such cost is expected to be recognized over a weighted-average period of 2.0 years.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Earnings from continuing operations	$14,705	$7,765	$29,698	$16,374
Loss from discontinued operations	—	(882)	—	(831)
Net earnings	$14,705	$6,883	$29,698	$15,543

Denominator:
Basic weighted average common shares outstanding	24,230	17,739	24,170	17,709
Effect of dilutive securities:
stock options and restricted stock awards	536	358	526	246
Diluted weighted average common shares outstanding	24,766	18,097	24,696	17,955

Basic earnings per common share:
Earnings from continuing operations	$0.61	$0.44	$1.23	$0.92
Loss from discontinued operations	—	(0.05)	—	(0.04)
Net earnings	$0.61	$0.39	$1.23	$0.88

Diluted earnings per common share:
Earnings from continuing operations	$0.59	$0.43	$1.20	$0.91
Loss from discontinued operations	—	(0.05)	—	(0.04)
Net earnings	$0.59	$0.38	$1.20	$0.87

For the three months and six months ended June 30, 2010, outstanding stock options totaling approximately 151,000 potential shares in each period were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  For the three months and six months ended June 30, 2009, outstanding stock options totaling approximately 764,000 and 908,000 potential shares, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

(5)	Investment in Unconsolidated Affiliate

The Company maintains a 40% equity interest in Howard Regional Specialty Care, LLC (“HRSC”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana.  The Company uses the equity method to account for its investment in HRSC.  The Company’s initial investment in HRSC exceeded the Company’s share of the book value of HRSC’s stockholders’ equity by approximately $3.5 million.  This excess is being accounted for as equity method goodwill.  The carrying value of the Company’s investment in HRSC was approximately $4.8 million at both June 30, 2010 and December 31, 2009.

(6)	Business Combination

Effective November 24, 2009, the Company acquired all of the outstanding common stock of Triumph HealthCare Holdings, Inc. (“Triumph”) for a total purchase price of approximately $538.5 million, which includes a favorable purchase price adjustment of $5.7 million based on acquired working capital levels as defined in the stock purchase agreement.  The seller has disputed the Company’s calculation of the $5.7 million adjustment for acquired working capital levels.  Pursuant to the stock purchase agreement, both parties are currently in the process of submitting this issue to arbitration.  At the acquisition date, Triumph operated 20 long-term acute care hospitals (“LTACHs”) in seven states.  In connection with this transaction, the Company recorded acquisition-related expenses of approximately $0.1 million in the six months ended June 30, 2010.  Acquisition-related expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of earnings.

Triumph’s results of operations have been included in the Company’s financial statements prospectively beginning after the date of acquisition.  The Company’s statements of earnings for three months and six months ended June 30, 2010 include operating revenues of approximately $110.8 million and $223.4 million, respectively, and operating earnings of approximately $14.6 million and $30.9 million, respectively, related to Triumph’s hospitals.  The following pro forma information assumes the Triumph acquisition had occurred at the beginning of each period presented.  Such results have been prepared by adjusting the historical Company results to include Triumph’s results of operations, amortization of acquired finite-lived intangibles and incremental interest related to acquisition debt.  The pro forma results do not include any cost savings that may result from the combination of the Company’s and Triumph’s operations.  The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results.  Amounts are in thousands of dollars.

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	As Reported	Pro Forma	As Reported	Pro Forma

Operating revenues	$205,164	$311,475	$406,695	$628,113
Net earnings from continuing operations attributable to RehabCare	$7,765	$11,937	$16,374	$29,405
Diluted earnings per share from continuing operations attributable to RehabCare	$0.43	$0.49	$0.91	$1.22

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

(7)	Intangible Assets

At June 30, 2010 and December 31, 2009, the Company had the following intangible asset balances (in thousands):

	June 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing Intangible Assets:
Noncompete agreements	$4,710	$(2,357)	$4,710	$(1,566)
Customer contracts and relationships	23,096	(13,844)	23,096	(12,577)
Trade names	40,083	(4,160)	40,083	(2,792)
Medicare exemption	454	(397)	454	(340)
Market access assets	5,720	(453)	5,720	(310)
Certificates of need	9,442	(641)	9,442	(152)
Lease arrangements	1,305	(437)	1,305	(297)
Total	$84,810	$(22,289)	$84,810	$(18,034)

Non-amortizing Intangible Assets:
Trade names	$410		$410
Medicare provider numbers	68,220		68,220
	$68,630		$68,630

Certain customer contracts and lease arrangements have contractual provisions that enable renewal or extension of the asset's contractual life.  Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred.

Amortization expense incurred by continuing operations was approximately $2,129,000 and $995,000 for the three months ended June 30, 2010 and 2009, respectively, and $4,255,000 and $1,989,000 for the six months ended June 30, 2010 and 2009, respectively.

There were no changes to the carrying amount of goodwill during the six months ended June 30, 2010.

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

Phase 2 was classified as a discontinued operation pursuant to GAAP.  The operating results for this discontinued operation are shown in the following table (in thousands):

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating revenues	$—	$914	$—	$2,833
Costs and expenses	—	1,223	—	3,048
Operating loss from discontinued operation	—	(309)	—	(215)
Loss on disposal of assets of discontinued operation	—	(1,188)	—	(1,188)
Income tax benefit	—	584	—	547
Loss from discontinued operation	$—	$(913)	$—	$(856)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating revenues	$—	$—	$—	$—
Costs and expenses	—	(52)	—	(42)
Operating earnings from discontinued operation	—	52	—	42
Income tax expense	—	(21)	—	(17)
Earnings from discontinued operation	$—	$31	$—	$25

(9)	Long-Term Debt

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

Borrowings under the $125 million revolving credit facility bear interest at the Company’s option at either a base rate or the London Interbank Offering Rate (“LIBOR”) for one, two, three or six month interest periods, or a nine or twelve month period if available, plus an applicable margin percentage.  The base rate is the greater of the federal funds rate plus one-half of 1%, Bank of America N.A.’s prime rate or one month LIBOR plus 1%.  As of June 30, 2010, the balance outstanding under the revolving credit facility was $1.8 million and the interest rate on such borrowings was 6.0%.

The term loan facility requires quarterly installments of $1,125,000 with the balance payable upon the final maturity.  In addition, the Company is required to make mandatory principal prepayments equal to a portion of its consolidated excess cash flow (as defined in the Credit Agreement) when its consolidated leverage ratio reaches certain levels.  Borrowings under the term loan facility bear interest at either the base rate plus 300 basis points or LIBOR plus 400 basis points with a LIBOR floor of 200 basis points.  As of June 30, 2010, the interest rate under the term loan facility was 6% and the balance outstanding under the term loan was $437.8 million, which excludes unamortized original issue discount of $8.2 million.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The Credit Agreement is collateralized by substantially all of the Company’s assets.   The Credit Agreement contains certain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in similar credit facilities. In addition, the Company is required to maintain a maximum ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ((“EBITDA”) as defined in the Credit Agreement), a maximum ratio of senior funded debt to EBITDA and a minimum ratio of adjusted earnings before interest, taxes, depreciation, amortization, rent and operating leases ((“Adjusted EBITDAR) as defined in the Credit Agreement) to fixed charges.  As of June 30, 2010, the Company was in compliance with all debt covenants.

As of June 30, 2010, the Company had approximately $12.1 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount the Company may borrow under its revolving credit facility.  As of June 30, 2010, after consideration of the letters of credit outstanding and the effects of restrictive covenants, the available borrowing capacity under the revolving credit facility was approximately $111.1 million.

Certain of the Company’s leases that meet the lease capitalization criteria in accordance with FASB ASC 840-30 have been recorded as an asset and liability at the lower of fair value or the net present value of the aggregate future minimum lease payments at the inception of the lease.  Interest rates used in computing the net present value of the lease payments ranged from 6.5% to 10.7% and were generally based on the lessee’s incremental borrowing rate at the inception of the lease.  The balance outstanding for capital lease obligations was approximately $8.3 million at June 30, 2010 including approximately $2.8 million that is payable within the next twelve months.

In December 2007, the Company entered into a two-year interest rate swap agreement that effectively fixed the interest rate on $25 million of borrowings that were outstanding at the time.  This interest rate swap agreement expired in December 2009.  The swap agreement was designated as a cash flow hedge.  Therefore, the unrealized gains and losses resulting from the change in the fair value of the swap contract were reflected in other comprehensive income.  Realized gains and losses were reclassified to interest expense in the period in which the related interest payments being hedged were made.  There were no interest rate swaps or other derivative instruments outstanding at June 30, 2010 or December 31, 2009.

(10)	Industry Segment Information

The Company operates in the following two reportable business segments, which are managed separately based on fundamental differences in operations: program management services and hospitals.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and skilled nursing rehabilitation services (including contract therapy in skilled nursing facilities, resident-centered management consulting services and staffing services for therapists and nurses).  The Company’s hospitals segment owns and operates 29 long-term acute care hospitals and six inpatient rehabilitation hospitals.  Virtually all of the Company’s services are provided in the United States.  Summarized information about the Company’s operations in each industry segment is as follows (in thousands):

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended,		Six Months Ended,
Operating Revenues	June 30,		June 30,
	2010	2009	2010	2009
Program management:
Skilled nursing rehabilitation services	$130,851	$123,787	$257,203	$246,935
Hospital rehabilitation services	44,734	45,097	87,974	88,163
Program management total	175,585	168,884	345,177	335,098
Hospitals	158,448	36,280	316,217	71,597
Total	$334,033	$205,164	$661,394	$406,695

	Three Months Ended,		Six Months Ended,
Operating Earnings (Loss)	June 30,		June 30,
	2010	2009	2010	2009
Program management:
Skilled nursing rehabilitation services	$11,114	$9,108	$21,459	$19,563
Hospital rehabilitation services	7,877	7,660	14,798	13,956
Program management total	18,991	16,768	36,257	33,519
Hospitals	12,287	(3,801)	27,497	(6,143)
Unallocated corporate expense (1)	—	(135)	—	(254)
Total	$31,278	$12,832	$63,754	$27,122

	Three Months Ended,		Six Months Ended,
Depreciation and Amortization	June 30,		June 30,
	2010	2009	2010	2009
Program management:
Skilled nursing rehabilitation services	$1,365	$1,578	$2,672	$3,256
Hospital rehabilitation services	556	624	1,093	1,270
Program management total	1,921	2,202	3,765	4,526
Hospitals	5,721	1,581	11,157	3,126
Total	$7,642	$3,783	$14,922	$7,652

	Three Months Ended,		Six Months Ended,
Capital Expenditures	June 30,		June 30,
	2010	2009	2010	2009
Program management:
Skilled nursing rehabilitation services	$1,521	$880	$2,497	$1,371
Hospital rehabilitation services	117	239	172	407
Program management total	1,638	1,119	2,669	1,778
Hospitals	8,779	3,205	12,989	4,103
Total	$10,417	$4,324	$15,658	$5,881

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Total Assets		Goodwill
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
Program management:
Skilled nursing rehabilitation services	$193,624	$187,744	$79,419	$79,419
Hospital rehabilitation services	125,431	127,212	39,715	39,715
Program management total	319,055	314,956	119,134	119,134
Hospitals (2)	807,732	795,024	446,944	446,944
Total	$1,126,787	$1,109,980	$566,078	$566,078

(1)
Represents general corporate overhead costs associated with Phase 2 Consulting, Inc., which was sold effective June 1, 2009.  All other costs and expenses associated with Phase 2 have been reported in discontinued operations.

(2)	Hospital total assets include the carrying value of the Company’s equity investment in HRSC.

(11)	Related Party Transactions

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $196,000 and $199,000 for the three months ended June 30, 2010 and 2009, respectively, and $401,000 and $371,000 for the six months ended June 30, 2010 and 2009, respectively.  55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short.  The air transportation services are billed to the Company for hourly usage of 55JS’s plane for Company business.

(12)	Fair Value Measurements

At June 30, 2010, the Company’s financial instruments consist of cash equivalents, accounts receivable, marketable securities, accounts payable and long-term debt.  The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short-term nature.  The carrying values of long-term debt were $444.0 million and $455.3 million at June 30, 2010 and December 31, 2009, respectively.  The fair values of long-term debt were $452.3 million and $464.2 million at June 30, 2010 and December 31, 2009, respectively, and are based on the interest rates offered for borrowings with comparable maturities.  The Company’s marketable securities (which had a carrying value of $3.3 million at both June 30, 2010 and December 31, 2009) are recorded at fair value.

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

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	June 30, 2010
	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

Trading securities	$3,339	$3,339	$—	$—

	December 31, 2009
	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

Trading securities	$3,314	$3,314	$—	$—

The Company’s nonfinancial assets and liabilities (including property and equipment, goodwill and other intangible assets) are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist.  No impairment related to these assets was identified in the six months ended June 30, 2010.

(13)	Employee Severance Costs

In the fourth quarter of 2009, the Company eliminated 13 corporate positions in an effort to reduce corporate overhead and eliminate redundancies created by the acquisition of Triumph.  The following table provides a roll-forward of the liability for accrued severance costs from January 1, 2010 through June 30, 2010 (amounts in thousands):

Employee
Severance
Costs
Balance, January 1, 2010	$757
Payments	(522)
Balance, June 30, 2010	$235

(14)	Stockholders’ Equity

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

(15)	Noncontrolling Interests

Nine of Triumph’s LTACHs in Houston are jointly owned under three limited partnerships and the noncontrolling interests in these partnerships ranged from 12.9% to 14.9% as of December 31, 2009.  The noncontrolling interests in these partnerships are primarily owned by individual physicians located in the Houston area, and certain of these physicians expressed interest in selling all or part of their limited partnership interests to the Company following the Company’s acquisition of Triumph.  In April 2010, the Company offered each of the physicians an opportunity to retain all, sell 50% or sell 100% of their limited partnership interests for a fixed purchase price in cash.  As of June 30, 2010, the Company has entered into agreements with 112 physicians to purchase all or 50% of their limited partnership interests for combined cash consideration totaling approximately $8.6 million.  In accordance with GAAP, these payments have been accounted for as equity transactions.  Based on the agreements reached as of June 30, 2010, the noncontrolling interests in these three limited partnerships now range from 5.4% to 8.6%.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table discloses the effects on the Company’s equity for the six-month period ended June 30, 2010 of all changes in the Company’s ownership interest in consolidated subsidiaries including the changes noted in the paragraph above (amounts in thousands):

Decrease in Company’s additional paid-in capital for purchase of noncontrolling interests in subsidiaries	$5,026
Decrease in carrying value of noncontrolling interests for purchase of noncontrolling interests in subsidiaries	3,594
Total cash consideration paid in exchange for purchase of noncontrolling interests	$8,620

(16)	Recently Issued Pronouncements

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

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company will adopt ASU 2009-17 effective January 1, 2011.  The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s consolidated financial position or results of operations.

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

REHABCARE GROUP, INC.

Results of Operations

We operate in the following two business segments, which are managed separately based on fundamental differences in operations: program management services and hospitals.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and skilled nursing rehabilitation services (including contract therapy in skilled nursing facilities, resident-centered management consulting services and staffing services for therapists and nurses).  Our hospitals segment owns and operates 29 long-term acute care hospitals (“LTACHs”) and six inpatient rehabilitation hospitals.

Effective November 24, 2009, we acquired all of the outstanding common stock of Triumph HealthCare Holdings, Inc. (“Triumph”) for a purchase price of approximately $538.5 million.  On the acquisition date, Triumph operated 20 LTACHs in seven states.  At June 30, 2010, we owned and operated 29 LTACHs, making us the third largest LTACH provider in the United States.  Triumph’s results of operations have been included in the Company’s financial statements prospectively beginning after the date of acquisition.

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

REHABCARE GROUP, INC.

Selected Operating Statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Program Management:
Skilled Nursing Rehabilitation Services:
Total operating revenues (in thousands)	$130,851	$123,787	$257,203	$246,935
Contract therapy revenues (in thousands)	$123,595	$116,773	$243,286	$232,905
Average number of contract therapy locations	1,127	1,068	1,129	1,071
Average revenue per contract therapy location	$109,684	$109,313	$215,499	$217,421

Hospital Rehabilitation Services:
Operating revenues (in thousands)
Inpatient	$31,734	$32,919	$62,844	$64,662
Outpatient	13,000	12,178	25,130	23,501
Total	$44,734	$45,097	$87,974	$88,163

Average number of programs (rounded to the nearest whole number)
Inpatient	114	122	114	122
Outpatient	32	36	31	36
Total	146	158	145	158

Average revenue per program
Inpatient	$277,455	$270,212	$549,451	$530,399
Outpatient	$410,753	$338,280	$808,628	$654,617

Hospitals:
Operating revenues (in thousands)	$158,448	$36,280	$316,217	$71,597
Number of facilities at end of period	35	12	35	12

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Operating Revenues

Consolidated operating revenues during the second quarter of 2010 increased by approximately $128.9 million, or 62.8%, to $334.0 million compared to $205.2 million in the second quarter of 2009.  The revenue increase reflects the continued growth of our skilled nursing rehabilitation services and hospital businesses.  The second quarter 2010 growth in our hospital business is primarily due to the acquisition of Triumph on November 24, 2009.  Revenues for our hospital rehabilitation services business declined in the second quarter of 2010 as explained below.

Skilled nursing rehabilitation services (“SRS”) operating revenues increased $7.1 million or 5.7% in the second quarter of 2010 compared to the second quarter of 2009.  This increase is primarily attributable to a 5.5% increase in the average number of contract therapy locations operated and a 3.4% increase in same store contract therapy revenues in the second quarter of 2010 as compared to the second quarter of 2009.  The same store revenue growth rate in the second quarter of 2010 declined from the 9.1% same store growth rate achieved in the second quarter of 2009.  The decline in the same store revenue growth rate is partially attributable to the impact of the skilled nursing facility final rule for rate year 2010 Medicare reimbursement, which was effective beginning October 1, 2009 and resulted in a net 1.1% rate decrease for our SRS clients and in turn created pricing pressure for us and contributed to the reduction in our same store revenue growth rate.

REHABCARE GROUP, INC.

Hospital rehabilitation services (“HRS”) operating revenues decreased by 0.8% in the second quarter of 2010 compared to the second quarter of 2009 as inpatient revenue declined by 3.6% and outpatient revenue increased by 6.7%.  The decline in inpatient revenue in the second quarter of 2010 was primarily due to a 6.1% decline in the average number of inpatient programs operated, partially offset by a 2.7% increase in average revenue per program.  The increase in average revenue per program reflects same store inpatient rehabilitation facility (“IRF”) revenue and discharge growth of 2.3% and 0.7%, respectively, compared to the second quarter of 2009.  HRS operated 106 IRF programs as of June 30, 2010 compared to 111 as of June 30, 2009.  The increase in outpatient revenue in the second quarter of 2010 reflects a 21.4% increase in average revenue per program due to a 7.0% increase in outpatient same store revenues, a 6.6% increase in same store outpatient units of service and a change in contract mix.  The average number of outpatient units operated declined by 12.1% in the second quarter of 2010 compared to the second quarter of 2009.

Hospital segment revenues were $158.4 million in the second quarter of 2010 compared to $36.3 million in the second quarter of 2009.  Triumph contributed incremental revenues of $110.8 million in the second quarter of 2010.  The increase in revenues in 2010 also reflects the June 2009 acquisition of an LTACH in Dallas, Texas and the August 2009 opening of an LTACH in Peoria, Illinois, which has completed its LTACH demonstration period and is expected to become certified as an LTACH effective May 1, 2010.  Same store revenues increased by $2.7 million or 7.4% in the second quarter of 2010 as compared to the second quarter of 2009.  The same store revenue growth in the second quarter of 2010 reflects improved case management and occurred despite a 2.8% decline in same store patient discharges and a $1.7 million unfavorable adjustment for an estimate of additional amounts due to Medicare for one of our IRFs for cost report years 2007 and 2008.  We recorded this adjustment based on updated guidance for the use of Supplemental Security Income ratios in determination of Low Income Patient payments issued by the Centers for Medicare and Medicaid Services in May 2010.  Excluding the impact of this adjustment, same store revenues grew by $4.4 million or 12.1% in the second quarter of 2010.

Costs and Expenses
	Three Months Ended June 30,
	2010		2009
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$267,299	80.0%	$163,562	79.7%
Selling, general and administrative	27,814	8.3	24,987	12.2
Depreciation and amortization	7,642	2.3	3,783	1.8
Total costs and expenses	$302,755	90.6%	$192,332	93.7%

Operating expenses increased as a percentage of revenues as HRS’s operating margins were negatively impacted by the closure of certain units in 2009 and the ramp up of new units opened in 2010.  This impact was partially offset by improvement in our hospitals segment.  The decrease in selling, general and administrative expenses as a percentage of revenues reflects the increase in consolidated revenues, resulting in improved fixed overhead leverage, combined with the cost savings achieved by corporate and division realignment activities completed in 2009.

REHABCARE GROUP, INC.

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts increased by approximately $0.5 million from $1.6 million in the second quarter of 2009 to $2.1 million in the second quarter of 2010.  Triumph, which was acquired in November 2009, recorded an immaterial provision in the second quarter of 2010.  Our legacy hospital business accounted for most of the $0.5 million increase in the provision for doubtful accounts in the second quarter of 2010.

	Three Months Ended June 30,
	2010		2009
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Skilled Nursing Rehabilitation Services:
Operating expenses	$105,655	80.7%	$100,134	80.9%
Selling, general and administrative	12,717	9.7	12,967	10.5
Depreciation and amortization	1,365	1.1	1,578	1.2
Total costs and expenses	$119,737	91.5%	$114,679	92.6%
Hospital Rehabilitation Services:
Operating expenses	$31,856	71.2%	$31,007	68.7%
Selling, general and administrative	4,445	9.9	5,806	12.9
Depreciation and amortization	556	1.3	624	1.4
Total costs and expenses	$36,857	82.4%	$37,437	83.0%
Hospitals:
Operating expenses	$129,788	81.9%	$32,421	89.4%
Selling, general and administrative	10,652	6.7	6,079	16.8
Depreciation and amortization	5,721	3.6	1,581	4.3
Total costs and expenses	$146,161	92.2%	$40,081	110.5%

Total SRS costs and expenses declined as a percentage of unit revenue in the second quarter of 2010 compared to the second quarter of 2009 primarily due to better leveraging of selling, general and administrative expenses.  Direct operating expenses decreased slightly as a percentage of unit revenue as increases in average contract therapy revenue per minute more than offset the impact of wage rate and benefit cost increases.  The decrease in selling, general and administrative expenses as a percentage of unit revenue reflects improvements in fixed overhead leverage.  Depreciation and amortization expense decreased primarily due to lower amortization associated with capitalized software which became fully amortized in 2009.  As a result of these factors and the increase in revenues, SRS’s operating earnings increased from $9.1 million in the second quarter of 2009 to $11.1 million in the second quarter of 2010.

Total HRS costs and expenses declined as a percentage of unit revenue in the second quarter of 2010 compared to the second quarter of 2009 primarily due to a decrease in selling, general and administrative expenses.  Operating expenses increased as a percentage of unit revenue in the current quarter reflecting a decrease in profitability related to non-same store units compared to the second quarter of 2009.  Selling, general and administrative expenses decreased primarily as a result of improvements in fixed overhead leverage combined with cost savings from corporate and division realignment activities that were completed in 2009.  Depreciation and amortization expense decreased primarily due to lower depreciation and amortization associated with certain fixed assets which became fully amortized in 2009.  HRS’s operating earnings increased from $7.7 million in the second quarter of 2009 to $7.9 million in the second quarter of 2010.

REHABCARE GROUP, INC.

Despite the $1.7 million unfavorable estimated prior year cost report adjustment recorded during the second quarter of 2010 for one of our IRFs, total hospital segment costs and expenses as a percentage of unit revenue decreased from the second quarter of 2009 to the second quarter of 2010 reflecting the acquisition of Triumph, improved operating performance in legacy hospitals and improved leverage of selling, general and administrative expenses.  Combined start-up and ramp-up losses decreased from $1.1 million in the second quarter of 2009 to $0.4 million in the second quarter of 2010.  The 2010 losses relate entirely to the start-up and ramp-up of our LTACH in Peoria, Illinois.  Depreciation and amortization expense increased from the second quarter of 2009 to the second quarter of 2010 primarily due to depreciation and amortization associated with Triumph but declined as a percentage of revenue.  The hospital segment generated operating earnings of $12.3 million in the second quarter of 2010 compared to an operating loss of $3.8 million in the second quarter of 2009.  The Triumph hospitals contributed incremental operating earnings of $14.6 million or 13.2% of Triumph’s revenue in the second quarter of 2010.

Non-Operating Items

Interest expense increased to $8.6 million in the second quarter of 2010 from $0.5 million in the second quarter of 2009 primarily due to the increase in borrowings which occurred in connection with funding the November 24, 2009 acquisition of Triumph.  The balances outstanding on all forms of indebtedness were $452.3 million, $464.2 million and $32.7 million at June 30, 2010, December 31, 2009, and June 30, 2009, respectively.  These balances exclude unamortized original issue discounts.  Interest expense includes interest incurred on all borrowings, amortization of deferred loan origination fees, amortization of original issue discounts, commitment fees paid on the unused portion of our line of credit and fees paid on outstanding letters of credit.

Earnings from continuing operations before income taxes were $23.0 million in the second quarter of 2010 compared to $12.4 million in the second quarter of 2009.  The provision for income taxes was $7.7 million in the second quarter of 2010 compared to $5.0 million in the second quarter of 2009, reflecting effective income tax rates of 33.7% and 40.1%, respectively.  The decrease in the effective tax rate reflects a lower overall weighted average statutory state tax rate resulting from the Triumph acquisition and a smaller unfavorable effective tax rate impact of permanent tax differences due to increased taxable income.  In addition, during the second quarter of 2010, we recognized a $0.8 million tax benefit for the combined impact of the reversal of a contingency reserve due to a favorable ruling received from the Internal Revenue Service and the benefit of tax credits indentified during the quarter.

The Company incurred a loss from discontinued operations, net of tax, of $0.9 million during the three months ended June 30, 2009.  Such loss relates to the operations of Phase 2, which was sold in the second quarter of 2009, and the Midland hospital, which was sold in the third quarter of 2008.  The loss from discontinued operations in the second quarter of 2009 includes a $0.7 million after tax loss on the sale of Phase 2.

Net earnings (losses) attributable to noncontrolling interests in consolidated subsidiaries were $0.5 million in the second quarter of 2010 and $(0.3) million in the second quarter of 2009.  The 2009 net losses primarily relate to the recognition of the noncontrolling interests’ share of the losses incurred by our hospitals in Peoria and Kansas City.

Net earnings attributable to RehabCare were $14.7 million in the second quarter of 2010 compared to $6.9 million in the second quarter of 2009.  Diluted earnings per share attributable to RehabCare were $0.59 in the second quarter of 2010 and $0.38 in the second quarter of 2009.

REHABCARE GROUP, INC.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Operating Revenues

Consolidated operating revenues during the first six months of 2010 increased by approximately $254.7 million, or 62.6%, to $661.4 million compared to $406.7 million in the first six months of 2009.  The revenue increase reflects the continued growth of our skilled nursing rehabilitation services and hospital businesses.  The 2010 growth in our hospital business is primarily due to the acquisition of Triumph on November 24, 2009.  Revenues for hospital rehabilitation services remained flat in the first six months of 2010.

SRS operating revenues increased $10.3 million or 4.2% in the first six months of 2010 compared to the first six months of 2009.  The average number of contract therapy locations operated during the first six months of 2010 grew 5.4% compared to the first six months of 2009.  Same store contract therapy revenues and minutes of service increased by only 1.2% and 0.5%, respectively, in the first six months of 2010 as Medicare Part B revenues and minutes were negatively impacted by the elimination of the Part B therapy cap exception process during the months of January and February 2010.  Same store contract therapy revenues grew by 10.2% in the first six months of 2009 as compared to the first six months of 2008.  The reduction in our same store revenue growth rate was in part due to the skilled nursing facility final rule for rate year 2010 Medicare reimbursement, which was effective beginning October 1, 2009, resulted in a net 1.1% decrease for our SRS clients and in turn created pricing pressure for us.

HRS operating revenues decreased 0.2% in the first six months of 2010 compared to the first six months of 2009 as inpatient revenue declined by 2.8% and outpatient revenue increased by 6.9%.  The decline in inpatient revenue in the first six months of 2010 was primarily due to a 6.2% decline in the average number of inpatient programs operated, partially offset by a 3.6% increase in average revenue per program.  The increase in average revenue per program reflects both an improvement in contract mix, as a number of underperforming units were closed in 2009, and same store IRF revenue and discharge growth of 3.2% and 1.2%, respectively, compared to the first six months of 2009.  HRS operated 106 IRF programs as of June 30, 2010 compared to 111 as of June 30, 2009.  The increase in outpatient revenue in the first six months of 2010 reflects a 23.5% increase in average revenue per program due to an 8.9% increase in outpatient same store revenues, a 6.8% increase in same store outpatient units of service and a change in contract mix.  The average number of outpatient units operated declined by 13.4% in the first six months of 2010 compared to the first six months of 2009.

Hospital segment revenues were $316.2 million in the first six months of 2010 compared to $71.6 million in the first six months of 2009.  Triumph contributed incremental revenues of $223.4 million in the first six months of 2010.  The increase in revenues in 2010 also reflects the June 2009 acquisition of an LTACH in Dallas, Texas and the August 2009 opening of an LTACH in Peoria, Illinois, which has completed its LTACH demonstration period and is expected to become certified as an LTACH effective May 1, 2010.  Same store revenues increased by $7.3 million or 10.2% in the first six months of 2010 as compared to the first six months of 2009 reflecting a 1.6% increase in same store patient discharges and an improvement in case management.  Same store revenues in the first six months of 2010 were negatively impacted by a $1.7 million unfavorable adjustment for an estimate of additional amounts due to Medicare for one of our IRFs for cost report years 2007 and 2008.  We recorded this adjustment based on updated guidance for the use of Supplemental Security Income ratios in determination of Low Income Patient payments issued by the Centers for Medicare and Medicaid Services in May 2010.    Excluding the impact of this adjustment, same store revenues grew by $9.0 million or 12.6% in the first six months of 2010.

REHABCARE GROUP, INC.

Costs and Expenses
	Six Months Ended June 30,
	2010		2009
		% of		% of
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$528,369	79.9%	$322,853	79.4%
Selling, general and administrative	54,349	8.2	49,068	12.0
Depreciation and amortization	14,922	2.3	7,652	1.9
Total costs and expenses	$597,640	90.4%	$379,573	93.3%

Operating expenses increased as a percentage of revenues as increases in SRS revenue per minute could not keep pace with increases in labor and benefit costs and HRS’s operating margins were negatively impacted by the closure of certain units in 2009 and the ramp up of new units opened in 2010.  These impacts were partially offset by improvements in our hospitals segment.  The decrease in selling, general and administrative expenses as a percentage of revenues reflects the increase in consolidated revenues, resulting in improved fixed overhead leverage, combined with the cost savings achieved by corporate and division realignment activities completed in 2009.

The Company’s provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts increased by approximately $1.2 million from $4.0 million in the first six months of 2009 to $5.2 million in the first six months of 2010.  Triumph, which was acquired in November 2009, recorded a $1.4 million provision in the first six months of 2010.

	Six Months Ended June 30,
	2010		2009
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Skilled Nursing Rehabilitation Services:
Operating expenses	$208,988	81.3%	$199,132	80.7%
Selling, general and administrative	24,084	9.4	24,984	10.1
Depreciation and amortization	2,672	1.0	3,256	1.3
Total costs and expenses	$235,744	91.7%	$227,372	92.1%
Hospital Rehabilitation Services:
Operating expenses	$63,011	71.6%	$61,641	69.9%
Selling, general and administrative	9,072	10.3	11,296	12.8
Depreciation and amortization	1,093	1.3	1,270	1.5
Total costs and expenses	$73,176	83.2%	$74,207	84.2%
Hospitals:
Operating expenses	$256,370	81.1%	$62,080	86.7%
Selling, general and administrative	21,193	6.7	12,534	17.5
Depreciation and amortization	11,157	3.5	3,126	4.4
Total costs and expenses	$288,720	91.3%	$77,740	108.6%

REHABCARE GROUP, INC.

Total SRS costs and expenses declined as a percentage of unit revenue in the first six months of 2010 compared to the first six months of 2009 primarily due to better leveraging of selling, general and administrative expenses.  Operating expenses increased as a percentage of unit revenue primarily due to the slower contract therapy same store revenue growth combined with an increase in employee labor and benefit costs.  Contract therapy labor and benefit costs per minute of service increased by 2.3% in the first six months of 2010 compared to the year ago period.  Selling, general and administrative expenses declined in the first six months of 2010 primarily as a result of improvements in fixed overhead leverage combined with the lower corporate senior management incentive costs.  Depreciation and amortization expense decreased as certain fixed assets became fully amortized in 2009.  SRS’s operating earnings increased from $19.6 million in the first six months of 2009 to $21.5 million in the first six months of 2010.

Total HRS costs and expenses declined as a percentage of unit revenue in the first six months of 2010 compared to the first six months of 2009 primarily due to a decrease in selling, general and administrative expenses.  Operating expenses increased as a percentage of unit revenue in the first half of 2010 reflecting a decrease in profitability related to non-same store units and higher professional liability insurance expense due to a $0.4 million professional liability premium refund received in the first six months of 2009.  Selling, general and administrative expenses decreased primarily as a result of improvements in fixed overhead leverage combined with cost savings from corporate and division realignment activities that were completed in 2009 and a reduction in corporate senior management incentives.  Depreciation and amortization expense decreased as certain fixed assets became fully amortized in 2009.  HRS’s operating earnings increased by $0.8 million from $14.0 million in the first six months of 2009 to $14.8 million in the first six months of 2010.

Despite the $1.7 million unfavorable estimated prior year cost report adjustment recorded during the second quarter of 2010 for one of our IRFs, total hospital segment costs and expenses as a percentage of unit revenue decreased from the first six months of 2009 to the first six months of 2010 reflecting the incremental profit contributed by the Triumph hospitals, improved operating performance by our legacy hospitals and improved leverage of selling, general and administrative expenses.  Combined start-up and ramp-up losses decreased from $2.2 million in the first six months of 2009 to $1.6 million in the first six months of 2010.  The 2009 losses primarily related to the ramp-up of our LTACH in Kansas City, Missouri and start-up of our LTACH in Peoria, Illinois while the 2010 losses relate entirely to the start-up and ramp-up of our LTACH in Peoria, Illinois.  Depreciation and amortization expense increased from the first six months of 2009 to the first six months of 2010 primarily due to depreciation and amortization associated with Triumph but declined as a percentage of revenue.  The hospital segment generated operating earnings of $27.5 million in the first six months of 2010 compared to an operating loss of $6.1 million in the first six months of 2009.  The Triumph hospitals contributed incremental operating earnings of $30.9 million or 13.8% of Triumph’s revenue in the first six months of 2010.

Non-Operating Items

Interest expense increased to $17.1 million in the first six months of 2010 from $1.1 million in the first six months of 2009 primarily due to the increase in borrowings which occurred in connection with funding the November 24, 2009 acquisition of Triumph.  The balances outstanding on all forms of indebtedness were $452.3 million, $464.2 million and $32.7 million at June 30, 2010, December 31, 2009, and June 30, 2009, respectively.  These balances exclude unamortized original issue discounts.  Interest expense includes interest incurred on all borrowings, amortization of deferred loan origination fees, amortization of original issue discounts, commitment fees paid on the unused portion of our line of credit and fees paid on outstanding letters of credit.

REHABCARE GROUP, INC.

Earnings from continuing operations before income taxes were $47.1 million in the first six months of 2010 compared to $26.3 million in the first six months of 2009.  The provision for income taxes was $17.0 million in the first six months of 2010 compared to $10.5 million in the first six months of 2009, reflecting effective income tax rates of 36.2% and 39.8%, respectively.  The decrease in the effective tax rate reflects a lower overall weighted average statutory state tax rate resulting from the Triumph acquisition and a smaller unfavorable effective tax rate impact of permanent tax differences due to increased taxable income.  In addition, during the second quarter of 2010, we recognized a $0.8 million tax benefit for the combined impact of the reversal of a contingency reserve due to a favorable ruling received from the Internal Revenue Service and the benefit of tax credits indentified during the quarter.

The Company incurred a loss from discontinued operations, net of tax, of $0.8 million during the first six months of 2009.  Such loss relates to the operations of Phase 2, which was sold in the second quarter of 2009, and the Midland hospital, which was sold in the third quarter of 2008.  The loss from discontinued operations in the first six months of 2009 includes a $0.7 million after tax loss on the sale of Phase 2.

Net earnings (losses) attributable to noncontrolling interests in consolidated subsidiaries were $0.3 million and $(0.5) million in the first six months of 2010 and 2009, respectively.  The 2009 net losses primarily relate to the recognition of the noncontrolling interests’ share of the losses incurred by our hospitals in Peoria and Kansas City.

Net earnings attributable to RehabCare were $29.7 million in the first six months of 2010 compared to $15.5 million in the first six months of 2009.  Diluted earnings per share attributable to RehabCare were $1.20 in the first six months of 2010 and $0.87 in the first six months of 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had $18.0 million in cash and cash equivalents, and a current ratio (the amount of current assets divided by current liabilities) of approximately 1.8 to 1.  Net working capital increased by $12.1 million to $125.4 million at June 30, 2010 as compared to $113.3 million at December 31, 2009.  Net accounts receivable were $218.1 million at June 30, 2010 compared to $199.4 million at December 31, 2009.  Including Triumph, the number of days sales outstanding (“DSO”) in net receivables was 62.1 and 60.2 at June 30, 2010 and December 31, 2009, respectively.  The increases in net accounts receivable and DSO occurred primarily in our hospital division, and we believe this resulted in part from a temporary shift in focus from collection activities to activities associated with the integration of Triumph’s back office functions.

We generated cash from operations of $25.8 million and $27.1 million in the six months ended June 30, 2010 and 2009, respectively.  Capital expenditures were $15.7 million and $5.9 million in the six months ended June 30, 2010 and 2009, respectively.  Our capital expenditures primarily relate to leasehold improvements and equipment purchases for new hospitals, investments in information technology systems, equipment additions and replacements and various other capital improvements.  The Company expects total capital expenditures for the remainder of 2010 to approximate $17 million.  Actual amounts spent will be dependent upon the timing of individual projects.  Over the next few years, we plan to continue to invest in information technology systems and the development and renovation of hospitals.

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

REHABCARE GROUP, INC.

On November 24, 2009, we entered into a Credit Agreement (as defined in Note 9 to our accompanying consolidated financial statements).  The Credit Agreement provides for a five-year revolving credit facility of $125 million and a swingline subfacility of up to $25 million.  At June 30, 2010, the balance outstanding under the revolving credit facility was $1.8 million.  As of June 30, 2010, we had $12.1 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount we may borrow under the revolving credit facility.  As of June 30, 2010, after consideration of the letters of credit outstanding and the effects of restrictive covenants, the available borrowing capacity under the revolving credit facility was approximately $111.1 million.

The Credit Agreement also provided for a six-year $450 million term loan facility.  At June 30, 2010, the balance outstanding under the term loan was $437.8 million.  The term loan facility requires quarterly installments of $1,125,000 with the balance payable upon the final maturity.  In addition, we are required to make mandatory principal prepayments equal to a portion of our consolidated excess cash flow (as defined in the Credit Agreement) when our consolidated leverage ratio reaches certain levels.

The Credit Agreement contains certain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in similar credit facilities.  In addition, we are required to maintain on a consolidated basis a maximum ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined in the Credit Agreement), a maximum ratio of senior funded debt to EBITDA and a minimum ratio of adjusted earnings before interest, taxes, depreciation, amortization, rent and operating lease expense (“Adjusted EBITDAR” as defined in the Credit Agreement) to fixed charges.  As of June 30, 2010, we were in compliance with all debt covenants.  If we anticipate a potential covenant violation, we would seek relief from our lenders; however, such relief might not be granted or might be granted on terms less favorable than those in our existing Credit Agreement.

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

As of January 1, 2006, certain limits or caps on the amount of reimbursement for therapy services provided to Medicare Part B patients came into effect.  The annual therapy caps are currently $1,860 for occupational therapy and a combined cap of $1,860 for physical and speech therapy.  Prior to January 1, 2010, most of our Medicare Part B patients qualified for an automatic exception to these caps due to their clinical complexities.  However, the therapy cap exception process expired on January 1, 2010.  On March 2, 2010, the President signed HR 4961, a short term extension for a number of expiring provisions.  Contained in this bill was a retro-active extension of the Medicare Part B therapy cap exception process from January 1, 2010 through June 30, 2010.  As part of PPACA, the therapy cap exception process was further extended through December 31, 2010.

REHABCARE GROUP, INC.

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

PPACA contains the following statutory annual rate reductions incremental to annual rule making (note that the 2010 payment year reductions are effective beginning April 1, 2010 while all other reductions are effective at the start of each respective rate year):

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

Beginning by January 1, 2013, the Secretary will commission a pilot study on bundling. Bundling is the concept of making one, episodic payment for a patient to a provider for their care.  It is not unlike the current MS-DRG system currently in place since 1983 for acute care hospitals.  The bundling pilot study will include the areas of post-acute care, namely IRF, LTACH, SNF and home health as well as physician services, inpatient acute care and outpatient services and will establish an episode of care spanning 30 days post discharge from an acute care setting. Goals of the pilot are to demonstrate the ability to reduce costs while preserving or improving quality of care.  Should these goals be met, the Secretary can extend the pilot to January 1, 2016.

REHABCARE GROUP, INC.

Beginning on October 1, 2012 as part of PPACA, acute care hospitals will receive lower payments for preventable re-admissions to their hospitals. While there is no financial penalty for post-acute hospitals, such acute care re-admissions from one of our hospitals could have an adverse effect on our future referrals and admissions.

On July 30, 2010, CMS issued its final payment rule for LTACHs for federal fiscal year 2011.  We estimate that the final rule will result in a negative rate adjustment for the Company’s LTACHs of 1.0% which includes the 2011 market basket reduction set forth in PPACA.

On July 31, 2009, CMS issued its final payment rule for skilled nursing facilities for federal fiscal year 2010 that includes provisions that would take effect in federal fiscal year 2011.  The final rule included a net payment rate reduction of 1.1% for skilled nursing facilities beginning on October 1, 2009 and two provisions that begin on October 1, 2010: a move from the current payment system of resource utilization groups (“RUGs III”) to RUGs IV and changes to the reimbursement rules for concurrent therapy.  As a result of PPACA, the start date for the conversion to RUGs IV was delayed until October 1, 2011.  However, CMS has informed providers that they will move forward with the RUGs IV conversion and make payment adjustments to SNF providers later in the year even if Congress should fail to bring forth legislation to stop the delay.  Concurrent therapy occurs when two or more patients are treated at the same time with different regimens.  In the past, CMS considered the total time of the concurrent session to be assigned to each patient.  The final rule requires the total time to be allocated amongst each patient beginning October 1, 2010.

On July 16, 2010, CMS issued a self-executing payment rule for skilled nursing facilities for federal fiscal year 2011.  Among other things, the rule provides for a net market basket rate increase of 1.7%.

To participate in Medicare, inpatient rehabilitation facilities (such as those operated by our hospital division and managed in our HRS division) must satisfy what is now known as the 60% Rule.  The rule requires that 60% of patients fall within thirteen specific diagnostic categories. We continue to monitor the regulatory environment for any new rules that could affect this statute.  On July 16, 2010, CMS issued a self-executing payment rule for inpatient rehabilitation facilities for federal fiscal year 2011.  We estimate that the rule will result in a payment increase for the Company’s IRFs of 2.4% which includes the 2011 market basket reduction set forth in PPACA.

The Medicare program is administered by contractors and fiscal intermediaries. Under the authority granted by CMS, certain fiscal intermediaries have issued local coverage determinations that are intended to clarify the clinical criteria under which Medicare reimbursement is available. Certain local coverage determinations attempt to require evidence of a greater level of medical necessity for patients to receive post acute services.  Those local coverage determinations have been used by fiscal intermediaries to deny admission or reimbursement for some patients in our hospital rehabilitation services and hospital divisions.  Where appropriate, we and our clients will appeal such denials and many times are successful in overturning the original decision of the fiscal intermediary.

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

Medicare reimbursement for outpatient rehabilitation services is based on the lesser of the provider’s actual charge for such services or the applicable Medicare physician fee schedule amount established by CMS. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a skilled nursing facility, an assisted living facility, a physician’s office, or the office of a therapist in private practice.  The physician fee schedule is subject to change from year to year.  In June 2010, the President signed a bill extending the current physician fee schedule through November 30, 2010.  This latest extension provided for a 2.2% increase in the payment rates within the six-month extension period.

REHABCARE GROUP, INC.

On June 25, 2010, CMS released their 2011 proposed Medicare Physician Fee Schedule rule which would institute an existing payment policy called the Multiple Procedure Payment Reduction for all Medicare Part B therapy services.  This policy would effectively reduce one of the larger components of the procedural billing code for all therapy procedures that follow the first procedure.  Specifically, the proposed rule calls for a 50% reduction in reimbursement of practice expenses for secondary procedures when multiple therapy services are provided in the same day.  This would result in an approximate 10% rate reduction (net of a 2.2% rate increase to the physician fee schedule) for Part B therapy services in calendar year 2011.  As stated in our June 29, 2010 press release, we estimate that the proposed rule would have a negative annual impact on operating earnings of approximately $17 to $18 million in the Company’s SRS division, if the proposed rule is implemented without changes or mitigations.  The SRS division derives approximately one-third of its revenues from Medicare Part B.  The impact on our other divisions is not expected to be material.  The Company plans to submit comments for the record as well as pursuing all regulatory and legislative options that would stop or curtail this proposed rule.

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

Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties.  Our most critical accounting policies pertain to business combinations, allowance for doubtful accounts, contractual allowances, goodwill and other intangible assets and health, workers compensation and professional liability insurance accruals.  Each of these critical accounting policies was discussed in our 2009 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of “Item 7.  – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There were no significant changes in the application of critical accounting policies during the first six months of 2010.

Item 3. – Quantitative and Qualitative Disclosures About Market Risks

The Company’s primary market risk exposure consists of changes in interest rates on certain borrowings that bear interest at floating rates.  Interest rate changes on variable rate debt impact our interest expense and cash flows, but do not impact the fair value of the underlying debt instruments. Borrowings under our revolving credit facility bear interest at our option at either a base rate or the London Interbank Offering Rate (“LIBOR”) for one, two, three or six month interest periods, or a nine or twelve month period if available, plus an applicable margin percentage.  The base rate is the greater of the federal funds rate plus one-half of 1%, Bank of America N.A.’s prime rate or one month LIBOR plus 1%.  The applicable margin percentage is based upon our consolidated total leverage ratio.  As of June 30, 2010, the balance outstanding under the revolving credit facility was $1.8 million and the interest rate on such borrowings was 6.0%.   A 100 basis point increase in the interest rate charged on the revolving credit facility would result in additional interest expense of approximately $18,000 on an annualized basis.

REHABCARE GROUP, INC.

Borrowings under our term loan facility bear interest at our option at either the base rate plus 300 basis points or LIBOR plus 400 basis points with a LIBOR floor of 200 basis points.   As of June 30, 2010, the balance outstanding against the term loan facility was $437.8 million.  At June 30, 2010, the term loan facility was subject to a one-month LIBOR contract and the one-month LIBOR rate was 0.35% resulting in an all-in interest rate of 6.0% due to the 2.0% LIBOR floor and the 400 basis point margin.  Based on the $437.8 million of term loan debt outstanding at June 30, 2010, a 100 basis point increase in the one-month LIBOR rate would result in no additional interest expense (as a result of the LIBOR floor).  A 200 basis point increase in the LIBOR rate would result in additional interest expense of approximately $1.5 million on an annualized basis.

Item 4. – Controls and Procedures

As of June 30, 2010, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and  15d-14(c) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. – Risk Factors

For information regarding risk factors, please refer to the Company’s 2009 Annual Report on Form 10-K.  There were no material changes in the Company’s risk factors in the first six months of 2010.

Item 6. - Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              REHABCARE GROUP, INC.

August 5, 2010

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

31.1	Certification by Chief Executive Officer in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Corporate Governance Guidelines, dated August 3, 2010

_________________________