Form 10-K
period 2010-12-31
REHABCARE GROUP INC
filed 2011-02-28
CIK 812191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 for the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2010 was approximately $527 million based on the closing price of the stock on that day.   At January 31, 2011, the registrant had 24,915,796 shares of Common Stock outstanding, including unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to an amendment to this Form 10-K which will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

Overview of Our Company

RehabCare Group, Inc., a Delaware corporation, headquartered in St. Louis, Missouri, is a leading provider of rehabilitation program management services in more than 1,250 hospitals, skilled nursing facilities, outpatient facilities and other long-term care facilities located in 42 states and Puerto Rico.  We also own and operate 29 long-term acute care hospitals (“LTACHs”) and 5 rehabilitation hospitals.  These hospitals provide total medical care to patients with medically complex diagnoses and to patients in need of rehabilitation.

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

Effective November 24, 2009, we acquired all of the outstanding common stock of Triumph HealthCare Holdings, Inc. (“Triumph”) for a purchase price of approximately $541.0 million.  On the acquisition date, Triumph operated 20 LTACHs in seven states.  In December 2009, we acquired an LTACH in Philadelphia, Pennsylvania, and in 2010, we opened an LTACH in Houston, Texas known as The Heights.  These activities expanded the number of LTACHs we own and operate to 29, making us the third largest LTACH provider in the United States.

In November 2010, we announced that we had entered into an Equity Exchange Agreement with Select Medical Corporation under which we agreed to exchange our 60-bed inpatient rehabilitation hospital in Miami for Select’s 70-bed long-term acute care hospital in northwest Indiana.  This transaction closed on January 1, 2011.  The Miami hospital has been classified as a discontinued operation in our accompanying consolidated financial statements.

For the year ended December 31, 2010, we had consolidated operating revenues of $1.3 billion, operating earnings of $133.6 million, net earnings attributable to RehabCare of $62.5 million and diluted earnings per share attributable to RehabCare of $2.53.

On February 7, 2011, we and Kindred Healthcare, Inc. (“Kindred”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the acquisition of us by Kindred. Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the boards of directors of the respective parties, we will be merged with and into Kindred (the “Merger”), with Kindred surviving the Merger.

At the effective time of the Merger, each share of our common stock outstanding immediately prior to the effective time will be converted into the right to receive 0.471 shares of Kindred common stock and $26.00 in cash, without interest. No fractional shares of Kindred common stock will be issued in the Merger, and our stockholders will receive cash in lieu of fractional shares, if any, of Kindred common stock. Each share of Kindred common stock outstanding immediately prior to the effective time will remain outstanding and will not be affected by the Merger. Upon completion of the transaction, our stockholders will own approximately 22% of Kindred’s outstanding common stock.

The consummation of the Merger is subject to certain conditions, including the adoption by our and Kindred stockholders of the Merger Agreement; clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; receipt of certain other licensure and regulatory approvals; receipt of the proceeds of the financing described below; and other customary closing conditions.

The Merger Agreement also contains certain termination rights and provides that (i) upon termination of the Merger Agreement under specified circumstances, including, among others, a change in the recommendation of our board of directors or termination of the Merger Agreement to enter into a written definitive agreement for a “superior proposal,” we will be required to pay Kindred a termination fee of $26 million and (ii) upon the termination of the Merger Agreement under specified circumstances, including, among others, a change in the recommendation of the board of directors of Kindred or Kindred’s failure to receive the proceeds of the financing discussed below, after all of the other conditions to closing have been met, Kindred will be required to pay us a termination fee of $62 million.

Kindred has obtained a financing commitment from JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets Inc. in connection with the pending transaction. We believe these funds, in addition to existing cash balances, will be sufficient to finance the cash consideration to our stockholders and to refinance certain existing Kindred and RehabCare debt.

Industry Overview

As a provider of program management services and an operator of hospitals, our revenues and growth are affected by trends and developments in healthcare spending. According to the Centers for Medicare and Medicaid Services (“CMS”), total healthcare expenditures in the United States grew by 4.0% to approximately $2.5 trillion in 2009 or 17.6% of the United States gross domestic product.

CMS further projects that total healthcare spending in the United States will continue to grow an average of 6.3% annually from 2010 through 2019.  According to these estimates, healthcare expenditures will account for approximately $4.6 trillion, or 19.6%, of the United States gross domestic product by 2020.

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

We believe healthcare expenditures and longer life expectancy of the general population will place increased pressure on healthcare providers to find innovative, efficient means of delivering healthcare services. In particular, many of the health conditions associated with aging — such as stroke and heart attack, neurological disorders and diseases and injuries to the muscles, bones and joints — will increase the demand for rehabilitative therapy and long-term acute care. These trends, combined with the need for acute care hospitals to move their patients into the appropriate level of care on a timely basis, will encourage healthcare providers to efficiently direct patients to long-term acute care hospitals, inpatient rehabilitation facilities, skilled nursing therapy, outpatient therapy, home health and other post-acute programs.

The growth of managed care and its focus on cost control has encouraged healthcare providers to deliver quality care at the lowest cost possible.  Changes in Medicare and Medicaid reimbursement rules also have driven declines in average inpatient days per admission. In many cases, patients are treated initially in a higher cost, acute-care hospital setting. After their condition has stabilized, they are either moved to a lower cost setting, such as a skilled nursing facility or subacute nursing facility, or are moved to another post-acute institution, such as an inpatient rehabilitation facility or a long-term acute care hospital.  Alternatively, patients are discharged to their home and treated on a home health or outpatient basis. Thus, while hospital inpatient admissions have continued to grow, the number of average inpatient days per admission has declined.

There are approximately 4,000 general acute-care hospitals in the United States, including approximately 1,000 hospitals with inpatient rehabilitation facilities (“IRFs”).  We currently provide acute rehabilitation program management services to 105 hospitals that operate inpatient rehabilitation facilities.

There are over 15,000 Medicare-certified skilled nursing facilities in the United States.  We currently provide contract therapy services to 1,112 of those facilities.  In addition to skilled nursing facilities, we have expanded our service offerings to deliver therapy management services in additional settings such as long-term care, home health, assisted living facilities and continuing care retirement communities.

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

Lower intensity rehabilitation for medically complex patients with pulmonary conditions, stroke, cancer, heart failure, burns and wounds and other similar diagnoses.

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
Hospitals:
Long-Term Acute Care Hospitals (LTACHs) Rehabilitation Hospitals
Provide high-level therapeutic and clinical care to patients with medically complex diagnoses generally with an average length of stay of 25 days or more.

Provide intense interdisciplinary rehabilitation services to patients on an inpatient and outpatient basis.

Financial information about each of our business segments is contained in Note 20, “Industry Segment Information,” to our consolidated financial statements.

The following table summarizes, by geographic region in the United States, our program management and hospital locations as of December 31, 2010.

	Program Management Services
	Inpatient
	Rehabilitation/	Outpatient	Contract
	Skilled Nursing	Therapy	Therapy
Geographic Region	Units	Programs	Programs	Hospitals
Mountain Region	1/1	1	52	1
North Central Region	37/1	9	341	7
Northeast Region	14/2	5	143	2
South Central Region	30/0	6	378	23
Southeast Region	13/2	9	147	1
Western Region	9/5	0	51	0
Puerto Rico	1/0	0	0	0
Total	105/11	30	1,112	34

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

Inpatient Rehabilitation. Since 1982, our inpatient division has been a leader in operating IRFs in acute-care hospitals on a contract basis. As of December 31, 2010, we managed IRFs in 105 hospitals for patients with various diagnoses including stroke, orthopedic conditions, arthritis, spinal cord and traumatic brain injuries.

We establish IRFs in acute-care hospitals that have vacant space and unmet rehabilitation needs in their markets. We also work with hospitals that currently operate IRFs to determine the projected level of cost savings we can deliver to them by implementing our scheduling, clinical protocol and outcome systems, as well as through productivity training for existing staff. In the case of hospitals that do not operate IRFs, we review their historical and existing hospital population, as well as the demographics of the geographic region, to determine the optimal size of the proposed IRF and the potential of the new facility under our management to attract patients and generate revenues sufficient to cover anticipated expenses.

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

Subacute Rehabilitation. In 1994, the inpatient division added a skilled nursing service line in response to client requests for management services and our strategic decision to broaden our inpatient services.  As of December 31, 2010, we managed 11 inpatient skilled nursing units. The hospital-based skilled nursing unit enables patients to remain in a hospital setting where emergency needs can be met quickly as opposed to being sent to a freestanding skilled nursing facility. These types of units are located within the acute-care hospital and are separately licensed.

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

Outpatient

In 1993, we began managing outpatient therapy programs that provide therapy services to patients with work-related and sports-related illnesses and injuries. As of December 31, 2010, we managed 30 hospital-based and satellite outpatient therapy programs. An outpatient therapy program complements the hospital’s occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation facilities and medical/surgical beds. An outpatient therapy program also attracts patients into the hospital and is operated either on the client hospital’s campus or in satellite locations controlled by the hospital.

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

Skilled Nursing Rehabilitation Services

In 1997, we added therapy management for freestanding skilled nursing facilities to our service offerings. This program affords the client the opportunity to fulfill its continuing need for therapists on a full-time or part-time basis without the need to hire and retain full-time staff. As of December 31, 2010, we managed 1,112 contract therapy programs.

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

Hospitals

We entered the rehabilitation and long-term acute care hospital market in 2005 when we acquired substantially all of the operating assets of MeadowBrook Healthcare, Inc. (“MeadowBrook”), an operator of two rehabilitation hospitals and two LTACHs.  These facilities treat patients who require intensive inpatient rehabilitative care and patients with medically complex diagnoses.  Patient care is provided by nursing and therapy staff as directed by a physician order.  Effective November 24, 2009, we acquired all of the outstanding stock of Triumph HealthCare Holdings, Inc., which operated 20 LTACHs at the time of acquisition, more than doubling the size of our hospital segment.  As of December 31, 2010, we operated 29 LTACHs and five rehabilitation hospitals.  We are the sole owner of 19 of these hospitals. We retain a 51% to 99% ownership in the remaining 15 jointly owned hospitals.  Our hospitals are located in Texas, Oklahoma, Louisiana, Georgia, Missouri, Illinois, Ohio, Indiana, Pennsylvania, Michigan, North Dakota and Colorado.  Except for two Company-owned facilities, all of these facilities are located in property leased by us under long-term leases.  Our facilities range in size from 20 to 115 licensed beds.  We also own a 40% equity interest in a freestanding rehabilitation hospital in Kokomo, Indiana.  A rehabilitation hospital in Miami, Florida was classified as held for sale at December 31, 2010.

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

Strategy

Our operations are guided by a defined strategy aimed at advancing the profitability and growth of our company through the delivery of high quality healthcare services to patients.  The focal point of that strategy is the development of clinically integrated post acute continuums of care in geographic regions throughout the United States where we provide services in a full spectrum of post acute patient settings.  We plan to execute this strategy over the long-term through acquisitions, joint ownership arrangements with market leading healthcare providers and by aggressively pursuing additional program management opportunities.

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

We rely on our ability to attract, develop and retain nurses, therapists and program management personnel.  We compete for these professionals with other healthcare companies, including current and potential clients, which seek to fill positions with either regular or temporary employees.

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

Under Medicare’s acute-care PPS, a hospital may keep the difference between its DRG payment and its operating costs incurred in furnishing inpatient services, but the hospital is generally at risk for any operating costs that exceed the applicable DRG payment rate.  For certain Medicare beneficiaries who have unusually costly hospital stays, CMS will provide additional payments above those specified for the diagnosis-related group.

The PPS for IRFs is similar to the DRG payment system used for acute-care hospital services but uses a case-mix group (“CMG”) rather than a DRG. Each patient is assigned to a CMG based on clinical characteristics and expected resource needs as a result of information reported on a patient assessment instrument which is completed upon patient admission and discharge. Under the PPS for IRFs, an IRF may keep the difference between its CMG payment and its operating costs incurred in furnishing patient services, but it is at risk for operating costs that exceed the applicable CMG payment.

To qualify for the PPS for IRFs, IRFs (such as those operated by our hospital division and managed in our hospital rehabilitation services division) must satisfy what is now known as the 60% Rule.  The rule requires that 60% of patients fall within thirteen specific diagnostic categories. We continue to monitor the regulatory environment for any new rules that could affect this statute.  We believe that the PPS for IRFs favors low-cost, efficient providers, and that our efficiencies gained through economies of scale and our focus on cost management in the rehabilitation field are attractive to operators in the hospital sector.

LTACHs are currently reimbursed under a prospective payment system (“LTACH-PPS”) pursuant to which Medicare classifies patients into distinct DRGs based upon specific clinical characteristics and expected resource needs.  Skilled nursing facilities are also subject to a prospective payment system based on resource utilization group (“RUG”) classifications.

On March 23, 2010, the President signed the Patient Protection and Affordable Care Act (“PPACA”), commonly referred to as healthcare reform. While the bill includes numerous payment, access and participation requirements extending over the next 10 years, we are directly affected by the following Medicare provisions over the first phase of implementation:

1)	Extension of the Medicare Part B therapy cap exceptions process.
2)	Extension of the LTACH provisions found in MMSEA (defined below).
3)	Limitation on new physician owned hospitals and expansions.
4)	Incremental annual rate reductions for IRFs & LTACHs.
5)	Productivity adjustments for IRFs, LTACHs & skilled nursing facilities (“SNFs”).
6)	Pilot project on post-acute bundling & acute care re-admissions.

As of January 1, 2006, certain limits or caps on the amount of reimbursement for therapy services provided to Medicare Part B patients came into effect.  Beginning January 1, 2011, the annual therapy caps are $1,870 for occupational therapy and a combined cap of $1,870 for physical and speech therapy.  Prior to January 1, 2010, most of our Medicare Part B patients qualified for an automatic exception to these caps due to their clinical complexities.  However, the therapy cap exception process expired on January 1, 2010.  On March 2, 2010, the President signed HR 4961, a short term extension for a number of expiring provisions.  Contained in this bill was a retro-active extension of the Medicare Part B therapy cap exception process from January 1, 2010 through June 30, 2010.  As part of PPACA, the therapy cap exception process was extended another six months.  In December 2010, the President signed a bill further extending the therapy cap exception process through December 31, 2011.  Unless legislation is enacted to extend the exception process, therapy caps will return beginning on January 1, 2012.

The 2007 Medicare, Medicaid and SCHIP Extension Act (“MMSEA” or “2007 SCHIP Extension Act”) established a three-year moratorium, which was scheduled to end on December 31, 2010, on the establishment or classification of any new LTACH facilities, any satellite facilities and increases in bed capacity at existing LTACHs.  MMSEA also provided regulatory relief for a three year period to LTACHs to ensure continued access to current long-term acute care hospital services.  Specifically, until after cost reporting periods beginning on or after July 1, 2010, MMSEA prevented CMS from implementing a new payment provision for short stay outlier cases, provided that the so-called 25% Rule will not be applied to freestanding LTACHs and grandfathered LTACHs such as the one we operate in New Orleans and provided that the phase-in of the 25% Rule for admissions from hospitals co-located with an LTACH or LTACH satellite would be frozen at the 50% level.  The 25% Rule limits LTACH prospective payment system paid admissions from a single referral source to 25%.  Admissions beyond the 25% threshold would be paid using lower inpatient PPS rates.  As part of PPACA, the MMSEA provisions noted herein were further extended through December 31, 2012.

Under PPACA, new laws were enacted effective March 23, 2010 governing physician-owned hospitals.  Physician-owned hospitals are regulated under the “whole hospital” exception provision, which requires that physicians have ownership in the entire hospital and not just a department or distinct area.  The whole hospital exception provision expired on December 31, 2010 for new physician owned hospitals.  The new law creates a ceiling on existing ownership percentages not to exceed the levels on March 23, 2010.  The new law also restricts any expansion on beds, procedural rooms or operating rooms. The Secretary of Health and Human Services (the “Secretary”) will develop new rules by February 2012 that would permit exceptions to these restrictions.  We have LTACHs in Houston and Dallas which are minority owned by physicians.  These hospitals were all established prior to the enactment of PPACA and therefore will continue to qualify for the whole hospital exception.  Effective March of 2013, these and other existing physician owned hospitals will be subject to new disclosure and transparency requirements in order to maintain their status.

PPACA contains the following statutory annual rate reductions incremental to annual market basket adjustments (note that the 2010 payment year reductions were effective beginning April 1, 2010 while all other reductions are effective at the start of each respective rate year):

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

Beginning by January 1, 2013, the Secretary will commission a pilot study on bundling. Bundling is the concept of making one, episodic payment for a patient to a provider for their care.  It is not unlike the current Medicare Severity-DRG (MS-DRG) system currently in place since 1983 for acute care hospitals.  The bundling pilot study will include the areas of post-acute care, namely IRF, LTACH, SNF and home health as well as physician services, inpatient acute care and outpatient services and will establish an episode of care spanning 3 days prior to admission into an acute care setting and 30 days post discharge from an acute care setting. Goals of the pilot are to demonstrate the ability to reduce costs while preserving or improving quality of care.  Should these goals be met, the Secretary can extend the pilot to January 1, 2016.

Beginning on October 1, 2012 as part of PPACA, acute care hospitals will receive lower payments for preventable re-admissions to their hospitals. While there is no financial penalty for post-acute hospitals, such acute care re-admissions from one of our hospitals could have an adverse effect on our future referrals and admissions.

On July 31, 2009, CMS issued its final payment rule for skilled nursing facilities for federal rate year 2010 that included provisions that would take effect in federal rate year 2011.  The final rule included a net payment rate reduction of 1.1% for skilled nursing facilities beginning on October 1, 2009 and two provisions that began on October 1, 2010: a move from the current payment system of resource utilization groups (“RUGs III”) to RUGs IV and changes to the reimbursement rules for concurrent therapy.  As a result of PPACA, the start date for the conversion to RUGs IV would have been delayed until October 1, 2011.  However, CMS moved forward with RUGs IV rates and the 2010 Medicare & Medicaid Extension Act signed by the President in December of 2010 included a technical correction that eliminated the delay of RUGs IV rates.

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

The Medicare Modernization Act of 2003 directed CMS to create a program using independent recovery audit contractors (“RACs”) to collect improper Medicare overpayments.  The RAC program, which began with a demonstration pilot in three states, has now been expanded to all 50 states.   We will continue to challenge and appeal any claims that we believe have been inappropriately denied.

Medicare reimbursement for outpatient rehabilitation services is based on the lesser of the provider’s actual charge for such services or the applicable Medicare physician fee schedule amount established by CMS. This reimbursement system applies regardless of whether the therapy services are furnished in a hospital outpatient department, a skilled nursing facility, an assisted living facility, a physician’s office, or the office of a therapist in private practice.  The physician fee schedule is subject to change from year to year.  In December 2010, the President signed a bill extending the current physician fee schedule through December 31, 2011.  Failure to enact further legislation will result in a 28-30% reduction in rates beginning on January 1, 2012.

On November 2, 2010, CMS issued its final rule on an existing payment policy called the Multiple Procedure Payment Reduction for most Medicare Part B therapy services.  This policy addresses one of the larger components of the procedural billing code for all therapy procedures that follow the first procedure.  The final rule will result in a 25% reduction in reimbursement of practice expenses for secondary procedures when multiple therapy services are provided on the same day.  This negative impact was partially offset by an 8-9% increase in practice expense relative value unit reimbursement.  We estimate that the final rule will have a gross negative annual impact on operating earnings of approximately $5 to $6 million in our skilled nursing rehabilitation services (“SRS”) division based upon our 2010 Part B therapy revenue run rate.  After mitigation, we believe that the net impact will be $2 to $3 million in 2011.  The SRS division derives approximately one-third of its revenues from Medicare Part B.  The impact on our other divisions is not expected to be material.

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

Employees

As of December 31, 2010, we had approximately 18,800 employees, approximately 9,900 of whom were full-time employees, including approximately 5,500 employees in our program management business, 3,800 employees in our hospitals and 600 employees in our corporate offices.  The physicians who are the medical directors in our managed IRFs and hospitals are independent contractors and not our employees. None of our employees are subject to a collective bargaining agreement.

Non-Audit Services Performed by Independent Accountants

Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934 and Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our audit committee to be performed by KPMG LLP, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the year ended December 31, 2010, we did not receive any non-audit services performed by KPMG.

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

There are risks and uncertainties associated with the proposed merger with Kindred Healthcare, Inc.

On February 7, 2011, we and Kindred Healthcare, Inc. (“Kindred”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the acquisition of us by Kindred.  The acquisition will be effected by the merger of us with and into Kindred (the “Merger”), with Kindred being the surviving corporation (provided that either we or Kindred may prior to the effective time of the merger elect to change the method of effecting the merger to provide for a merger of Kindred Healthcare Development, Inc. with and into us, with RehabCare Group, Inc. surviving as a wholly owned subsidiary of Kindred).

There are a number of risks and uncertainties relating to the Merger. For example, the Merger may not be consummated or may not be consummated as currently anticipated, as a result of several factors, including, but not limited to, the failure to satisfy the closing conditions set forth in the Merger Agreement. In addition, there can be no assurance that approval of our and Kindred’s stockholders and requisite regulatory approvals (including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) will be obtained, that the other conditions to closing of the Merger, including the obtaining of debt financing by Kindred, will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger.

Our business could be adversely impacted as a result of uncertainty related to the Merger.

The Merger could cause disruptions in our business relationships and business generally, which could have an adverse effect on our business, financial condition, results of operations and cash flows.  For example:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and pursuit of our strategic initiatives;
•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key managers and other employees; and
•	customers and suppliers may experience uncertainty about our future and seek alternative business relationships with third parties or seek to alter their business relationships with us.

Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or pursue opportunities that may arise prior to the closing of the Merger.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and we must pay many of these fees and costs regardless of whether or not we consummate the Merger.

Failure to complete the Merger could negatively impact our business, financial condition, results of operations or stock price.

The completion of the Merger is subject to a number of conditions and there can be no assurance that the conditions to the completion of the Merger will be satisfied or that the Merger will otherwise occur. If the Merger is not completed, we will be subject to several risks, including:

•
the current price of our common stock may reflect a market assumption that the Merger will occur, meaning that a failure to complete the Merger could result in a decline in the price of our common stock;

•	we may be required to pay a termination fee of $26 million if the Merger Agreement is terminated under certain circumstances, which would negatively affect our liquidity;
•	we expect to incur substantial transaction costs in connection with the Merger, whether or not it is completed; and
•	we would not realize any of the anticipated benefits of having completed the Merger.

Our operations may deteriorate if we are unable to attract, develop and retain our operational personnel.

Our success is dependent on attracting, developing and retaining operational personnel, especially those individuals who are responsible for administering our hospitals and operating the inpatient units, outpatient programs and contract therapy locations in our program management business. In particular, we rely significantly on our ability to attract, develop and retain qualified recruiters, area managers, program managers, regional managers and hospital administrators and operators. The available pool of individuals who meet our qualifications for these positions is limited and the competition for labor in the healthcare industry is intense. We may not be able to continue to attract and develop qualified people to fill these essential positions and we may not be able to retain them once they are employed.

Shortages of qualified therapists, nurses and other healthcare personnel could increase our operating costs and negatively impact our business.

Our operations are dependent on the efforts, abilities and experience of our management and medical support personnel, such as therapists and other allied healthcare professionals. We rely significantly on our ability to attract, develop and retain therapists, nurses and other healthcare personnel who possess the skills, experience and, as required, the licensure necessary to meet the specified requirements of our business. In some markets, the availability of nurses, therapists and other medical support personnel has become a significant operating issue to healthcare providers. Current and future shortages of such skilled labor may require us to continue to enhance wages and benefits in order to recruit and retain qualified personnel, or it may require us to hire more costly temporary personnel. We must continually evaluate, train and upgrade our employees to keep pace with clients’ and patients’ needs. If we are unable to attract and retain qualified healthcare personnel, the quality of our services may decline and we may lose customers and patients.

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

Medicaid reimbursement is a significant revenue source for skilled nursing facilities and other long-term care facilities where contract therapy services are provided. Reductions in Medicaid reimbursement could negatively impact skilled nursing facilities and long-term care facilities which, in turn, could adversely affect the revenues, profitability and cash flows of our contract therapy business.

If we do not manage admissions in the IRFs that we manage or own in compliance with the 60% Rule, reimbursement for services rendered by us in those IRF settings will be based on less favorable rates.

IRFs are subject to the 60% Rule which now requires that 60% or more of the patients admitted to the facilities have one or more of 13 specific conditions in order to qualify for the IRF PPS. If that compliance threshold is not maintained, the IRF will be reimbursed at the lower PPS applicable to acute care hospitals. That may lead to reduced revenue in our owned IRFs and may also lead our IRF clients to attempt to renegotiate the terms of our contracts or terminate our contracts, in either case adversely affecting our revenues and profitability.

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

As of December 31, 2010, all of our 29 long-term acute care hospitals were certified by Medicare as LTACHs.  If our LTACHs fail to meet or maintain the standards for certification as long-term acute care hospitals, such as average minimum length of patient stay, they will receive payments under the PPS applicable to general acute care hospitals rather than payment under the system applicable to LTACHs. Payments at rates applicable to general acute care hospitals would result in our LTACHs receiving less Medicare reimbursement than they currently receive for their patient services and our profit margins would likely decrease.

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

Prior to the May 2007 final rule, the 25% admissions threshold was applicable only to Medicare HIH admissions from hospitals co-located with an LTACH or LTACH satellite. Under the May 2007 final rule, HIHs that admit Medicare patients from non-co-located hospitals, freestanding LTACHs and grandfathered LTACH HIHs are all subject to the Medicare admission thresholds. To the extent that any LTACH’s or LTACH satellite facility’s discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTACH or LTACH satellite) exceed the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges would be subject to a downward payment adjustment. Cases admitted in excess of the applicable threshold would be reimbursed at inpatient PPS rates which are generally lower than LTACH-PPS rates.  Cases reaching outlier status at the short term acute care hospital prior to admission to an LTACH do not count toward the threshold and would be paid under LTACH-PPS.

 The 2007 SCHIP Extension Act provided regulatory relief for a three year period to LTACHs to ensure continued access to current long-term acute care hospital services.  PPACA further extended the relief under the 2007 SCHIP Extension Act through 2012.  Specifically, the PPACA legislation provided that the 25% Rule will not be applied to freestanding LTACHs and grandfathered LTACHs such as the one we operate in New Orleans until after cost reporting periods beginning on or after July 1, 2012.

When the moratorium period expires on December 31, 2012, the May 2007 final rule will be applied as it was originally written unless the moratorium is extended through new legislation.  When the moratorium expires, it could have an adverse financial impact on our net operating revenues and profitability.

The moratorium on the Medicare certification of new LTACHs and beds in existing LTACHs could limit our ability to increase LTACH bed capacity, expand into new geographic regions, or increase services in existing areas we serve.

The 2007 SCHIP Extension Act imposed a three-year moratorium, beginning on December 29, 2007, on the establishment and classification of new LTACHs, LTACH satellite facilities and LTACH beds in existing LTACH or satellite facilities.  PPACA extended this moratorium by two additional years.  The moratorium does not apply to LTACHs that, before December 29, 2007, (i) began the qualifying period for payment under the LTACH-PPS, (ii) had a written agreement with an unrelated party for the construction, renovation, lease or demolition for a LTACH and had expended at least 10% of the estimated cost of the project or $2,500,000, or (iii) had obtained an approved certificate of need. The moratorium also does not apply to an increase in beds in an existing hospital or satellite facility if the LTACH is located in a state where there is only one other LTACH and the LTACH requests an increase in beds following the closure or the decrease in the number of beds of the other LTACH. We may acquire LTACHs that were in existence prior to December 29, 2007, and would not expect this moratorium to materially impact our strategy to expand by acquiring additional LTACHs if such LTACHs can be acquired at attractive valuations. This moratorium could, however, otherwise adversely affect our ability to increase LTACH bed capacity, expand into new geographic regions, or increase bed capacity in existing areas we serve.

Changes in federal or state law limiting or prohibiting certain physician referrals may preclude physicians from investing in our hospitals or referring to hospitals in which they already own an interest.

The federal self referral law, or “Stark Law,” prohibits a physician who has a financial relationship with an entity from referring his or her Medicare or Medicaid patients to that entity for certain designated health services, including inpatient and outpatient hospital services.  Physicians who have a direct or indirect ownership interest in a hospital will not be prohibited from referring to the hospital because of the applicability of the “whole hospital exception” to the Stark Law. With the enactments of PPACA and the expiration of the whole hospital exception on December 31, 2010, we must now adhere to the new laws which restrict the expansion of both existing physician ownership percentages and the number of beds, procedural rooms or operating rooms. Furthermore, our existing physician owned locations in Dallas and Houston, TX will be subject to new disclosure and transparency requirements beginning in March of 2013 in order to maintain their status. There can be no assurance that new legislation or regulation further prohibiting or limiting physician referrals to physician-owned hospitals will not be successfully enacted in the future. If such federal or state laws are adopted, among other outcomes, physicians who have invested in our hospitals could be precluded from referring to, investing in or continuing to be physician owners of a hospital.

Our hospitals may be unable to reduce costs to offset completely any decreases in our revenues.

As of December 31, 2010, we owned and operated 29 LTACHs and five IRFs operating in 12 states. Reduced levels of occupancy in our facilities and reductions in reimbursements from Medicare, Medicaid or other payors would adversely impact our revenues and liquidity. We may be unable to put in place corresponding reductions in costs in response to declines in census or other revenue shortfalls. The inability to timely adjust our operations to address a decrease in our revenues could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

We have incurred substantial indebtedness to grow our business and we may be unable to service or refinance this debt, which could have negative consequences on our business in the future and may place us at a competitive disadvantage in our industry.

As of December 31, 2010, we had total outstanding indebtedness of $398.5 million and total consolidated stockholders’ equity of $500.1 million.  This high level of debt could have negative consequences. For example, it could:

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

One of the primary risks relating to current market conditions is the possibility that the lenders under our credit agreement will be unable to provide liquidity when needed. While we are not aware of any specific risks involving our counterparties, there can be no assurance that all of the lenders to our credit agreement will fulfill their commitments if we need to make additional draws against our revolving credit facility. In addition, a rapid increase in interest rates and/or a decline in our operating performance could impair our ability to comply with the financial covenants contained in our credit facility. A default due to the violation of these covenants could require us to immediately repay all amounts then outstanding under the credit facility. If we anticipate a potential covenant violation, we would seek relief from our lenders; however, such relief might not be granted or might be granted on terms less favorable than those in our existing credit agreement.  As of December 31, 2010, we were in compliance with all debt covenants.

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

Our hospitals generally lease the facilities that support their operations typically under long-term non-cancellable operating leases and our hospital facility leases represent the largest portion of our rent expense.  As of December 31, 2010, 32 of our hospitals leased the facilities that support their operations and two hospitals owned their facilities.  Our hospital leases generally have initial terms of 12 to 20 years, and most of our leases contain one or more options to extend the lease term for up to five additional years for each option.  Our hospitals are generally responsible for property taxes, property and casualty insurance and routine maintenance expenses. Other than our principal executive offices and hospital facilities, none of our other properties are considered materially important.

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

On February 10, 2011, a purported class action complaint relating to Kindred’s proposed acquisition of us was filed in the Circuit Court of St. Louis County, Missouri, against us and certain of our directors and officers, as well as Kindred, by Arthur I. Murray, Jr., individually and on behalf of all of our stockholders, excluding the defendants and their affiliates. The complaint alleges, among other allegations, that the consideration our stockholders will receive in connection with the proposed transaction is inadequate and that the individual director and officer defendants breached their fiduciary duties to our stockholders in approving the Merger Agreement. The complaint further alleges that the individual director and officer defendants were aided and abetted in such breaches by us and Kindred. The complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the Merger from being consummated in accordance with the agreed-upon terms. The case is styled Arthur I. Murray, Jr. v. RehabCare Group, Inc., et al. (No. I.I.S.L. – CC00566, Circuit Court, St. Louis Co., MO). Another purported class action complaint, styled Norfolk County Retirement System v. Harry E. Rich, et al. (C.A. No. 6197 (DE (Wilmington) Court of Chancery) and filed on February 15, 2011, asserts substantially identical claims and seeks similar relief against us, certain of our directors and officers and Kindred, on behalf of all of our stockholders, excluding the defendants and their affiliates. We believe that these complaints are without merit and intend to defend them vigorously.

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

Our common stock is listed and traded on the New York Stock Exchange under the symbol “RHB.”  The following graph compares the cumulative total stockholder returns, assuming the reinvestment of dividends, of our common stock on an indexed basis with the New York Stock Exchange (“NYSE”) Market Index and the Dow Jones U.S. Health Care Providers Index for the five year period ended December 31, 2010.  The graph assumes an investment of $100 made in our common stock and each index on January 1, 2006. We did not pay any dividends during the period reflected in the graph.  The Company does not anticipate paying cash dividends in the foreseeable future.  Our common stock price performance shown below should not be viewed as being indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
RehabCare Group
NYSE Composite Index
DJUS Health Care Providers
$160
$140
$120
$100
$80
$60
$40
DOLLARS
2005
2006
2007
2008
2009
2010
ASSUMES $100 INVESTED ON JAN. 01, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

	1/1/2006	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
RehabCare Group	$100.00	$73.51	$111.68	$75.05	$150.64	$117.33
NYSE Market Index	$100.00	$120.47	$131.15	$79.67	$102.20	$115.88
Health Care Providers	$100.00	$98.43	$117.33	$63.74	$86.58	$95.51

As of January 31, 2011, there were 520 shareholders of record of the Company’s common stock and an estimated 7,900 persons or entities holding common stock in nominee name.  The following table sets forth the high and low sales price per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated.  The stock price information is based on published financial sources.

Calendar Quarter		1st	2nd	3rd	4th
2010	High	$34.19	$31.52	$22.21	$23.77
	Low	25.10	21.78	16.25	18.89
2009	High	$18.75	$23.93	$25.65	$31.29
	Low	12.45	16.04	20.63	18.75

We did not purchase any of our equity securities during 2009 or 2010.

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding common stock authorized for issuance under equity compensation plans.

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

SIX-YEAR FINANCIAL SUMMARY
Dollars in thousands, except per share data
(Year ended December 31,)	2010	2009	2008	2007	2006	2005
Consolidated statement of earnings data:
Operating revenues	$1,329,443	$848,612	$714,030	$675,600	$585,923	$438,048
Operating earnings	133,559	40,920	28,299	24,861	19,758	32,489
Amounts attributable to RehabCare: (2)
Earnings (loss) from continuing operations	$61,213	$21,590	$16,711	$11,402	$6,500	$(17,447)
Basic EPS from continuing operations	$2.53	$1.17	$0.95	$0.66	$0.38	$(1.04)
Diluted EPS from continuing operations	$2.48	$1.14	$0.94	$0.65	$0.38	$(1.04)
Weighted average shares outstanding (000s):
Basic	24,231	18,481	17,583	17,226	17,008	16,751
Diluted	24,706	18,862	17,798	17,459	17,243	16,751

Consolidated balance sheet data:
Working capital	$117,613	$110,882	$97,284	$80,285	$85,982	$60,664
Total assets	1,126,569	1,109,980	438,406	408,560	428,296	272,925
Total liabilities	605,586	650,360	160,606	163,271	217,431	74,677
Total equity	520,983	459,620	277,800	245,289	210,865	198,248

Financial statistics:
Operating margin	10.0%	4.8%	4.0%	3.7%	3.4%	7.4%
Net margin (2)	4.6%	2.5%	2.3%	1.7%	1.1%	(4.0)%
Current ratio	1.7:1	1.7:1	2.1:1	1.9:1	1.9:1	1.9:1
Diluted EPS growth rate (2)	117.5%	21.3%	44.6%	71.1%	136.5%	(176.5)%
Return on equity (1) (2)	12.5%	5.9%	6.4%	5.0%	3.2%	(8.6)%

Operating statistics:
Hospitals:
Number of hospitals at end of year (3)	34	33	10	7	6	4
Number of patient discharges (3)	17,984	7,054	4,620	3,946	2,640	732
Program management:
Inpatient units:
Average number of programs	116	121	122	127	137	145
Average admissions per program	396	393	377	363	360	372
Outpatient programs:
Average number of locations	31	35	33	35	41	42
Patient visits (000s)	1,078	1,264	983	1,006	1,130	1,146
Contract therapy:
Average number of locations (4)	1,135	1,088	1,066	1,125	1,018	749

(1)	Based on average of beginning and ending equity.
(2)	The results for 2005 include after tax losses on our equity investment in InteliStaf Holdings, Inc. of $36.5 million or $2.18 per diluted share.
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

Overview

We operate in the following two business segments, which are managed separately based on fundamental differences in operations: program management services and hospitals.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and skilled nursing rehabilitation services (including contract therapy in skilled nursing facilities, resident-centered management consulting services and staffing services for therapists and nurses).  Our hospitals segment owns and operates 29 long-term acute care hospitals (LTACHs) and 5 inpatient rehabilitation hospitals.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Revenues:
Program management:
Skilled nursing rehabilitation services	$516,278	$496,250	$457,229
Hospital rehabilitation services	180,009	178,168	165,658
Program management total	696,287	674,418	622,887
Hospitals	633,156	174,194	91,143
Total	$1,329,443	$848,612	$714,030

Operating Earnings (Loss):
Program management:
Skilled nursing rehabilitation services	$39,184	$37,753	$25,544
Hospital rehabilitation services	32,925	29,487	21,997
Program management total	72,109	67,240	47,541
Hospitals (1)	61,450	(26,066)	(18,511)
Unallocated corporate expenses (2)	—	(254)	(731)
Total	$133,559	$40,920	$28,299

(1)
The 2009 operating earnings of hospitals include $7.2 million of acquisition-related expenses for costs directly related to the acquisition of Triumph including fees for legal, accounting, advisory and other outside services.

(2)	Represents general corporate overhead costs associated with Phase 2 Consulting, Inc., which was sold on June 1, 2009.

Effective November 24, 2009, we acquired all of the outstanding common stock of Triumph HealthCare Holdings, Inc. (“Triumph”) for a purchase price of approximately $541.0 million.  On the acquisition date, Triumph operated 20 LTACHs in seven states.  Triumph’s results of operations have been included in our financial statements prospectively beginning after the date of acquisition.  In 2009, we also acquired LTACHs in Dallas, Texas and Philadelphia, Pennsylvania and opened a majority-owned LTACH in Peoria, Illinois.  In 2010, we opened an LTACH in Houston, Texas.  These activities expanded the number of LTACHs we own and operate to 29, making us the third largest LTACH provider in the United States.

In November 2010, we announced that we had entered into an Equity Exchange Agreement with Select Medical Corporation under which we agreed to exchange our 60-bed inpatient rehabilitation hospital in Miami (the “Miami hospital”) for Select’s 70-bed long-term acute care hospital in northwest Indiana.  This transaction closed on January 1, 2011.  The Miami hospital has been classified as a discontinued operation pursuant to U.S. generally accepted accounting principles (“GAAP”).  Prior year comparative amounts throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the treatment of the Miami hospital as a discontinued operation.

Effective June 1, 2009, we completed the sale of all the outstanding common stock of Phase 2 Consulting, Inc. (“Phase 2”) to Premier, Inc. for approximately $5.5 million.  Phase 2 provides management and economic consulting services to the healthcare industry and had been a subsidiary of ours since it was acquired in 2004.  This transaction allows our management to focus on its core businesses.  Phase 2 has been classified as a discontinued operation pursuant to GAAP.

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

In our hospital segment, we derive nearly all of our revenues from fees for patient care services, which are usually paid for or reimbursed by Medicare, Medicaid or third party managed care programs.  Our hospital segment accounted for 47.6% of our consolidated operating revenues in 2010.  The following table identifies the primary payer sources and relative mix of our hospital segment’s net operating revenues for the periods stated:

	Year Ended December 31,
	2010	2009	2008
Medicare	69.5%	69.1%	75.9%
Medicaid	1.2	2.1	0.7
Other third party payors	28.8	27.9	22.3
Self-pay	0.1	0.1	0.5
Total net patient revenue	99.6	99.2	99.4
Other revenue	0.4	0.8	0.6
	100.0%	100.0%	100.0%

Triumph’s results of operations have been included in our hospital segment’s results prospectively beginning after the November 2009 date of acquisition.  The decrease in the percent of net revenues attributable to Medicare from 2008 to 2010 reflects an increase in revenues attributable to managed Medicare and private fee-for-service plans that are included in “other third party payors” category in the table above.  As part of the Balanced Budget Act of 1997, Congress created a program of private, managed healthcare coverage for Medicare beneficiaries. This program has been referred to as Medicare Part C, Medicare+Choice or Medicare Advantage.  While we expect our payor mix will remain heavily weighted towards traditional Medicare, we could continue to see a shift of traditional Medicare patients into managed Medicare and private fee-for-service plans.

Results of Operations

The following table sets forth the percentage that selected items in the consolidated statements of earnings bear to operating revenues for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Operating revenues	100.0%	100.0%	100.0%
Cost and expenses:
Operating	79.5	80.7	81.1
Selling, general and administrative	8.2	12.6	12.9
Depreciation and amortization	2.3	1.9	2.0
Operating earnings	10.0	4.8	4.0
Interest expense	(2.5)	(0.7)	(0.6)
Equity in net income of affiliate	0.1	0.1	0.1
Earnings from continuing operations before income taxes	7.6	4.2	3.5
Income taxes	2.7	1.9	1.4
Earnings from continuing operations, net of tax	4.9	2.3	2.1
Gain from discontinued operations, net of tax	0.1	0.2	0.2
Net earnings	5.0	2.5	2.3
Net (income) loss attributable to noncontrolling interests	(0.3)	0.2	0.3
Net earnings attributable to RehabCare	4.7%	2.7%	2.6%

Twelve Months Ended December 31, 2010 Compared to Twelve Months Ended December 31, 2009

Revenues
	2010	2009	% Change
	(dollars in thousands)

Skilled nursing rehabilitation services	$516,278	$496,250	4.0%
Hospital rehabilitation services	180,009	178,168	1.0
Hospitals	633,156	174,194	263.5
Consolidated revenues	$1,329,443	$848,612	56.7%

Consolidated operating revenues increased from $848.6 million in 2009 to over $1.3 billion in 2010.  The revenue increase primarily reflects the continued growth of our hospital and skilled nursing rehabilitation services.  The 2010 growth in our hospital business is primarily due to the acquisition of Triumph on November 24, 2009 but also reflects same store revenue growth.  Revenues for hospital rehabilitation services increased slightly in 2010.

Skilled Nursing Rehabilitation Services (SRS).  SRS operating revenues increased $20.0 million or 4.0% from 2009 to 2010.  The average number of contract therapy locations operated in 2010 grew 4.3% compared to 2009.  Same store contract therapy revenues increased by 2.2% while minutes of service decreased by 0.1% in 2010 as compared to 2009.  Same store revenues grew by 8.8% in 2009 as compared to 2008.  The reduction in our same store revenue growth rate primarily reflects both pricing pressure resulting from a market basket decrease for skilled nursing facilities as per CMS’s final rule for rate year 2010, which was effective beginning on October 1, 2009, and a reduction in Medicare Part B therapy minutes delivered resulting from the elimination of the Part B therapy cap exception process during the months of January and February 2010.  We also believe the higher same store revenue growth rate in the prior year reflected the continued development and implementation of clinical programs designed to achieve optimal outcomes, and there is currently less of an opportunity for incremental growth from such programs.

Hospital Rehabilitation Services (HRS).  HRS operating revenues increased $1.8 million or 1.0% from 2009 to 2010 as inpatient revenue declined by 1.3% and outpatient revenue increased by 7.6%.  The decline in inpatient revenue in 2010 was primarily due to a 4.1% decline in the average number of inpatient programs operated, partially offset by a 2.9% increase in average revenue per program.  The increase in average revenue per program reflects same store inpatient rehabilitation facility (“IRF”) revenue and discharge growth of 3.7% and 3.8%, respectively, compared to 2009.  HRS operated 105 IRF programs as of December 31, 2010 compared to 106 as of December 31, 2009.  The increase in outpatient revenue in 2010 reflects a 23.2% increase in average revenue per program due to a 9.3% increase in outpatient same store revenues, a 7.6% increase in same store outpatient units of service and a significant change in contract mix.  The average number of outpatient units operated declined by 12.7% in 2010.

Hospitals.  Hospitals segment revenues increased $459.0 million or 263.5% from 2009 to 2010.  Triumph, including the impact of new locations in Philadelphia and Houston Heights, contributed incremental revenues of $413.0 million in 2010.  The increase in revenues in 2010 also reflects the June 2009 acquisition of an LTACH in Dallas, Texas and the August 2009 opening of an LTACH in Peoria, Illinois, which became certified as an LTACH effective May 1, 2010.  Same store revenues increased by $12.7 million or 10.1% in 2010 reflecting a 3.1% increase in same store patient discharges and a 7.9% increase in same store revenue per patient day primarily attributable to improved case management.

Cost and Expenses
		% of		% of
	2010	Revenue	2009	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$1,056,671	79.5%	$684,312	80.7%
Selling, general and administrative	108,618	8.2	107,130	12.6
Depreciation and amortization	30,595	2.3	16,250	1.9
Total costs and expenses	$1,195,884	90.0%	$807,692	95.2%

Operating expenses decreased as a percentage of revenues as a result of improved operating performance by our hospitals segment, particularly our legacy hospitals.  Triumph also contributed to the hospital segment’s improvement in 2010.  This impact was partially offset by an increase in SRS’s and HRS’s operating expenses as explained below.  The decrease in selling, general and administrative expenses as a percentage of revenues reflects the increase in consolidated revenues, resulting in improved fixed overhead leverage, combined with the cost savings achieved by corporate and division realignment activities completed in 2009 and a reduction in corporate senior management incentive costs incurred in 2010.  Selling, general and administrative expenses for 2009 also included approximately $7.2 million of external costs associated with the Triumph acquisition.

Our provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts increased by $2.6 million from $7.5 million in 2009 to $10.1 million in 2010.  Triumph, which was acquired in November 2009, recorded provisions for doubtful accounts of $3.6 million and $0.3 million in 2010 and 2009, respectively.

		% of		% of
		Unit		Unit
	2010	Revenue	2009	Revenue
	(dollars in thousands)
Skilled Nursing Rehabilitation Services:
Operating expenses	$423,399	82.0%	$402,461	81.1%
Selling, general and administrative	48,172	9.3	49,753	10.0
Depreciation and amortization	5,523	1.1	6,283	1.3
Total costs and expenses	$477,094	92.4%	$458,497	92.4%
Hospital Rehabilitation Services:
Operating expenses	$127,550	70.9%	$124,758	70.0%
Selling, general and administrative	17,312	9.6	21,500	12.1
Depreciation and amortization	2,222	1.2	2,423	1.3
Total costs and expenses	$147,084	81.7%	$148,681	83.4%
Hospitals:
Operating expenses	$505,722	79.9%	$157,093	90.2%
Selling, general and administrative	43,134	6.8	35,623	20.5
Depreciation and amortization	22,850	3.6	7,544	4.3
Total costs and expenses	$571,706	90.3%	$200,260	115.0%

Skilled Nursing Rehabilitation Services (SRS).  Total SRS costs and expenses as a percentage of unit revenue remained flat in 2010 compared to 2009.  Direct operating expenses increased as a percentage of unit revenue as a 3.9% increase in contract therapy labor and benefit costs per minute of service more than offset increases in average contract therapy revenue per minute.  The increase in labor costs is primarily the result of lower therapist productivity in 2010 which we believe was negatively impacted by the rollout of our new point of service technologies to approximately 60% of our units, the transition to Minimum Data Set (MDS) 3.0 and a shift away from concurrent therapy to therapy in individual settings.  This shift to therapy in individual settings began in September 2010 in anticipation of reimbursement rule changes on concurrent therapy that went into effect on October 1, 2010.  Selling, general and administrative expenses as a percentage of unit revenue declined in 2010 primarily as a result of improvements in fixed overhead leverage combined with lower corporate and division management incentive costs.  Depreciation and amortization expense decreased as certain fixed assets and intangible assets became fully amortized in 2010 and 2009.  As a result of these factors combined with higher revenues, SRS’s operating earnings increased by approximately $1.4 million from $37.8 million in 2009 to $39.2 million in 2010.

Hospital Rehabilitation Services (HRS).  Total HRS costs and expenses as a percentage of unit revenue decreased in 2010 compared to 2009 primarily due to a decrease in selling, general and administrative expenses.  Operating expenses increased as a percentage of unit revenue in 2010 primarily due to a change in our outpatient contract mix.  Selling, general and administrative expenses decreased primarily as a result of improvements in fixed overhead leverage combined with cost savings from corporate and division realignment activities that were completed in 2009 and a reduction in corporate senior management incentive costs.  Depreciation and amortization expense decreased as certain fixed assets became fully amortized in 2009.  HRS’s operating earnings increased from $29.5 million in 2009 to $32.9 million in 2010.

Hospitals.  Total hospital segment costs and expenses as a percentage of unit revenue declined from 2009 to 2010 reflecting the incremental profit contributed by the Triumph hospitals, improved operating performance by our legacy hospitals and improved leverage of selling, general and administrative expenses and other operating expenses.  Combined start-up and ramp-up losses decreased from $4.8 million in 2009 to $1.6 million in 2010.  The 2009 losses primarily related to the ramp-up of our LTACH in Kansas City, Missouri and start-up of our LTACH in Peoria, Illinois while the 2010 losses relate entirely to the start-up and ramp-up of our LTACH in Peoria, Illinois.  Additionally, the Dallas LTAC Hospital, which was acquired on June 30, 2009, improved its operating earnings by approximately $6.9 million from 2009 to 2010.  Selling, general and administrative expenses decreased from the prior year largely due to improvements in fixed overhead leverage combined with a $9.9 million decrease in merger, acquisition and joint venture development expenses.  Depreciation and amortization expense increased from 2009 to 2010 primarily due to depreciation and amortization associated with Triumph but declined as a percentage of revenue.  The hospital segment generated operating earnings of $61.5 million in 2010 compared to an operating loss of $26.1 million in 2009.  The Triumph hospitals contributed operating earnings of $64.1 million and $3.7 million in 2010 and 2009, respectively.

Non-operating Items

Interest expense increased from $5.5 million in 2009 to $33.2 million in 2010 primarily due to the net increase in borrowings which occurred in connection with funding the November 24, 2009 acquisition of Triumph.  The balances outstanding on all forms of indebtedness were $398.5 million and $464.2 million at December 31, 2010 and 2009, respectively.  These balances exclude unamortized original issue discounts.  Interest expense includes interest incurred on all borrowings, amortization of deferred loan origination fees, amortization of original issue discounts, commitment fees paid on the unused portion of our line of credit and fees paid on outstanding letters of credit.

Earnings from continuing operations before income taxes increased to $101.4 million in 2010 from $35.9 million in 2009.  The provision for income taxes was $36.6 million in 2010 and $16.3 million in 2009.  The provision for income taxes as a percentage of income before taxes less net earnings attributable to noncontrolling interests was 37.4% in 2010 and 43.0% in 2009.  The decrease in the effective tax rate reflects a lower overall weighted average statutory state tax rate resulting from the Triumph acquisition and a smaller unfavorable effective tax rate impact of permanent tax differences due to increased taxable income.  In addition, during the second quarter of 2010, we recognized a $0.8 million tax benefit for the combined impact of the reversal of a contingency reserve due to a favorable ruling received from the Internal Revenue Service and the benefit of tax credits identified during the quarter.   Finally, the higher effective tax rate in 2009 reflects the fact that certain acquisition-related expenses incurred in connection with the Triumph transaction were not deductible for tax purposes.

We recorded income from discontinued operations, net of tax, of approximately $1.2 million in 2010 and $1.4 million in 2009.  Such income primarily relates to the operations of our Miami hospital, which was classified as held for sale as of December 31, 2010.  Income from discontinued operations in 2009 is net of a $0.7 million after tax loss on the sale of Phase 2.

Net earnings (losses) attributable to noncontrolling interests in consolidated subsidiaries were $3.7 million and $(2.0) million in 2010 and 2009, respectively.  Nearly all of our consolidated subsidiaries with a noncontrolling interest were profitable in 2010.  The net losses in 2009 primarily relate to the recognition of the noncontrolling interests’ share of the losses incurred by our hospitals in Peoria, Kansas City and Dallas.

Net earnings attributable to RehabCare were $62.5 million in 2010 compared to $23.0 million in 2009.  Diluted earnings per share attributable to RehabCare were $2.53 in 2010 compared to $1.22 in 2009.

Twelve Months Ended December 31, 2009 Compared to Twelve Months Ended December 31, 2008

Revenues
	2009	2008	% Change
	(dollars in thousands)

Skilled nursing rehabilitation services	$496,250	$457,229	8.5%
Hospital rehabilitation services	178,168	165,658	7.6
Hospitals	174,194	91,143	91.1
Consolidated revenues	$848,612	$714,030	18.8%

Consolidated operating revenues increased from $714.0 million in 2008 to $848.6 million in 2009 due to growth in each of our business units.

Skilled Nursing Rehabilitation Services (SRS).  SRS operating revenues increased $39.0 million or 8.5% from 2008 to 2009.  Same store contract therapy revenues grew 8.8% reflecting a 5.7% increase in same store minutes of service.  Higher average daily census, improved therapist productivity, a market basket adjustment for skilled nursing facilities which became effective October 1, 2008 and the continued development and implementation of clinical programs contributed to the growth in same store revenues.  The average number of contract therapy locations operated during 2009 grew 2.1% compared to 2008.

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

Hospitals.  Hospitals segment revenues increased $83.1 million or 91.1% from 2008 to 2009.  The acquisition of Triumph contributed incremental revenues of $39.7 million in 2009.  The increase in revenues in 2009 also reflects the June 2009 acquisition of an LTACH in Dallas, the June 2008 acquisition of The Specialty Hospital in Rome, Georgia, the November 2008 opening of a rehabilitation hospital in St. Louis, Missouri and the December 2008 certification of an LTACH in Kansas City, Missouri.  Same store revenues increased by $9.4 million or 11.4% in 2009 as compared to 2008.  One LTACH hospital contributed $5.4 million to the same store revenue growth primarily as a result of an increase in patient census.

Cost and Expenses
		% of		% of
	2009	Revenue	2008	Revenue
	(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$684,312	80.7%	$579,179	81.1%
Selling, general and administrative	107,130	12.6	92,177	12.9
Depreciation and amortization	16,250	1.9	14,375	2.0
Total costs and expenses	$807,692	95.2%	$685,731	96.0%

Operating expenses as a percentage of revenues decreased primarily due to improved operating performances by all of our businesses.  The decrease in selling, general and administrative expenses as a percentage of revenues reflects the increase in revenues combined with the cost savings achieved by eliminating approximately 60 corporate and division support positions in the second half of 2008.  These cost savings were more than offset by, an increase in both long-term and short-term management incentives, reflecting our improved overall performance , and an increase in selling, general and administrative expenses incurred by our hospital segment including approximately $7.2 million of external costs associated with the Triumph acquisition.

Our provision for doubtful accounts is included in operating expenses.  On a consolidated basis, the provision for doubtful accounts decreased by $1.1 million from $8.6 million in 2008 to $7.5 million in 2009.  Our HRS business decreased its provision by $1.2 million in 2009.  HRS recorded a $1.2 million specific provision in 2008 related to our trade and note receivables due from Signature Healthcare Foundation.  This specific provision was a result of Signature’s deteriorating financial condition during 2008.  In February 2009, we terminated our staffing agreement with Signature and took possession of Signature’s operating assets in full satisfaction of our receivables from Signature.

		% of		% of
		Unit		Unit
	2009	Revenue	2008	Revenue
	(dollars in thousands)
Skilled Nursing Rehabilitation Services:
Operating expenses	$402,461	81.1%	$373,939	81.8%
Selling, general and administrative	49,753	10.0	50,911	11.1
Depreciation and amortization	6,283	1.3	6,835	1.5
Total costs and expenses	$458,497	92.4%	$431,685	94.4%
Hospital Rehabilitation Services:
Operating expenses	$124,758	70.0%	$118,291	71.4%
Selling, general and administrative	21,500	12.1	22,729	13.7
Depreciation and amortization	2,423	1.3	2,641	1.6
Total costs and expenses	$148,681	83.4%	$143,661	86.7%
Hospitals:
Operating expenses	$157,093	90.2%	$86,949	95.4%
Selling, general and administrative	35,623	20.5	17,806	19.5
Depreciation and amortization	7,544	4.3	4,899	5.4
Total costs and expenses	$200,260	115.0%	$109,654	120.3%

Skilled Nursing Rehabilitation Services (SRS).  Total SRS costs and expenses as a percentage of unit revenue decreased in 2009 compared to 2008 primarily due to an increase in therapist productivity and a decrease in selling, general and administrative expenses.  Operating expenses declined as a percentage of unit revenue primarily due to a reduction in labor and benefit costs as a percentage of revenue.  This was driven by therapist productivity improvements and lower contract labor usage in 2009 which more than offset the impact of wage rate and benefit cost increases.  Improved therapist retention and a reduction in the time to fill permanent positions may have contributed to the decreased use of contract labor.  Selling, general and administrative expenses decreased primarily due to the cost savings achieved from the division and corporate realignment activities that were completed in the second half of 2008.  Depreciation and amortization expense decreased primarily due to lower depreciation associated with capitalized software which became fully depreciated in 2008.  As a result of these factors combined with higher revenues, SRS’s operating earnings increased by approximately $12.3 million from $25.5 million in 2008 to $37.8 million in 2009.

Hospital Rehabilitation Services (HRS).  Total HRS costs and expenses as a percentage of unit revenue decreased in 2009 compared to 2008 primarily due to improved operating performance and a decrease in selling, general and administrative expenses.  Operating expenses decreased as a percentage of unit revenue in 2009 reflecting a favorable change in the division’s contract mix, which included an additional 2.9 IRF programs on average in 2009 as compared to 2008 as well as a lower provision for doubtful accounts primarily due the charge taken in 2008 for receivables from Signature.  While the average number of IRF programs increased from 2008 to 2009, the actual number of IRF programs declined from 113 at the beginning of 2009 to 106 as of December 31, 2009.  Selling, general and administrative expenses decreased primarily as a result of corporate and division realignment activities during late 2008 and early 2009, respectively.  Depreciation and amortization expense decreased primarily due to lower depreciation associated with capitalized software which became fully depreciated in 2008.  HRS’s operating earnings increased from $22.0 million in 2008 to $29.5 million in 2009.

Hospitals.  Total hospital segment costs and expenses as a percentage of unit revenue decreased from 2008 to 2009.  Operating expenses decreased as a percentage of unit revenue in 2009 primarily as a result of improved operating performance by our legacy LTACHs in 2009.  In addition, Triumph’s hospitals generated operating profit of $3.7 million or 9.3% of revenue during the 37 days we owned Triumph in 2009.  Combined start-up and ramp-up losses declined from $5.8 million in 2008 to $4.8 million in 2009.  The 2009 losses relate primarily to the start-up of our LTACH in Peoria, Illinois and the ramp-up of our LTACH in Kansas City.  We define the ramp-up phase for an LTACH as the period during which the hospital attempts to build its patient census following the receipt of its LTACH Medicare provider number.  Selling, general and administrative expenses increased from the prior year largely due to costs incurred for acquisition and joint venture development activities and an investment in back office resources to support the growth of the business.  In 2009, we incurred $7.2 million of acquisition-related expenses for outside costs directly related to the acquisition of Triumph and another $3.5 million of expenses for outside services related to other acquisition-related activities.  In 2008, we incurred $1.8 million of expense related to outside services for canceled acquisitions and joint venture development projects.  On January 1, 2009, we adopted a new accounting standard for business combinations which requires us to expense all acquisition-related costs.  Prior to January 1, 2009, outside service costs incurred for consummated transactions were capitalized as a component of the acquisition cost and only costs related to canceled transactions were expensed.  Depreciation and amortization expense increased from 2008 to 2009 primarily due to depreciation and amortization associated with Triumph and our other new facilities.  As a result of these factors, the hospital segment incurred operating losses of $26.1 million in 2009 and $18.5 million in 2008.

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

Earnings from continuing operations before income taxes increased to $35.9 million in 2009 from $25.0 million in 2008.  The provision for income taxes was $16.3 million in 2009 compared to $10.3 million in 2008.  The provision for income taxes as a percentage of income before taxes less net earnings attributable to noncontrolling interests was 43.0% in 2009 and 38.2% in 2008.  The increase in the effective tax rate in 2009 reflects the fact that certain acquisition-related expenses incurred in connection with the Triumph transaction were not deductible for tax purposes.

We recorded income from discontinued operations, net of tax, of approximately $1.4 million in 2009 and $2.0 million in 2008.  Such income primarily relates to our Miami hospital, which was classified as held for sale as of December 31, 2010.  Discontinued operations also include Phase 2, which was sold in the second quarter of 2009, and a rehabilitation hospital located in Midland, Texas, which was sold in the third quarter of 2008.  The Company incurred an after tax loss of approximately $0.7 million on the sale of Phase 2 in 2009.

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

Liquidity and Capital Resources

As of December 31, 2010, we had $23.2 million in cash and cash equivalents, and a current ratio, the amount of current assets divided by current liabilities, of 1.7 to 1.  Net working capital increased by $6.7 million to $117.6 million at December 31, 2010 as compared to $110.9 million at December 31, 2009.  Net accounts receivable were $222.2 million at December 31, 2010, compared to $199.4 million at December 31, 2009. The increase in net accounts receivable occurred primarily in our hospital segment and is primarily attributable to the increase in revenues.  In addition, our Peoria hospital recently received its LTACH provider number and has retroactively billed Medicare back to May 1, 2010.  Including Triumph, the number of days sales outstanding (“DSO”) in net receivables was 61.9, 60.2 and 66.0 at December 31, 2010, 2009 and 2008, respectively.

We generated cash from operations of $103.8 million, $48.1 million and $48.7 million in the years ended December 31, 2010, 2009 and 2008, respectively.   Capital expenditures were $30.6 million, $13.2 million and $18.5 million in the years ended December 31, 2010, 2009 and 2008, respectively.  Our capital expenditures primarily relate to the construction of new hospitals, investments in information technology systems, equipment additions and replacements and various other capital improvements.  Over the next few years, we plan to continue to invest in information technology systems and the development and renovation of hospitals.  As noted earlier, Triumph’s results of operations have been included in our financial statements prospectively beginning after the date of acquisition.

We have historically financed our operations with funds generated from operating activities and borrowings under credit facilities and long-term debt instruments.  We believe our cash on hand, cash generated from operations and availability under our credit facility will be sufficient to meet our future working capital, capital expenditures, internal and external business expansion, and debt service requirements.

On November 24, 2009, we entered into a Credit Agreement (as defined in Note 9 to our accompanying consolidated financial statements).  The Credit Agreement provides for a five-year revolving credit facility of $125 million and a swingline subfacility of up to $25 million.  At December 31, 2010, the balance outstanding under the revolving credit facility was $1.4 million.  As of December 31, 2010, we had $11.8 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount we may borrow under the revolving credit facility.  As of December 31, 2010, after consideration of the effects of restrictive covenants, the available borrowing capacity under the line of credit was approximately $111.8 million.

The Credit Agreement also provided for a six-year $450 million term loan facility.  At December 31, 2010, the balance outstanding under the term loan was $385.5 million.  The term loan facility requires quarterly installments of $1,125,000 with the balance payable upon the final maturity.  In addition, we are required to make mandatory principal prepayments equal to a portion of our consolidated excess cash flow (as defined in the Credit Agreement) when our consolidated leverage ratio reaches certain levels.

The Credit Agreement contains certain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in similar credit facilities.  In addition, we are required to maintain on a consolidated basis a maximum ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined in the Credit Agreement), a maximum ratio of senior funded debt to EBITDA and a minimum ratio of adjusted earnings before interest, taxes, depreciation, amortization, rent and operating lease expense (“Adjusted EBITDAR” as defined in the Credit Agreement) to fixed charges.  As of December 31, 2010, we were in compliance with all debt covenants.  If we anticipate a potential covenant violation, we would seek relief from our lenders; however, such relief might not be granted or might be granted on terms less favorable than those in our existing Credit Agreement.

In 2009, we issued 6,210,000 shares of our common stock in a public equity offering which resulted in net proceeds, after underwriting fees and other direct costs, of approximately $140.2 million.  We used the net proceeds from the public equity offering along with the proceeds from our term loan facility to pay for the majority of the consideration used to acquire Triumph.

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

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2010 (in thousands):

		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years	Other
Operating leases (1)	$483,600	$32,154	$73,601	$73,469	$304,376	$—
Purchase obligations (2)	3,620	1,158	2,462	—	—	—
Long-term debt including capital lease obligations (3)	398,479	9,116	13,405	375,958	—	—
Interest on long-term debt (4)	111,690	23,737	45,787	42,166	—	—
Unrecognized tax benefits (5)	1,532	—	—	—	—	1,532
Other long-term liabilities (6)	3,958	—	—	—	—	3,958
Total	$1,002,879	$66,165	$135,255	$491,593	$304,376	$5,490

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

(3)	The amount of long-term debt reported on our consolidated balance sheet at December 31, 2010 includes unamortized original issue discounts of approximately $7,591,000.

(4)
Interest on our variable rate debt is estimated using the rate in effect as of December 31, 2010.  This line also includes interest related to capital lease obligations, but excludes the amortization of original issue discounts and the amortization of deferred loan fees.

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

(6)
We maintain a nonqualified deferred compensation plan for certain employees. Under the plan, participants may defer up to 70% of their salary and cash incentive compensation. The amounts are held in trust in investments designated by participants but remain our property until distribution. Because most distributions of funds are tied to the termination of employment or retirement of participants, we are not able to predict the timing of payments against this obligation.  At December 31, 2010, we owned trust assets with a value approximately equal to the total amount of this obligation.

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

Business Combinations.  We allocate the purchase price of acquired companies to the tangible assets acquired, intangible assets acquired and liabilities assumed based on their estimated fair values.  The excess of the purchase price over these fair values is recorded as goodwill.  We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.  The significant purchased intangible assets recorded by RehabCare include customer contracts, trade names and Medicare provider numbers.  Critical estimates in valuing these intangible assets include but are not limited to discount rates, the asset’s remaining economic life and future expected cash flows generated by the assets.  Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Allowance for Doubtful Accounts.  We make estimates of the collectability of our accounts receivable balances.  We determine an allowance for doubtful accounts based upon an analysis of the collectability of specific accounts, historical experience and the aging of the accounts receivable.  We specifically analyze customers with historical poor payment history and customer creditworthiness when evaluating the adequacy of the allowance for doubtful accounts. In our hospitals segment, the primary collection risks relate to the amounts for which the patient is responsible (deductibles and co-payments).  Our accounts receivable balance as of December 31, 2010 was $222.2 million, net of allowance for doubtful accounts of $24.3 million.  Our estimates of collectability require significant judgment.  If our customers’ ability to make payments to us were to deteriorate beyond the levels estimated, additional allowances may be required.  We continually evaluate the adequacy of our allowance for doubtful accounts and make adjustments in the periods any excess or shortfall is identified.

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

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation.  As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.  The estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined.  We did not record any significant adjustments for prior year Medicare or Medicaid cost reports in 2010, 2009 or 2008.  We are not aware of any material claims, disputes, or unsettled matters with third-party payors.

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

Under GAAP, goodwill and identifiable intangible assets with indefinite lives are not amortized but must be reviewed at least annually for impairment.  If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statement of earnings in an amount equal to the excess carrying value.  No impairments of identifiable intangible assets with indefinite-lives were identified during the three years ended December 31, 2010.

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

At December 31, 2010, unamortized goodwill related to our skilled nursing rehabilitation services, hospital rehabilitation services and hospitals businesses was $79.4 million, $39.7 million and $440.7 million, respectively.  We have not recorded any goodwill impairments during the three years ended December 31, 2010.  Our most recent impairment test was performed as of December 31, 2010.  A 10% decrease in the calculated fair value of each of our reporting units as of December 31, 2010 would not have resulted in a potential goodwill impairment.  However, for our hospitals reporting unit, a 15% decrease in the fair value of the reporting unit would have resulted in a potential goodwill impairment.  The amount of impairment loss, if any, would be determined during the second step of the impairment test.

Health, Workers Compensation, and Professional Liability Insurance Accruals.   We maintain an accrual for our health, workers compensation and professional liability claim costs that are partially self-insured and are classified in accrued salaries and wages (health insurance) and accrued expenses (workers compensation and professional liability) in our consolidated balance sheets.  At December 31, 2010, the combined amount of these accruals was approximately $23.1 million. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers compensation, and professional liability claims and payments, based on actuarial computations and industry experience and trends.  In analyzing the accruals, we also consider the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors.  If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals as appropriate in the period in which we make such a determination.  The ultimate cost of these claims may be greater than or less than the established accruals.  While we believe that the recorded amounts are appropriate, there can be no assurances that changes to management’s estimates will not occur due to limitations inherent in the estimation process.

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

The Company’s primary market risk exposure consists of changes in interest rates on certain borrowings that bear interest at floating rates.  Interest rate changes on variable rate debt impact our interest expense and cash flows, but do not impact the fair value of the underlying debt instruments. Borrowings under our revolving credit facility bear interest at our option at either a base rate or the London Interbank Offering Rate (“LIBOR”) for one, two, three or six month interest periods, or a nine or twelve month period if available, plus an applicable margin percentage.  The base rate is the greater of the federal funds rate plus one-half of 1%, Bank of America N.A.’s prime rate or one month LIBOR plus 1%.  The applicable margin percentage is based upon our consolidated total leverage ratio.  As of December 31, 2010, the balance outstanding under the revolving credit facility was $1.4 million and the interest rate on such borrowings was 5.75%.   A 100 basis point increase in the interest rate charged on the revolving credit facility would result in additional interest expense of approximately $14,000 on an annualized basis.

Borrowings under our term loan facility bear interest at our option at either the base rate plus 300 basis points or LIBOR plus 400 basis points with a LIBOR floor of 200 basis points.   As of December 31, 2010, the balance outstanding against the term loan facility was $385.5 million.  At December 31, 2010, the term loan facility was subject to a one-month LIBOR contract and the one-month LIBOR rate was 0.26% resulting in an all-in interest rate of 6.0% due to the 2.0% LIBOR floor and the 400 basis point margin.  Based on the $385.5 million of term loan debt outstanding at December 31, 2010, a 100 basis point increase in the one-month LIBOR rate would result in no additional interest expense (as a result of the LIBOR floor).  A 200 basis point increase in the LIBOR rate would result in additional interest expense of approximately $1.0 million on an annualized basis.

At December 31, 2010, we were not a party to any derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	50

Consolidated Balance Sheets as of December 31, 2010 and 2009	52

Consolidated Statements of Earnings for the years
ended December 31, 2010, 2009 and 2008	53

Consolidated Statements of Comprehensive Income for the years
ended December 31, 2010, 2009 and 2008	54

Consolidated Statements of Changes in Equity for the years
ended December 31, 2010, 2009 and 2008	55

Consolidated Statements of Cash Flows for the years
ended December 31, 2010, 2009 and 2008	56

Notes to the Consolidated Financial Statements	57

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
RehabCare Group, Inc.:

We have audited the accompanying consolidated balance sheets of RehabCare Group, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RehabCare Group, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company adopted FASB Financial Accounting Standard No. 141(R), Business Combinations (included in FASB ASC Topic 805, Business Combinations), as of January 1, 2009.

St. Louis, Missouri
February 28, 2011

REHABCARE GROUP, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31,
Assets	2010	2009
Current assets:
Cash and cash equivalents	$23,205	$24,690
Accounts receivable, net of allowance for doubtful accounts of $24,273 and $24,729, respectively	222,179	199,447
Deferred tax assets	21,034	21,249
Other current assets	14,559	17,116
Total current assets	280,977	262,502
Marketable securities, trading	3,965	3,314
Property and equipment, net	119,591	111,814
Goodwill	559,866	568,492
Intangible assets, net	127,227	135,406
Assets held for sale	10,407	—
Investment in unconsolidated affiliate	4,913	4,761
Other	19,623	23,691
Total assets	$1,126,569	$1,109,980

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$9,116	$7,507
Accounts payable	16,440	14,615
Accrued salaries and wages	78,863	80,138
Income taxes payable	2,906	97
Accrued expenses	56,039	49,263
Total current liabilities	163,364	151,620
Long-term debt, less current portion	381,772	447,760
Deferred compensation	3,958	3,352
Deferred tax liabilities	54,755	45,605
Other	1,737	2,023
Total liabilities	605,586	650,360

Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 28,304,789 shares and 28,036,014 shares as of December 31, 2010 and 2009, respectively	283	280
Additional paid-in capital	292,078	291,771
Retained earnings	262,441	199,991
Less common stock held in treasury at cost; 4,002,898 shares as of December 31, 2010 and 2009	(54,704)	(54,704)
Total stockholders’ equity	500,098	437,338
Noncontrolling interests	20,885	22,282
Total equity	520,983	459,620
Total liabilities and equity	$1,126,569	$1,109,980

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Consolidated Statements of Earnings
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Operating revenues	$1,329,443	$848,612	$714,030
Costs and expenses:
Operating	1,056,671	684,312	579,179
Selling, general and administrative	108,618	107,130	92,177
Depreciation and amortization	30,595	16,250	14,375
Total costs and expenses	1,195,884	807,692	685,731

Operating earnings	133,559	40,920	28,299

Interest income	98	98	143
Interest expense	(33,167)	(5,546)	(3,897)
Other income	319	12	21
Equity in net income of affiliate	640	431	471

Earnings from continuing operations before income taxes	101,449	35,915	25,037
Income taxes	36,559	16,291	10,312
Earnings from continuing operations, net of tax	64,890	19,624	14,725
Gain from discontinued operations, net of tax	1,237	1,365	1,994
Net earnings	66,127	20,989	16,719
Net (earnings) loss attributable to noncontrolling interests	(3,677)	1,966	1,986
Net earnings attributable to RehabCare	$62,450	$22,955	$18,705

Amounts attributable to RehabCare stockholders:
Earnings from continuing operations, net of tax	$61,213	$21,590	$16,711
Gain from discontinued operations, net of tax	1,237	1,365	1,994
Net earnings	$62,450	$22,955	$18,705

Basic earnings per share attributable to RehabCare:
Earnings from continuing operations, net of tax	$2.53	$1.17	$0.95
Gain from discontinued operations, net of tax	0.05	0.07	0.11
Net earnings	$2.58	$1.24	$1.06

Diluted earnings per share attributable to RehabCare:
Earnings from continuing operations, net of tax	$2.48	$1.14	$0.94
Gain from discontinued operations, net of tax	0.05	0.08	0.11
Net earnings	$2.53	$1.22	$1.05

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2010	2009	2008

Net earnings	$66,127	$20,989	$16,719

Other comprehensive income (loss), net of tax:

Changes in the fair value of derivative designated as a cash flow hedge, net of income tax expense (benefit) of $0, $267 and $(226), respectively	—	424	(358)
Total other comprehensive income (loss), net of tax	—	424	(358)

Comprehensive income	66,127	21,413	16,361

Comprehensive (income) loss attributable to noncontrolling interests	(3,677)	1,966	1,986

Comprehensive income attributable to RehabCare	$62,450	$23,379	$18,347

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Consolidated Statements of Changes in Equity
(in thousands)

	Amounts Attributable to RehabCare Stockholders
					Accumulated
		Additional			other	Non-
	Common	paid-in	Retained	Treasury	comprehensive	controlling	Total
	stock	capital	earnings	stock	earnings (loss)	interests	equity

Balance, December 31, 2007	$215	$140,246	$158,331	$(54,704)	$(66)	$1,267	$245,289

Net earnings (loss)	—	—	18,705	—	—	(1,986)	16,719
Changes in the fair value of derivative, net of tax	—	—	—	—	(358)	—	(358)
Stock-based compensation	—	3,195	—	—	—	—	3,195
Activity under stock plans	2	2,206	—	—	—	—	2,208
Contributions made by noncontrolling interests	—	—	—	—	—	10,747	10,747

Balance, December 31, 2008	217	145,647	177,036	(54,704)	(424)	10,028	277,800

Net earnings (loss)	—	—	22,955	—	—	(1,966)	20,989
Changes in the fair value of derivative, net of tax	—	—	—	—	424	—	424
Sale of common stock	62	140,187	—	—	—	—	140,249
Stock-based compensation	—	4,662	—	—	—	—	4,662
Activity under stock plans	1	1,275	—	—	—	—	1,276
Business combinations	—	—	—	—	—	11,591	11,591
Contributions made by noncontrolling interests	—	—	—	—	—	4,423	4,423
Distributions to noncontrolling interests	—	—	—	—	—	(1,794)	(1,794)

Balance, December 31, 2009	280	291,771	199,991	(54,704)	—	22,282	459,620

Net earnings	—	—	62,450	—	—	3,677	66,127
Stock-based compensation	—	3,940	—	—	—	—	3,940
Activity under stock plans	3	3,698	—	—	—	—	3,701
Contributions made by noncontrolling interests	—	—	—	—	—	2,354	2,354
Distributions to noncontrolling interests	—	—	—	—	—	(2,728)	(2,728)
Purchase of noncontrolling interests in subsidiaries	—	(7,331)	—	—	—	(4,700)	(12,031)

Balance, December 31, 2010	$283	$292,078	$262,441	$(54,704)	$—	$20,885	$520,983

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$66,127	$20,989	$16,719
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	30,808	16,522	14,886
Provision for doubtful accounts	10,209	7,794	10,178
Equity in net income of affiliate	(640)	(431)	(471)
Stock-based compensation	3,940	4,662	3,195
Income tax benefit related to stock options exercised	1,890	916	812
Excess tax benefit related to stock options exercised	(962)	(405)	(564)
Loss (gain) on disposal of discontinued operation	—	1,188	(321)
Gain on disposal of property and equipment	(319)	(12)	(21)
Changes in assets and liabilities:
Accounts receivable, net	(32,941)	(5,837)	(11,318)
Other current assets	2,413	(6,821)	846
Accounts payable	1,825	(3,478)	2,328
Accrued salaries and wages	(1,070)	5,715	4,952
Income taxes payable and deferred taxes	10,643	477	4,456
Accrued expenses	6,776	6,212	2,629
Other assets and other liabilities	5,139	599	352
Net cash provided by operating activities	103,838	48,090	48,658
Cash flows from investing activities:
Additions to property and equipment	(30,579)	(13,215)	(18,502)
Purchase of marketable securities	(783)	(476)	(509)
Proceeds from sale/maturities of marketable securities	506	607	546
Proceeds from disposition of business	—	5,043	7,193
Purchase of businesses, net of cash acquired	—	(549,783)	(8,408)
Other, net	(125)	(27)	(406)
Net cash used in investing activities	(30,981)	(557,851)	(20,086)
Cash flows from financing activities:
Net change in revolving credit facility	1,400	(57,000)	(11,500)
Proceeds from the issuance of long-term debt	—	450,000	—
Debt issuance costs	—	(28,448)	—
Principal payments on long-term debt	(67,080)	(1,749)	(6,000)
Net proceeds from the sale of common stock	—	140,249	—
Cash contributed by noncontrolling interests	2,354	4,423	3,663
Cash distributed to noncontrolling interests	(2,728)	(1,794)	—
Purchase of noncontrolling interests in subsidiaries	(12,031)	—	—
Activity under stock plans	2,781	992	1,809
Excess tax benefit related to stock options exercised	962	405	564
Net cash provided by (used in) financing activities	(74,342)	507,078	(11,464)
Net (decrease) increase in cash and cash equivalents	(1,485)	(2,683)	17,108
Cash and cash equivalents at beginning of year	24,690	27,373	10,265
Cash and cash equivalents at end of year	$23,205	$24,690	$27,373

See accompanying notes to consolidated financial statements.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

(1)	Overview of Company and Summary of Significant Accounting Policies

Overview of Company

RehabCare Group, Inc. (“the Company”) is a leading provider of program management services for inpatient rehabilitation and skilled nursing units, outpatient therapy programs and contract therapy services in conjunction with more than 1,250 hospitals, skilled nursing facilities, outpatient facilities and other long-term care facilities throughout the United States.  RehabCare also operates  five rehabilitation hospitals and 29 long term acute care hospitals, which provide specialized acute care for medically complex patients.

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

Certain prior year amounts have been reclassified to conform to current year presentation.  Such reclassifications primarily relate to the Company’s 60-bed inpatient rehabilitation hospital in Miami, Florida (the “Miami hospital”), which has been classified as held for sale as of December 31, 2010.  The Company reclassified its consolidated statements of earnings for the years ended December 31, 2009 and 2008 to show the results of operations for the Miami hospital as discontinued operations.

Cash Equivalents and Marketable Securities

Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less.  Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

The Company classifies its debt and equity securities into one of three categories:  held-to-maturity, trading, or available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date.  Investments at December 31, 2010 and 2009 consist of noncurrent marketable equity and debt securities.  All noncurrent marketable securities are classified as trading, with all investment income, including unrealized gains or losses recognized in the consolidated statements of earnings.  Noncurrent marketable securities include assets held in trust for the Company’s deferred compensation plan that are not available for operating purposes.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

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

At December 31, 2010, the Company’s hospital segment accounted for $106.2 million or 47.8% of the Company’s total net accounts receivable and $7.5 million or 30.7% of the Company’s total allowance for doubtful accounts.  A significant portion of Triumph’s business is concentrated in Houston, Texas.  Because the hospital segment is primarily reimbursed by Medicare and other third party payors, the Company believes concentrations by type of payor are more meaningful than geographic concentrations.  The following table identifies the sources and relative mix of the hospital segment’s net accounts receivable as of the dates stated:

	As of December 31,
Hospital segment	2010	2009
Medicare	62.9%	58.7%
Medicaid	2.3	2.8
Other third party payors	32.4	36.8
Self-pay	2.4	1.6
Total net patient accounts receivable	100.0	99.9
Other receivables	—	0.1
Total net accounts receivable	100.0%	100.0%

During the years ended December 31, 2010, 2009, and 2008, approximately 69.5%, 69.1%, and 75.9%, respectively, of the hospital segment’s net operating revenues related to patients participating in the Medicare program.  Because Medicare traditionally pays claims faster than other third-party payors, the hospital segment’s percentage of accounts receivable from Medicare is less than its percentage of net operating revenues from Medicare. While revenues and accounts receivable from the Medicare program are significant to the Company’s operations, the Company does not believe there are significant credit risks associated with these receivables.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

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

Disclosure About Fair Value of Financial Instruments

At December 31, 2010, the Company’s financial instruments consist of cash equivalents, accounts receivable, marketable securities, accounts payable and long-term debt.  The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short-term nature.   The carrying values of long-term debt were $390.9 million and $455.3 million at December 31, 2010 and 2009, respectively.  The fair values of long-term debt were $398.7 million and $464.2 million at December 31, 2010 and 2009, respectively, and are based on the interest rates offered for borrowings with comparable maturities.  The Company’s marketable securities (which had carrying values of $4.0 million and $3.3 million at December 31, 2010 and 2009, respectively) are recorded at fair value.  See Note 18, “Fair Value Measurements,” for additional information.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

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

The Company’s hospitals segment derives substantially all of its revenues from fees for patient care services, which are usually reimbursed by Medicare, Medicaid or third party managed care programs.   The Company’s hospitals recognize net patient revenues in the reporting period in which the services are performed based on our current gross billing rates, less actual adjustments and estimated discounts for contractual allowances.  These allowances are principally required for patients covered by Medicare, Medicaid, managed care health plans and other third-party payors.  Laws governing the Medicare and Medicaid programs are complex and subject to interpretation.  All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each facility to program beneficiaries.  Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to the Company under these reimbursement programs.  We did not record any significant adjustments for prior year Medicare or Medicaid cost reports in 2010, 2009 or 2008.

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

Health, Workers Compensation and Professional Liability Insurance Accruals

The Company maintains an accrual for health, workers compensation and professional liability claim costs that are partially self-insured and are classified in accrued salaries and wages (health insurance) and accrued expenses (workers compensation and professional liability).  The Company determines the adequacy of these accruals by periodically evaluating historical experience and trends related to claims and payments based on actuarial computations and industry experiences and trends.  At December 31, 2010, the balances for accrued health, workers compensation and professional liability were $7.1 million, $8.7 million and $7.3 million, respectively.  At December 31, 2009, the balances for accrued health, workers compensation and professional liability were $8.0 million, $5.3 million and $7.8 million, respectively.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

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

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which addresses the current diversity in practice related to the disclosure of pro forma information for business combinations.  In practice, some preparers, including the Company, have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods.  ASU 2010-29 clarifies that an entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in ASU 2010-29 are effective prospectively for business combinations which occur on or after the beginning of the first fiscal year which begins on or after December 15, 2010.  The Company will adopt ASU 2010-29 effective January 1, 2011.  The Company’s adoption of ASU 2010-29 will have no impact on the Company’s consolidated financial position or results of operations.

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

	Year Ended December 31,
	2010	2009	2008

Share-based compensation expense	$3,940	$4,662	$3,195
Income tax benefit	1,483	1,802	1,235

The Company has various incentive plans that provide long-term incentive and retention awards.  These awards include stock options and restricted stock awards.  At December 31, 2010, a total of 2,181,606 shares were available for future issuance under the plans.  The Company generally issues new shares of common stock to satisfy stock option exercises and restricted stock award vestings.

Stock Options

Stock options may be granted for a term not to exceed 10 years and must be granted within 5 years from the adoption of the current equity incentive plan.  All of the unvested stock options currently outstanding became fully exercisable after four years from date of grant.  The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model.  Estimates of fair value may not equal the value ultimately realized by those who receive equity awards.  No options were granted in 2010, 2009 or 2008.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

The following table provides a summary of stock options outstanding as of December 31, 2010 and changes during the year then ended:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Life (yrs)	(millions)

Outstanding at January 1, 2010	870,829	$25.11
Granted	—	—
Exercised	(161,162)	22.68
Forfeited or expired	(104,799)	33.28
Outstanding at December 31, 2010	604,868	$24.33	3.1	$1.2
Exercisable at December 31, 2010	604,868	$24.33	3.1	$1.2

The total intrinsic values of options exercised during the years ended December 31, 2010, 2009 and 2008 were approximately $1.2 million, $0.9 million and $1.4 million, respectively.

A summary of the status of the Company’s nonvested stock options as of December 31, 2010 and changes during the year ended December 31, 2010 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at January 1, 2010	7,500	$7.78
Granted	—	—
Vested	(7,500)	7.78
Forfeited	—	—
Nonvested at December 31, 2010	—	$ —

As of December 31, 2010, all options outstanding were fully vested, and therefore, there was no unrecognized compensation cost related to nonvested options.

Restricted Stock Awards

In 2006, the Company began issuing restricted stock awards to attract and retain key Company executives.  Nearly all of the awards will vest and be transferred to the participant at the end of a three-year restriction period provided that the participant has been an employee of the Company continuously throughout the restriction period.  In 2007, the Company also began issuing restricted stock awards to its nonemployee directors.  Such awards generally vest each quarter over the first four quarters following the date of grant.  All unvested restricted stock awards will immediately vest upon a change in control of the Company as defined in the restricted stock award agreement.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

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

The following table provides a summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2010 and the changes during the year ended December 31, 2010:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value

Nonvested at January 1, 2010	629,733	$16.81
Granted	200,383	27.51
Vested	(142,259)	16.68
Forfeited	(72,440)	18.67
Nonvested at December 31, 2010	615,417	$20.11

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2010, 2009 and 2008 was $27.51, $14.80 and $21.71, respectively.   The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was approximately $3.8 million, $1.5 million and $0.6 million, respectively.  As of December 31, 2010, there was approximately $3.1 million of unrecognized compensation cost related to nonvested restricted stock awards.  Such cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

(3)	Marketable Securities

Noncurrent marketable securities at December 31, 2010 and 2009 consist primarily of marketable equity securities, including mutual funds ($2.5 million and $1.9 million at December 31, 2010 and 2009, respectively), corporate and government bonds ($0.8 million at December 31, 2010 and 2009) and money market securities ($0.7 million and $0.6 million at December 31, 2010 and 2009, respectively) held in trust under the Company’s deferred compensation plan.

(4)	Allowance for Doubtful Accounts

Accounts receivable is reported net of the allowance for doubtful accounts.  Activity in the allowance for doubtful accounts is as follows (in thousands):

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008

Balance at beginning of year	$24,729	$19,480	$16,266
Provisions for doubtful accounts	10,209	7,794	9,643
Acquisitions	—	8,201	17
Disposition	—	(41)	—
Accounts written off, net of recoveries	(10,665)	(10,705)	(6,446)
Balance at end of year	$24,273	$24,729	$19,480

In 2008, the Company also recorded a $535,000 provision for doubtful accounts related to a note receivable.

(5)	Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2010	2009

Equipment	$105,539	$88,808
Land	6,043	6,043
Buildings and leasehold improvements	68,404	60,328
Buildings and equipment under capital lease obligations	11,243	11,243
	191,229	166,422
Less accumulated depreciation	71,638	54,608
	$119,591	$111,814

Depreciation expense incurred by continuing operations was approximately $21.7 million, $11.1 million and $10.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.  These amounts include amortization of assets recorded under capital leases.

(6)	Business Combinations

Effective November 24, 2009, the Company acquired all of the outstanding common stock of Triumph HealthCare Holdings, Inc. (“Triumph”) for a total purchase price of approximately $541.0 million, which includes a favorable purchase price adjustment of $3.3 million based on acquired working capital levels.  The seller originally disputed the Company’s calculation of the adjustment for acquired working capital levels.  The dispute was settled in the fourth quarter of 2010 with both parties agreeing to the final purchase price adjustment of $3.3 million.  At the acquisition date, Triumph operated 20 long-term acute care hospitals (“LTACHs”) in seven states.  In connection with this transaction, the Company recorded acquisition-related expenses of approximately $0.1 million and $7.2 million in the years ended December 31, 2010 and 2009, respectively.  Acquisition-related expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of earnings.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

Triumph’s results of operations have been included in the Company’s consolidated financial statements prospectively beginning after the date of acquisition.  The Company’s statements of earnings for 2010 and 2009 include operating revenues of approximately $452.7 million and $39.7 million, respectively, and operating earnings of approximately $64.1 million and $3.7 million, respectively, related to Triumph’s hospitals. The following pro forma information assumes the Triumph acquisition had occurred at the beginning of each period presented.  Such results have been prepared by adjusting the historical Company results to include Triumph’s results of operations, amortization of acquired finite-lived intangibles and incremental interest related to acquisition debt.  The pro forma results do not include any cost savings that may result from the combination of the Company’s and Triumph’s operations.  The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results.  Amounts are in thousands of dollars, except per share data.

	Year ended		Year ended
	December 31, 2009		December 31, 2008
	As Reported	Pro Forma	As Reported	Pro Forma

Operating revenues	$848,612	$1,239,960	$714,030	$1,137,756
Net earnings from continuing operations attributable to RehabCare	$21,590	$43,520	$16,711	$32,287
Diluted earnings per share from continuing operations attributable to RehabCare	$1.14	$1.79	$0.94	$1.34

(7)	Goodwill and Other Intangible Assets

In accordance with GAAP, the Company performs an annual test of impairment for goodwill and other indefinite lived intangible assets.  The impairment analysis is performed more frequently if events or changes in circumstances indicate that the carrying amount of such assets may exceed fair value.

Intangible assets with indefinite lives are not amortized but must be reviewed for impairment annually and whenever events or changes in circumstances indicate that the asset might be impaired.  If the impairment test indicates that the carrying value of an intangible asset exceeds its fair value, then an impairment loss should be recognized in the consolidated statement of earnings in an amount equal to the excess carrying value.  The Company performed a test for impairment for goodwill and other indefinite lived intangible assets as of December 31, 2010, 2009 and 2008.  Based upon the results of the tests performed, no impairment of goodwill or other intangible assets with indefinite useful lives was identified during the three years ended December 31, 2010.

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

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

At December 31, 2010 and 2009, the Company had the following intangible asset balances (in thousands of dollars):

	December 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing Intangible Assets:
Noncompete agreements	$4,710	$(3,078)	$4,710	$(1,566)
Customer contracts and relationships	23,096	(14,848)	23,096	(12,577)
Trade names	40,083	(5,529)	40,083	(2,792)
Medicare exemption	454	(454)	454	(340)
Market access assets	5,720	(596)	5,720	(310)
Certificates of need	9,442	(1,130)	9,442	(152)
Lease arrangements	1,305	(578)	1,305	(297)
Total	$84,810	$(26,213)	$84,810	$(18,034)

Non-amortizing Intangible Assets:
Trade names	$410		$410
Medicare provider numbers	68,220		68,220
	$68,630		$68,630

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

Amortizing intangible assets have the following weighted average useful lives as of December 31, 2010:  noncompete agreements – 3.8 years; contractual customer relationships – 5.3 years; amortizing trade names – 13.8 years; market access assets – 17.9 years; certificates of need – 8.9 years; and lease arrangements – 6.2 years.

Amortization expense incurred by continuing operations was approximately $8.2 million, $4.3 million and $3.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Estimated annual amortization expense for the next 5 years is: 2011 – $6.5 million; 2012 – 5.6 million; 2013 – $5.4 million; 2014 – $5.4 million and 2015 – $5.2 million.

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

				Healthcare Management
	SRS (a)	HRS (b)	Hospitals	Consulting (c)	Total
Balance at December 31, 2008	$79,419	$39,715	$48,087	$4,144	$171,365
Acquisitions	—	—	401,271	—	401,271
Dispositions	—	—	—	(4,144)	(4,144)
Balance at December 31, 2009	79,419	39,715	449,358	—	568,492
Assets held for sale	—	—	(8,626)	—	(8,626)
Balance at December 31, 2010	$79,419	$39,715	$440,732	$—	$559,866

(a)	Skilled Nursing Rehabilitation Services (SRS).
(b)	Hospital Rehabilitation Services (HRS).
(c)	The healthcare management consulting segment consists of Phase 2 Consulting, Inc., which was sold effective June 1, 2009.

(8)	Assets Held for Sale and Discontinued Operations

On November 3, 2010, the Company announced that it had entered into an Equity Exchange Agreement with Select Medical Corporation under which the Company agreed to exchange its 60-bed inpatient rehabilitation hospital in Miami (the “Miami hospital”) for Select’s 70-bed long-term acute care hospital in northwest Indiana (the “Northwest Indiana LTACH”).  This transaction closed on January 1, 2011.  At closing, Select also paid the Company cash consideration of approximately $2.0 million.  The total value of the transaction has been estimated at approximately $15.0 million.  The assets of the Northwest Indiana LTACH were valued using a discounted cash flows analysis under the income approach.  The Company expects to recognize a gain on the sale of the Miami hospital of approximately $5.0 million in the first quarter of 2011.

In accordance with the requirements of GAAP, the assets and liabilities of the Miami hospital have been reported on the December 31, 2010 consolidated balance sheet as assets and liabilities held for sale.  Summarized below are the carrying amounts of the major classes of these assets and liabilities at December 31, 2010 (in thousands):

Assets:
Current deferred tax assets	$43
Other current assets	144
Property and equipment, net	1,165
Goodwill	8,626
Other assets	429
Total assets held for sale	$10,407

Liabilities:
Accrued vacation	$205
Total liabilities held for sale	$205

The Miami hospital has been classified as a discontinued operation pursuant to GAAP.  The operating results for this discontinued operation are shown in the following table (in thousands).  No interest expense has been allocated.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

	2010	2009	2008

Operating revenues	$19,627	$20,815	$21,382
Costs and expenses	17,632	17,261	16,774
Operating gain from discontinued operations	1,995	3,554	4,608
Income tax expense	(758)	(1,350)	(1,751)
Gain from discontinued operations	$1,237	$2,204	$2,857

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

	2010	2009	2008

Operating revenues	$—	$2,833	$9,563
Costs and expenses	—	3,064	9,789
Operating loss from discontinued operations	—	(231)	(226)
Loss on disposal of assets of discontinued operations	—	(1,188)	—
Income tax benefit	—	553	88
Loss from discontinued operations	$—	$(866)	$(138)

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

	2010	2009	2008

Operating revenues	$—	$—	$3,962
Costs and expenses	—	(44)	5,471
Operating gain (loss) from discontinued operations	—	44	(1,509)
Gain on disposal of assets of discontinued operations	—	—	321
Income tax (expense) benefit	—	(17)	463
Gain (loss) from discontinued operations	$—	$27	$(725)

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

(9)	Long-Term Debt

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

The Credit Agreement contains certain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in similar credit facilities. In addition, the Company is required to maintain a maximum ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ((“EBITDA”) as defined in the Credit Agreement), a maximum ratio of senior funded debt to EBITDA and a minimum ratio of adjusted earnings before interest, taxes, depreciation, amortization, rent and operating leases ((“Adjusted EBITDAR) as defined in the Credit Agreement) to fixed charges.  As of December 31, 2010, the Company was in compliance with all debt covenants.  The annual commitment fees, letter of credit fees and interest rates to be charged on the outstanding principal balances in connection with the revolving credit facility are variable based upon the Company’s consolidated leverage ratios.

As of December 31, 2010, the balance outstanding under the revolving credit facility was $1.4 million.  At that date, the Company had approximately $11.8 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims.  The letters of credit reduce the amount the Company may borrow under its revolving credit facility.  As of December 31, 2010, after consideration of the effects of restrictive covenants, the available borrowing capacity under the revolving credit facility was approximately $111.8 million.

The term loan facility requires quarterly installments of $1,125,000 with the balance payable upon the final maturity.  In addition, the Company is required to make mandatory principal prepayments equal to a portion of its consolidated excess cash flow (as defined in the Credit Agreement) when its consolidated leverage ratio reaches certain levels.  At December 31, 2010, the balance outstanding under the term loan was $385.5 million, which excludes unamortized original issue discounts of $7.6 million.

As of December 31, 2010 and 2009, long-term borrowings, including the current portion of long-term debt, were as follows (dollars in thousands unless otherwise noted):

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

	December 31,
	2010	2009

Borrowings under $125 million revolving credit facility; maturity date of November 24, 2014	$1,400	$—

Term loan facility; payable in quarterly installments of $1,125 with remaining balance due on November 24, 2015; net of unamortized original issue discount of $7,591 and $8,892 at December 31, 2010 and 2009, respectively	377,909	441,108

Note payable to bank; bearing interest at LIBOR plus 4%; payable in monthly installments through November 2015 and $3.5 million due in December 2015	4,650	—

Note payable to bank; bearing interest at prime plus 1%, but not less than 5% nor greater than 7.5%; refinanced in December 2010	—	4,528

Capital lease obligations	6,929	9,631
	390,888	455,267
Less: current portion	(9,116)	(7,507)
	$381,772	$447,760

The Credit Agreement is collateralized by substantially all of the Company’s assets.  Borrowings under the $125 million revolving credit facility bear interest at the Company’s option at either a base rate or the London Interbank Offering Rate (“LIBOR”) for one, two, three or six month interest periods, or a nine or twelve month period if available, plus an applicable margin percentage.  The base rate is the greater of the federal funds rate plus one-half of 1%, Bank of America N.A.’s prime rate and one month LIBOR plus 1%.  The interest rate on the borrowings under the revolving credit facility was 5.75% at December 31, 2010.

Borrowings under the term loan facility bear interest at either the base rate plus 300 basis points or LIBOR plus 400 basis points with a LIBOR floor of 200 basis points.  The interest rate under the term loan facility was 6.0% at December 31, 2010.

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

The Company’s long-term debt is scheduled to mature as follows.  The maturities below exclude the impact of the term loan’s unamortized original issue discount of $7,591,000 at December 31, 2010.  Amounts are in thousands.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

2011	$9,116
2012	8,024
2013	5,381
2014	4,738
2015	371,220
Thereafter	—
Total	$398,479

Interest paid for 2010, 2009 and 2008 was $28.7 million, $4.8 million and $4.4 million, respectively. Included in the interest paid amounts are commitment fees on the unused portion of the revolving credit facility of $0.6 million, $0.3 million and $0.3 million for 2010, 2009 and 2008, respectively.

(10)	Stockholders’ Equity

In November 2009, the Company issued 6,210,000 shares of common stock, par value of $0.01 in a public equity offering which resulted in net proceeds, after underwriting fees and other direct costs, of approximately $140.2 million.  The net proceeds from the public equity offering were used in the acquisition of Triumph HealthCare.

As a result of activity under its equity compensation plans, the Company issued 268,775, 168,470, and 190,550 shares of common stock in 2010, 2009 and 2008, respectively.

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

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008
Numerator:
Earnings from continuing operations, net of tax	$61,213	$21,590	$16,711
Gain from discontinued operations, net of tax	1,237	1,365	1,994
Net earnings	$62,450	$22,955	$18,705

Denominator:
Basic weighted average common shares outstanding	24,231	18,481	17,583
Effect of dilutive securities:
stock options and restricted stock awards	475	381	215
Diluted weighted average common shares outstanding	24,706	18,862	17,798

Basic earnings per common share:
Earnings from continuing operations, net of tax	$2.53	$1.17	$0.95
Gain from discontinued operations, net of tax	0.05	0.07	0.11
Net earnings	$2.58	$1.24	$1.06

Diluted earnings per common share:
Earnings from continuing operations, net of tax	$2.48	$1.14	$0.94
Gain from discontinued operations, net of tax	0.05	0.08	0.11
Net earnings	$2.53	$1.22	$1.05

For fiscal 2010, 2009 and 2008, outstanding stock options totaling approximately 179,000, 710,000 and 912,000 potential shares, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

(12)	Employee Benefits

The Company has an Employee Savings Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees.  All employees who are at least 21 years of age are immediately eligible to participate in the plan.  Each participant may contribute from 2% to 20% of his or her annual compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is nondiscriminatory.  Contributions made by the Company to the Employee Savings Plan are at rates of up to 50% of the first 4% of employee contributions.  Expense in connection with the Employee Savings Plan for 2010, 2009 and 2008 totaled $4.1 million, $4.0 million and $3.9 million, respectively.

In connection with the acquisition of Triumph on November 24, 2009, the Company added the Triumph 401(k) Plan to its portfolio of employee benefit plans.  Substantially all full-time Triumph employees are eligible to participate in the plan.  Matching contributions under the plan are equal to 25% of the participant contributions up to 6% of their salary.  The Company’s matching contributions in connection with the Triumph 401(k) Plan were approximately $0.5 million in 2010 and $62,000 in 2009.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

The Company maintains nonqualified deferred compensation plans for certain employees.  Due to changes in the Internal Revenue Code impacting deferred compensation arrangements, the Company froze its plan, which became ineligible to receive future deferrals, on December 31, 2004.  To ensure compliance with Internal Revenue Code section 409A, a new plan was developed and implemented on July 1, 2005.  Under the 2005 plan, participants may defer up to 70% of their base salary and up to 70% of their cash incentive compensation.  Amounts for both plans are held by a trust in investments that are designated by participants but remain the property of the Company until distribution.  At December 31, 2010 and 2009, approximately $4.0 million and $3.4 million, respectively, were payable under the nonqualified deferred compensation plans and approximated the value of the trust assets owned by the Company.

(13)	Commitments

The Company is obligated under non-cancelable operating leases for the facilities that support the Company’s hospitals, the Company’s administrative functions and other operations.  The Company’s hospital facility leases represent the largest portion of rent expense and such leases generally have initial terms of 12 to 20 years with one or more renewal options.  Contingent rents are included in rent expense in the year incurred.  Future minimum lease payments at December 31, 2010 for those operating leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (amounts in thousands):

2011	$32,154
2012	36,092
2013	37,509
2014	37,932
2015	35,537
Thereafter	304,376
Total	$483,600

Rent expense for 2010, 2009 and 2008 was approximately $49.2 million, $18.8 million and $11.2 million, respectively.   As of December 31, 2010, the Company expected to receive future minimum rentals of approximately $0.3 million under noncancelable subleases having a remaining term in excess of one year.

Triumph’s headquarters are located in a medical office building in Houston, Texas.  Triumph owns a controlling interest in the building and leases out the remaining office space to physicians and other healthcare service providers.  As of December 31, 2010, the building had a carrying value of approximately $6.7 million and the Company expected to receive future minimum rentals under noncancelable leases of approximately $1.1 million.

Certain of the Company’s hospitals lease facilities and/or equipment under leases that are classified as capital leases.  Lease commitments under capital leases at December 31, 2010 are as follows (amounts in thousands):

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

2011	$3,533
2012	3,533
2013	658
2014	5
2015	—
Thereafter	—
Total minimum lease payments	7,729
Less: interest portion	(800)
Total obligations under capital leases	$6,929

The Company was not a party to any material open construction contracts as of December 31, 2010.

(14)	Income Taxes

The components of income tax expense (benefit), excluding discontinued operations, are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Federal – current	$25,032	$12,123	$6,112
Federal – deferred	7,699	1,914	2,867
State	3,828	2,254	1,333
	$36,559	$16,291	$10,312

A reconciliation between expected income taxes, computed by applying the statutory Federal income tax rate of 35% to earnings from continuing operations before income taxes, and actual income tax is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Expected income taxes	$35,507	$12,570	$8,763
State income taxes, net of federal income tax benefit	2,644	1,527	844
Tax effect of (earnings)/losses attributable to noncontrolling interests not (taxable)/deductible by the Company	(1,287)	688	695
Tax effect of nondeductible acquisition-related expenses	—	1,347	—
Other, net	(305)	159	10
	$36,559	$16,291	$10,312

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

	December 31,
	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$6,922	$7,588
Accrued insurance, vacation, bonus and deferred compensation	17,234	12,563
Net operating loss carryforward/capital loss carryforward	1,477	1,697
Stock based compensation	3,595	3,081
Accrued expenses	4,146	4,081
Other	2,486	2,435
Total gross deferred tax assets	35,860	31,445
Valuation allowance	(106)	(74)
Net deferred tax assets	35,754	31,371

Deferred tax liabilities:
Acquired goodwill and intangibles	52,023	47,402
Depreciation and amortization	10,047	5,229
481(a) adjustment for accrued bonus	3,690	—
Prepaid expenses	2,270	2,438
Other	1,445	658
Total deferred tax liabilities	69,475	55,727
	$(33,721)	$(24,356)

In connection with the acquisition of Triumph, the Company acquired gross net operating loss carryforwards of approximately $6.6 million.  Section 382 of the Internal Revenue Code restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change such as the Company’s acquisition of Triumph.  Accordingly, utilization of the acquired Triumph net operating loss carryforwards will be limited to approximately $0.7 million per tax year.  Based on this limitation and the expiration of the carryforwards in 2016, the Company estimates approximately $2.2 million of the acquired net operating loss carryforwards will expire unused.  At the date of acquisition, the Company recorded the acquired net operating loss carryforwards at their estimated net realizable value, net of the section 382 limitation.  At December 31, 2010, the remaining unused net operating loss carryforwards, net of the section 382 limitation, were approximately $3.6 million and the tax effect of these carryforwards was approximately $1.3 million.

At December 31, 2010, the Company also had state net operating loss carryforwards and federal capital loss carryforwards which resulted in a deferred tax asset of approximately $0.1 million.  These carryforwards expire on various dates between 2011 and 2026.

The Company is required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all evidence, both positive and negative, management concluded that it was more likely than not that the Company will not realize a portion of its deferred tax assets and that valuation allowances of approximately $0.1 million were necessary as of both December 31, 2010 and 2009.  For the years ended December 31, 2010, 2009, and 2008, the net increases (decreases) in the valuation allowance were $0.0 million, $0.0 million, and $0.3 million, respectively.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Balance at beginning of year	$1,647	$448
Liability assumed in acquisition of Triumph	—	133
Increase as a result of tax positions taken in prior years, including interest	71	510
Increase as a result of tax positions taken in the current year	298	710
Decrease due to IRS approval of accounting method change	(484)	—
Lapse of applicable statute of limitations	—	(154)
Balance at end of year	$1,532	$1,647

As of December 31, 2010, the Company had approximately $1.0 million of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate.  The Company currently does not expect any significant changes to unrecognized tax positions within the next twelve months.

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

Income taxes paid by the Company for 2010, 2009 and 2008 were $24.8 million, $15.8 million and $6.7 million, respectively.

(15)	Investment in Unconsolidated Affiliate

The Company maintains a 40% equity interest in Howard Regional Specialty Care, LLC (“HRSC”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana.  The Company uses the equity method to account for its investment in HRSC.  The Company’s initial investment in HRSC exceeded the Company’s share of the book value of HRSC’s stockholders’ equity by approximately $3.5 million.  This excess is being accounted for as equity method goodwill.  The carrying value of the Company’s investment in HRSC was approximately $4.9 million and $4.8 million at December 31, 2010 and 2009, respectively.

(16)	Severance Costs

In the fourth quarter of 2009, the Company eliminated 13 corporate positions in an effort to reduce corporate overhead and eliminate redundancies created by the acquisition of Triumph.  In connection with these efforts, the Company recognized a pre-tax charge of approximately $0.9 million for employee severance costs including costs incurred under pre-existing severance plans.  This charge is reflected on the selling, general and administrative expense line of the Company’s consolidated statement of earnings for 2009.  The following table provides a roll-forward of the liability for accrued severance costs from January 1, 2009 through December 31, 2010 (amounts in thousands):

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

Balance, January 1, 2009	$—
Accrual for severance costs	862
Payments	(105)
Balance, December 31, 2009	$757
Payments	(757)
Balance, December 31, 2010	$—

(17)	Related Party Transactions

The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $759,000, $735,000 and $510,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short.  The air transportation services are billed to the Company for hourly usage of the 55JS Limited, Co. plane for Company business at rates which approximate market rates for similar transportation services.

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

	December 31, 2010
	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

Trading securities	$3,965	$3,965	$—	$—

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

	December 31, 2009
	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

Trading securities	$3,314	$3,314	$—	$—

The Company’s nonfinancial assets and liabilities (including property and equipment, goodwill and other intangible assets) are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist.  No impairment related to these assets was identified in 2010.

(19)	Noncontrolling Interests

Nine of Triumph’s LTACHs in Houston are jointly owned under three limited partnerships and the noncontrolling interests in these partnerships ranged from 12.9% to 14.9% as of December 31, 2009.  The noncontrolling interests in these partnerships were primarily owned by individual physicians located in the Houston area, and certain of these physicians and one other limited partner expressed interest in selling all or part of their limited partnership interests to the Company following the Company’s acquisition of Triumph.  In 2010, the Company offered each limited partner an opportunity to retain all, sell 50% or sell 100% of their limited partnership interests for a fixed purchase price in cash.  As of December 31, 2010, the Company entered into agreements with 113 limited partners to purchase all or 50% of their limited partnership interests for combined cash consideration totaling approximately $12.0 million.  In accordance with GAAP, these payments have been accounted for as equity transactions.  As of December 31, 2010, the noncontrolling interests in these three limited partnerships ranged from 1.2% to 8.6%.

The following table discloses the effects on the Company’s equity for the year ended December 31, 2010 of all changes in the Company’s ownership interest in consolidated subsidiaries including the changes noted in the paragraph above (amounts in thousands):

Decrease in Company’s additional paid-in capital for purchase of noncontrolling interests in subsidiaries	$7,331
Decrease in carrying value of noncontrolling interests for purchase of noncontrolling interests in subsidiaries	4,700
Total cash consideration paid in exchange for purchase of noncontrolling interests	$12,031

(20)	Industry Segment Information

The Company operates in the following two reportable business segments, which are managed separately based on fundamental differences in operations: program management services and hospitals.  Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and skilled nursing rehabilitation services (including contract therapy in skilled nursing facilities, resident-centered management consulting services and staffing services for therapists and nurses).  The Company’s hospitals segment owns and operates 29 long-term acute care hospitals and five inpatient rehabilitation hospitals.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

Virtually all of the Company’s services are provided in the United States.  Summarized information about the Company’s operations in each industry segment is as follows (in thousands).

	Operating Revenues			Operating Earnings (Loss)
	2010	2009	2008	2010	2009	2008
Program management:
Skilled nursing rehabilitation services	$516,278	$496,250	$457,229	$39,184	$37,753	$25,544
Hospital rehabilitation services	180,009	178,168	165,658	32,925	29,487	21,997
Program management total	696,287	674,418	622,887	72,109	67,240	47,541
Hospitals	633,156	174,194	91,143	61,450	(26,066)	(18,511)
Unallocated corporate expenses (1)	N/A	N/A	N/A	—	(254)	(731)
Total	$1,329,443	$848,612	$714,030	$133,559	$40,920	$28,299

	Depreciation and Amortization			Capital Expenditures
	2010	2009	2008	2010	2009	2008
Program management:
Skilled nursing rehabilitation services	$5,523	$6,283	$6,835	$6,446	$2,422	$3,824
Hospital rehabilitation services	2,222	2,423	2,641	894	1,328	1,032
Program management total	7,745	8,706	9,476	7,340	3,750	4,856
Hospitals	22,850	7,544	4,899	23,239	9,465	13,604
Healthcare management consulting (2)	N/A	N/A	N/A	—	—	42
Total	$30,595	$16,250	$14,375	$30,579	$13,215	$18,502

	Total Assets
	as of December 31,
	2010	2009	2008
Program management:
Skilled nursing rehabilitation services	$196,264	$187,744	$198,236
Hospital rehabilitation services	117,548	127,212	115,044
Program management total	313,812	314,956	313,280
Hospitals (3)	812,757	795,024	118,267
Healthcare management consulting	—	—	6,859
Total	$1,126,569	$1,109,980	$438,406

(1)
Represents general corporate overhead expenses associated with Phase 2 Consulting, Inc., which was sold effective June 1, 2009.  All other costs and expenses associated with Phase 2 have been reported in discontinued operations.

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

(2)
The healthcare management consulting segment consists of Phase 2 Consulting, Inc., which was sold effective June 1, 2009.  Depreciation and amortization expense associated with Phase 2 has been reported in discontinued operations.

(3)	Hospitals segment total assets include the carrying value of the Company’s investment in HRSC.

(21)	Quarterly Financial Information (Unaudited)

The following tables present the Company’s quarterly financial data.  Consistent with Note 1, the Company reclassified certain prior year amounts to conform to the current year presentation.

	Quarter Ended
2010	December 31	September 30	June 30	March 31
	(in thousands, except per share data)

Operating revenues	$339,344	$337,481	$330,664	$321,954
Operating earnings	36,113	33,730	32,151	31,565
Earnings from continuing operations, net of tax	18,630	16,237	15,758	14,265
Gain (loss) from discontinued operations, net of tax	673	541	(541)	564
Net earnings	19,303	16,778	15,217	14,829
Net earnings attributable to RehabCare	17,053	15,699	14,705	14,993
Net earnings per share attributable to RehabCare:
Basic	0.70	0.65	0.61	0.62
Diluted	0.69	0.64	0.59	0.61

	Quarter Ended
2009	December 31	September 30	June 30	March 31
	(in thousands, except per share data)

Operating revenues	$249,807	$203,264	$199,596	$195,945
Operating earnings (1)	6,470	10,087	11,597	12,766
Earnings from continuing operations, net of tax	46	5,462	6,664	7,452
Gain (loss) from discontinued operations, net of tax	257	228	(116)	996
Net earnings	303	5,690	6,548	8,448
Net earnings attributable to RehabCare	655	6,757	6,883	8,660
Net earnings per share attributable to RehabCare:
Basic	0.03	0.38	0.39	0.49
Diluted	0.03	0.37	0.38	0.48

REHABCARE GROUP, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2010, 2009 and 2008

(1)
Operating earnings for the quarter ended December 31, 2009 include $7.2 million of acquisition-related expenses for costs directly related to the acquisition of Triumph including fees for legal, accounting, advisory and other outside services.

(22)	Contingencies

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

(23)	Subsequent Events

On February 7, 2011, the Company and Kindred Healthcare, Inc. (“Kindred”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the acquisition of the Company by Kindred. Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the boards of directors of the respective parties, the Company will be merged with and into Kindred (the “Merger”), with Kindred surviving the Merger.

At the effective time of the Merger, each share of RehabCare common stock outstanding immediately prior to the effective time will be converted into the right to receive 0.471 shares of Kindred common stock and $26.00 in cash, without interest. No fractional shares of Kindred common stock will be issued in the Merger, and the Company’s stockholders will receive cash in lieu of fractional shares, if any, of Kindred common stock. Each share of Kindred common stock outstanding immediately prior to the effective time will remain outstanding and will not be affected by the Merger. Upon completion of the transaction, the Company’s stockholders will own approximately 22% of Kindred’s outstanding common stock.

The consummation of the Merger is subject to certain conditions, including the adoption by the Company and Kindred stockholders of the Merger Agreement; clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; receipt of certain other licensure and regulatory approvals; receipt of the proceeds of the financing described below; and other customary closing conditions.

The Merger Agreement also contains certain termination rights and provides that (i) upon termination of the Merger Agreement under specified circumstances, including, among others, a change in the recommendation of the board of directors of the Company or termination of the Merger Agreement to enter into a written definitive agreement for a “superior proposal,” the Company will be required to pay Kindred a termination fee of $26 million and (ii) upon the termination of the Merger Agreement under specified circumstances, including, among others, a change in the recommendation of the board of directors of Kindred or Kindred’s failure to receive adequate financing after all of the other conditions to closing have been met, Kindred will be required to pay the Company a termination fee of $62 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2010 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010.  All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control.  Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based upon this evaluation, our management has concluded that our internal control over financial reporting as of December 31, 2010 is effective.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is included in an amendment to this Annual Report on Form 10-K to be filed within 120 days after the Company’s fiscal year end of December 31, 2010 and is incorporated herein by reference:

•	Information regarding directors of the Company.

•	Information regarding the Company’s audit committee and designated "audit committee financial experts."

•	Information regarding Section 16(a) beneficial ownership reporting compliance.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available through the Company’s web site at www.rehabcare.com.

The following table sets forth the name, age and position of each of our executive officers as of December 31, 2010.  There is no family relationship between any of the following individuals.

Name	Age	Position
John H. Short, Ph.D.	66	President and Chief Executive Officer
Jay W. Shreiner	60	Executive Vice President, Chief Financial Officer
Patricia S. Williams	43	Senior Vice President, General Counsel and Secretary
Patricia M. Henry	58	Executive Vice President, Operations
Mary Pat Welc	56	Senior Vice President, Operations
Brock Hardaway	44	Executive Vice President, Operations
James F. Martin	60	Senior Vice President, Chief Human Resources Officer
Jeff A. Zadoks	45	Senior Vice President, Chief Accounting Officer
Samuel W. Duggan II	47	Vice President, Treasurer

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

Brock Hardaway has been Executive Vice President, Operations since May 2010.  Prior to that, Mr. Hardaway served as President and Chief Operating Officer of Triumph HealthCare.  Mr. Hardaway joined Triumph in 2005.

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

Section 303A.12(a) of the NYSE Listed Company Manual requires the chief executive officer (“CEO”) of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE’s corporate governance rules.  The CEO of RehabCare submitted the required certification without qualification to the NYSE on May 5, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is included in an amendment to this Form 10-K which will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is included in an amendment to this Form 10-K which will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K and is incorporated herein by reference.

The following table provides information as of fiscal year ended December 31, 2010 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	604,868	$24.33	2,181,606	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	604,868	$24.33	2,181,606

(1)
Represents the number of shares of common stock available for future issuance under the Company’s 2006 Equity Incentive Plan.  Permissible awards under the Company’s plan include stock options, stock appreciation rights, restricted stock, stock units and other equity-based awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is included in an amendment to this Form 10-K which will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is included in an amendment to this Form 10-K which will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Earnings for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules:

None

	(3)	Exhibits:

See Exhibit Index on page 90 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2011
REHABCARE GROUP, INC.
(Registrant)

By:	/s/ John H. Short
John H. Short
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Dated

/s/ John H. Short	President, Chief Executive	February 28, 2011
John H. Short	Officer and Director
(Principal Executive Officer)

/s/ Jay W. Shreiner	Executive Vice President and	February 28, 2011
Jay W. Shreiner	Chief Financial Officer
(Principal Financial Officer)

/s/ Jeff A. Zadoks	Senior Vice President and	February 28, 2011
Jeff A. Zadoks	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Colleen Conway-Welch	Director	February 28, 2011
Colleen Conway-Welch

/s/ Christopher T. Hjelm	Director	February 28, 2011
Christopher T. Hjelm

/s/ Anthony S. Piszel	Director	February 28, 2011
Anthony S. Piszel

/s/ Suzan L. Rayner	Director	February 28, 2011
Suzan L. Rayner

/s/ Harry E. Rich	Director	February 28, 2011
Harry E. Rich

/s/ Larry Warren	Director	February 28, 2011
Larry Warren

/s/ Theodore M. Wight	Director	February 28, 2011
Theodore M. Wight

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated November 3, 2009, between the Registrant, RehabCare Group East, Inc., RehabCare Hospital Holdings, L.L.C., RehabCare Merger Sub Corporation, Triumph HealthCare Holdings, Inc. and TA Associates, Inc. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 3, 2009 and incorporated herein by reference)

2.2
Agreement and Plan of Merger, dated February 7, 2011, between the Registrant and Kindred Healthcare, Inc. and Kindred Healthcare Development, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2011 and incorporated herein by reference)

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

10.1
1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference) *

10.2
Form of Stock Option Agreement for 1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference) *

10.3
Termination Compensation Agreement, dated December 11, 2007 by and between RehabCare Group, Inc. and John H. Short, Ph.D. (filed as Exhibit 10.1 to Registrant’s Annual Report on Form 8-K dated December 12, 2007 and incorporated herein by reference) *

10.4
Amendment to Termination Compensation Agreement, dated December 11, 2007 by and between RehabCare Group, Inc. and John H. Short, Ph.D. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.5
Letter agreement, dated February 7, 2011, by and between RehabCare Group, Inc. and John H. Short, Ph.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2011 and incorporated herein by reference)*

10.6
Termination Compensation Agreement dated December 8, 2008 by and between RehabCare Group, Inc. and Jay W. Shreiner (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.7
Termination Compensation Agreement dated December 8, 2008 by and between RehabCare Group, Inc. and Patricia M. Henry (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.8
Form of Change in Control Termination Agreement dated December 8, 2008 by and between RehabCare Group, Inc. and Mary Patricia Welc (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.9
Change in Control Termination Agreement dated November 12, 2007 by and between RehabCare Group, Inc. and Patricia S. Williams (filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference) *

10.10	Termination Compensation Agreement dated November 3, 2009 by and between RehabCare Group, Inc. and William “Brock” Hardaway (filed herewith) *

10.11
Form of Termination Compensation Agreement dated March 10, 2006 by and between RehabCare Group, Inc. and other executive officers who are not named executive officers (filed as Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference) *

10.12
RehabCare Severance Plan for Company Senior Vice Presidents effective January 1, 2009 (filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.13
RehabCare Severance Plan for Company Vice Presidents effective January 1, 2009 (filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.14	RehabCare Executive Deferred Compensation Plan (filed as Exhibit 10.12 to the Registrant’s Report on Form 10-K, dated May 27, 1994 and incorporated herein by reference) *

10.15
RehabCare Executive Deferred Compensation Plan as amended and restated effective January 1, 2009 (filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.16	RehabCare Directors’ Stock Option Plan (filed as Appendix A to Registrant’s definitive Proxy Statement for the 1994 Annual Meeting of Stockholders and incorporated herein by reference) *

10.17
Second Amended and Restated 1996 Long-Term Performance Plan (filed as Appendix B to Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and incorporated herein by reference) *

10.18
Form of Stock Option Agreement for the Second Amended and Restated 1996 Long-Term Performance Plan (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference) *

10.19
Form of Restricted Stock Agreement for the Second Amended and Restated 1996 Long-Term Performance Plan (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference) *

10.20	RehabCare Group, Inc. 2006 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and incorporated herein by reference) *

10.21
RehabCare Group, Inc. 2006 Equity Incentive Plan, as amended and restated effective May 4, 2010 (filed as Appendix A to the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders and incorporated herein by reference)*

10.22
Amended and Restated Credit Agreement, dated November 24, 2009, by and among RehabCare Group, Inc., as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, and Bank of America, N.A., as administrative agent and collateral agent, and Banc of America Securities LLC, RBC Capital Markets and BNP Paribas Securities Corp., as joint lead arrangers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 24, 2009 and incorporated herein by reference)

10.23
Pledge Agreement, dated as of November 24, 2009, by and among RehabCare Group, Inc. and subsidiaries, as pledgors, and Bank of America, N.A., as collateral agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 24, 2009 and incorporated herein by reference)

10.24
Security Agreement, dated as of November 24, 2009, by and among RehabCare Group, Inc. and subsidiaries, as grantors, and Bank of America, N.A., as collateral agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 24, 2009 and incorporated herein by reference)

10.25
Non-Continuous Aircraft Dry Lease Agreement by and between 55JS Limited, Co. and RehabCare Group, Inc. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 7, 2006 and incorporated herein by reference)

10.26
Asset Purchase Agreement dated June 8, 2005 by and among RehabCare Group East, Inc., a wholly owned subsidiary of Registrant, MeadowBrook HealthCare, Inc., MeadowBrook Specialty Hospital of Tulsa LLC, Lafayette Rehab Associate Limited Partnership, Clear Lake Rehabilitation Hospital, Inc. and South Dade Rehab Associates Limited Partnership (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 4, 2005 and incorporated herein by reference)

10.27
Purchase and Sale Agreement, dated May 3, 2006, by and among LUK-Symphony Management, LLC, Symphony Health Services, LLC and RehabCare Group, Inc. (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 8, 2006 and incorporated herein by reference)

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