Form 10-K/A
period 2010-12-31
REHABCARE GROUP INC
filed 2011-04-28
CIK 812191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2010 was approximately $527 million based on the closing price of the stock on that day. At March 31, 2011, the registrant had 25,513,799 shares of Common Stock outstanding, including unvested restricted stock.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K. In addition, new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of Part IV of Form 10-K. The Amendment also updates Item 15 of Part IV by adding a new Exhibit 3.3, which is incorporated by reference to a previously filed report.
Except as stated herein, this Annual Report on Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K on February 28, 2011 and no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward looking statements should be read in their historical context. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
          The name, age, principal occupation or position, business experience and other directorships for each of our directors are set forth below. No family relationship exists between any of our Directors or executive officers.
Colleen Conway-Welch, Ph.D., R.N., 66, has been a director since September 2000. In 2010, she also served as the chair of our Compliance Committee and as a member of our Patient Quality Safety Committee. Dr. Conway-Welch was selected for these committees and nominated to our Board due to her understanding of healthcare operations and healthcare regulations. We believe she is specially qualified to assist us in developing quality policies and overseeing the continuing education programs offered to our employees.
Since 1984, she has been the dean and a professor at Vanderbilt University’s School of Nursing. Dr. Conway-Welch also serves on the Board of Directors of Pinnacle Bank and Ardent Health Services.
Dr. Conway-Welch received her bachelor’s in nursing from Georgetown University, and her Ph.D. in nursing from New York University. She also completed programs in finance and accounting at the Owen Graduate School of Management at Vanderbilt University. She has honorary doctoral degrees from the University of Colorado School of Nursing, Georgetown University, and Cumberland University.
Anthony (“Buddy”) Piszel, CPA, 56, has been a director since October 2005. In 2010, he served as the chair of our Audit Committee. We believe Mr. Piszel is well suited for our Board and Audit Committee because he has more than 20 years of experience in senior financial positions, giving him a deep understanding of preparation and analysis of financial statements, the application of generally accepted accounting principles, and understanding of internal controls and procedures. In addition, he brings insight to the Board and Audit Committee to help maximize our operational results and effectively manage our capital.
Mr. Piszel was named Chief Financial Officer of Core Logic in January 2010. He resigned from this position in February 2011 but remains an employee of Core Logic until June 1, 2011. Prior to his most recent position with Core Logic, he was employed as Chief Financial Officer and Treasurer of First American from January 2009 to January 2010. From 2006 through 2008, Mr. Piszel was the Executive Vice President and Chief Financial Officer of Freddie Mac, a publicly traded company financier of home loans created by the U.S. Congress. Prior to joining Freddie Mac, Mr. Piszel served between August 2004 and November 2006 as Executive Vice President and Chief Financial Officer of HealthNet, Inc. a large publicly traded managed health care company. For more than five years prior to his employment with HealthNet, Mr. Piszel held several senior management positions at Prudential Insurance Company of American, including Senior Vice President and Controller for Prudential Financial, Inc. His background also includes serving as an audit partner with Deloitte & Touche and two years as a practice fellow with the Financial Accounting Standards Board. He earned a bachelor’s degree in economics from Rutgers University and an M.B.A. from Golden Gate University.

Christopher Hjelm, 49, has been a director since July 2007. In 2010, he was also a member of our Audit Committee. Mr. Hjelm was selected for the Board, and for this committee, due to his understanding of finance and accounting, as well as his particular experience in information systems engineering, site architecture and operations. We believe Mr. Hjelm can assist us in utilizing technology to improve productivity and become the innovator of patient-centered technology solutions. Mr. Hjelm also has significant experience with mergers and acquisitions.
Mr. Hjelm serves as Senior Vice President and Chief Information Officer at The Kroger Company, were he has been employed since 2005. Prior to joining The Kroger Company, Mr. Hjelm served as the Chief Information Officer for the Travel Distribution Services division of Cendant between December 2004 and July 2005. Mr. Hjelm was employed by Orbitz as the Chief Information Officer from July 2003 to November 2004 when it was acquired by Cendant. Mr. Hjelm was a Senior Vice President at eBay Technology with eBay, Inc., from March 2002 to June 2003.
Mr. Hjelm has a bachelor’s degree from Colorado State University, as well as an honorary Ph.D. in computer science from Colorado Technical University.
Suzan Rayner, MD, MPH, 55, has been a director since July, 2005. She also serves as the chair of our Quality and Patient Safety Committee, and as a member of our Compliance Committee. She was chosen for these roles due to her understanding of healthcare operations and healthcare regulations. In addition, we believe she is qualified to assist us in determining reliable outcome measures for safety and quality as well as to review aggregate reports from our clinical leadership related to patient grievances and other matters warranting a root cause analysis. We further believe that her qualifications enable her to oversee our continual employee education efforts.
Dr. Rayner serves as the Executive Vice President Medical Affairs / Medical Director for Schwab Rehabilitation Hospital and Care Network located in Chicago, Illinois, where she has been employed since 2000. She is also a lecturer with the Department of Rehabilitation Medicine at Rosalind Franklin School of Medicine as well as Clinical Associate in the Department of Orthopedics and Rehabilitation at the University of Chicago’s Pritzker School of Medicine. She is licensed to practice medicine in the State of Illinois and certified by the National Board of Medical Examiners.
Dr. Rayner earned a bachelor’s in psychology from Stanford University, and her M.D. from Northwestern University Medical School. In addition, she completed a master’s degree in public health from UCLA.
Harry Rich, 71, has been a director since February of 2006, and the Chairman of the Board since August 1, 2006. In 2010, he also served as a member of our Nominating, Governance and Compensation Committee, as well as a member of our Audit Committee. Mr. Rich was selected for these roles due to his diversified experience in multiple industries, which includes active involvement in the preparation of financial statements, strategic planning and budgeting, mergers and acquisitions, investor relations, human resources, tax and audit.
He officially retired from full time employment in 2000, having been the Chief Financial Officer of Brown Shoe company, Inc. since 1983, and a member of its board since 1985. Prior to joining Brown Shoe, Mr. Rich was with Mallinckrodt, Inc. from 1978 until 1983, and with Baxter Laboratories before that. He earned a bachelor’s degree from Harvard University, as well as an MBA from Harvard Business School.

Since retiring he served as the Executive Vice President for Crown Capital Investment Advisors from August 2001 to October 2003. Thereafter he served as the Chief Financial Officer for the St. Louis Public School System from November 2003 to November 2005. Then, in 2009, he became the Chief Financial Officer of the Missouri Historical Society. He also serves on the Board of Directors of Bakers Footwear Group, Inc.
Larry Warren, 64, has been a director since October, 2005. Mr. Warren is a member of three of our Board committees, the Compliance Committee, the Quality and Patient Safety Committee, and the Nominating, Governance and Compensation Committee. Mr. Warren was selected for the Nominating, Governance and Compensation Committee, primarily due to his depth of experience with human resources and executive compensation matters. He was selected for the Compliance Committee primarily due to his knowledge and understanding of healthcare operations and regulations. He was selected for our Quality and Patient Safety Committee as we believe his experience in healthcare enables him to provide oversight of our clinical leadership. Mr. Warren served as the Chief Executive Officer of the University of Michigan Hospital where he was employed from 1986 to 2005. Since October 2006, Mr. Warren has served as the Chief Executive Officer of Howard University Hospital in Washington, DC.
Theodore Wight, 68, has been a director since 1991. He also serves as the chair of our Nominating, Governance and Compensation Committee. Mr. Wight was selected for these roles due to his general knowledge of executive compensation and human resources issues, as well as his particular experience in business valuation, capital structures, finance and accounting, recruiting, and strategic planning. He also has experience in new product development, mergers and acquisitions, marketing and business strategy.
Since 1980, Mr. Wight has been engaged in the venture capital industry as a general partner or member of a general partner in numerous venture capital partnerships based in San Francisco, California and Seattle Washington, including Walden Investors and Pacific Northwest Partners SBIC, L.P.
Mr. Wight earned his bachelor’s and MBA from the University of Puget Sound in Tacoma, Washington.
John Short, Ph.D., 66, has been our President and Chief Executive Officer since May 2004, having served as our Interim President and Chief Executive Officer since June 2003 and a Board member since 1991. Dr. Short was selected for a position on our Board due to his deep understanding of our business, our industry, our competitors, our clients, and our employees. In addition, Dr. Short has experience in working with health systems to achieve performance goals through the development of detailed operational plans.
From 1986 until 2004, Dr. Short was the Managing Partner of Phase 2 Consulting, Inc., a management and economic consulting firm for the healthcare industry.
Dr. Short has a bachelor’s degree in economics from San Jose State College in California, as well as a Ph.D. in Economics from the University of Utah. In addition, he has held teaching positions in the field of economics at the University of Utah and at Weber State College in Ogden, Utah.

Executive Officers
     The following table sets forth the name, age and position of each of our executive officers as of December 31, 2010. There is no family relationship between any of the following individuals.

Name	Age	Position
John H. Short, Ph.D.	66	President and Chief Executive Officer
Jay W. Shreiner	60	Executive Vice President, Chief Financial Officer
Patricia S. Williams	43	Senior Vice President, General Counsel and Corporate Counsel
Patricia M. Henry	58	Executive Vice President, SRS Operations
Mary Pat Welc	56	Senior Vice President, HRS Operations
W. Brock Hardaway	44	Executive Vice President, Hospital Operations
James F. Martin	60	Senior Vice President, Chief Human Resources Officer
Jeff A. Zadoks	45	Senior Vice President, Chief Accounting Officer
Samuel W. Duggan II	47	Vice President, Treasurer
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
          Patricia S. Williams has been Senior Vice President, General Counsel and Corporate Secretary since joining the Company in November 2007. Prior to joining the Company, Ms. Williams was Vice President, General Counsel and Corporate Secretary for Thermadyne Holdings Corporation, a multi-national, publicly-traded company engaged in the design, manufacture, and sale of cutting and welding equipment. She also serves as an independent board member for Propulsys, Inc., a private company (since June 2008) and as an independent board, audit committee, and compensation committee member for YTB, Inc. (since June 2009).
          Patricia M. Henry has been Executive Vice President, SRS Operations since September 2004, having served most recently as President of our contract therapy division since November 2001. Ms. Henry joined the Company in October 1998.
          Mary Pat Welc has been Senior Vice President, HRS Operations since 2003. Prior to that, Ms. Welc served as Regional Vice President of Operations. Ms. Welc joined the Company in 1996.
          Brock Hardaway has been Executive Vice President, Hospital Operations since May 2010. Prior to that, Mr. Hardaway served as President and Chief Operating Officer of Triumph HealthCare. Mr. Hardaway joined Triumph in 2005.
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
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors, and persons who own more than 10% of our outstanding stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the reports furnished to us and written representations from our directors and executive officers, we believe that our directors and executive officers complied with all applicable Section 16(a) filing requirements during the year ended December 31, 2010, except as follows: (i) each of our directors, other than Dr. Short, inadvertently filed late one Form 4 reporting a grant of 342 restricted shares of the Company’s common stock on January 15, 2010; the filings were made on February 23, 2010; and (ii) four of our executive officers (Ms. Welc, Mr. Martin, Ms. Henry, and Mr. Zadoks) filed late one Form 4 reporting the withholding of shares of Company’s common stock to cover tax payments upon the lapse of restrictions on restricted shares of the Company’s common stock on February 6, 2010; the filings were made on February 10, 2010.
Code of Ethics
          The Company has adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available through the Company’s web site at www.rehabcare.com. The Company will provide to any person, without charge, upon request, a copy of the Code of Ethics. The request should be addressed to our Corporate Secretary, 7733 Forsyth Boulevard, Suite 2300, St. Louis, Missouri 63105.
Audit Committee
          Messrs. Piszel (Chair), Rich and Hjelm comprise the Audit Committee. Each member of the Audit Committee meets the audit committee independence requirements of the New York Stock Exchange and Rule 10A-3 of the SEC. Each member of our Audit Committee is financially literate, knowledgeable and qualified to review and evaluate financial statements. Our Board has designated Anthony S. Piszel as our “audit committee financial expert,” as defined in SEC rules, based on his status as a certified public accountant and his experience as Chief Financial Officer with the organizations described in his biography above.

ITEM 11. EXECUTIVE COMPENSATION
Compensation and Nominating/Corporate Governance Committee Report
          The Compensation and Nominating/Corporate Governance Committee (or “CNCGC”) met with management to review and discuss the following Compensation Discussion and Analysis. Based on such review and discussion, the CNCGC recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.
The Committee:
Theodore M. Wight (Chairman), Harry E. Rich, and Larry Warren
Compensation Discussion and Analysis
          Throughout this annual report, the following employees are referred to as Named Executive Officers (“NEOs”) for 2010:

•	John Short	President & Chief Executive Officer (CEO)

•	Jay Shreiner	Executive Vice President & Chief Financial Officer (CFO)

•	Patricia Henry	Executive Vice President, SRS Operations

•	W. Brock Hardaway	Executive Vice President, Hospital Operations

•	Patricia Williams	Senior Vice President, General Counsel and Corporate Secretary
          We believe that executive pay should be linked to the creation of long-term stockholder value. Our independent CNCGC has latitude to structure pay arrangements that reward both long- and short-term achievements, always with the focus on the creation of sustainable value.
          The CNCGC determines our compensation objectives, philosophy and forms of compensation and benefits for the NEOs. In addition, several members of senior management participate in the CNCGC’s executive compensation process, and the CNCGC receives reports and recommendations from its independent compensation consultants.
          Our compensation program is intended to provide fair, reasonable, and competitive compensation to the NEOs, other corporate officers, and our employees generally, to link executive pay with corporate and individual performance, and to align the interests of our stockholders and executives. The following discussion provides detailed information regarding the compensation objectives and policies for our NEOs and should be read in conjunction with the compensation tables and related narratives also contained in this annual report.
Compensation Program Objectives and Design
          Our executive compensation program is designed to achieve the following objectives:

•	Attract and retain top talent. Attract and retain talented executives critical to our long-term success.

•	Pay for performance. Align executive compensation with Company, operating division and individual performance on both a short-term and long-term basis.

•	Incentivize employees without encouraging excessive risk taking.
          We believe our compensation practices and programs motivate our executives, without encouraging excessive risk, to build long-term stockholder value and contribute to the success of our Company.
Compensation Philosophy and Overview
          The compensation program for our NEOs has been developed under the direction of the CNCGC to align the interests of our NEOs with the interests of our stockholders. We believe executive pay should always be reasonable on an absolute basis and should not unduly dilute stockholder’s interests. We also believe that compensation of the NEOs should include both cash and stock-based compensation that focuses performance on established goals. Stock ownership reinforces the NEO’s alignment with stockholders. The CNCGC’s aim is to provide a competitive compensation program that will attract, retain, and reward executives who can assist the Company in achieving its business objectives of continued profitable growth and delivery of high quality services in an ever-changing and highly fragmented healthcare services industry. The compensation program for our NEOs consists of base salary, short- and long- term incentives, tax deferred retirement savings, and various health and welfare benefit plans. Our NEOs may also, under certain circumstances, be entitled to additional compensation in the event of severance (unless they are terminated for “Cause”) or a change in control of the Company.
          In designing the compensation program, the CNCGC uses benchmarked data for each individual component of compensation (base salary, annual incentive, long-term incentive, severance, and change in control compensation) as an important factor considered in decisions as to the amount of each component to pay or make available to NEOs. The CNCGC has independently engaged its own advisor, Frederic W. Cook & Co, Inc., with whom the CNCGC consults from time to time on matters pertaining to executive compensation, retention, and incentives, with particular focus on the CEO. Decisions are based on factors such as market data provided by outside consultants, and the performance, experience, leadership skills, and specific responsibilities of each NEO.
          The CNCGC recognizes that in order to attract and retain certain executives, other factors such as competition and geographical location may also be considered in given situations.
          The CNCGC desires that total executive compensation with fixed and performance-based (short-term and long-term) components consist of approximately 67% in cash and 33% in equity for NEOs, with the exception of the CEO. This approach seeks to minimize equity accounting expense and stockholder dilution. In accordance with Dr. Short’s employment agreement dated December 11, 2007, and amended on December 8, 2008 and February 7, 2011. The CNCGC changed the CEO’s total compensation award mix to approximately 50% in cash and 50% in equity beginning with the 2008 fiscal year. In 2010, the mix was slightly changed to 55% cash and 45% equity.
Key Analytical Tools Used in Compensation Process
          The CNCGC uses the following analytical tools, among others, in evaluating and rewarding or recommending compensation to our executive officers and directors:

•	Risk Analysis. The CNCGC evaluates our short-term and long-term incentive arrangements with the Company’s senior risk managers to determine whether those arrangements could induce executives to take unnecessary and excessive risks that may threaten the long-term health of the Company. Furthermore, the Audit Committee has oversight responsibility for the effectiveness of management’s processes that monitor and manage key business risks facing the Company as well as the major areas of risk exposure and management’s efforts to monitor and control that exposure. In connection with that oversight responsibility, the Audit Committee discusses with management its policies with respect to risk assessment and risk management. Management provides regular updates to both the Audit Committee and the CNCGC throughout the year regarding the management of risks related to compensation policies. Both Committees, in turn, report on these risks to the full board of directors.

•	Benchmarking. In designing the compensation program, the CNCGC uses benchmarked data, where available, for each individual component of compensation (base salary, annual incentive, long-term incentive, severance, and change in control compensation) as an important factor considered in decisions on the amount of each component to award to NEOs. The benchmark data are used in determining how our executives are compensated versus the compensation paid to comparable executives at similarly situated companies. Such data are used as an analytical tool and not as a substitute for a thorough analysis of total compensation, each element of compensation, how the amount of each element should influence the amount paid for other elements, and whether other factors can and should be taken into account.

•	Internal Pay Equity. The CNCGC considers internal pay equity, among other factors, when making compensation decisions. However, the CNCGC does not use a fixed ratio or formula when comparing compensation among executive officers. In addition, the Committee reviews executive compensation on the same basis for each of the NEOs, including our CEO. Our CEO is compensated at a higher level than the other executive officers due to his significantly greater level of experience, accountability and responsibility. The CNCGC believes this is consistent with market practices.
          Using these tools, the CNCGC has concluded that the risks associated with our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. In particular, the CNCGC notes that any risks would be mitigated by the following features:
•	Benchmarking of compensation against our peers;

•	Annual and long term compensation based on multiple metrics tied to our short—term and long-term goals;

•	Internal controls and procedures, tied to our business ethics policies, designed to detect improper conduct that could have a material adverse effect on the Company; and

•	Independent compensation committee oversight of compensation policies and practices, and determination of compensation awards made to senior management.
Role of Executive Officers in Setting Compensation
          Each year, the CEO reviews the performance of NEOs (other than himself, whose performance is reviewed by the CNCGC) and makes recommendations to the CNCGC regarding salary adjustments and annual cash and stock-based award amounts. The CEO, with assistance from the Senior Vice President of Human Resources and the CFO, also makes recommendations to the CNCGC regarding annual performance measures, goals, and targets. The CNCGC may, in its discretion, adjust any recommendations made by the CEO.

          The CFO verifies the actual business performance results against the goals of the CNCGC-approved incentive programs, and advises the CNCGC on the extent to which Company targets were achieved. Our human resources department monitors the effectiveness of the executive compensation program in meeting its overall objectives by periodically reviewing market and benchmark data to assess the competitiveness of the program. All of this information is provided to and reviewed in detail with the CNCGC.
          Elements of Executive Compensation Program
          The following table lists the elements of our 2010 executive compensation program and the primary purpose and form of each element.

Element	Objectives and Basis	Form
Base Salary	Provide base compensation that is competitive for each role	Cash

Short-Term Incentive	Annual incentive to drive Company, operating division and/or individual performance	Cash

Long-Term Incentive	Drive Company performance and align executives’ interests with stockholders	Stock and Cash

Severance Compensation	Provide a means to transition to new employment if executives are terminated without cause	Cash

Change in Control Compensation	Ensure we have a competent executive team in place through periods of uncertainty and potential strategic change, and as an incentive to newly recruited executives.	Cash

Key Management Physical Exam	Provide a health benefit to executives in lieu of other perquisites	Other
Discussion of 2010 Executive Compensation Program
          2006 — In the fourth quarter of 2005, the CNCGC conducted a review of our executive compensation plans utilizing two comparator groups and sources of data. Two groups were developed because no other public company exactly resembles our Company in terms of operational focus, size, and geographical coverage.
          The first comparator group consisted of publicly held healthcare service companies with similar industry focus and size as our Company. NEO compensation information (base salary, annual incentive and long-term incentive data) was gathered from the proxy statements of those companies.
          The second comparator group consisted of 110 companies that participate in Hewitt Associates’ proprietary Total Compensation Measurement™ database. This group included a mix of public and private companies from several industry sectors (service, light manufacturing, and healthcare) with revenue, earnings, and market capitalization comparable to ours. The data results were statistically regressed to reflect an organization comparable to the Company. Using this group of companies, total compensation information (base salary, target annual incentive, target total cash, target long term incentive, and target total compensation) was derived for all of the NEO positions.
          2007 — During the third quarter of 2006, the CNCGC requested that the comparator study conducted by Hewitt be updated to reflect annual market pay trends since 2005, and the impact, if any, on the statistical regressed results for the Company based on the acquisition of Symphony Health Services on July 1, 2006. The total compensation information (base salary, target annual incentive, target total cash, target long term incentive, and target total compensation) was derived for all of the NEO positions.
          2008 — In the fourth quarter of 2007, the CNCGC reviewed executive compensation against two comparator groups and sources of data similar to 2005. The first comparator group consisted of sixteen select, publicly held healthcare service companies with similar industry focus and size as our Company. Similar to the 2006 review, the second comparator group consisted of 100 companies that participate in Hewitt Associate’s proprietary Total Compensation Measurement™ database. This group included a mix of public and private companies from several industry sectors (service, light manufacturing, and healthcare) with revenue, earnings, and market capitalization comparable to us. The median annual revenue for this group was $1.3 billion, while revenue ranged from $44 million to $2.8 billion. Using this group of companies, total compensation information (base salary, target annual incentive, target total cash, target long term incentive, and target total compensation) was derived for all of the NEO positions.
          2009 — During the third quarter of 2008, the CNCGC requested that the comparator study conducted by Hewitt in 2006 be updated to reflect annual market pay trends since 2007, and the impact, if any, on the statistical regressed results for the Company. The total compensation information (base salary, target annual incentive, target total cash, target long term incentive, and target total compensation) was derived for all of the NEO positions.
          2010 — In the fourth quarter of 2009, the CNCGC reviewed executive compensation against two comparator groups and sources of data similar to 2005 and 2007. The first comparator group of peer companies consisted of nineteen (19) organizations with 2008 fiscal year revenue between $213 million and $4.2 billion with a median of $1.2 billion. The compensation data was derived from public proxy filings. For 2010 the identified Peer Group was as follows:

Almost Family, Inc.	Amedisys
AMN Healthcare Services	Bioscrip, Inc.
Catalyst Health Solutions	Cross Country Healthcare, Inc.
Emergency Medical Services Corp.	Ensign Group, Inc.
Gentiva Health Services, Inc.	Hanger Orthopedic Group
HealthSouth Corporation	inVentiv Health, Inc.
Kindred Healthcare, Inc.	LHC Group, Inc.
Lincare Holdings, Inc.	Res-Care, Inc.
Rural/Metro Corporation	Skilled Healthcare Group, Inc.
Sun Healthcare Group, Inc.
This Peer Group served as the sole basis for compensation for the CEO.
          The second comparator group consisted of 100 companies that participate in Hewitt Associate’s proprietary Total Compensation Measurement™ database. This group included a mix of public and private companies from several industry sectors (service, light manufacturing, and healthcare) with revenue, earnings, and market capitalization comparable to us. The median annual revenue for this group was $1.3 billion, while revenue ranged from $44 million to $2.8 billion. Using this group of companies, total compensation information (base salary, target annual incentive, target total cash, target long term incentive, and target total compensation) was derived for all of the other NEO positions.
Base Salary
          The CNCGC considers market data, the executive’s qualifications, experience, industry knowledge, leadership and teamwork skills, and scope of responsibilities as factors in establishing base salaries for each NEO. Occasionally, the CNCGC may consider other factors such as competition and geographical location. Market data at the 50th percentile of the comparator groups is reviewed at least bi-annually to ensure that base salaries remain competitive. The 2006 review and updates in each of the following years indicated that generally, our NEOs receive a fair, reasonable, and competitive base salary as compared with executive officers in the comparator groups.
          Performance reviews are conducted annually. The yearly base salary change for each NEO is determined after considering his or her duties and responsibilities, position relative to the market, the established merit budget increase for the year, and each executive’s achievement of the prior year’s personal and business objectives. Many of these evaluations are subjective and qualitative in nature. Based on these factors, the CNCGC approved salary increases of 2.5%, effective April 1, 2010, for Mr. Shreiner, Ms. Henry, and Ms. Williams. Mr. Hardaway received a 15% increase June 1, 2010 as a result of his promotion to Executive Vice President. Dr. Short received a salary increase of 20%, effective as of February 1, 2010, in recognition of the successful integration of the Triumph Healthcare acquisition and the subsequent increased scope of the combined organization.
Annual Incentive Compensation or STIP
          The CNCGC has established an annual incentive plan which we refer to as the Short-Term Incentive Plan (“STIP”). The STIP is designed to establish a link between our business results and executive cash awards, to drive performance and accountability, to provide competitive cash award opportunities, and to reward above-average performance with above-average total cash compensation. All NEOs are eligible to participate in the STIP.
          Under the STIP, Dr. Short, Mr. Shreiner and Ms. Williams and other corporate based executive officers are eligible to receive cash awards allocated as follows: 80% of the cash award is based on the Company’s achievement of earnings per share and revenue targets, and 20% of the cash award is based on the executive’s overall individual performance as assessed by the Committee. Ms. Henry, Mr. Hardaway and other divisional based executive officers are eligible to receive cash awards allocated as follows: 80% of the cash award is based on achievement of respective divisional revenue and profitability targets as well as achievement of Company earnings per share and revenue targets, and 20% of the cash award is based on the executive’s overall individual performance as assessed by the Committee. The individual component by design is primarily qualitative in nature and provides for a discretionary award opportunity measured on such factors as providing executive leadership, managing within established budgets and, for certain positions, achieving margin objectives or managing our capital structure.
          Each year the CNCGC selects financial performance measures and specific targets for the 80% component of the STIP. These goals are based on our strategic direction and plan. In the past, the CNCGC has set double-digit year-over-year growth objectives in both revenues and earnings per share. In setting the standards each year, the CNCGC will consider the specific circumstances facing us during the coming year, including competition, general economic trends, and regulatory influences bearing on our performance. The amount of any award typically depends on whether we perform better, at, or worse than the target. The Company or respective division must achieve at least 85% of the financial target for any award associated with that target to be paid. In 2010, 48% was based on earnings per share of $2.78, adjusted for certain costs for mergers and acquisition activities, and 32% was based on a revenue target of approximately $1.4 billion, also adjusted for certain merger and acquisition activities.
          The CNCGC chose earnings per share and revenue as the financial performance targets because it believes those measures are the most important measures of growth and profitability and create greatest alignment with the interests of our stockholders. Earnings per share are the portion of our net earnings allocated to each weighted average diluted share. Weighted average diluted shares are computed by determining the number of weighted average common shares outstanding and adding common stock equivalents for outstanding dilutive stock options and restricted shares. Revenue is the amount of money that is earned by our business activities and is represented by the operating revenue figure on our statement of earnings.
          Beginning in 2007, the CNCGC re-weighted the 80% financial component for certain NEOs with division level profit and loss responsibility. In 2010, for Ms. Henry and Mr. Hardaway, the 80% financial objectives were allocated as follows:

Component	Percentage
Company EPS	15%
Company Revenue	10%
Division Level Income	33%
Division Level Revenue	22%
          The last two measurements directly support corporate earnings per share and revenue objectives but are tied more closely to the executive’s direct accountabilities. The same 85% of target award performances must be achieved for either Division level component to be paid.
          Each NEO was eligible to earn a target bonus based on a percentage of his or her salary. The percentage varied depending on his or her position as follows: 100% of base salary for Dr. Short; 50% of base salary for Mr. Shreiner, Ms. Henry and Mr. Hardaway and 40% for Ms. Williams. The percentage of salary is determined in part based on market data and in part based on internal equity considerations. The exact amount to be earned by each NEO is determined by applying the weighted performance factors to the individual’s targeted percentage of salary.
          For 2010, we achieved 90.9% of the earnings per share target and we achieved 96.5% of the revenue target. When coupled with achievement of individual performance goals by each NEO, the CNCGC approved the following cash awards per the plan design: Dr. Short, $493,125; Mr. Shreiner, $144,483; and Ms. Williams, $78,992. Ms. Henry’s division achieved 101.0% of its EBITDA goal and 98.1% of its revenue goal, for which the CNCGC approved an award to Ms. Henry per the plan design of $175,357. Mr. Hardaway’s division achieved 84.3% of its EBITDA goal and 95.3% of its revenue goal, for which the CNCGC approved an award to Mr. Hardaway per the plan design of $119,111. The cash awards were paid in March, 2011.

Long-Term Incentive Plan
Total Award Opportunity
          To focus our executives on our long-term performance and tie executive compensation to increases in stockholder value, the CNCGC has established a Long-Term Incentive Plan (“LTIP”) which provides for cash and equity awards. Each year, the CNCGC determines the target total LTIP award for each NEO based on external market competitiveness. The total award opportunity, expressed as a percentage of base salary, varies by position and the mix of award components (cash and equity), also varies by position. Since 2006, the CNCGC has annually implemented a new cash-based incentive plan using a three-year performance cycle (2007-2009, 2008-2010, 2009-2011, and 2010-2012), and restricted stock grants that vest with three years of continued employment. The CNCGC believes this combination continues to provide a strong retention incentive, balances risk, and keeps senior executives focused on achieving our strategic objectives.
          Prior to 2006, the awards made under the LTIP primarily consisted of grants of stock options that vested over a period of years. In 2004, the CNCGC modified the program to include discretionary annual grants of stock options and a new cash component using a three-year performance cycle. At the same time, the number of options granted were gradually reduced to minimize the potential impact on stockholder dilution and adoption of Statement of Financial Accounting Standard (“SFAS”) 123R, now part of ASC 718, Compensation — Stock Compensation, on January 1, 2006.
          In 2006, the CNCGC discontinued annual stock option grants (both time-vested and performance-based), and implemented restricted stock grants under the LTIP. A new cash component incentive plan was also approved. For 2007, through 2010, the CNCGC decided to continue the LTIP design award strategy in providing a cash component using a three year performance cycle (2007-2009, 2008-2010, 2009-2011, and 2010-2012) and an annual restricted stock grant.
          The CNCGC believes this combination continues to provide a strong retention incentive and keeps senior executives focused on achieving our strategic objectives.
          Each year, the CNCGC determines the target total LTIP award for each NEO based on a combination of that executive’s contribution to our results, internal fairness considerations, and external market competitiveness. The total award opportunity, expressed as a percentage of base salary, varies by position, and the mix of award components (cash and equity), also varies by position.
          For the 2010-2012 measurement cycle, the total LTIP opportunity for each NEO is noted below:

	Total LTIP Award			% of Total in
Named	Target as a % of		% of Total in Equity	Equity (Performance
Executive Officer	Base Salary	% of Total in Cash	(Restricted Stock)	Shares)
Short	167%	0%	50%	50%
Shreiner	125%	20%	80%	0%
Henry	125%	20%	80%	0%
Hardaway	25%	100%	0%	0%
Williams	100%	25%	75%	0%

          In accordance with Dr. Short’s employment agreement dated December 11, 2007, and amended on December 8, 2008 and February 7, 2011, the CNCGC decided to award 100% of Dr. Short’s long term incentive value in equity awards beginning with the 2008 plan year. Fifty percent (50%) of the economic value delivered in performance shares, with the same three year performance period as the cash based plan, and fifty percent (50%) of the economic value in restricted stock. From 2005 through 2007, Dr. Short was not eligible for an equity award as he was granted an option to purchase 250,000 shares of our common stock, at market price, on the date he became CEO, May 3, 2004.
Cash Incentive Plan
          For the cash-based portion of each annual LTIP award, the CNCGC selects financial performance measures and specific thresholds, targets, and maximum goals which we need to achieve during the three-year performance period. Payouts are made at the end of the cycle. For each of the cycles, if the threshold or minimum goal is achieved, 30% of the targeted payout will occur. If the targeted goal is achieved, 100% will be paid. If the maximum goal is achieved, 175% of the target will be paid.
2008—2010 Performance Cycle
Cash (and in the case of Dr. Short, Performance Shares)
          For the 2008—2010 cycle, which was paid out in March 2011, the threshold, target, and maximum financial goals are as follows:

	Goals
	Threshold	Target	Maximum
EPS (60%)	$1.034	$1.290	$1.543
Revenue (40%)	$865.2M	$1,080.2M	$1,184.8M

     The following cash awards, based on achieving maximum performance for both EPS and revenue, were made for the 2008—2010 LTIP cycle and paid in March 2011:

Named Executive Officer	Award
Short	$ 0
Shreiner	$ 159,688
Henry	$ 151,813
Hardaway	Mr. Hardaway joined the Company on November 24, 2009 and was not eligible to participate in the plan
Williams	$ 109,375
Dr. Short was awarded 41,696 shares of Company stock.

2009—2011 Performance Cycle
Cash (and in the case of Dr. Short, Performance Shares)
          For the 2009—2011 plan cycle, which will pay out in March 2012, the threshold, target, and maximum financial goals are as follows:

	Goals
	Threshold	Target	Maximum
EPS (60%)	$1.282	$1.60	$1.920
Revenue (40%)	$910.1M	$1,136.2M	$1,246.3M

          For the 2010—2012 plan cycle, which will pay out in March 2013, the threshold, target, and maximum financial goals are as follows:

	Goals
	Threshold	Target	Maximum
EPS (60%)	$2.948	$3.680	$4.423
Revenue (40%)	$1,347.1M	$1,679.7M	$1,850.1M
Equity
Discretionary Equity Awards
          Although stock options are no longer granted as part of the LTIP, the CNCGC has given the CEO discretionary authority to grant newly-hired executives stock options to purchase up to 10,000 shares of common stock in keeping with the provisions of the Company’s 2006 Equity Incentive Plan. Each such grant will have an exercise price equal to the closing price of the Company’s shares on the date of grant. Such grants have a term of 10 years. The stock options vest at a rate of 25% per year over four years. The CNCGC has also given the CEO the alternative discretionary authority to grant newly-hired executives up to 1,500 shares of restricted stock.
          On July 1, 2010, the Board granted Mr. Hardaway 15,000 restricted shares with a two year time vesting.
          In 2010, the CNCGC granted restricted stock that will vest three years from the grant date. The CNCGC believes that time vested awards are more effective in retaining executives. Equity grants are typically approved at the CNCGC’s February meeting with the grant date being the Board’s approval date. Awards are based on individual performance, Company performance, and the base salary of each executive.

          Neither the CNCGC nor the board has ever granted stock options with exercise prices that are less than the closing price of the Company’s stock on the grant dates, nor has it granted equity-based awards which are priced on a date other than the grant date.
          Vesting rights cease upon termination of employment except in the case of death, disability or retirement. Vested options may be exercised within 90 days after termination of employment or within two years after retirement, death, or disability.
Retirement Plans
          The NEOs participate in a 401(k) savings plan which is made available to all employees on the same terms and conditions. The plan is a tax-qualified retirement savings plan under which the NEOs, like all employees, can contribute on a pre-tax basis up to certain limits established by the Internal Revenue Service. We match 50%, up to the first 4%, of the employee’s contribution. Our matching contributions are vested after one year of service. Each participant in the plan can choose from a range of investments offered by our plan administrator. Beginning on January 1, 2010, Diversified Investment Advisors administers our plan.
Deferred Compensation Plan
          The Company has a voluntary nonqualified deferred compensation program under which the NEOs and other key executives may defer up to 70% of their annual base salary and up to 70% of their annual and long-term cash-based incentive awards. In addition, if any contributions are made to the qualified 401(k) savings plan that exceed the limitations established by the Internal Revenue Service, participants may have the excess deferred under the nonqualified deferred compensation plan. This plan is discussed in more detail under the narrative for the Nonqualified Deferred Compensation table.
          In 2010, Mr. Shreiner and Ms. Williams were the only NEOs who participated in the plan.
Other Benefits
          In addition, NEOs (and certain other senior executives) are covered by the same health, life, and disability plans as our other employees generally. In addition, NEOs are entitled to reimbursement for a comprehensive annual executive physical examination.
          To defray the cost of moving when required by the Company, newly recruited out-of-town executives, like other employees, may be eligible for a pre-tax relocation benefit of between $25,000 and $150,000, depending on their positions in the Company and the anticipated actual cost to them of relocating. Our relocation policy requires that the relocation benefit be repaid on a sliding scale of between 100% and 33% by the executive if the executive voluntarily resigns within three years of commencement of employment. None of our NEOs were eligible for relocation benefits in 2010.
Perquisites
          We do not provide NEOs, or other employees, with any perquisites (other than, in the case of certain senior executives, the annual executive physical examination).

Tax Deductibility of Executive Compensation
          Section 162(m) of the Internal Revenue Code prevents us from taking a tax deduction for non-performance-based compensation in excess of $1 million in any fiscal year paid to the CEO and the three other most highly compensated NEOs (excluding the CFO). We refer to these executives as the “Section 162(m) covered executives.” In designing our executive compensation program, we carefully consider the effect of Section 162(m) together with other factors relevant to our business needs. We design annual and long-term incentive awards to be tax deductible to the Company, so long as preserving the tax deduction does not inhibit our ability to achieve our compensation objectives. We reserve the right to award non-deductible compensation when necessary to achieve our executive compensation objectives.
Severance and Change in Control Compensation Arrangements
          In March 2006, we entered into new executive severance and change-in-control agreements with a limited number of executives including Dr. Short, Mr. Shreiner, and Ms. Henry. In November 2007, we entered into an agreement with Ms. Williams upon her employment with the Company. In December 2007 we entered into a modified agreement with Dr. Short. In November 2009, we entered into an agreement with Mr. Hardaway upon his employment with the Company. The CNCGC believes that such arrangements are essential to ensure that we have a competent executive team in place through periods of uncertainty and potential strategic change, and that such arrangements provide needed continuity and successful operation of our business. Through these arrangements, the CNCGC also sought to provide an incentive to newly recruited senior executives who, it was believed would not join the organization without them.
          The agreement with our CEO, Dr. Short, provides that upon termination of his employment by the Company without cause, or termination by Dr. Short for good reason (such as a material change in salary, responsibilities and authority, or place of work), severance benefits will include: 24 months of salary continuation, the average of his annual STIP bonuses paid with respect to the three fiscal years with the Company ending before his termination, vesting of any time based outstanding equity awards that are scheduled to vest within 6 months, a prorated vesting at the target award level of any outstanding performance stock (using a fraction multiplier with the denominator of 36 and a numerator of the number of months in the performance period which have elapsed at the date of termination), 24 months of continued health benefits, and 12 months of outplacement services. For termination upon or following a change in control, Dr. Short will receive a lump-sum payment of 2.99 times his then current annual base salary plus 2.99 times the average of his annual STIP bonuses paid with respect to the three fiscal years with the Company ending before his termination, vesting of all outstanding equity awards (performance stock based grants shall be deemed to have been fully performed and performance targets fully met), 24 months of continued health benefits, and 12 months of outplacement services. In addition, Dr. Short will also be entitled to receive an amount equal to his target bonus percentage for the year that the change in control occurs multiplied by his then-current annual salary on the termination date, prorated for the portion of the year during which he was employed by the Company. In either occurrence, Dr. Short shall not be permitted to determine, directly or indirectly, the taxable year of payment.
          The agreements for Mr. Shreiner and Ms. Henry provide that, upon termination by the Company without cause, or termination by one of those executives for good reason, severance benefits will include 12 months of salary continuation, payment of the STIP award at target for the year of termination, and 12 months of continued health benefits and twelve months outplacement. The agreement for Mr. Hardaway provides that, upon termination by the Company without cause or with good reason, severance benefits would include eighteen months of salary continuation, pro-rated payment of the STIP target award, and eighteen months of continued health benefits and twelve months of outplacement. For termination following a change in control, all three will receive a lump-sum payment of 1.5 times their then current annual base salary plus 1.5 times his/her target bonus in the year that the change in control occurs, vesting of all outstanding equity awards, 18 months of continued health benefits, and 12 months of outplacement services. In addition, the executives will be entitled to receive an amount equal to their target bonus percentage for the year that the change in control occurs multiplied by their then-current annual salary on the termination date, prorated for the portion of the year during which they were employed by the Company.
          Ms. Williams is covered by a severance plan that, upon termination of employment by the Company without cause or termination for good reason, and prior to change in control, provides severance benefits of 12 month’s salary continuation, an STIP award at target for the year in which the termination occurs and twelve months of continued health benefits and twelve months of outplacement. Ms. Williams has a termination compensation agreement which provides for the following upon termination following a change in control within 2 years of the transaction date: a lump-sum cash payment equal to 12 months of her current annual salary plus her target bonus in the year that the change in control occurs, vesting of all outstanding equity awards, 12 months of continued health benefits, and 12 months of outplacement services. In addition, Ms. Williams will be entitled to receive an amount equal to her target bonus percentage for the year that the change in control occurs multiplied by her then-current annual salary on the termination date, prorated for the portion of the year during which she was employed by the Company.
          Our change in control compensation arrangements use what is called a “double trigger,” in which no compensation is paid unless an executive is terminated without cause or resigns for good reason within two years after a change in control. This is done to prevent a windfall to the executive upon a change in control that is not followed by a termination without cause or resignation for good reason.
          Separately, as identified in the LTIP, in the event of a change in control, the current award targets for NEOs will be prorated to the date of the change in control based on the target award opportunity using the greater of actual performance at the change in control date or target award level. This provision applies for the performance periods of 2008-2010, 2009-2011, and 2010-2012.
          All of the NEOs are also entitled to gross-up payments for any excise tax incurred by them under Section 280G of the Internal Revenue Code in connection with any severance or change in control compensation.
          In December 2008, the Company amended its Termination Compensation Agreements, and Severance Plans to comply with Sec 409(a) of the IRS tax code.
          These agreements are described in more detail under the section entitled “Potential Payments upon Termination or Change in Control.”
Executive Stock Ownership Guidelines
          To further reinforce the alignment between stockholder’s interests and management, the CNCGC adopted formal executive stock ownership guidelines during 2009 that were implemented on January 1, 2010. The program requires senior management to achieve a defined stock ownership level within a 5 year measurement period, and includes annual pro-rata milestone requirements. The target ownership levels are expressed as a multiple of annualized base salary and are as follows; CEO— 5 times, Executive Vice President— 3 times, and Senior Vice President— 2 times.
Compensation Recovery
          The Company is subject to the provisions of Section 304 of the Sarbanes-Oxley Act of 2002 concerning executive disgorgement of certain compensation and profits if the Company’s financial statements would have to be restated as a result of misconduct. The Company does not maintain any other policy on disgorgement.
Summary Compensation Table
          The table below summarizes the total compensation paid to each of the NEOs for the fiscal years ended December 31, 2010, 2009 and 2008.
SUMMARY COMPENSATION TABLE

					Non-Equity
					Incentive Plan	All Other
		Salary	Bonus	Stock Awards	Compensation	Compensation
	Year	(1)	(2)	(3)	(4)	(5)	Total
John Short,	2010	$734,375	—	$1,249,979	$493,125	$4,900	$2,482,379
CEO	2009	$625,002	—	$1,087,503	$1,505,644	$4,900	$3,223,049
	2008	$618,958	—	$1,079,318	$682,531	$4,600	$2,385,407

Jay Shreiner,	2010	$385,729	—	$378,994	$304,171	$6,072	$1,074,966
CFO	2009	$374,917	$25,000	$364,941	$390,765	$4,976	$1,160,599
	2008	$363,958	—	$364,915	$216,119	$4,600	$949,592

Patricia Henry,	2010	$379,729	—	$373,120	$327,170	$4,900	$1,084,919
EVP	2009	$369,792	—	$361,996	$496,393	$4,900	$1,233,081
	2008	$357,625	—	$346,955	$319,980	$4,600	$1,029,160

W. Brock Hardaway,	2010	$388,446	—	$310,350	$119,111	—	$817,907
EVP	2009	$47,169	—	$524,475	—	—	$571,644
	2008	—	—	—	—	—	—

Patricia Williams,	2010	$263,604	—	$194,112	$188,367	$5,361	$651,444
SVP	2009	$256,375	—	$187,447	$142,802	$5,062	$591,686
	2008	$250,000	—	—	$90,890	$4,600	$345,490

[1]	The amounts shown above reflect actual amounts received or deferred during 2010, 2009 and 2008.

[2]	In 2009, the Committee decided to recognize select key executives and managers on a one time basis, for the successful acquisition of

Triumph HealthCare.

[3]	Amounts in this column reflect the aggregate grant date fair value of stock awards granted in the fiscal year computed in accordance with FASB ASC Topic 718. Dr. Short’s performance-based restricted stock awards are valued on the probable outcome of the performance conditions as of the grant date (which in each case, the probable outcome on the grant date equaled 57.14% of the performance award’s potential maximum value). If such awards were valued at their maximum potential value, the aggregate grant date fair value of all awards granted to Dr. Short equaled $1,718,729, $1,495,317 and $1,484,073 in 2010, 2009 and 2008, respectively.

[4]	Amounts in this column reflect the cash awards to the NEOs under the short-term incentive plan (STIP) and the long-term incentive plan (LTIP) which are set out below and which are discussed in the Compensation Discussion and Analysis, and in the narrative to the Grants of Plan-Based Awards Table.

[5]	The amounts included in this column represent Company matching contributions under the 401(k) savings plan and the deferred compensation plan.

	STIP Award		LTIP Award
John Short	2010	$493,125	—	2008-2010
	2009	$924,000	$581,644	2007-2009
	2008	$384,519	$298,012	2006-2008

Jay Shreiner	2010	$144,483	$159,688	2008-2010
	2009	$280,157	$110,608	2007-2009
	2008	$165,874	$50,245	2006-2008

Patricia Henry	2010	$175,357	$151,813	2008-2010
	2009	$270,686	$225,707	2007-2009
	2008	$212,820	$107,160	2006-2008

W. Brock Hardaway	2010	$119,111	N/A	2008-2010
	2009	—	N/A	2007-2009
	2008	N/A	N/A	2006-2008

Patricia Williams	2010	$78,992	$109,375	2008-2010
	2009	$142,802	N/A	2007-2009
	2008	$90,890	N/A	2006-2008
          The following table sets forth information concerning grants of plan-based awards made during the fiscal year ended December 31, 2010 to the NEOs:

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity			Estimated Future Payouts Under Equity
		Incentive Plan Awards			Incentive Plan Awards
								All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Equity
			Target				Maximum	Units	Awards
Name	Grant Date	Threshold	(6)	Maximum	Threshold	Target	(7)	(8)	(9)
John Short	2/8/2010 (STIP)	181,500	750,000	1,350,000

	4/1/2010				6,703	22,345	39,104	22,345	$1,249,979

Jay Shreiner	2/8/2010 (STIP)	47,009	194,250	349,650

	2/8/2010 (LTIP)	28,425	94,750	165,813

	4/1/2010							13,550	$378,994

Patricia Henry	2/8/2010 (STIP)	46,283	191,250	344,250

	2/8/2010 (LTIP)	27,975	93,250	163,188

	4/1/2010							13,340	$373,120

Brock Hardaway	2/8/2010 (STIP)	54,450	225,000	405,000

	2/8/2010 (LTIP)	29,250	97,500	170,625

	7/1/2010							15,000	$310,350

Patricia Williams	2/8/2010 (STIP)	25,700	106,200	191,160

	2/8/2010 (LTIP)	19,425	64,750	113,313

	4/1/2010							6,940	$194,112

[6]	In February 2010, the CNCGC set the year’s threshold, target, and maximum levels for each component of the financial performance goals with corresponding threshold, target, and maximum levels of payout based on the percentage of the goal achieved for both the short-term incentive plan (STIP) and the 3-year cash based long-term incentive plan (LTIP). For the 2010 STIP, if at least 85% of the targeted earnings per share goal was achieved, 30 percent of the target was to be paid. If 100% of the target earnings per share goal was achieved, 100% payout would have been made. A maximum of 200% of target would have been paid if 120% of the earnings per share goal was achieved. No payout was to be made if less than 85% of the targeted financial goal was achieved. With regard to the revenue target, if at least 85% of the targeted goal was achieved, 30% of the payout would have been made. If 100% of the goal was attained, 100% of the payout would have been made. The maximum payout of 200% would have been paid if 110% of the targeted revenue goal was achieved. For the division level income and revenue performance objectives in Ms. Henry’s and Mr. Hardaway’s plan the same achievement levels and award payout opportunities are required for an award payout on each respective component. With regards to performance based individual objectives, the award can range from 0% up to 100% of target. For the three-year LTIP performance cycles 2010-2012, payable in March 2013, 2009-2011, payable in March 2012 and 2008-2010, payable in March 2011, if at least 80% of the targeted earnings per share goal is achieved, then 30% of the target payment will be paid. If 100% of the target earnings per share goal is achieved, then 100% of the target payment will be made. A maximum of 100% of target will be paid if 120% of the earnings per share goal is achieved. No payout is to be made if less than 80% of the targeted financial goal is achieved. With regard to the revenue target, if at least 80% of the targeted goal is achieved, then 30% of the target payment will be paid. If 100% of the goal is attained, then 100% of the target payment will be made. The maximum payout of 100% will be made if 110% of the targeted revenue goal is achieved.

[7]	The stock awards presented in this column were granted to Dr. Short pursuant to our LTIP. Such awards were granted under the Company’s 2006 Equity Incentive Plan. 39,104 represents the maximum number of shares which could vest upon the satisfaction of performance-based conditions for the 2010-2012 performance period.

[8]	The stock awards presented in this column reflect the number of awards granted for each NEO pursuant to our LTIP. Such awards were granted under the Company’s 2006 Equity Incentive Plan. All of the shares listed in this column will cliff vest on the third anniversary date of the award except for the shares granted to W. Brock Hardaway, which will cliff vest on the second anniversary of the award.

[9]	Represents the grant date fair value of all equity awards including 22,345 of the 39,104 maximum potential shares granted to Dr. Short that are subject to performance-based vesting conditions.

          The following table sets forth information concerning outstanding equity awards at December 31, 2010 for our NEOs:
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
							Equity Incentive
			Equity Incentive			Equity Incentive	Plan Awards: Market
	Number of	Number of	Plan Awards: Number			Plan Awards: Number	or Payout Value of
	Securities	Securities	of Securities			of Unearned Shares,	Unearned Shares,
	Underlying	Underlying	Underlying			Units, or Other	Units, or Other
	Unexercised Options	Unexercised Options	Unexercised	Option Exercise		Rights That Have	Rights That Have
	Exercisable	Unexercisable	Unearned Options	Price	Option Expiration	Not Vested	Not Vested
Name	(#)	(#)	(#)	($)	Date	(#)(10)	($)
	4,861			$39.50	1/14/2011	65,522	$1,552,871
John Short	7,000			$25.09	1/14/2012	106,656	$2,527,747
	6,300			$18.93	1/16/2013	61,449	$1,456,341
	250,000			$21.58	5/3/2014

Jay Shreiner	30,000			$19.11	3/27/2016	17,270	$409,299
						26,030	$616,911
						13,550	$321,135

Patricia Henry	4,230			$23.09	10/26/2014	16,420	$389,154
	10,143			$27.99	2/8/2015	25,820	$611,934
	8,857			$27.99	2/8/2015	13,340	$316,158

W. Brock Hardaway						18,500	$438,450
						15,000	$355,500

Patricia S. Williams						13,370	$316,869
						6,940	$164,478

(10)	For Dr. Short, the number of shares listed in this column assume the “maximum” potential payout of his shares that are subject to performance based vesting condition. All of the remaining shares listed in this column will cliff vest on the third anniversary date of the award except for 15,000 shares granted to W. Brock Hardaway, which will cliff vest on the second anniversary date of the award.

          The following table sets forth information concerning each exercise of options and vesting of stock awards during the fiscal year ended December 31, 2010 by the NEOs:
OPTION EXERCISES AND STOCK AWARD VESTINGS

	Options Awards		Stock Awards
	Number of Shares
	Acquired on	Value Realized On	Number of Shares	Value Realized On
	Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)
John Short
Jay Shreiner			16,420	$454,506
Patricia Henry	80,000	$648,222	16,760	$463,917
W. Brock Hardaway
Patricia S. Williams			7,000	$136,850
          The following table sets forth information concerning contributions, earnings, and balances under our nonqualified deferred compensation plans for the NEO as of December 31, 2010:
NONQUALIFIED DEFERRED COMPENSATION

			Registrant		Aggregate
	Beginning	Executive	Contributions	Aggregate Earnings	Withdrawals/	Aggregate Balance
	Balance on 1/1/2010	Contributions	in Last FY	in Last FY	Distributions	at Last FYE
Name	($)	($)	($)	($)	($)	($)
Jay Shreiner	$37,785	$58,615	$1,172	$10,673	$0.00	$108,245
Patricia Williams	$13,212	$32,733	$461	$2,074	$0.00	$48,480
          For both Mr. Shreiner and Ms. Williams, no contributions were attributed to a 401(k) refund. The participant contributions reported above are included in the salary compensation that was already reported in the summary compensation table. Only registrant contributions and aggregate earnings are additional compensation.
          The Company provides a voluntary nonqualified deferred compensation program under which the NEOs and other key executives may defer up to 70% of their annual base salary and up to 70% of their annual and long-term cash-based incentive awards. In addition, if any contributions are made to the qualified 401(k) savings plan that exceed the limitations established by the Internal Revenue Service, participants may have the excess deferred under the nonqualified deferred compensation plan.

          Each year participants can elect to defer compensation in the plan that is administered for the Company by a third party investment management company. Beginning on January 1, 2010, Diversified Investment Advisors administers our plan. The plan closely reflects the same family of funds that are offered under the qualified 401(k) plan. Participants may elect to invest their money in one or more of the mutual funds that are available under the plan. Participants can also elect to change investment options or transfer existing funds at any time throughout the year. The plan does not offer a guaranteed rate of return fund election — but does provide a money market fund. Deferred compensation account balances appreciate or lose value based on how the selected funds perform. During the annual enrollment election process participants are provided the opportunity to elect distribution payouts for the covered compensation. The plan provides for payouts at a future date either while currently employed or upon termination from the Company. Participants can elect to receive either a lump sum payment or annual installments for up to ten years.
          The current plan was adopted effective as of July 1, 2005 to comply with Sec 409(a) of the Internal Revenue Code. A Committee comprised of our CFO and other managers are responsible for administering the plan. The Committee reviews each quarter the performance of the plan and information provided by the plan investment administrator.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
          The tables below reflect the amount of compensation that each NEO would be entitled to if the conditions to the entitlement to such compensation discussed below had been satisfied on December 31, 2010. The amounts payable to any NEO can only be determined at the time, and based on the actual facts and circumstances of a given NEO’s actual separation of employment from the Company.

Name of Participant:
John Short	Termination for Good Reason or Without Cause
	Involuntary Termination	Change in Control
Type of Payment	$	$
Salary Continuation	$1,500,000
Annual Incentive	$600,548
Restricted Stock		$4,026,867
Performance Plan	N/A
Welfare Benefits	$31,245	$31,245
Outplacement	$20,000	$20,000
Excise Tax and Gross Up		$2,531,494
Severance Payments		$4,788,139
Total	$2,151,793	$11,397,745

          The Company currently has a termination compensation agreement with Dr. Short, our CEO. Under the agreement, upon termination of employment by Dr. Short for good reason or by the Company without cause prior to a change in control, the Company will continue to pay for a period of 24 months after the termination date monthly payments to Dr. Short equal to one-twelfth of the sum of his then-current annual salary and the average of his annual STIP bonuses paid with respect to the three fiscal years with the Company ending before his termination. If Dr. Short’s employment is terminated within two years after a change in control by the Company without cause, or by Dr. Short for any reason, he will be entitled to a lump-sum cash payment equal to 2.99 times his then-current annual salary plus 2.99 times the average of his annual STIP bonuses paid with respect to the three fiscal years with the Company ending before his termination. In addition, Dr. Short will also be entitled to receive an amount equal to his target bonus percentage for the year that the change in control occurs multiplied by his then-current annual salary on the termination date, prorated for the portion of the year during which he was employed by the Company.
          With regards to outstanding (or unvested) long-term incentive awards, in the event of a change in control, all equity award restrictions lapse and become fully vested (performance stock based grants shall be deemed to have been fully vested at the target level of performance); and for the cash based plan(s), the award will be prorated to the date of change in control based on the target award opportunity of the incumbent using the greater of actual performance at the change in control date or target award level.
          In any of the above-described terminations, Dr. Short will also be entitled to the continuation of his health and welfare benefits for up to two years after the date of termination. Dr. Short will also be entitled to executive-level outplacement services by a vendor selected by the Company.
          The agreement also contains non-compete and non-solicitation covenants that extend for one year after termination of his employment as well as confidentiality provisions protecting the confidential data and information of the Company.
          If the value of the cash payments and the continuation or acceleration of benefits upon termination under any of the termination compensation agreements would subject the executive officer to the payment of a federal excise tax as “excess parachute payments,” the Company will make an additional “gross-up” payment to cover the additional taxes owed by the named executive. Dr. Short’s agreement was modified in December 2007 such that any payments by the Company that would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, shall be decreased to the greatest amount that could be paid to him that would not give rise to any such excise taxes. Dr. Short’s agreement was amended in December 2008 to comply with Sec 409(a) of the Internal Revenue Code.
          A change in control transaction, as defined shall mean:

•	The acquisition by one person, or more than one person acting as a group, of ownership of stock of the Company that, together with stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of the Company; or

•	The acquisition by one person, or more than one person acting as a group, of ownership of stock of the Company, that together with stock of the Company acquired during the twelve-month period ending on the date of the most recent acquisition by such person or group, constitutes 30% or more of the total voting power of the stock of the Company; or

•	A majority of the members of the Company’s Board of Directors is replaced during any twelve-month period by Directors whose appointment or election is not endorsed by a majority of the members of the Company’s Board of Directors before the date of the appointment or election; or

•	One person, or more than one person acting as a group, acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person or group) assets from the Company that have a total gross fair market value (determined without regard to any liabilities associated with such assets) equal to or more than 40% of the total gross fair market value of all of the assets of the Company immediately before such acquisition or acquisitions.
          “Cause” generally means Dr. Short’s failure to substantially perform his assigned duties or willful misconduct materially injurious to the Company. “Good reason” generally means the assignment of Dr. Short to lesser duties, a reduction in or cancellation of his salary, bonus, compensation or other benefit plans, his relocation to a new metropolitan area, or any breach of the agreement by the Company.

Name of Participant:
Jay Shreiner	Termination for Good Reason or Without Cause
	Involuntary Termination	Change in Control
Type of Payment	$	$
Salary Continuation	$388,500
Annual Incentive	$194,250
Restricted Stock		$1,347,345
Option Awards
Performance Plan	N/A	$297,729
Welfare Benefits	$5,209	$7,813
Outplacement	$20,000	$20,000
Excise Tax and Gross Up
Severance Payments		$1,068,375
Total	$607,959	$2,741,262

          Mr. Shreiner has a termination compensation agreement which, upon termination of employment by him for good reason or by the Company without cause prior to change in control, provides that the Company will continue to pay for 12 months after the termination date monthly payments equal to one-twelfth of his then-current salary and target bonus for the year in which the termination occurs. If Mr. Shreiner’s employment is terminated within two years after a change in control by him for good reason or by the Company without cause, he will be entitled to a lump-sum cash payment equal to 1.5 times his then current annual salary plus 1.5 times his target bonus in the year that the change in control occurs. In addition, Mr. Shreiner will also be entitled to receive an amount equal to his target bonus percentage for the year that the change in control occurs multiplied by his then-current annual salary on the termination date, prorated for the portion of the year during which he was terminated by the Company. With regard to outstanding (or unvested) long-term incentive awards, in the event of a change in control, all equity award restrictions lapse and become fully vested; and for the cash based plan, the award will be prorated to the date of change in control based on the target award opportunity of the incumbent using the greater of actual performance at the change in control date or target award level.
          In any of the above-described pre-change in control terminations, Mr. Shreiner will also be entitled to the continuation of his health and welfare benefits for up to twelve months after the date of termination. In the case of a termination after a change in control transaction, Mr. Shreiner will be entitled to the continuation of his health and welfare benefits for up to eighteen months after the date of termination. In either case, Mr. Shreiner will be entitled to executive-level outplacement services by a vendor selected by the Company.
          Mr. Shreiner’s agreement also contains non-compete and non-solicitation covenants that extend for one year after termination of the executive officer’s employment as well as confidentiality provisions protecting the confidential data and information of the Company.
          If the value of the cash payments and the continuation or acceleration of benefits upon termination under any of the termination compensation agreements would subject Mr. Shreiner to the payment of a federal excise tax as “excess parachute payments,” the Company will make an additional “gross-up” payment to cover the additional taxes owed by the officer. Mr. Shreiner’s agreement was amended in December 2008 to comply with Sec 409(a) of the IRS tax code.
          A change in control transaction, as defined shall mean:
•	The acquisition by one person, or more than one person acting as a group, of ownership of stock of the Company that, together with stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of the Company; or

•	The acquisition by one person, or more than one person acting as a group, of ownership of stock of the Company, that together with stock of the Company acquired during the twelve-month period ending on the date of the most recent acquisition by such person or group, constitutes 30% or more of the total voting power of the stock of the Company; or

•	A majority of the members of the Company’s Board of Directors is replaced during any twelve-month period by Directors whose appointment or election is not endorsed by a majority of the members of the Company’s Board of Directors before the date of the appointment or election; or

•	One person, or more than one person acting as a group, acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person or group) assets from the Company that have a total gross fair market value (determined without regard to any liabilities associated with such assets) equal to or more than 40% of the total gross fair market value of all of the assets of the Company immediately before such acquisition or acquisitions.
“Cause” and “Good Reason” are defined generally in the same manner as in Dr. Short’s agreement.

Name of Participant:	Termination for Good Reason
Patricia Henry	or Without Cause
	Involuntary	Change in
	Termination	Control
Type of Payment	$	$
Salary Continuation	$382,500
Annual Incentive	$191,250
Restricted Stock		$1,317,246
Performance Plan	N/A	$288,479
Welfare Benefits	$11,093	$16,640
Outplacement	$20,000	$20,000
Excise Tax and Gross Up
Severance Payments		$1,051,875
Total	$604,843	$2,694,240
          Ms. Henry has a termination compensation agreement which, upon termination of employment by her for good reason or by the Company without cause prior to change in control, provides that the Company will continue to pay for 12 months after the termination date monthly payments equal to one-twelfth of the executive’s then-current salary and target bonus for the year in which the termination occurs. If Ms. Henry’s employment is terminated within two years after a change in control by her for good reason or by the Company without cause, she will be entitled to a lump-sum cash payment equal to 1.5 times her then current annual salary plus 1.5 times her target bonus in the year that the change in control occurs. In addition, Ms. Henry will also be entitled to receive an amount equal to her target bonus percentage for the year that the change in control occurs multiplied by her then-current annual salary on the termination date, prorated for the portion of the year during which she was employed by the Company.

          With regards to outstanding (or unvested) long-term incentive awards, in the event of a change in control, all equity award restrictions lapse and become fully vested; and for the cash based plan, the award will be prorated to the date of change in control based on the target award opportunity of the incumbent using the greater of actual performance at the change in control date or target award level.
          In any of the above-described pre-change in control terminations, Ms. Henry will also be entitled to the continuation of her health and welfare benefits for up to twelve months after the date of termination. In the case of a termination after a change in control transaction, Ms. Henry will be entitled to the continuation of her health and welfare benefits for up to eighteen months after the date of termination. In either case, Ms. Henry will be entitled to executive-level outplacement services by a vendor selected by the Company.
          Ms. Henry’s agreement also contains non-compete and non-solicitation covenants that extend for one year after termination of the executive officer’s employment as well as confidentiality provisions protecting the confidential data and information of the Company.
          If the value of the cash payments and the continuation or acceleration of benefits upon termination under any of the termination compensation agreements would subject Ms. Henry to the payment of a federal excise tax as “excess parachute payments,” the Company will make an additional “gross-up” payment to cover the additional taxes owed by the officer. Ms. Henry’s agreement was amended in December 2008 to comply with Sec 409(a) of the IRS tax code.
          A change in control transaction, as defined shall mean:
•	The acquisition by one person, or more than one person acting as a group, of ownership of stock of the Company that, together with stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of the Company; or

•	The acquisition by one person, or more than one person acting as a group, of ownership of stock of the Company, that together with stock of the Company acquired during the twelve-month period ending on the date of the most recent acquisition by such person or group, constitutes 30% or more of the total voting power of the stock of the Company; or

•	A majority of the members of the Company’s Board of Directors is replaced during any twelve-month period by Directors whose appointment or election is not endorsed by a majority of the members of the Company’s Board of Directors before the date of the appointment or election; or

•	One person, or more than one person acting as a group, acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person or group) assets from the Company that have a total gross fair market value (determined without regard to any liabilities associated with such assets) equal to or more than 40% of the total gross fair market value of all of the assets of the Company immediately before such acquisition or acquisitions.

“Cause” and “Good Reason” are defined generally in the same manner as in Dr. Short’s agreement.

Name of Participant:	Termination for Good Reason
W. Brock Hardaway	or Without Cause
	Involuntary	Change in
	Termination	Control
Type of Payment	$	$
Salary Continuation	$675,000
Annual Incentive	$225,000
Restricted Stock		$793,950
Performance Plan	N/A	$32,500
Welfare Benefits	$23,801	$23,801
Outplacement	$20,000	$20,000
Excise Tax and Gross Up
Severance Payments		$1,237,500
Total	$943,801	$2,107,751
          Mr. Hardaway has a termination compensation agreement which, upon termination of employment by ho, for good reason or by the Company without cause prior to, or more than two years following a change in control, provides that the Company will continue to pay for 18 months after the termination date monthly payments equal to one-twelfth of the executive’s then-current salary and target bonus for the year in which the termination occurs, prorated for the portion of the year during which he was employed by the Company. If Mr. Hardaway’s employment is terminated within two years after a change in control by him for good reason or by the Company without cause, he will be entitled to a lump-sum cash payment equal to 1.5 times his then current annual salary plus 1.5 times his target bonus in the year that the change in control occurs. In addition, Mr. Hardaway will also be entitled to receive an amount equal to his target bonus percentage for the year that the change in control occurs multiplied by his then-current annual salary on the termination date, prorated for the portion of the year during which he was employed by the Company.
          With regards to outstanding (or unvested) long-term incentive awards, in the event of a change in control, all equity award restrictions lapse and become fully vested; and for the cash based plan, the award will be prorated to the date of change in control based on the target award opportunity of the incumbent using the greater of actual performance at the change in control date or target award level.
          In any of the above-described terminations (whether before or after a change in control), Mr. Hardaway will also be entitled to the continuation of his health and welfare benefits for up to eighteen months after the date of termination. Mr. Hardaway will also be entitled to executive-level outplacement services by a vendor selected by the Company.

          Mr. Hardaway’s agreement also contains non-compete and non-solicitation covenants that extend for one year after termination of the executive officer’s employment as well as confidentiality provisions protecting the confidential data and information of the Company.
          If the value of the cash payments and the continuation or acceleration of benefits upon termination under any of the termination compensation agreements would subject Mr. Hardaway to the payment of a federal excise tax as “excess parachute payments,” the Company will make an additional “gross-up” payment to cover the additional taxes owed by the officer.
          A change in control transaction, as defined shall mean:
•	The acquisition by one person, or more than one person acting as a group, of ownership of stock of the Company that, together with stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of the Company; or

•	The acquisition by one person, or more than one person acting as a group, of ownership of stock of the Company, that together with stock of the Company acquired during the twelve-month period ending on the date of the most recent acquisition by such person or group, constitutes 30% or more of the total voting power of the stock of the Company; or

•	A majority of the members of the Company’s Board of Directors is replaced during any twelve-month period by Directors whose appointment or election is not endorsed by a majority of the members of the Company’s Board of Directors before the date of the appointment or election; or

•	One person, or more than one person acting as a group, acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person or group) assets from the Company that have a total gross fair market value (determined without regard to any liabilities associated with such assets) equal to or more than 40% of the total gross fair market value of all of the assets of the Company immediately before such acquisition or acquisitions.
“Cause” and “Good Reason” are defined generally in the same manner as in Dr. Short’s agreement.

Name of Participant:	Termination for Good Reason
Patricia Williams	or Without Cause
	Involuntary	Change in
	Termination	Control
Type of Payment	$	$
Salary Continuation	$265,500
Annual Incentive	$106,200
Restricted Stock		$481,347
Performance Plan	N/A	$203,875
Welfare Benefits	$15,867	$15,867
Outplacement	$20,000	$20,000
Excise Tax and Gross Up
Severance Payments		$477,900
Total	$407,567	$1,198,989

          Ms. Williams is covered by a severance plan for Company Senior Vice Presidents which, upon termination of employment by her for good reason or by the Company without cause prior to change in control, provides that the Company will continue to pay for 12 months after the termination date monthly payments equal to one-twelfth of her then-current salary and target bonus for the year in which the termination occurs.
          Ms. Williams has a termination compensation agreement which, if her employment is terminated within two years after a change in control by the executive for good reason or by the Company without cause, she will be entitled to a lump-sum cash payment equal to 1.0 times her then-current annual salary plus 1.0 times her target bonus in the year that the change in control occurs. In addition, Ms. Williams will also be entitled to receive an amount equal to her target bonus percentage for the year that the change in control occurs multiplied by her then-current annual salary on the termination date, prorated for the portion of the year during which she was employed by the Company.
          With regards to outstanding (or unvested) long-term incentive awards, in the event of a change in control, all equity award restrictions lapse and become fully vested; and for the cash based plan, the award will be prorated to the date of change in control based on the target award opportunity of the incumbent using the greater of actual performance at the change in control date or target award level.
          In any of the above-described pre-change in control terminations, Ms. Williams will also be entitled to the continuation of her health and welfare benefits for up to twelve months after the date of termination. In the case of a termination after a change in control transaction, Ms. Williams will be entitled to the continuation of her health and welfare benefits for up to twelve months after the date of termination. Under either plan, Ms. Williams will be entitled to executive-level outplacement services by a vendor selected by the Company.
          Both the severance plan and the termination compensation agreement contain non-compete and non-solicitation covenants that extend for one year after termination of the executive officer’s employment as well as confidentiality provisions protecting the confidential data and information of the Company.
          If the value of the cash payments and the continuation or acceleration of benefits upon termination under any of the termination compensation agreements would subject Ms. Williams’ to the payment of a federal excise tax as “excess parachute payments,” the Company will make an additional “gross-up” payment to cover the additional taxes owed by the officer. Ms. Williams’ agreement was amended in December 2008 to comply with Sec 409(a) of the IRS tax code.
          A change in control transaction, as defined shall mean:

•	The acquisition by one person, or more than one person acting as a group, of ownership of stock of the Company that, together with stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of the Company; or

•	The acquisition by one person, or more than one person acting as a group, of ownership of stock of the Company, that together with stock of the Company acquired during the twelve-month period ending on the date of the most recent acquisition by such person or group, constitutes 30% or more of the total voting power of the stock of the Company; or

•	A majority of the members of the Company’s Board of Directors is replaced during any twelve-month period by Directors whose appointment or election is not endorsed by a majority of the members of the Company’s Board of Directors before the date of the appointment or election; or

•	One person, or more than one person acting as a group, acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person or group) assets from the Company that have a total gross fair market value (determined without regard to any liabilities associated with such assets) equal to or more than 40% of the total gross fair market value of all of the assets of the Company immediately before such acquisition or acquisitions.
“Cause” and “Good Reason” are defined generally in the same manner as in Dr. Short’s agreement.
DIRECTOR COMPENSATION

	Fees
	Earned or
	Paid in	Stock
	Cash	Awards	Total
Name	($)(11)	($)(12)	($)
Colleen Conway-Welch	$61,000	$79,996	$140,996
Anthony S. Piszel	$65,000	$79,996	$144,996
Suzan L. Rayner	$62,500	$79,996	$142,496
Harry E. Rich	$122,000	$79,996	$201,996
Christopher T. Hjelm	$54,000	$79,996	$133,996
Larry Warren	$56,750	$79,996	$136,746
Theodore M. Wight	$66,000	$79,996	$145,996

(11)	In 2010, each non-executive director received an annual cash retainer of $50,000. Harry E. Rich, as the non-executive Chairman of the Board, received an additional annual cash retainer of $70,000 for the additional time, effort, service, and assistance that such role entails. Anthony S. Piszel, as the Chair of the Audit Committee, received an additional annual cash retainer of $15,000 for the additional time, effort, service, and assistance that such role entails. Theodore Wight, as the Chair of the CNCGC, and Colleen Conway-Welch, as the Chair of the Compliance Committee, each received an additional annual cash retainer of $10,000 for the additional time, effort, service, and assistance that those roles entail. Suzan Rayner, as the Chair of the Quality & Patient Safety Committee, received an additional annual cash retainer of $7,500 for the additional time, effort, service, and assistance that such role entails. Larry Warren received an additional cash retainer of $3,750 for the additional time, effort and service necessitated by being a member of three Board committees. Each of the directors received the following compensation related to site visits: Harry Rich $2,000 for two site visits; Suzan Rayner $5,000 for five site visits; Theodore Wight $6,000 for six site visits; Larry Warren $3,000 for three site visits; Chris Hjelm $4,000 for four site visits; and Colleen Conway-Welch $1,000 for one site visit.

(12)	Reflects the aggregate grant date fair value of stock awards granted in 2010 computed in accordance with FASB ASC Topic 718.
Independent Non-Employee Director’s Stock Ownership Guidelines
          The Board believes it is critical to be aligned with stockholders’ interests. In 2009 the CNCGC adopted formal independent non-employee directors stock ownership guidelines. The program was implemented effective January 1, 2010 and requires outside Board members achieve a stock ownership multiple of 3 times the annual cash retainer payment within a 5 year period.
          The 2007-2009 annual compensation program for directors was determined in October of 2006. At that time, the Board and the Company’s management conferred with the Company’s independent consultant, Hewitt Associates, as well as the CNCGC’s independent consultant, Frederic W. Cook, to help ensure that the level, structure, and amount of compensation paid to the Company’s Directors is fair, reasonable, and competitive. Director compensation and all relevant market and benchmark data was considered by the CNCGC and then approved by the full Board. Prior to these pay changes the compensation levels had remained constant since 2003.
          In the November 2009, the CNCGC requested Hewitt to conduct a similar study as 2006. The study utilized the previously established peer group as a data foundation and further expanded the group with other comparable Health Care companies. The compensation data was derived from public proxy filings. The new peer group consisted of nineteen (19) organizations with 2008 year end revenue between $213 million and $4.2 billion with a median of $1.2 billion. The peer group companies included:

Almost Family Inc.	Amedisys
AMN Healthcare Services	Bioscrip Inc.
Catalyst Health Solutions	Cross Country Healthcare Inc.
Emergency Medical Services Corp.	Ensign Group, Inc.
Gentiva Health Services, Inc.	Hanger Orthopedic Group
HealthSouth Corporation	inVentiv Health Inc.
Kindred Healthcare Inc.	LHC Group, Inc.
Lincare Holdings, Inc.	Res-Care Inc.
Rural/Metro Corporation	Skilled Healthcare Group Inc.
Sun Healthcare Group, Inc.
          In establishing 2010 compensation levels, the CNCGC considered the expanded business impact and scope the acquisition of Triumph HealthCare Holdings, Inc. would have on the organization. As such the CNCGC approved the following changes in compensation: Annual Cash Retainer — $50,000; Annual Equity Retainer — $80,000; Annual Non-Executive Chairman — $70,000. The annual retainers for the Committee chair positions remained at the 2007 levels: Audit- $15,000; CNCGC — $10,000; and Compliance — $10,000. A $10,000 retainer for the Chairman of the newly established Quality and Patient Safety Committee and a $5,000 retainer payment for any board member who served on three (3) separate Committees were instituted.

Certain Relationships and Related Transactions
          The CNCGC is responsible for reviewing and approving or rejecting all proposed related party transactions. In doing so, the Committee is guided by the terms and provisions of our (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Organizational Ethics, (iii) Code of Conduct for Senior Executives and Financial Officers, and (iv) Compliance Plan. The Committee seeks to ensure that any transaction between the Company and a related party is made at arm’s length, avoids even the appearance of any impropriety, and is commercially fair and reasonable to the Company.
          On September 1, 2006, the Company and 55JS, Ltd., a company that is owned and controlled by the Company’s CEO, Dr. Short, entered into a Non-Continuous Dry Lease Agreement relative to a Learjet 35 (the “Aircraft”) owned by 55JS. Pursuant to the terms of the agreement, as renewed, the Aircraft (without a flight crew) is made available by 55JS to us for air transportation consistent with all requirements of the Federal Aviation Regulations. The agreement requires that we reimburse 55JS for all variable operating expenses incurred when the Aircraft is used on Company business, in addition to a prorated share of the fixed ownership expenses of 55JS. The agreement further provides that, in no event, shall 55JS be entitled to total reimbursement in excess of an amount that equals the average market cost of three charter operators in the St. Louis region for the same type of aircraft based on the same number of flight hours. The agreement superseded a previous agreement that was in effect between the parties prior to September 1, 2006. During 2010, we purchased air transportation services from 55JS at an approximate cost of $759,000.
CNCGC Interlocks and Insider Participation
          No member of the CNCGC is, or was during the fiscal year ended December 31, 2010, an officer, former officer, or employee of the Company or any of its subsidiaries, or a person having a relationship requiring disclosure by the Company pursuant to Item 404 of Regulation S-K. During 2010, no executive officer of the Company served as a member of (i) the compensation committee of another entity of which one of the executive officers of such entity served on the Company’s Committee or (ii) the Board of Directors of another entity of which one of the executive officers of such entity served on the Company’s Board.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The following table provides information as of fiscal year ended December 31, 2010 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Number of
securities to
	be issued		Number of securities
	upon		remaining available
	exercise of	Weighted-average	for future issuance
	outstanding	exercise price of	under equity
	options,	outstanding	compensation plans
	warrants and	options, warrants	(excluding securities
	rights	and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	604,868	$24.33	2,181,606	(13)
Equity compensation plans not approved by security holders	—	—	—
Total	604,868	$24.33	2,181,606

(13)	Represents the number of shares of common stock available for future issuance under the Company’s 2006 Equity Incentive Plan. Permissible awards under the Company’s plan include stock options, stock appreciation rights, restricted stock, stock units and other equity-based awards.
Voting Securities And Principal Holders Thereof
          The following entities are known to our management to be the beneficial owners of 5% or more of our common stock as of March 31, 2011:

	Number of Shares	Percent of Outstanding
Name and Address of Beneficial Owner	Beneficially Owned	Common Stock (14)
BlackRock, Inc. (15) 40 East 52nd Street New York, NY 10022	1,952,731	7.65%

Security Investors, LLC (16) One Security Benefit Place Topeka, Kansas 66636-0001	1,479,055	5.80%

Wellington Management Company (17) 280 Congress Street Boston, MA 02210	1,436,483	5.63%

(14)	The percentage calculations are based upon 25,513,799 shares of our common stock outstanding on March 31, 2011.

(15)	The information provided is based on Schedule 13G dated January 21, 2011. BlackRock, Inc. has sole power to vote 1,952,731 shares and sole dispositive power for 1,952,731 shares reported as beneficially owned.

(16)	The information provided is based on Schedule 13G dated February 11, 2011. Security Investors, LLC has sole power to vote 1,479,055 shares and sole dispositive power for 1,479,055 shares reported as beneficially owned.

(17)	The information provided is based on Schedule 13G dated February 14, 2011. Wellington Management Company has shared power to vote 1,060,720 shares and shared dispositive power for 1,436,483 shares reported as beneficially owned.

SECURITY OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS
          The following table sets forth, as of March 31, 2011, the beneficial ownership of our common stock by each director and each Named Executive Officer (or “NEO”) individually, and all directors and executive officers as a group:

		Percent of
	Number of Shares	Outstanding
Name of Beneficial Owner	Beneficially Owned(18)(19)	Common Stock(20)
Colleen Conway-Welch, Ph.D., R.N.	56,802	(21)
Christopher Hjelm	17,772	(21)
Anthony Piszel	3,200	(21)
Suzan Rayner, M.D.	10,010	(21)
Harry Rich	11,272	(21)
Larry Warren	20,272	(21)
Theodore Wight	20,272	(21)
John Short, Ph.D.	217,780	(21)
Patricia Henry	49,519	(21)
Jay Shreiner	98,220	(21)
Brock Hardaway	45,650	(21)
Patricia Williams	26,767	(21)
All directors and executive officers as a group (16 persons)	641,727	2.51%

(18)	Except as otherwise noted, each individual has sole voting and investment power with respect to the shares listed beside his or her name.

(19)	Totals include 40,800 shares subject to stock options owned by Dr. Conway-Welch (35,800) and Ms. Welc (5,000) that are either presently exercisable or exercisable within 60 days of March 31, 2011. Totals also include 900 Shares allocated to Ms. Williams, 39 shares issued to Ms. Henry, and 1441 shares allocated to other executive officer sunder our 401(k) plan. Dr. Short discloses indirect ownership of 282 shares allocated to his son under our 401(k) plan.

(20)	The percentage calculations are based upon 25,513,799 shares of our common stock outstanding on March 31, 2011, and, for each director or executive officer or the group, the number of shares subject to options exercisable by such director or executive officer or the group within 60 days of March 31, 2011.

(21)	Less than one percent.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
          The CNCGC is responsible for reviewing and approving or rejecting all proposed related party transactions. In doing so, the Committee is guided by the terms and provisions of our (i) Corporate Governance Guidelines, (ii) Code of Business Conduct and Organizational Ethics, (iii) Code of Conduct for Senior Executives and Financial Officers, and (iv) Compliance Plan. The Committee seeks to ensure that any transaction between the Company and a related party is made at arm’s length, avoids even the appearance of any impropriety, and is commercially fair and reasonable to the Company.

          On September 1, 2006, the Company and 55JS, Ltd., a company that is owned and controlled by the Company’s CEO, Dr. Short, entered into a Non-Continuous Dry Lease Agreement relative to a Learjet 35 (the “Aircraft”) owned by 55JS. Pursuant to the terms of the agreement, as renewed, the Aircraft (without a flight crew) is made available by 55JS to us for air transportation consistent with all requirements of the Federal Aviation Regulations. The agreement requires that we reimburse 55JS for all variable operating expenses incurred when the Aircraft is used on Company business, in addition to a prorated share of the fixed ownership expenses of 55JS. The agreement further provides that, in no event, shall 55JS be entitled to total reimbursement in excess of an amount that equals the average market cost of three charter operators in the St. Louis region for the same type of aircraft based on the same number of flight hours. The agreement superseded a previous agreement that was in effect between the parties prior to September 1, 2006. During 2010, we purchased air transportation services from 55JS at an approximate cost of $759,000.
Director Independence
          We believe that a substantial majority of the Board should be entirely independent of management. Accordingly, while the Board will determine, from time to time, the number of employee directors that will be permitted, under no circumstances will the proportion of employee directors exceed one-third of the entire Board membership. In addition, the Board operates under the direction of an independent, non-employee Chairman of the Board.
          For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company. The Board has established corporate governance guidelines to assist it in determining director independence, which conform to the independence requirements in the New York Stock Exchange Corporate Governance Standards. The portion of the guidelines that relates to director independence is set forth below. The Board has determined that Dr. Conway-Welch, Mr. Piszel, Dr. Rayner, Mr. Hjelm, Mr. Rich, Mr. Warren and Mr. Wight satisfy the New York Stock Exchange’s independence requirements and our independence guidelines. In making these independence determinations, the Board of Directors reviewed all of our Directors’ relationships with the Company including a review of the responses of the Directors to questions regarding employment, business, familial, compensation and other relationships with the Company and its management.
          In addition to applying the Company’s corporate governance guidelines, the Board considers all relevant facts and circumstances in making an independence determination, and not merely from the standpoint of the director, but also from that of persons or organizations with which the director has an affiliation. Independence depends not only on the personal, employment and business relationships of each director, but also upon the Board’s overall relationship with, and attitude towards, management and the independence of mind of the individual director. Providing objective, independent judgment is at the core of the Board’s oversight responsibilities. It is our policy that the Board and each outside director will reflect this independence.
          Under the guidelines, an independent director is a member of the Board of Directors of the Company who:
•	Is not currently receiving, and has not received, during the three years prior to the date of determination, more than $100,000 per year in direct compensation from the Company, other than director and committee fees and receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service to the Company (provided that such compensation is not contingent in any way on continued service) and has no immediate family member who is receiving or has received such compensation either currently or during such three-year period;

•	Is not, and has not been, for the three years prior to the date of determination, an employee of the Company and has no immediate family member who is or has been, for the three years prior to the date of determination, an executive officer of the Company;

•	Is not, and no immediate family member is a current partner of the firm that is the Company’s internal or external auditor;

•	Is not a current employee of a firm that is the Company’s internal or external auditor, and no immediate family member of the director (i) is a current employee of a firm that is the Company’s internal or external auditor, and (ii) participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice;

•	Was not, within the last three years, and no immediate family member has been, within the last three years, a partner or employee of a firm that is the Company’s internal or external auditor and personally worked on the Company’s audit within that time frame;

•	Is not, and has not been (and has no immediate family member who is or has been), for the three years prior to the date of determination, part of an interlocking directorship in which an executive officer of the Company serves on the Compensation Committee of the company that concurrently employed the director (or immediate family member) as an executive officer;

•	Is not an executive officer or an employee (and has no immediate family member who is an executive officer) of another company that presently, or at any time within the three years prior to the date of determination, makes payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues; and

•	The Board of Directors has affirmatively determined no other material commercial, industrial, banking, consulting, legal, accounting, charitable or familial relationship with the Company, either individually or as a partner, stockholder or officer of an organization or entity having such a relationship with the Company, which relationship would adversely impact the director’s independence in connection with the Company.
          For the purpose of determining independence under the foregoing principles, “immediate family member” means a director’s spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone who shares the director’s home. The Committee may conclude that a director is independent if the disqualifying issue relates to an immediate family member who is no longer an immediate family member as a result of legal separation or divorce or if the relevant immediate family member has died or become incapacitated. References to any company include any parent or subsidiary in a consolidated group with the Company.

          It is a responsibility of the Board to regularly assess each director’s independence and to take appropriate actions in any instance in which the requisite independence has been compromised.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our financial statements for 2010 and 2009, and fees billed for other services rendered by KPMG LLP for the fiscal years shown.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2010	December 31, 2009
Audit Fees(22)	$1,190,662	$1,437,068
Audit-Related Fees(23)	92,800	94,125
Tax Fees(24)	—	—
All Other Fees(25)	—	—

Total	$1,283,462	$1,531,193

(22)	Audit Fees consist of fees for professional services rendered for the audit of our financial statements included in our Form 10-K during the years ended December 31, 2010 and 2009, review of our Form 10-Qs and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.

(23)	Audit related fees consist of fees rendered for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. This category includes fees related primarily to an audit of our employee benefit plans and the audit of separate entity financial statements for one of our subsidiaries for 2010 and 2009.

(24)	Tax Fees consist of fees rendered for professional services for federal and state tax compliance and tax consulting and advice.

(25)	All Other Fees consist of fees for products and services other than the services reported above.
          Our Audit Committee has established a policy requiring the approval of all audit engagement fees and terms and the pre-approval of all non-audit services provided to us by KPMG LLP. The policy prohibits the Audit Committee from delegating to management the Committee’s responsibility to pre-approve permitted services of our independent auditor.
          For fiscal years 2010 and 2009, the Audit Committee pre-approved all of the fees for services covered under the captions “Audit Fees,” “Audit Related Fees.”
          Prior to retaining KPMG LLP to provide any non-audit services, the Audit Committee considered whether KPMG LLP’s provision of all these services was compatible with maintaining the independence of KPMG LLP and determined that the provision of these services would not interfere with KPMG LLP’s independence.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
2.1	Agreement and Plan of Merger, dated November 3, 2009, between the Registrant, RehabCare Group East, Inc., RehabCare Hospital Holdings, L.L.C., RehabCare Merger Sub Corporation, Triumph HealthCare Holdings, Inc. and TA Associates, Inc. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 3, 2009 and incorporated herein by reference)

2.2	Agreement and Plan of Merger, dated February 7, 2011, between the Registrant and Kindred Healthcare, Inc. and Kindred Healthcare Development, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2011 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467], and incorporated herein by reference)

3.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1995 and incorporated herein by reference)

3.3	Certificate of Amendment of Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2009 and incorporated herein by reference)

3.4	Amended and Restated Bylaws, dated October 30, 2007 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 31, 2007 and incorporated herein by reference)

10.1	1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference) *

10.2	Form of Stock Option Agreement for 1987 Incentive Stock Option and 1987 Nonstatutory Stock Option Plans (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, dated May 9, 1991 [Registration No. 33-40467] and incorporated herein by reference) *

10.3	Termination Compensation Agreement, dated December 11, 2007 by and between RehabCare Group, Inc. and John H. Short, Ph.D. (filed as Exhibit 10.1 to Registrant’s Annual Report on Form 8-K dated December 12, 2007 and incorporated herein by reference) *

10.4	Amendment to Termination Compensation Agreement, dated December 8, 2008 by and between RehabCare Group, Inc. and John H. Short, Ph.D. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.5	Letter agreement, dated February 7, 2011, by and between RehabCare Group, Inc. and John H. Short, Ph.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2011 and incorporated herein by reference)*

10.6	Termination Compensation Agreement dated December 8, 2008 by and between RehabCare Group, Inc. and Jay W. Shreiner (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.7	Termination Compensation Agreement dated December 8, 2008 by and between RehabCare Group, Inc. and Patricia M. Henry (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.8	Form of Change in Control Termination Agreement dated December 8, 2008 by and between RehabCare Group, Inc. and Mary Patricia Welc (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.9	Change in Control Termination Agreement dated November 12, 2007 by and between RehabCare Group, Inc. and Patricia S. Williams (filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference) *

10.10	Termination Compensation Agreement dated November 3, 2009 by and between RehabCare Group, Inc. and William “Brock” Hardaway (filed with the Original Form 10-K) *

10.11	Form of Termination Compensation Agreement dated March 10, 2006 by and between RehabCare Group, Inc. and other executive officers who are not named executive officers in the Registrant’s proxy statement for the 2006 annual meeting of stockholders (filed as Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference) *

10.12	RehabCare Severance Plan for Company Senior Vice Presidents effective January 1, 2009 (filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.13	RehabCare Severance Plan for Company Vice Presidents effective January 1, 2009 (filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.14	RehabCare Executive Deferred Compensation Plan (filed as Exhibit 10.12 to the Registrant’s Report on Form 10-K, dated May 27, 1994 and incorporated herein by reference) *

10.15	RehabCare Executive Deferred Compensation Plan as amended and restated effective January 1, 2009 (filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K dated December 12, 2008 and incorporated herein by reference) *

10.16	RehabCare Directors’ Stock Option Plan (filed as Appendix A to Registrant’s definitive Proxy Statement for the 1994 Annual Meeting of Stockholders and incorporated herein by reference) *

10.17	Second Amended and Restated 1996 Long-Term Performance Plan (filed as Appendix B to Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and incorporated herein by reference) *

10.18	Form of Stock Option Agreement for the Second Amended and Restated 1996 Long-Term Performance Plan (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference) *

10.19	Form of Restricted Stock Agreement for the Second Amended and Restated 1996 Long-Term Performance Plan (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference) *

10.20	RehabCare Group, Inc. 2006 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and incorporated herein by reference) *

10.21	RehabCare Group, Inc. 2006 Equity Incentive Plan, as amended and restated effective May 4, 2010 (filed as Appendix A to the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders and incorporated herein by reference)*

10.22	Amended and Restated Credit Agreement, dated November 24, 2009, by and among RehabCare Group, Inc., as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, and Bank of America, N.A., as administrative agent and collateral agent, and Banc of America Securities LLC, RBC Capital Markets and BNP Paribas Securities Corp., as joint lead arrangers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 24, 2009 and incorporated herein by reference)

10.23	Pledge Agreement, dated as of November 24, 2009, by and among RehabCare Group, Inc. and subsidiaries, as pledgors, and Bank of America, N.A., as collateral agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 24, 2009 and incorporated herein by reference)

10.24	Security Agreement, dated as of November 24, 2009, by and among RehabCare Group, Inc. and subsidiaries, as grantors, and Bank of America, N.A., as collateral agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 24, 2009 and incorporated herein by reference)

10.25	Non-Continuous Aircraft Dry Lease Agreement by and between 55JS Limited, Co. and RehabCare Group, Inc. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 7, 2006 and incorporated herein by reference)

10.26	Asset Purchase Agreement dated June 8, 2005 by and among RehabCare Group East, Inc., a wholly owned subsidiary of Registrant, MeadowBrook HealthCare, Inc., MeadowBrook Specialty Hospital of Tulsa LLC, Lafayette Rehab Associate Limited

Partnership, Clear Lake Rehabilitation Hospital, Inc. and South Dade Rehab Associates Limited Partnership (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 4, 2005 and incorporated herein by reference)

10.27	Purchase and Sale Agreement, dated May 3, 2006, by and among LUK-Symphony Management, LLC, Symphony Health Services, LLC and RehabCare Group, Inc. (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 8, 2006 and incorporated herein by reference)

21.1	Subsidiaries of the Registrant (filed with the Original Form 10-K)

23.1	Consent of KPMG LLP (filed with the Original Form 10-K)

31.1	Certification by Chief Executive Officer in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by Chief Financial Officer in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Original Form 10-K)

32.2	Certification by Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Original Form 10-K)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 28, 2011

REHABCARE GROUP, INC. (Registrant)
By:	/s/ Jay W. Shreiner
Jay W. Shreiner
Executive Vice President and Chief Financial Officer