Form 10-Q
period 2011-03-31
REHABCARE GROUP INC
filed 2011-04-29
CIK 812191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 001-14655
RehabCare Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	51-0265872
(State of Incorporation)	(I.R.S. Employer Identification No.)
7733 Forsyth Boulevard, 23rdFloor, St. Louis, Missouri 63105
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 31, 2011, there were 25,513,799 outstanding shares of the registrant’s common stock.

REHABCARE GROUP, INC.
Index

PART 1. — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
REHABCARE GROUP, INC.
Condensed Consolidated Statements of Earnings
(Unaudited; amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Operating revenues	$364,599	$321,954
Costs and expenses:
Operating	284,980	256,636
Selling, general and administrative	33,603	26,535
Depreciation and amortization	8,223	7,218

Total costs and expenses	326,806	290,389

Operating earnings	37,793	31,565

Interest income	12	18
Interest expense	(7,468)	(8,500)
Other income (expense), net	(14)	7
Equity in net income of affiliate	163	116

Earnings from continuing operations before income taxes	30,486	23,206
Income taxes	11,024	8,941

Earnings from continuing operations, net of tax	19,462	14,265
Gain from discontinued operations, net of tax	2,968	564

Net earnings	22,430	14,829
Net (earnings) loss attributable to noncontrolling interests	(1,665)	164

Net earnings attributable to RehabCare	$20,765	$14,993

Amounts attributable to RehabCare stockholders:
Earnings from continuing operations, net of tax	$17,797	$14,429
Gain from discontinued operations, net of tax	2,968	564

Net earnings	$20,765	$14,993

Weighted-average common shares outstanding:
Basic	24,599	24,108

Diluted	25,025	24,655

Basic earnings per share attributable to RehabCare:
Earnings from continuing operations, net of tax	$0.72	$0.60
Gain from discontinued operations, net of tax	0.12	0.02

Net earnings	$0.84	$0.62

Diluted earnings per share attributable to RehabCare:
Earnings from continuing operations, net of tax	$0.71	$0.59
Gain from discontinued operations, net of tax	0.12	0.02

Net earnings	$0.83	$0.61

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,622	$23,205
Accounts receivable, net of allowance for doubtful accounts of $24,953 and $24,273, respectively	249,015	231,311
Deferred tax assets	24,094	21,034
Other current assets	11,221	14,559

Total current assets	317,952	290,109
Marketable securities, trading	3,977	3,965
Property and equipment, net	117,386	119,591
Goodwill	567,863	559,866
Intangible assets, net	129,576	127,227
Assets held for sale	—	10,407
Investment in unconsolidated affiliate	4,924	4,913
Other	18,662	19,623

Total assets	$1,160,340	$1,135,701

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$7,791	$9,116
Accounts payable	15,665	16,440
Accrued salaries and wages	68,478	78,863
Income taxes payable	13,025	2,906
Accrued expenses	72,124	65,171

Total current liabilities	177,083	172,496
Long-term debt, less current portion	365,138	381,772
Deferred compensation	3,929	3,958
Deferred tax liabilities	56,571	54,755
Other	1,550	1,737

Total liabilities	604,271	614,718

Stockholders’ equity:
Preferred stock, $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 60,000,000 shares, issued 28,902,999 shares and 28,304,789 shares as of March 31, 2011 and December 31, 2010, respectively	289	283
Additional paid-in capital	306,151	292,078
Retained earnings	283,206	262,441
Less common stock held in treasury at cost; 4,002,898 shares as of March 31, 2011 and December 31, 2010	(54,704)	(54,704)

Total stockholders’ equity	534,942	500,098
Noncontrolling interests	21,127	20,885

Total equity	556,069	520,983

Total liabilities and equity	$1,160,340	$1,135,701

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; amounts in thousands)

	Three Months Ended
	March 31,
	2011	2010
Net earnings	$22,430	$14,829

Other comprehensive income, net of tax	—	—

Comprehensive income	22,430	14,829

Comprehensive (income) loss attributable to noncontrolling interests	(1,665)	164

Comprehensive income attributable to RehabCare	$20,765	$14,993

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statement of Changes in Equity
(Unaudited; amounts in thousands)

	Amounts Attributable to RehabCare Stockholders
		Additional			Non-
	Common	paid-in	Retained	Treasury	controlling	Total
	stock	capital	earnings	stock	interests	equity
Balance, December 31, 2010	$283	$292,078	$262,441	$(54,704)	$20,885	$520,983

Net earnings	—	—	20,765	—	1,665	22,430

Stock-based compensation	—	2,016	—	—	—	2,016

Activity under stock plans	6	12,057	—	—	—	12,063

Distributions to noncontrolling interests	—	—	—	—	(1,423)	(1,423)

Balance, March 31, 2011	$289	$306,151	$283,206	$(54,704)	$21,127	$556,069

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; amounts in thousands)

	Three Months Ended,
	March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$22,430	$14,829
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	8,223	7,280
Provision for doubtful accounts	2,798	3,124
Equity in net income of affiliate	(163)	(116)
Stock-based compensation expense	2,016	596
Income tax benefits from share-based payments	4,177	1,362
Excess tax benefits from share-based payments	(1,615)	(636)
Gain on disposal of discontinued operation	(4,940)	—
Loss (gain) on disposal of property and equipment	14	(7)
Changes in assets and liabilities:
Accounts receivable, net	(20,502)	(19,149)
Other current assets	3,448	1,150
Accounts payable	(775)	(648)
Accrued salaries and wages	(10,543)	(8,211)
Income taxes payable and deferred taxes	6,973	5,143
Accrued expenses	7,257	2,835
Other assets and other liabilities	1,045	959

Net cash provided by operating activities	19,843	8,511

Cash flows from investing activities:
Additions to property and equipment	(3,140)	(5,241)
Purchase of marketable securities	(401)	(395)
Proceeds from sale/maturities of marketable securities	510	423
Proceeds from disposition of business	1,953	—
Other, net	71	62

Net cash used in investing activities	(1,007)	(5,151)

Cash flows from financing activities:
Net change in revolving credit facility	(1,400)	—
Principal payments on long-term debt	(16,902)	(1,828)
Contributions by noncontrolling interests	—	590
Distributions to noncontrolling interests	(1,423)	(120)
Activity under stock plans	9,691	23
Excess tax benefits from share-based payments	1,615	636

Net cash used in financing activities	(8,419)	(699)

Net increase in cash and cash equivalents	10,417	2,661
Cash and cash equivalents at beginning of period	23,205	24,690

Cash and cash equivalents at end of period	$33,622	$27,351

See accompanying notes to condensed consolidated financial statements.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements
Three Month Periods Ended March 31, 2011 and 2010
(Unaudited)
(1) Basis of Presentation
     The condensed consolidated financial statements contained in this Form 10-Q, which are unaudited, include the accounts of RehabCare Group, Inc. (“RehabCare” or “the Company”) and its wholly and majority owned affiliates. The Company accounts for its investments in less than 50% owned affiliates using the equity method. All significant intercompany accounts and activity have been eliminated in consolidation. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year.
     Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications primarily relate to the sale of the Company’s 60-bed inpatient rehabilitation hospital in Miami (the “Miami hospital”). The Company reclassified its condensed consolidated statement of earnings for the three months ended March 31, 2010 to show the results of operations for the Miami hospital as a discontinued operation.
     The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all entries necessary for a fair presentation have been included. Reference is made to the Company’s audited consolidated financial statements and the related notes as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010, included in the Annual Report on Form 10-K on file with the Securities and Exchange Commission, which provide additional disclosures and a further description of the Company’s accounting policies.
     On February 7, 2011, the Company and Kindred Healthcare, Inc. (“Kindred”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the acquisition of the Company by Kindred. Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the boards of directors of the respective parties, the Company will be merged with and into Kindred (the “Merger”), with Kindred surviving the Merger. The consummation of the Merger is subject to certain conditions, including the adoption by the Company and Kindred stockholders of the Merger Agreement; receipt of certain licensure and regulatory approvals; Kindred’s receipt of the proceeds of the financing for the transaction; and other customary closing conditions.
     The selling, general and administrative expense line in the accompanying consolidated statement of earnings for the three months ended March 31, 2011 includes $4.8 million of charges for investment banking, legal and accounting services associated with the Kindred transaction and related matters.
(2) Critical Accounting Policies and Estimates
     The preparation of the consolidated financial statements in conformity with GAAP requires management to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s 2010 Annual Report on Form 10-K, filed on February 28, 2011.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
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

	Three Months Ended,
	March 31,
	2011	2010
Share-based compensation expense	$2,016	$596
Income tax benefit	759	225
     The Company has various incentive plans that provide long-term incentive and retention awards. These awards include stock options and restricted stock awards. At March 31, 2011, a total of approximately 2.1 million shares were available for future issuance under the plans.
Stock Options
     No stock options were granted during the three months ended March 31, 2011 and 2010. The following table provides a summary of stock options outstanding as of March 31, 2011 and changes during the three-month period then ended:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Life (yrs)	(millions)
Outstanding at January 1, 2011	604,868	$24.33
Granted	—	—
Exercised	(487,485)	22.11
Forfeited or expired	(22,583)	35.73

Outstanding at March 31, 2011	94,800	$33.05	1.4	$0.5

Exercisable at March 31, 2011	94,800	$33.05	1.4	$0.5

     The total intrinsic values of options exercised during the three months ended March 31, 2011 and 2010 were approximately $7.2 million and $0.3 million, respectively. As of March 31, 2011, all options outstanding were fully vested, and therefore, there was no unrecognized compensation cost related to nonvested options.
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

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
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
     A summary of the status of the Company’s nonvested restricted stock awards as of March 31, 2011 and changes during the three-month period ended March 31, 2011 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Awards	Shares	Fair Value
Nonvested at January 1, 2011	615,417	$20.11
Granted	152,503	35.38
Vested	(154,222)	22.04
Forfeited	—	—

Nonvested at March 31, 2011	613,698	$23.42

     The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2011 and 2010 was $35.38 and $33.68, respectively. The total fair value of shares vested during the three months ended March 31, 2011 and 2010 was approximately $3.9 million and $3.4 million, respectively. As of March 31, 2011, there was approximately $6.3 million of unrecognized compensation cost related to nonvested restricted stock awards. Excluding the possible impact of the merger with Kindred, such cost is expected to be recognized over a weighted-average period of 2.1 years.
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

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Earnings from continuing operations	$17,797	$14,429
Gain from discontinued operations, net of tax	2,968	564

Net earnings	$20,765	$14,993

Denominator:
Basic weighted average common shares outstanding	24,599	24,108
Effect of dilutive securities:
stock options and restricted stock awards	426	547

Diluted weighted average common shares outstanding	25,025	24,655

Basic earnings per common share:
Earnings from continuing operations	$0.72	$0.60
Gain from discontinued operations, net of tax	0.12	0.02

Net earnings	$0.84	$0.62

Diluted earnings per common share:
Earnings from continuing operations	$0.71	$0.59
Gain from discontinued operations, net of tax	0.12	0.02

Net earnings	$0.83	$0.61

     For the three months ended March 31, 2011 and 2010, outstanding stock options totaling approximately 56,000 and 151,000 potential shares, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.
(5) Investment in Unconsolidated Affiliate
     The Company maintains a 40% equity interest in Howard Regional Specialty Care, LLC (“HRSC”), which operates a freestanding rehabilitation hospital in Kokomo, Indiana. The Company uses the equity method to account for its investment in HRSC. The Company’s initial investment in HRSC exceeded the Company’s share of the book value of HRSC’s stockholders’ equity by approximately $3.5 million. This excess is being accounted for as equity method goodwill. The carrying value of the Company’s investment in HRSC was approximately $4.9 million at March 31, 2011 and December 31, 2010.
(6) Business Combination
     Effective January 1, 2011, the Company acquired all of the outstanding capital stock of Select Specialty Hospital — Northwest Indiana, Inc. (the “Northwest Indiana LTACH”) from Select Medical Corporation in exchange for the Company’s 60-bed inpatient rehabilitation hospital in Miami. The Northwest Indiana LTACH is a 70-bed long-term acute care hospital located in Hammond, Indiana. At closing, Select also paid the Company cash consideration of approximately $2.0 million. The total value of the transaction has been estimated at approximately $15.0 million. The assets of the Northwest Indiana LTACH were valued using a discounted cash flows analysis under the income approach, a Level 3 (as described in Note 12) measurement technique.

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
     In connection with the purchase of the Northwest Indiana LTACH, the Company recorded $12.1 million in intangible assets, consisting primarily of goodwill and Medicare provider numbers. All of the goodwill was assigned to the Company’s hospitals segment. All of the goodwill is expected to be deductible for tax purposes. The Northwest Indiana LTACH’s results of operations have been included in the Company’s financial statements prospectively beginning after the date of acquisition. The Company’s statement of earnings for the first quarter of 2011 includes operating revenues and operating earnings of approximately $5.6 million and $0.6 million, respectively, related to the Northwest Indiana LTACH.
(7) Intangible Assets
     At March 31, 2011 and December 31, 2010, the Company had the following intangible asset balances (in thousands):

	March 31, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing Intangible Assets:
Noncompete agreements	$5,110	$(3,274)	$4,710	$(3,078)
Customer contracts and relationships	23,096	(15,323)	23,096	(14,848)
Trade names	40,493	(6,224)	40,083	(5,529)
Medicare exemption	454	(454)	454	(454)
Market access assets	5,720	(667)	5,720	(596)
Certificates of need	9,442	(1,374)	9,442	(1,130)
Lease arrangements	1,305	(648)	1,305	(578)

Total	$85,620	$(27,964)	$84,810	$(26,213)

Non-amortizing Intangible Assets:
Medicare provider numbers	$71,920		$68,220
Trade names	—		410

	$71,920		$68,630

     Certain customer contracts and lease arrangements have contractual provisions that enable renewal or extension of the asset’s contractual life. Costs incurred to renew or extend the term of a recognized intangible asset are expensed in the period incurred.
     Amortization expense incurred by continuing operations was approximately $1,752,000 and $2,126,000 for the three months ended March 31, 2011 and 2010, respectively.
     The changes in the carrying amount of goodwill for the three months ended March 31, 2011 follows (in thousands):

	SRS (a)	HRS (b)	Hospitals	Total
Balance at December 31, 2010	$79,419	$39,715	$440,732	$559,866
Acquisitions	—	—	7,997	7,997

Balance at March 31, 2011	$79,419	$39,715	$448,729	$567,863

(a)	Skilled Nursing Rehabilitation Services (SRS).

(b)	Hospital Rehabilitation Services (HRS).

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(8) Disposition and Discontinued Operation
     As discussed in Note 6, the Company completed its transaction with Select Medical Corporation under which the Company exchanged its Miami hospital for Select’s 70-bed long-term acute care hospital in northwest Indiana. This transaction closed on January 1, 2011. At closing, Select also paid the Company cash consideration of approximately $2.0 million. The total value of the transaction has been estimated at approximately $15.0 million. This transaction was the result of a strategic review of the markets in Miami and northwest Indiana. In connection with this transaction, the Company recognized a pre-tax gain related to the disposal of the Miami hospital assets of approximately $4.9 million in the first quarter of 2011.
     The Miami hospital had been a component of the Hospital reporting unit since 2005. In accordance with the requirements of GAAP, the assets and liabilities of the Miami hospital were reported on the December 31, 2010 consolidated balance sheet as assets and liabilities held for sale.
     The Miami hospital has been classified as a discontinued operation pursuant to GAAP. The operating results for this discontinued operation are shown in the following table (in thousands). No interest expense has been allocated.

	Three Months Ended
	March 31,
	2011	2010
Operating revenues	$64	$5,407
Costs and expenses	217	4,496

Operating (loss) gain from discontinued operations	(153)	911
Gain on disposal of assets of discontinued operations	4,940	—
Income tax expense	(1,819)	(347)

Gain from discontinued operations, net of tax	$2,968	$564

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
     Borrowings under the $125 million revolving credit facility bear interest at the Company’s option at either a base rate or the London Interbank Offering Rate (“LIBOR”) for one, two, three or six month interest periods, or a nine or twelve month period if available, plus an applicable margin percentage. The base rate is the greater of the federal funds rate plus one-half of 1%, Bank of America N.A.’s prime rate or one month LIBOR plus 1%. As of March 31, 2011, there were no borrowings outstanding under the revolving credit facility.
     The term loan facility requires quarterly installments of $1,125,000 with the balance payable upon the final maturity. In addition, the Company is required to make mandatory principal prepayments equal to a portion of its consolidated excess cash flow (as defined in the Credit Agreement) when its consolidated leverage ratio reaches certain levels. Borrowings under the term loan facility bear interest at either the base rate plus 300 basis points or LIBOR plus 400 basis points with a LIBOR floor of 200 basis points. As of

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2011, the interest rate under the term loan facility was 6.0% and the balance outstanding under the term loan was $369.4 million, which excludes unamortized original issue discount of approximately $7.2 million.
     The Credit Agreement is collateralized by substantially all of the Company’s assets. The Credit Agreement contains certain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in similar credit facilities. In addition, the Company is required to maintain a maximum ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ((“EBITDA”) as defined in the Credit Agreement), a maximum ratio of senior funded debt to EBITDA and a minimum ratio of adjusted earnings before interest, taxes, depreciation, amortization, rent and operating leases ((“Adjusted EBITDAR”) as defined in the Credit Agreement) to fixed charges. As of March 31, 2011, the Company was in compliance with all debt covenants.
     As of March 31, 2011, the Company had approximately $11.2 million in letters of credit outstanding to its insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount the Company may borrow under its revolving credit facility. As of March 31, 2011, after consideration of the letters of credit outstanding and the effects of restrictive covenants, the available borrowing capacity under the revolving credit facility was approximately $113.8 million.
     Certain of the Company’s leases that meet the lease capitalization criteria in accordance with FASB ASC 840-30 have been recorded as an asset and liability at the lower of fair value or the net present value of the aggregate future minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments ranged from 6.5% to 10.7% and were generally based on the lessee’s incremental borrowing rate at the inception of the lease. The balance outstanding for capital lease obligations was approximately $6.2 million at March 31, 2011 including approximately $3.1 million that is payable within the next twelve months.
(10) Industry Segment Information
     The Company operates in the following two reportable business segments, which are managed separately based on fundamental differences in operations: program management services and hospitals. Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and skilled nursing rehabilitation services (including contract therapy in skilled nursing facilities, resident-centered management consulting services and staffing services for therapists and nurses). The Company’s hospitals segment owns and operates 30 long-term acute care hospitals and five inpatient rehabilitation hospitals. Virtually all of the Company’s services are provided in the United States. Summarized information about the Company’s operations in each industry segment is as follows (in thousands):

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Operating Revenues		Operating Earnings
	Three Months Ended,		Three Months Ended,
	March 31,		March 31,
	2011	2010	2011	2010
Program management:
Skilled nursing rehabilitation services	$136,871	$126,352	$7,995	$10,345
Hospital rehabilitation services	46,354	43,240	8,659	6,921

Program management total	183,225	169,592	16,654	17,266
Hospitals	181,374	152,362	25,926	14,299
Unallocated corporate expenses (1)	N/A	N/A	(4,787)	—

Total	$364,599	$321,954	$37,793	$31,565

	Depreciation and
	Amortization		Capital Expenditures
	Three Months Ended,		Three Months Ended,
	March 31,		March 31,
	2011	2010	2011	2010
Program management:
Skilled nursing rehabilitation services	$1,595	$1,307	$1,641	$976
Hospital rehabilitation services	576	537	14	55

Program management total	2,171	1,844	1,655	1,031
Hospitals	6,052	5,374	1,485	4,210

Total	$8,223	$7,218	$3,140	$5,241

	Total Assets
	March 31,	December 31,
	2011	2010
Program management:
Skilled nursing rehabilitation services	$201,414	$196,264
Hospital rehabilitation services	129,632	117,548

Program management total	331,046	313,812
Hospitals (2)	829,294	821,889

Total	$1,160,340	$1,135,701

(1)	Charges for investment banking, legal and accounting services associated with the Kindred transaction and related matters.

(2)	Hospital total assets include the carrying value of the Company’s equity investment in HRSC.
(11) Related Party Transactions
     The Company purchased air transportation services from 55JS Limited, Co. at an approximate cost of $169,000 and $205,000 for the three months ended March 31, 2011 and 2010, respectively. 55JS Limited, Co. is owned by the Company’s President and Chief Executive Officer, John Short. The air transportation

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
services are billed to the Company for hourly usage of the 55JS Limited, Co. plane for Company business at rates which approximate market rates for similar transportation services.
(12) Fair Value Measurements
     At March 31, 2011, the Company’s financial instruments consist of cash equivalents, accounts receivable, marketable securities, accounts payable and long-term debt. The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short-term nature. The carrying values of long-term debt were $372.9 million and $390.9 million at March 31, 2011 and December 31, 2010, respectively. The fair values of long-term debt were $380.4 million and $398.7 million at March 31, 2011 and December 31, 2010, respectively, and are based on the interest rates offered for borrowings with comparable maturities. The Company’s marketable securities (which had a carrying value of $4.0 million at both March 31, 2011 and December 31, 2010) are recorded at fair value.
     The Company uses a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation: Level 1 - inputs are quoted prices in active markets for the identical assets or liabilities; Level 2 - inputs other than quoted prices that are directly or indirectly observable through market-corroborated inputs; and Level 3 — inputs are unobservable, or observable but cannot be market-corroborated, requiring the Company to make assumptions about pricing by market participants. The following tables set forth information for the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	March 31, 2011
	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
Trading securities	$3,977	$3,977	$—	$—

	December 31, 2010
	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
Trading securities	$3,965	$3,965	$—	$—

     The Company’s nonfinancial assets and liabilities (including property and equipment, goodwill and other intangible assets) are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist. No impairment related to these assets was identified in the three months ended March 31, 2011.
(13) Allowance for Doubtful Accounts
     Accounts receivable is reported net of the allowance for doubtful accounts. Activity in the allowance for doubtful accounts is as follows for the three months ended March 31, 2011 (in thousands):

REHABCARE GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Balance at January 1, 2011	$24,273
Provisions for doubtful accounts	2,798
Accounts written off, net of recoveries	(2,118)

Balance at March 31, 2011	$24,953

(14) Recently Issued Pronouncements
     In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted ASU 2009-13 effective January 1, 2011. The Company’s adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial position or results of operations.
     In August 2010, the FASB issued ASU 2010-24, “Presentation of Insurance Claims and Related Insurance Recoveries,” which addresses the current diversity in practice related to the accounting by health care entities for medical malpractice claims and similar liabilities and their related anticipated insurance recoveries. Many health care entities, including the Company, have netted anticipated insurance recoveries against the related accrued liability. ASU 2010-24 clarifies that a health care entity should not net insurance recoveries against the related claim liability and the amount of the claim liability should be determined without consideration of insurance recoveries. ASU 2010-24 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted ASU 2010-24 effective January 1, 2011. The Company’s adoption of ASU 2010-24 did not have a material impact on the Company’s consolidated financial position or results of operations.
     In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which addresses the current diversity in practice related to the disclosure of pro forma information for business combinations. In practice, some preparers, including the Company, have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods. ASU 2010-29 clarifies that an entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 are effective prospectively for business combinations which occur on or after the beginning of the first fiscal year which begins on or after December 15, 2010. The Company adopted ASU 2010-29 effective January 1, 2011. The Company’s adoption of ASU 2010-29 had no impact on the Company’s consolidated financial position or results of operations.

REHABCARE GROUP, INC.
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results. These risks and uncertainties may include but are not limited to the following items, many of which are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010:
•	the proposed merger with Kindred Healthcare, Inc. may not be consummated as currently anticipated or at all;

•	our ability to attract and the additional costs of attracting and retaining administrative, operational and professional employees;

•	shortages of qualified therapists, nurses and other healthcare personnel;

•	unionization activities among our employees;

•	our ability to effectively respond to fluctuations in our census levels and number of patient visits;

•	changes in governmental reimbursement rates and other regulations or policies affecting reimbursement for the services provided by us to clients and/or patients;

•	competitive and regulatory effects on pricing and margins;

•	our ability to control operating costs and maintain operating margins;

•	general and economic conditions impacting us and our clients, including efforts by governmental reimbursement programs, insurers, healthcare providers and others to contain healthcare costs;

•	violations of healthcare regulations, including the 60% Rule in inpatient rehabilitation facilities and the 25% Rule and the 25 day average length of stay requirement in long-term acute care hospitals (“LTACHs”);

•	the operational, administrative and financial effect of our compliance with other governmental regulations and applicable licensing and certification requirements;

•	our ability to attract new client relationships or to retain and grow existing client relationships through expansion of our service offerings and the development of alternative product offerings;

•	our ability to integrate acquisitions and partnering relationships within the expected timeframes and to achieve the revenue, cost savings and earnings levels from such acquisitions and relationships at or above the levels projected;

•	our ability to consummate acquisitions and other partnering relationships at reasonable valuations;

•	litigation risks of our past and future business, including our ability to predict the ultimate costs and liabilities or the disruption of our operations;

•	significant increases in health, workers compensation and professional and general liability costs and our ability to predict the ultimate liability for such costs;

•	uncertainty in the financial markets that limits the availability and impacts the terms and conditions of financing, which could impact our ability to consummate acquisitions and meet obligations to third parties;

•	our ability to comply with the terms of our borrowing agreements;

•	the adequacy and effectiveness of our information systems;

•	natural disasters, pandemics and other unexpected events which could severely damage or interrupt our systems and operations; and

•	changes in federal and state income tax laws and regulations, the effectiveness of our tax planning strategies and the sustainability of our tax positions.

REHABCARE GROUP, INC.
     Many of these risks and uncertainties are beyond our control. We undertake no duty to update these forward-looking statements, even though our situation may change in the future.
Results of Operations
     We operate in the following two business segments, which are managed separately based on fundamental differences in operations: program management services and hospitals. Program management services include hospital rehabilitation services (including inpatient acute and subacute rehabilitation and outpatient therapy programs) and skilled nursing rehabilitation services (including contract therapy in skilled nursing facilities, resident-centered management consulting services and staffing services for therapists and nurses). Our hospitals segment owns and operates 30 long-term acute care hospitals (“LTACHs”) and five inpatient rehabilitation hospitals (“IRFs”).
     On February 7, 2011, we and Kindred Healthcare, Inc. (“Kindred”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the acquisition of us by Kindred. Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the boards of directors of the respective parties, we will be merged with and into Kindred (the “Merger”), with Kindred surviving the Merger. The consummation of the Merger is subject to certain conditions, including the adoption by our and Kindred stockholders of the Merger Agreement; receipt of certain licensure and regulatory approvals; Kindred’s receipt of the proceeds of the financing for the transaction; and other customary closing conditions.
     Effective January 1, 2011, we completed the sale of our 60-bed inpatient rehabilitation hospital in Miami (the “Miami hospital”) to Select Medical Corporation in exchange for Select’s 70-bed long-term acute care hospital in northwest Indiana. At closing, Select also paid us cash consideration of approximately $2.0 million. The total value of the transaction has been estimated at approximately $15.0 million. In connection with this transaction, we recognized a pre-tax gain related to the disposal of the Miami hospital assets of approximately $4.9 million in the first quarter of 2011. This transaction was the result of a strategic review of the markets in Miami and northwest Indiana. The Miami hospital has been classified as a discontinued operation.
     Prior year comparative amounts throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the treatment of the Miami hospital as a discontinued operation.

REHABCARE GROUP, INC.
Selected Operating Statistics:

	Three Months Ended
	March 31,
	2011	2010
Program Management:
Skilled Nursing Rehabilitation Services:
Total operating revenues (in thousands)	$136,871	$126,352
Contract therapy revenues (in thousands)	$129,772	$119,691
Average number of contract therapy locations	1,158	1,131
Average revenue per contract therapy location	$112,033	$105,820

Hospital Rehabilitation Services:
Operating revenues (in thousands)
Inpatient	$33,071	$31,110
Outpatient	13,283	12,130

Total	$46,354	$43,240

Average number of programs (rounded to the nearest whole number)
Inpatient	115	114
Outpatient	29	31

Total	144	145

Average revenue per program
Inpatient	$286,579	$271,996
Outpatient	$451,976	$397,717

Hospitals:
Operating revenues (in thousands)	$181,374	$152,362
Number of LTACHs at end of period	30	28
Number of IRFs at end of period	5	5
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Operating Revenues
     Consolidated operating revenues during the first quarter of 2011 increased by approximately $42.6 million, or 13.2%, to $364.6 million compared to $322.0 million in the first quarter of 2010. The revenue increase reflects growth in each of our business units.
     Skilled nursing rehabilitation services (“SRS”) operating revenues increased $10.5 million or 8.3% in the first quarter of 2011 compared to the first quarter of 2010. This increase is primarily attributable to a 2.4% increase in the average number of contract therapy locations operated and a 9.9% increase in same store contract therapy revenues in the first quarter of 2011 as compared to the first quarter of 2010. SRS operated 1,178 contract therapy programs as of March 31, 2011 compared to 1,125 as of March 31, 2010. Medicare Part B revenues and minutes increased by 19.9% and 10.9%, respectively, in the first quarter of 2011 as compared to the first quarter of 2010. Medicare Part B revenues and minutes for the first quarter of 2010 were negatively impacted by the elimination of the Part B therapy cap exception process during the

REHABCARE GROUP, INC.
months of January and February 2010. See “Regulatory and Legislative Update” for the current status of the Part B therapy cap exception process.
     Hospital rehabilitation services (“HRS”) operating revenues increased by $3.1 million or 7.2% in the first quarter of 2011 compared to the first quarter of 2010 as inpatient revenue increased by 6.3% and outpatient revenue increased by 9.5%. The increase in inpatient revenue in the first quarter of 2011 was primarily due to a 0.9% increase in the average number of inpatient programs operated and a 5.4% increase in average revenue per program. The increase in average revenue per program reflects same store inpatient rehabilitation facility (“IRF”) revenue and discharge growth of 5.4% and 5.3%, respectively, compared to the first quarter of 2010. HRS operated 105 IRF programs as of March 31, 2011 compared to 103 as of March 31, 2010. The increase in outpatient revenue in the first quarter of 2011 reflects a 13.6% increase in average revenue per program due to a 9.2% increase in outpatient same store revenues, a 6.7% increase in same store outpatient units of service and a change in contract mix. The average number of outpatient units operated declined by 3.6% in the first quarter of 2011 compared to the first quarter of 2010.
     Hospital segment operating revenues increased by $29.0 million or 19.0% from $152.4 million in the first quarter of 2010 to $181.4 million in the first quarter of 2011. The increase in revenue reflects the January 2011 acquisition of an LTACH in Hammond, Indiana, the May 2010 certification of an LTACH in Peoria, Illinois and the April 2010 opening of our Houston Heights LTACH. Same store revenues increased by $13.2 million or 8.7% in the first quarter of 2011 as compared to the first quarter of 2010. Same store revenue growth in the first quarter of 2011 reflects a 5.1% increase in same store patient discharges and an improvement in case management.
Costs and Expenses

		Three Months Ended March 31,
	2011		2010
		% of		% of
	Amount	Revenue	Amount	Revenue
		(dollars in thousands)
Consolidated costs and expenses:
Operating expenses	$284,980	78.2%	$256,636	79.7%
Selling, general and administrative	33,603	9.2	26,535	8.2
Depreciation and amortization	8,223	2.2	7,218	2.3

Total costs and expenses	$326,806	89.6%	$290,389	90.2%

     Operating expenses decreased as a percentage of revenues primarily as a result of improved operating performance by our hospitals segment, particularly our LTACHs. This impact was partially offset by an increase in SRS’s operating expenses as explained below. Selling, general and administrative expenses in the first quarter of 2011 include approximately $4.8 million of charges for investment banking, legal and accounting services associated with the Kindred transaction and related matters. These charges have not been allocated to any of our business units.
     The Company’s provision for doubtful accounts is included in operating expenses. On a consolidated basis, the provision for doubtful accounts decreased by $0.3 million from $3.1 million in the first quarter of 2010 to $2.8 million in the first quarter of 2011. Our HRS business accounted for most of the decrease in the provision for doubtful accounts in the first quarter of 2011.

REHABCARE GROUP, INC.

		Three Months Ended March 31,
	2011		2010
		% of Unit		% of Unit
	Amount	Revenue	Amount	Revenue
		(dollars in thousands)
Skilled Nursing Rehabilitation Services:
Operating expenses	$114,500	83.7%	$103,333	81.8%
Selling, general and administrative	12,781	9.3	11,367	9.0
Depreciation and amortization	1,595	1.2	1,307	1.0

Total costs and expenses	$128,876	94.2%	$116,007	91.8%

Hospital Rehabilitation Services:
Operating expenses	$32,754	70.7%	$31,155	72.1%
Selling, general and administrative	4,365	9.4	4,627	10.7
Depreciation and amortization	576	1.2	537	1.2

Total costs and expenses	$37,695	81.3%	$36,319	84.0%

Hospitals:
Operating expenses	$137,726	75.9%	$122,148	80.2%
Selling, general and administrative	11,670	6.4	10,541	6.9
Depreciation and amortization	6,052	3.4	5,374	3.5

Total costs and expenses	$155,448	85.7%	$138,063	90.6%

     Total SRS costs and expenses increased as a percentage of unit revenue in the first quarter of 2011 compared to the first quarter of 2010. Direct operating expenses increased as a percentage of unit revenue as an 8.5% increase in labor and benefit costs per minute of service more than offset the increase in average contract therapy revenue per minute. Therapist productivity continued to be negatively impacted by both the rollout of our new point of service technologies to several hundred of our units and a shift away from concurrent therapy to therapy in individual settings. This shift to therapy in individual settings began in September 2010 in anticipation of reimbursement rule changes on concurrent therapy that went into effect on October 1, 2010. The increase in selling, general and administrative expenses reflects an increase in stock-based compensation and incentive expenses. Depreciation and amortization expense increased primarily due to the implementation of new point of service technologies. SRS’s operating earnings declined from $10.3 million in the first quarter of 2010 to $8.0 million in the first quarter of 2011.
     Total HRS costs and expenses declined as a percentage of unit revenue in the first quarter of 2011 compared to the first quarter of 2010. Operating expenses decreased as a percentage of unit revenue in the current quarter reflecting a decrease in the provision for doubtful accounts, flat fixed operating expenses and higher revenues. Labor and benefit costs remained flat as a percentage of total HRS revenue. Selling, general and administrative expenses decreased primarily as a result of business development restructuring activities completed in the first quarter of 2010. As a result of these factors and the increase in revenue, HRS’s operating earnings increased from $6.9 million in the first quarter of 2010 to $8.7 million in the first quarter of 2011.
     Total hospital segment costs and expenses as a percentage of unit revenue decreased from the first quarter of 2010 to the first quarter of 2011 reflecting the improved operating performance of our LTACH hospitals, driven by higher patient census which resulted in our overall LTACH occupancy rate increasing from 63% in the first quarter of 2010 to 69% in the first quarter of 2011, and improved leverage of selling, general and administrative expenses. Combined start-up and ramp-up losses decreased from $1.3 million in the first quarter of 2010 to none in the first quarter of 2011. The 2010 losses primarily relate to the start-up of our LTACH in Peoria, Illinois. Selling, general and administrative expenses decreased as a percentage of

REHABCARE GROUP, INC.
unit revenue largely due to synergies generated by the Triumph acquisition and from improvements in fixed overhead leverage. Depreciation and amortization expense remained relatively flat as a percentage of revenue. The hospital segment generated operating earnings of $25.9 million in the first quarter of 2011 compared to operating earnings of $14.3 million in the first quarter of 2010.
Non-Operating Items
     Interest expense decreased from $8.5 million in the first quarter of 2010 to $7.5 million in the first quarter of 2011 primarily due to a reduction in the average total debt outstanding. The balances outstanding on all forms of indebtedness were $380.2 million, $398.5 million and $462.3 million at March 31, 2011, December 31, 2010, and March 31, 2010, respectively. These balances exclude unamortized original issue discounts. Interest expense includes interest incurred on all borrowings, amortization of deferred loan origination fees, amortization of original issue discounts, commitment fees paid on the unused portion of our line of credit and fees paid on outstanding letters of credit.
     Earnings from continuing operations before income taxes were $30.5 million in the first quarter of 2011 compared to $23.2 million in the first quarter of 2010. The provision for income taxes was $11.0 million in the first quarter of 2011 compared to $8.9 million in the first quarter of 2010. The provision for income taxes as a percentage of income before taxes less net earnings attributable to noncontrolling interests was 38.2% in the first quarter of 2011 as compared to 38.3% in the first quarter of 2010.
     The Company recorded gains from discontinued operations, net of tax, of $3.0 million and $0.6 million during the three months ended March 31, 2011 and 2010, respectively. These gains relate to the Miami hospital, which was sold in the first quarter of 2011. See Note 8 to the condensed consolidated financial statements for additional information.
     Net earnings (losses) attributable to noncontrolling interests in consolidated subsidiaries were $1.7 million in the first quarter of 2011 and $(0.2) million in the first quarter of 2010. The change of approximately $1.9 million reflects improved earnings at most jointly owned hospitals, most significantly at certain LTACHs in the Houston market and our LTACHs in Peoria and Kansas City.
     Net earnings attributable to RehabCare were $20.8 million in the first quarter of 2011 compared to $15.0 million in the first quarter of 2010. Diluted earnings per share attributable to RehabCare were $0.83 in the first quarter of 2011 and $0.61 in the first quarter of 2010.
Liquidity and Capital Resources
     As of March 31, 2011, we had $33.6 million in cash and cash equivalents, and a current ratio (the amount of current assets divided by current liabilities) of approximately 1.8 to 1. Net working capital increased by $23.3 million to $140.9 million at March 31, 2011 as compared to $117.6 million at December 31, 2010. Net accounts receivable were $249.0 million at March 31, 2011 compared to $231.3 million at December 31, 2010. The increase in net accounts receivable occurred primarily in our SRS and hospital businesses. The number of days sales outstanding in net receivables was 61.6 and 61.9 at March 31, 2011 and December 31, 2010, respectively.
     We generated cash from operations of $19.8 million and $8.5 million in the three months ended March 31, 2011 and 2010, respectively. The increase in cash from operations was primarily due to the increase in net earnings. Capital expenditures were $3.1 million and $5.2 million in the three months ended March 31, 2011 and 2010, respectively. Our capital expenditures primarily relate to leasehold improvements and equipment purchases for new hospitals, investments in information technology systems, equipment additions and replacements and various other capital improvements. The Company expects total capital

REHABCARE GROUP, INC.
expenditures for the second quarter of 2011 to approximate $6.0 million. Actual amounts spent will be dependent upon the timing of individual projects.
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
     On November 24, 2009, we entered into a Credit Agreement (as defined in Note 9 to our accompanying consolidated financial statements). The Credit Agreement provides for a five-year revolving credit facility of $125 million and a swingline subfacility of up to $25 million. As of March 31, 2011, there were no borrowings outstanding under the revolving credit facility. As of March 31, 2011, we had $11.2 million in letters of credit issued to insurance carriers as collateral for reimbursement of claims. The letters of credit reduce the amount we may borrow under the revolving credit facility. As of March 31, 2011, after consideration of the letters of credit outstanding and the effects of restrictive covenants, the available borrowing capacity under the revolving credit facility was approximately $113.8 million.
     The Credit Agreement also provided for a six-year $450 million term loan facility. At March 31, 2011, the balance outstanding under the term loan was $369.4 million. The term loan facility requires quarterly installments of approximately $1.1 million with the balance payable upon the final maturity. In addition, we are required to make mandatory principal prepayments equal to a portion of our consolidated excess cash flow (as defined in the Credit Agreement) when our consolidated leverage ratio reaches certain levels.
     The Credit Agreement contains certain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in similar credit facilities. In addition, we are required to maintain on a consolidated basis a maximum ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined in the Credit Agreement), a maximum ratio of senior funded debt to EBITDA and a minimum ratio of adjusted earnings before interest, taxes, depreciation, amortization, rent and operating lease expense (“Adjusted EBITDAR” as defined in the Credit Agreement) to fixed charges. As of March 31, 2011, we were in compliance with all debt covenants. If we anticipate a potential covenant violation, we would seek relief from our lenders; however, such relief might not be granted or might be granted on terms less favorable than those in our existing Credit Agreement.
Regulatory and Legislative Update
     As of January 1, 2006, certain limits or caps on the amount of reimbursement for therapy services provided to Medicare Part B patients came into effect. Beginning January 1, 2011, the annual therapy caps are $1,870 for occupational therapy and a combined cap of $1,870 for physical and speech therapy. Prior to January 1, 2010, most of our Medicare Part B patients qualified for an automatic exception to these caps due to their clinical complexities. However, the therapy cap exception process expired on January 1, 2010. On March 2, 2010, the President signed HR 4961, a short term extension for a number of expiring provisions. Contained in this bill was a retro-active extension of the Medicare Part B therapy cap exception process from January 1, 2010 through June 30, 2010. As part of the Patient Protection and Affordable Care Act (“PPACA”), the therapy cap exception process was extended another six months. In December 2010, the President signed a bill further extending the therapy cap exception process through December 31, 2011. Unless legislation is enacted to extend the exception process, therapy caps will return beginning on January 1, 2012.

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
     The 2007 Medicare, Medicaid and SCHIP Extension Act (“MMSEA” or “2007 SCHIP Extension Act”) established a three-year moratorium, which was scheduled to end on December 31, 2010, on the establishment or classification of any new LTACH facilities, any satellite facilities and increases in bed capacity at existing LTACHs. MMSEA also provided regulatory relief for a three year period to LTACHs to ensure continued access to current long-term acute care hospital services. Specifically, until after cost reporting periods beginning on or after July 1, 2010, MMSEA prevented CMS from implementing a new payment provision for short stay outlier cases, provided that the so-called 25% Rule would not be applied to freestanding LTACHs and grandfathered LTACHs such as the one we operate in New Orleans and provided that the phase-in of the 25% Rule for admissions from hospitals co-located with an LTACH or LTACH satellite would be frozen at the 50% level. The 25% Rule limits LTACH prospective payment system paid admissions from a single referral source to 25%. Admissions beyond the 25% threshold would be paid using lower inpatient PPS rates. PPACA further delayed implementation of the 25% Rule to no sooner than cost reporting periods beginning July 1, 2012.
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
     On November 2, 2010, CMS issued its final rule on an existing payment policy called the Multiple Procedure Payment Reduction for most Medicare Part B therapy services. This policy addresses one of the larger components of the procedural billing code for all therapy procedures that follow the first procedure. The final rule will result in a 25% reduction in reimbursement of practice expenses for secondary procedures when multiple therapy services are provided on the same day. This negative impact was partially offset by an 8-9% increase in practice expense relative value unit reimbursement. We estimate that the final rule will have a gross negative annual impact on operating earnings of approximately $5 to $6 million in our skilled nursing rehabilitation services (“SRS”) division. After mitigation, we believe that the net impact will be $2

REHABCARE GROUP, INC.
to $3 million in 2011. The SRS division derives approximately one-third of its revenues from Medicare Part B. The impact on our other divisions is not expected to be material.
     On April 1, 2011, CMS released proposed rules for Accountable Care Organizations (ACOs). While ACOs appear to be an integral part of PPACA, the rule stipulates little regarding post-acute care, with the majority of the attention given to acute care hospitals and physicians. The company will continue to monitor the rule and its future impact to post-acute care.
     In late April 2011, CMS issued proposed payment rules for inpatient rehabilitation facilities and long-term acute care hospitals for federal fiscal year 2012. We are currently evaluating the impact of these proposed rules, but we do not anticipate the impact of the rules as proposed to be material to our business.
     On April 28, 2011, CMS issued the proposed payment rule for skilled nursing facilities for federal fiscal year 2012. The proposal includes:
1)	two different options being considered for the net payment rate update:
a.	a 2.7% market basket update less a 1.2% productivity adjustment, for a net increase of 1.5%; or

b.	a net 11.3 % reduction in rates through a parity adjustment on RUGs IV;

2)	changes in group therapy rules; and

3)	technical changes to the patient assessment process including the Minimum Data Set (MDS).
     While the final rule, which we expect to be issued in late July or early August, could differ from the proposed rule, we are evaluating the potential impact on our business should the rule go effective as proposed. We are also developing strategies to ensure continued patient access to clinically appropriate care and to optimize business performance.
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies, including the use of estimates, were presented in the notes to consolidated financial statements included in our 2010 Annual Report on Form 10-K, filed on February 28, 2011.
     Critical accounting policies are those that are considered most important to the presentation of our financial condition and results of operations, require management’s most difficult, subjective and complex judgments, and involve uncertainties. Our most critical accounting policies pertain to business combinations, allowance for doubtful accounts, contractual allowances, goodwill and other intangible assets and health, workers compensation and professional liability insurance accruals. Each of these critical accounting policies was discussed in our 2010 Annual Report on Form 10-K in the Critical Accounting Policies and Estimates section of “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no significant changes in the application of critical accounting policies during the first three months of 2011.
Item 3. — Quantitative and Qualitative Disclosures About Market Risks
     The Company’s primary market risk exposure consists of changes in interest rates on certain borrowings that bear interest at floating rates. Interest rate changes on variable rate debt impact our interest expense and cash flows, but do not impact the fair value of the underlying debt instruments. Borrowings under our revolving credit facility bear interest at our option at either a base rate or the London Interbank Offering Rate (“LIBOR”) for one, two, three or six month interest periods, or a nine or twelve month period if available, plus an applicable margin percentage. The base rate is the greater of the federal funds rate plus one-half of 1%, Bank of America N.A.’s prime rate or one month LIBOR plus 1%. The applicable margin percentage is based upon our consolidated total leverage ratio. As of March 31, 2011, there was no balance outstanding under the revolving credit facility.
     Borrowings under our term loan facility bear interest at our option at either the base rate plus 300 basis points or LIBOR plus 400 basis points with a LIBOR floor of 200 basis points. As of March 31, 2011, the balance outstanding against the term loan facility was $369.4 million. At March 31, 2011, the term loan facility was subject to a one-month LIBOR contract and the one-month LIBOR rate was 0.25% resulting in an all-in interest rate of 6.0% due to the 2.0% LIBOR floor and the 400 basis point margin. Based on the $369.4 million of term loan debt outstanding at March 31, 2011, a 100 basis point increase in the one-month LIBOR rate would result in no additional interest expense (as a result of the LIBOR floor). A 200 basis point

REHABCARE GROUP, INC.
increase in the LIBOR rate would result in additional interest expense of approximately $0.9 million on an annualized basis.
Item 4. — Controls and Procedures
     As of March 31, 2011, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in making known in a timely fashion material information required to be filed in this report. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. — OTHER INFORMATION
Item 1. — Legal Proceedings
     RehabCare is aware of five purported class actions (of which three filed in the Court of Chancery have been consolidated into one purported class action) filed by purported stockholders of RehabCare relating to the proposed merger of RehabCare into Kindred and against RehabCare, RehabCare’s directors and Kindred. The complaints allege, among other things, that RehabCare’s directors breached their fiduciary duties to the RehabCare stockholders, and that RehabCare and Kindred aided and abetted RehabCare’s directors in such alledge breaches of their fiduciary duties. The plaintiffs seek injunctive relief preventing the defendants from consummating the transactions contemplated by the Merger Agreement, rescission of such transactions and attorneys’ fees and expenses. RehabCare, Kindred and the other defendants believe that the lawsuits are without merit and intend to defend against them.
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
Item 1A. — Risk Factors
     For information regarding risk factors, please refer to the Company’s 2010 Annual Report on Form 10-K. There were no material changes in the Company’s risk factors in the first three months of 2011.
Item 6. — Exhibits
     See exhibit index

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REHABCARE GROUP, INC.
April 29, 2011
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